Form 10-Q
period 2004-09-30
Sunstone Hotel Investors, Inc.
filed 2004-12-02
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-117141

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

903 Calle Amanecer, Suite 100 San Clemente, California	92673
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 369-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 30, 2004, 31,353,616 shares, $0.01 par value per share, of the registrant’s common stock were outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

BALANCE SHEETS

	September 30, 2004	June 28, 2004
	(unaudited)	(unaudited)
Assets
Cash	$100	$100
Deferred offering costs	4,223,770	—

Total assets	$4,223,870	$100

Liabilities and Stockholders’ Equity
Payable to related party	$3,311,813	$—
Accrued offering expenses	911,957
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 100 shares authorized, issued and outstanding	1	1
Additional paid-in capital	99	99

Total stockholders’ equity	100	100

Total liabilities and stockholders’ equity	$4,223,870	$100

See accompanying notes.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO BALANCE SHEETS (UNAUDITED)

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004. On October 26, 2004, the Company completed an initial public offering of 21,294,737 shares of its common stock, par value $0.01 per share. The offering price was $17.00 per share resulting in gross proceeds of $362.0 million. On November 22, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 3,165,000 shares of common stock and received gross proceeds of $53.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses, were approximately $376.7 million. In addition, simultaneously with the initial public offering, the Company obtained a $75.0 million unsecured term note. A portion of the net proceeds of the offering and the unsecured term note were used to acquire a portfolio of hotel properties (the “Properties”) and continue the real estate business of the Sunstone Predecessor Companies. The Sunstone Predecessor Companies were actively engaged in owning, acquiring, selling and renovating hotel properties in the United States.

Formation and Structuring Transactions

Concurrently with the consummation of the initial public offering of the Company’s common stock, (the “Offering”), the Company and a newly formed limited partnership (the “Operating Partnership”), together with Sunstone Predecessor Companies engaged in certain formation and structuring transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) enable the Company to raise the necessary capital to acquire the Properties and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisitions, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to real estate investment trusts, (iv) facilitate potential financings and (v) preserve certain tax advantages for Sunstone Predecessor Companies.

The operations of the Company are carried on primarily through the Operating Partnership and its subsidiaries in order to comply with the Internal Revenue Code.

The Company is the sole general partner in the Operating Partnership and Sunstone Predecessor Companies transferred their property and operating interests in the Sunstone Predecessor Companies in exchange for limited partnership interests in the Operating Partnership, common stock and cash.

The transfer of the properties and operating interests of Sunstone Predecessor Companies for 9,990,932 shares of common stock and 19,112,556 membership interests in the Operating Partnership were accounted for at the historical cost of their interests in Sunstone Predecessor Companies similar to a pooling of interests as these entities are all under common control. We purchased 12,247,984 membership units in Sunstone Hotel Partnership from the Sunstone Predecessor Companies with the proceeds from the initial public offering. In addition, on November 22, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company purchased 3,165,000 membership units in Sunstone Hotel Partnership from the Sunstone Predecessor Companies.

2. Basis of Presentation and Summary of Accounting Policies

The accompanying interim financial statement has been prepared in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statement presented herein reflects all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statement. This financial statement should be read in conjunction with the financial statements included in our registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on October 20, 2004.

The financial statement includes the accounts of the Company. Through September 30, 2004, there have been no intercompany balances or transactions.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the reporting period. Actual results could materially differ from those estimates.

3. Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

4. Deferred offering costs and payable to related party

In connection with the initial public offering discussed in Note 1, the Company had unsecured borrowings, through September 30, 2004, of approximately $3.3 million from Sunstone Hotel Investors, L.L.C. (an affiliate of the Company) to fund offering costs incurred prior to the offering, including legal, accounting and other related costs.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

COMBINED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,687	$20,229
Restricted cash	39,826	37,611
Accounts receivable, net	29,125	19,040
Due from related parties	475	451
Inventories	2,539	2,690
Prepaid expenses	5,115	2,624
Current assets of discontinued operations	691	—

Total current assets	104,458	82,645
Investment in hotel properties, net	1,186,332	1,227,537
Hotel properties held for sale, net	20,217	—
Other real estate, net	7,505	7,767
Deferred financing costs, net	7,989	11,921
Interest rate cap agreements	8	540
Goodwill	28,493	28,493
Other assets, net	4,334	6,039
Other assets, net, of discontinued operations	257	—

Total assets	$1,359,593	$1,364,942

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$20,705	$28,943
Accrued payroll and employee benefits	14,212	13,263
Other current liabilities	33,056	25,313
Current portion of notes payable	64,786	25,804
Current liabilities of discontinued operations	1,081	—

Total current liabilities	133,840	93,323
Notes payable, less current portion	833,920	891,848
Deferred income taxes	40,995	43,612
Accrued pension liability	1,274	1,638
Other liabilities	3,146	3,572
Other liabilities of discontinued operations	16,529	—

Total liabilities	1,029,704	1,033,993
Commitments and contingencies
Minority interest	542	604
Members’ equity:
Members’ capital	331,089	332,087
Accumulated other comprehensive loss	(1,742)	(1,742)

Total members’ equity	329,347	330,345

Total liabilities and members’ equity	$1,359,593	$1,364,942

See accompanying notes to combined financial statements (unaudited).

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Room	$95,960	$86,764	$261,752	$237,207
Food and beverage	27,350	24,814	82,062	76,346
Other operating	11,359	10,425	32,885	27,933
Management and other fees from related parties	129	66	651	198

Total revenues	134,798	122,069	377,350	341,684

OPERATING EXPENSES
Room	20,867	19,742	57,859	54,818
Food and beverage	19,784	18,310	57,576	55,477
Other operating	7,783	7,023	22,067	18,523
Advertising and promotion	8,024	7,291	22,681	21,500
Repairs and maintenance	5,523	5,282	16,112	15,389
Utilities	5,929	5,441	15,969	14,468
Franchise costs	7,352	6,728	20,062	17,942
Property taxes, ground lease and insurance	7,312	7,228	20,857	21,585
General and administrative	17,652	15,793	50,395	45,847
Depreciation and amortization	14,742	13,205	43,014	39,432
Impairment loss	—	—	7,439	—

Total operating expenses	114,968	106,043	334,031	304,981

Operating income	19,830	16,026	43,319	36,703
Interest and other income	302	200	518	545
Interest expense	(13,762)	(15,864)	(40,226)	(41,954)

Income (loss) before minority interest, income taxes and discontinued operations	6,370	362	3,611	(4,706)
Minority interest	(39)	(16)	127	(16)
Provision for income taxes	(415)	(76)	(280)	(435)

Income (loss) from continuing operations before discontinued operations	5,916	270	3,458	(5,157)
Income (loss) from discontinued operations	(1,396)	2,945	(20,428)	1,707

NET INCOME (LOSS)	$4,520	$3,215	$(16,970)	$(3,450)

See accompanying notes to combined financial statements (unaudited).

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,970)	$(3,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	440	89
Minority interest	(127)	16
(Gain) loss on sale of hotel properties	1,220	(3,118)
Depreciation—investment in hotel properties and discontinued operations	44,500	44,927
Amortization of deferred franchise fees	214	253
Amortization of deferred financing costs	3,797	6,208
Impairment loss—investment in hotel properties and discontinued operations	24,393	—
Loss on derivatives	540	1,416
Deferred income taxes	(2,617)	729
Changes in operating assets and liabilities:
Cash from discontinued operations	(129)	—
Restricted cash	(2,215)	(11,599)
Accounts receivable	(10,914)	(9,589)
Due from affiliates	(24)	(229)
Inventories	4	345
Prepaid expenses and other assets	(1,872)	1,278
Accounts payable and other liabilities	(17)	17,778
Accrued payroll and employee benefits	1,139	50
Accrued pension liability	(364)	(332)

Net cash provided by operating activities	40,998	44,772

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	37,584	33,206
Acquisitions of hotel properties	(38,820)	(41,925)
Additions to hotel properties and other real estate	(46,826)	(29,507)

Net cash used in investing activities	(48,062)	(38,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	42,806	405,700
Payments on notes payable	(45,236)	(378,776)
Payments of deferred financing costs, net	(77)	(7,041)
Acquisition of interest rate cap agreements	(8)	(536)
Contributions from members	25,322	18,390
Distributions to members	(9,350)	(35,770)
Contributions from minority interest holders	105	—
Distributions to minority interest holders	(40)	(26)

Net cash provided by financing activities	13,522	1,941

Net increase in cash and cash equivalents	6,458	8,487
Cash and cash equivalents, beginning of period	20,229	22,302

Cash and cash equivalents, end of period	$26,687	$30,789

See accompanying notes to combined financial statements (unaudited).

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined financial statements as of September 30, 2004 (unaudited) and December 31, 2003 (audited) and for the three and nine months ended September 30, 2004 and 2003 (unaudited) include the accounts of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”) and Sunstone/WB Hotel Investors IV, LLC (“WB IV”). Significant intercompany accounts and transactions have been eliminated for all periods presented. Certain amounts included in the combined financial statements for prior periods have been reclassified to conform with the current financial statement presentation, including the comparative presentation of discontinued operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SHI, WB and WB IV will be referred to, collectively, as the “Company” or “Sunstone Predecessor Companies”. Affiliates of Westbrook Partners are referred to collectively as “Westbrook” or “Westbrook Affiliates”.

Interim Combined Financial Statements

The accompanying combined balance sheet as of September 30, 2004, the related combined statements of operations for the three and nine months ended September 30, 2004 and 2003, and the related combined statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited and have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. The interim combined financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. These interim combined financial statements should be read in conjunction with the audited combined financial statements as of December 31, 2003 and 2002, and the three years in the period ended December 31, 2003.

Use of Estimates

The preparation of combined financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Seasonality

The hotel industry is seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in the Company’s operating results.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $1.3 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively, and $3.8 million and $6.2 million for the nine months ended September 30, 2004 and 2003, respectively.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

New Accounting Standard

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended (“FIN 46”). As of September 30, 2004, the Company was not considered to be the primary beneficiary in any such arrangements.

2. Investment in Hotel Properties

Investment in hotel properties consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Land	$132,568	$147,554
Buildings and improvements	1,062,445	1,065,991
Fixtures, furniture and equipment	159,836	148,708
Franchise fees	2,849	3,087
Construction in process	9,991	17,703

	1,367,689	1,383,043
Accumulated depreciation and amortization	(181,357)	(155,506)

	$1,186,332	$1,227,537

3. Discontinued Operations

As part of the Company’s strategic plan to dispose of non-core hotel assets, management has identified in its disposition plan seven hotel properties and a vacant land parcel to be sold during 2004. Five of the hotel properties and the vacant land parcel were sold during the nine months ended September 30, 2004 for net proceeds of $37.6 million and a net loss on sale of $1.2 million. Additionally, an impairment loss of $17.0 million was recorded for the nine months ended September 30, 2004 related to hotel properties in the disposition plan, representing the amount in excess of the carrying values over the related sales prices less estimated selling costs. The remaining two hotel properties met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at September 30, 2004.

The following is a summary of the Company’s discontinued operations for the three and nine months ended September 30, 2004 and the comparative operating information for the three and nine months ended September 30, 2003 related to hotel properties sold or held for sale through September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Operating revenues	$3,883	$15,947	$19,440	$52,809
Operating expenses	(4,236)	(12,758)	(18,576)	(43,156)
Interest expense	(454)	(1,789)	(1,854)	(5,007)
Depreciation and amortization	(183)	(1,483)	(1,700)	(5,748)
Impairment loss	—	—	(16,954)	—
(Loss) gain on disposal	(838)	3,118	(1,220)	3,118
Income tax benefit (provision)	432	(90)	436	(309)

(Loss) income from discontinued operations	$(1,396)	$2,945	$(20,428)	$1,707

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The assets and liabilities of the discontinued operations consisted of the following at September 30, 2004 (in thousands):

Assets:
Total current assets	$691
Hotel properties held for sale, net	20,217
Deferred financing costs, net	212
Other assets, net	45

Total assets of discontinued operations	$21,165

Liabilities:
Total current liabilities	$1,081
Notes payable	16,516
Other liabilities	13

Total liabilities of discontinued operations	$17,610

4. Other Real Estate

Other real estate consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,431	4,428
Fixtures, furniture and equipment	3,450	3,220

	9,481	9,248
Accumulated depreciation	(2,226)	(1,731)

	7,255	7,517
Land held for future development or sale	250	250

	$7,505	$7,767

5. Derivative Financial Instruments

At September 30, 2004 and December 31, 2003, the Company held various interest rate cap agreements to manage its exposure to the interest rate risks related to its floating rate debt. None of the Company’s derivatives held at September 30, 2004 and December 31, 2003 qualify for hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s derivatives for the three months ended September 30, 2004 and 2003 resulted in a net loss of $80,000 and $293,000, respectively, and for the nine months ended September 30, 2004 and 2003 resulted in a net loss of $540,000 and $1.4 million, respectively. The changes in fair value have been reflected as an increase in interest expense for the three and nine months ended September 30, 2004 and 2003.

At September 30, 2004 and December 31, 2003, the total notional amount of the underlying variable-rate debt being hedged was $775.5 million, which caps the applicable LIBOR variable rate at fixed rates ranging from 2.65% to 7.19%. The interest rate cap agreements terminate between January 2005 and May 2006. The fair value of the interest rate cap agreements at September 30, 2004 and December 31, 2003 was $9,000 and $540,000, respectively.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Notes payable requiring payments of interest and principal, with interest at rates ranging from variable of one-month LIBOR plus 2.90% to 3.60% to fixed rates ranging from 8.51% to 9.88%; maturing at dates ranging from October 2004 through June 2013. The notes are collateralized by first deeds of trust on 55 hotel properties and one laundry facility.	$816,923	$822,733
Unsecured revolving line of credit in the amount of $7.0 million requiring monthly payments of interest only at one-month LIBOR plus 3.75% on the drawn portion of the line of credit and quarterly payments of 0.50% on the average unused portion of the line of credit during the previous quarter. The revolving line of credit had its maturity extended to October 2004 and is collateralized by a repayment guarantee.	—	800
Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25%. The loan matures in May 2006 and is collateralized by one hotel.	5,755	—
Notes payable requiring monthly payments of principal and interest at 8.25%. The notes mature in November 2023 and are collateralized by a leasehold mortgage, assignment of leases and rents, and security agreement and fixture filing on the two hotel properties.	74,906	75,936
Mezzanine note payable requiring monthly payments of interest only through March 2004, and thereafter, principal at $90,915 per month plus interest at the greater of 2.50% or one-month LIBOR plus 8.00%. The note matures in October 2005 and is collateralized by a pledge agreement granting a security interest in the Company’s assets.	17,638	18,183

	915,222	917,652
Less: current portion	(64,786)	(25,804)

	$850,436	$891,848

Total interest incurred on the notes payable was $12.8 million and $14.8 million for the three months ended September 30, 2004 and 2003, respectively, and $37.7 million and $39.3 million for the nine months ended September 30, 2004 and 2003, respectively.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. Income Taxes

The benefit from (provision for) income taxes included in the combined statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$(365)	$(100)	$(1,821)	$(300)
State	(290)	(26)	(640)	(98)

	(655)	(126)	(2,461)	(398)

Deferred:
Federal	1,045	812	2,955	2,414
State	194	135	1,026	421

	1,239	947	3,981	2,835
Valuation allowance	(567)	(987)	(1,364)	(3,181)

Benefit from (provision for) income taxes	$17	$(166)	$156	$(744)

The benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Benefit from (provision for) continuing operations:
Current	$(655)	$(42)	$(2,461)	$(144)
Deferred	240	(34)	2,181	(291)

Benefit from (provision for) continuing operations	(415)	(76)	(280)	(435)

Benefit from (provision for) discontinued operations:
Current	—	(84)	—	(254)
Deferred	432	(6)	436	(55)

Benefit from (provision for) discontinued operations	432	(90)	436	(309)

Benefit from (provision for) income taxes	$17	$(166)	$156	$(744)

For the three and nine months ended September 30, 2004 and 2003, the benefit from (provision for) income taxes differs from the federal statutory rate primarily because (i) a significant portion of the Company’s income is earned in partnerships, and, as such, is not subject to federal or most state income tax; and (ii) the goodwill associated with impairment losses is not deductible.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The tax effects of temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Deferred tax assets:
NOL carryover	$14,545	$13,898
State taxes and other	2,580	2,727
Other reserves and accruals	4,428	3,337

Current deferred tax asset before valuation allowance	21,553	19,962

Deferred tax liabilities:
Depreciation	(47,647)	(50,028)
Other	(11)	(21)

	(47,658)	(50,049)

Net deferred tax liabilities	(26,105)	(30,087)
Valuation allowance	(14,890)	(13,525)

	$(40,995)	$(43,612)

Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Substantially all of the Company’s deferred tax liabilities at September 30, 2004 and December 31, 2003 were due to the lower tax bases of its hotel assets in comparison to the book bases.

The Company maintains a valuation allowance to offset a portion of its deferred tax assets due to uncertainties surrounding their realization.

At September 30, 2004 and December 31, 2003, the Company had federal net operating loss carryforwards of $36.4 million and $35.2 million, respectively, which begin to expire in 2019.

At September 30, 2004 and December 31, 2003, the Company had state net operating loss carryforwards of $24.3 million and $19.9 million, respectively, which begin to expire in 2011.

8. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company for both continuing operations and discontinued operations during the three months ended September 30, 2004 and 2003 were $7.4 million and $7.8 million, of which $4.2 million and $4.3 million, respectively, were for franchise royalties. During the nine months ended September 30, 2004 and 2003 total franchise costs were $20.9 million and $21.4 million, of which $11.5 million and $11.7 million, respectively, were for franchise royalties. The remaining franchise costs include advertising, reservation and priority club assessments.

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Renovation and Construction Commitments

At September 30, 2004 and December 31, 2003, the Company has various contracts outstanding with third parties in connection with the renovation of certain of the Company’s hotel properties. The Company’s remaining commitments under these contracts totaled $5.5 million at September 30, 2004 and $17.8 million at December 31, 2003.

Operating Leases

At September 30, 2004, the Company was obligated under the terms of seven ground leases and a lease on the corporate facility, which mature from dates ranging from 2005 through 2096.

Rent expense incurred pursuant to these ground lease agreements totaled $1.1 million for both the three months ended September 30, 2004 and 2003, and $3.0 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively, and was included in property taxes, ground lease and insurance in the accompanying statements of operations. Rent expense incurred pursuant to the lease on the corporate facility totaled $189,000 for both the three months ended September 30, 2004 and 2003, and $567,000 and $552,000 for the nine months ended September 30, 2004 and 2003, respectively, and was included in general and administrative expenses in the accompanying statements of operations.

9. Transactions With Affiliates

Management Fees

On January 30, 2004, the Company entered into a management agreement with an affiliate to provide management services for the hotel located in Beverly Hills, California owned by the affiliate. The agreement expires January 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company is to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined.

On March 30, 2004, the Company entered into a management agreement with an affiliate to provide management services for the hotel located in Nashville, Tennessee owned by a Westbrook affiliate. The agreement expires on March 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company is to receive from the Westbrook affiliate a base management fee of 2.5% of gross operating revenues, as defined.

On May 29, 2002, the Company entered into asset management agreements to provide asset management services for two hotels located in Lithia Springs and Suwanee, Georgia owned by a Westbrook affiliate. The agreements expire on May 29, 2007 and include successive one-year renewal options. Pursuant to the agreements, the Company is to receive an asset management fee of 1.0% of gross operating revenues, as defined.

Aggregate management fees and asset management fees earned from affiliates totaled $113,000 and $66,000, for the three months ended September 30, 2004 and 2003, respectively, and $297,000 and $198,000 for the nine months ended September 30, 2004 and 2003, respectively.

Accounting Fees

The Company receives an accounting fee from certain affiliates equal to $10 per available room per month. Aggregate accounting fees earned from affiliates totaled $16,000 and $36,000 for the three and nine months

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

ended September 30, 2004, respectively. The Company did not earn any accounting fees for the three and nine months ended September 30, 2003.

Acquisition Fees

During the nine months ended September 30, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Company received aggregate acquisition fees in the amount of $318,000 in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. The Company did not earn any acquisition fees for the three months ended September 30, 2004 or the three and nine months ended September 30, 2003.

Other Reimbursements

From time to time, the Company paid for certain expenses such as payroll, insurance and other costs on behalf of the Westbrook Affiliates. The Westbrook Affiliates generally reimburse such amounts on a monthly basis. At September 30, 2004 and December 31, 2003, amounts owed to the Company by the Westbrook Affiliates amounted to $475,000 and $451,000, respectively, and are included in due from affiliates.

10. Acquisitions and Dispositions of Hotel Properties

On April 15, 2004, the Company sold the Hawthorn Suites Hotel located in Anaheim, California, to an unrelated third party. The hotel was sold for net proceeds of $4.5 million, resulting in a loss on the sale of $392,000. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003.

On April 28, 2004, the Company purchased the JW Marriott hotel, located in Cherry Creek, Colorado, from an unrelated third party. The hotel was purchased for an aggregate purchase price of $38.8 million and is included in investment for hotel properties, net at September 30, 2004.

On May 18, 2004, the Company sold the Holiday Inn Select hotel located in La Mirada, California, to an unrelated third party. The hotel was sold for net proceeds of $17.2 million, resulting in a gain on the sale of $349,000. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003.

On May 27, 2004, the Company sold the Holiday Inn hotel located in Anchorage, Alaska, to an unrelated third party. The hotel was sold for net proceeds of $7.7 million, resulting in a loss on the sale of $241,000. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003.

On August 27, 2004, the Company sold the Four Points by Sheraton hotel located in Silverthorne, Colorado, to an unrelated third party. The hotel was sold for net proceeds of $3.2 million, resulting in a gain on the sale of $215,000. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003.

On September 30, 2004, the Company sold the Concord Hotel and Conference Center located in Concord, California, to an unrelated third party. The hotel was sold for net proceeds of $4.8 million, resulting in a loss on

SUNSTONE HOTEL INVESTORS, L.L.C.

WB HOTEL INVESTORS, LLC

SUNSTONE/WB HOTEL INVESTORS IV, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the sale of $1.1 million. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003.

11. Subsequent Events

On October 26, 2004, Sunstone Hotel Investors, Inc. completed its initial public offering, acquired the properties and hotel business of the Company and engaged in other formation and structuring transactions that changed, among other things, the Company’s management and franchise agreements and debt obligations.

On November 10, 2004, the Company sold the Holiday Inn hotel located in Flagstaff, Arizona, to an unrelated third party for $7.6 million. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003, and the related assets and liabilities were classified as held for sale at September 30, 2004.

On November 18, 2004, the Company sold the San Marcos Resort located in Chandler, Arizona, to an unrelated third party for $13.7 million. The operating results of the hotel were included in discontinued operations in the accompanying combined statements of operations during the three and nine months ended September 30, 2004 and 2003, and the related assets and liabilities were classified as held for sale at September 30, 2004.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in detail in our Form S-11 under the caption “Risk Factors” and elsewhere in this Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt and associated hedging strategies;

•	financial and other covenants in our debt;

•	conflicts of interests with our directors and Westbrook Real Estate Partners, LLC;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of Interstate Hotels & Resorts, Inc., the management company for almost all of our hotels;

•	the ground leases for seven of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally; and

•	other events beyond our control

These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We own primarily upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, InterContinental, Hyatt, Starwood, Carlson and Wyndham.

Operations

Our historical financial data is for our predecessor companies, who owned and operated the hotels during the periods presented. As a result of our initial public offering, we made substantial changes to our operations to effect the Formation and Structuring Transactions as further discussed in our Form S-11 and to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position.

Formation and Structuring Transactions and our offering. The following items occurred or will affect our future results of operations as a result of our public offering:

•	the payment of management fees to Interstate Hotels and Resorts, the Management Company, which has assumed responsibility for our hotel operations pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the employee transfers to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the Contributing Entities;

•	the exclusion of two hotels that were not contributed to us and the effect of two hotels that are held for sale as of September 30, 2004;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company, which are estimated to be approximately $2.2 million per year.

The effects of these matters are described under “Unaudited Pro Forma Financial Data.”

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Code, Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, who has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee will be consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis will be from the performance of our hotels. The earnings of the TRS Lessee will be subject to taxation like other C corporations, which will reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings;

•	Other operating revenue, which consists of ancillary hotel revenue such as telephone, parking, spa, golf, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.; and

•	Management and other fees from affiliates, which consists of other non-operating income and management and other fees from our affiliates prior to the Formation and Structuring Transactions.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, other operating revenue or management and other fees from affiliates.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	General and administrative expense, which consists of our property-level general and administrative expenses, as well as corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent, as well as management fees with respect to our hotels; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

Most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to improvements in occupancy are accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically only result in increases in limited categories of operating costs and expenses, primarily credit card commissions, franchise fees and franchise assessments. Thus, improvements in ADR have a more significant impact on improving our operating margins than occupancy.

We continually seek to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much we or the Management Company and our other operators, can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially workers’ compensation in our California hotels and health insurance) and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2003 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
2004
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004(1)
JW Marriott, Cherry Creek, Colorado(2)	196	April 28, 2004

2003
Residence Inn by Marriott, Manhattan Beach, California	176	June 20, 2003
Marriott, Ontario, California	299	January 24, 2003

Total January 1, 2003 to September 30, 2004	751

(1)	Opening date of developed hotel.
(2)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for these four hotel acquisitions was approximately $91.5 million, or $122 thousand per room. The operations of the acquired hotels for each of the periods presented through September 30, 2004 are included in our financial results following the date of acquisition. The cost of the acquisitions is included in our cash flows from investing activities for each of the periods presented through September 30, 2004.

Sale of hotels. The following table sets forth the hotels that since the beginning of 2003 have been sold or are currently held for sale and indicates their room count and sale date:

Hotel	Rooms	Sale Date
2004
San Marcos Resort, Chandler, Arizona(1)	295	November 18, 2004
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points—Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004

Hotel	Rooms	Sale Date
2003
Marriott, Woodland Hills, California	473	December 10, 2003
Hampton Inn, Clackamas, Oregon	114	October 30, 2003
Hilton Garden Inn, Sacramento, California	154	July 31, 2003
Hampton Inn, Denver, Colorado	152	July 24, 2003
Hampton Inn, Pueblo, Colorado	112	July 24, 2003
Hampton Inn, Mesa, Arizona	118	July 22, 2003
Hampton Inn, Tucson, Arizona	126	July 22, 2003

Total January 1, 2003 to September 30, 2004	2,852

(1)	This hotel is held under a contract to sell, subject to the purchaser securing the appropriate insurance coverages.

The aggregate net sale proceeds for the 12 closed hotel dispositions through September 30, 2004 was $156.8 million, or $65 thousand per room. Subsequent to September 30, 2004, we sold two additional hotel properties for gross sales proceeds of $21.3 million, or $47 thousand per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through September 30, 2004 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales through September 30, 2004 are included in our cash flows from investing activities for the respective periods.

The operations of the hotels that have been sold or are held for sale, as well as any gains or losses on sale for each of the periods presented through September 30, 2004 are included in our income (loss) from discontinued operations for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2003 adjusted for the hotels acquired and sold during the respective periods. From January 1, 2003 to September 30, 2004, we have increased the average number of rooms per hotel from 237 to 244 as a result of the above acquisitions and sales, as further detailed in the table below (third quarter 2004 figures include pending transactions).

		2004
	2003	First Quarter	Second Quarter		Third Quarter
Portfolio Data—Hotels
Number of hotels—beginning of period	66	61	61		60
Add: Acquisitions	2	—	—		—
Add: Developments	—	—	2	(1)	—
Less: Sales	7	—	3		4	(2)
Less: Assets not included	—	—	—		2	(3)

Number of hotels—end of period	61	61	60		54
Portfolio Data—Rooms
Number of rooms—beginning of period	15,664	14,901	14,901		14,529
Add: Acquisitions	475	—	—		—
Add: Developments	—	—	276	(1)	—
Add: Room expansions	11	—	20		—
Less: Sales	1,249	—	668		935	(2)
Less: Assets not included	—	—	—		411	(3)

Number of rooms—end of period	14,901	14,901	14,529		13,183
Average rooms per hotel—end of period	244	244	242		244

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.
(2)	Also reflects Holiday Inn, Flagstaff, Arizona, was sold on November 10, 2004, and San Marcos Resort, Chandler, Arizona, was sold on November 18, 2004.
(3)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms).

Renovation, redevelopment and rebranding of hotels. We have made significant investments in our hotels which we believe have improved and will continue to improve the competitiveness of our hotels. We have kept and, to the extent practicable, intend to continue to keep hotels operational and minimize disruptions to the hotels during renovation and redevelopment work.

The following table summarizes the major renovations and redevelopments we completed at our hotels during the periods indicated from January 1, 2003 through September 30, 2004.

	2003	Nine months ended September 30, 2004	Total
Number of hotels	11	13	24
Number of rooms	3,382	3,820	7,202
Cost (thousands)(1)	$23,728	$46,287	$70,015
Cost per room (thousands)	$7.0	$12.1	$9.7

(1)	Aggregate amount spent on renovation made during the period indicated and prior periods during the redevelopment and renovation.

Operating Results

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

The following table presents our operating results for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Revenues
Room	$95,960	$86,764	$9,196	10.6%
Food and beverage	27,350	24,814	2,536	10.2
Other operating	11,359	10,425	934	9.0
Management and other fees from affiliates	129	66	63	95.5

Total revenues	134,798	122,069	12,729	10.4

Operating expenses
Room	20,867	19,742	1,125	5.7
Food and beverage	19,784	18,310	1,474	8.1
Other hotel	41,923	38,993	2,930	7.5
General and administrative	17,652	15,793	1,859	11.8
Depreciation and amortization	14,742	13,205	1,537	11.6
Impairment loss	—	—	—	—

Total operating expenses	114,968	106,043	8,925	8.4

Operating income	19,830	16,026	3,804	23.7
Interest and other income	302	200	102	51.0
Interest expense	(13,762)	(15,864)	2,102	13.3

Income before minority interest, income taxes and discontinued operations	6,370	362	6,008	1659.7
Minority interest	(39)	(16)	(23)	(143.8)
Provision for income taxes	(415)	(76)	(339)	(446.1)

Income from continuing operations before discontinued operations	5,916	270	5,646	2091.1
Income (loss) from discontinued operations	(1,396)	2,945	(4,341)	(147.4)

Net income	$4,520	$3,215	$1,305	40.6

Operating Statistics
Occupancy(1)	77.2%	74.8%	2.4%	3.2%
Average daily rate(1)	$99.26	$95.50	$3.76	3.9%
RevPAR(1)	$76.63	$71.43	$5.20	7.3%
Hotel operating margin	38.7%	36.8%	1.9%	5.2%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $9.2 million, or 10.6%, from $86.8 million in the third quarter of 2003 to $96.0 million in the third quarter of 2004. This increase is primarily attributable to the following factors:

•	Average daily rate increased $3.76, or 3.9%, which resulted in $3.6 million;

•	Acquired properties contributed $3.1 million; and

•	Occupancy increased 2.4%, or 320 basis points, which resulted in $3.0 million.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during the quarter ended September 30, 2004, in addition to improved revenues resulting from the recently renovated banquet and restaurant facilities and enhanced menu pricing programs.

Other operating revenue. Our increased occupancy led to increases in other operating revenue, such as parking, entertainment and guest services. Through the increase in occupancy, we generated increases in banquet and conference room rental and ancillary services attributable to the banquet and catering business. We also generated increases from other services we provided to some of our group customers, including transportation. Besides the occupancy-driven improvements, we also generated additional revenue through the installation of new Starbucks Coffee retail outlets in specific hotels and the implementation of pay parking at specific hotels. However, these increases were partially offset by the continuing trend of declining telephone revenue and providing complimentary Internet access.

Management and other fees from affiliates. The increase in management and other fees from affiliates is primarily due to the acquisition fees and management fees related to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California. We will not receive any management fees from these hotels as a result of or following our public offering.

Hotel operating expenses. Besides the costs attributable to the increase in occupancy, several factors, including increases in wages, employee benefits (especially workers’ compensation for our California hotels and health insurance) and utility costs, led to the $5.5 million or 7.2% increase in hotel operating expense for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

General and administrative expense. General and administrative expense increased as a result of one-time charges associated with pre-opening expenses for the JW Marriott, Cherry Creek, Colorado and hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue. General and administrative expense also increased due to increased expenses at Buy Efficient, L.L.C. and our laundry facility in Salt Lake City, Utah resulting from significant revenue improvements over the prior year. Overall, the increases in general and administrative expenses were partially offset by lower corporate expenses.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base following completion of major renovations at some of our hotels throughout 2003 and through September 30, 2004.

Interest expense. Interest expense decreased primarily as a result of reductions in the interest payable due to reductions in the LIBOR index, the base rate for all of our floating rate debt, between the quarter ended September 30, 2003 and the quarter ended September 30, 2004, partially offset by higher average borrowings from two mortgage refinancings, both of which closed in the third quarter of 2003.

Our total notes payable, including current portion, was $915.2 million at September 30, 2004 and $917.7 million at December 31, 2003, with a weighted average interest rate per annum of approximately 5.5% at September 30, 2004 and 5.4% at December 31, 2003. At September 30, 2004, 10.5% of the amount outstanding under our notes payable was fixed and 89.5% of the amount outstanding under our notes payable was floating.

Provision for income taxes. As limited liability companies, the Contributing Entities were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. The increase in the tax provision was primarily attributable to changes in our valuation allowance associated with the current and future use of our net operating loss carryforwards.

The provision for income taxes applicable to continuing operations is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Benefit from (provision for) income taxes for continuing operations:
Current	$(655)	$(42)
Deferred	240	(34)

Provision for income taxes from continuing operations	$(415)	$(76)

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2003 and five hotels in the nine months ended September 30, 2004. Two hotels were held for sale and included in discontinued operations at September 30, 2004. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The amounts shown during the nine months ended September 30, 2004 and 2003 relate primarily to the seven hotels sold during 2003, the five hotels sold in the first nine months of 2004, and the two hotels held for sale at September 30, 2004. The loss from discontinued operations in 2004 compared to the income in 2003 was primarily due to hotel impairment losses at four hotels totaling $17.0 million in the first quarter of 2004. There were no goodwill impairment losses during the applicable periods.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The following table presents our operating results for the nine months ended September 30, 2004 and 2003, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Revenues
Room	$261,752	$237,207	$24,545	10.3%
Food and beverage	82,062	76,346	5,716	7.5
Other operating	32,885	27,933	4,952	17.7
Management and other fees from affiliates	651	198	453	228.8

Total revenues	377,350	341,684	35,666	10.4

Operating expenses
Room	57,859	54,818	3,041	5.5
Food and beverage	57,576	55,477	2,099	3.8
Other hotel	117,748	109,407	8,341	7.6
General and administrative	50,395	45,847	4,548	9.9
Depreciation and amortization	43,014	39,432	3,582	9.1
Impairment loss	7,439	—	7,439	0.0

Total operating expenses	334,031	304,981	29,050	9.5

Operating income	43,319	36,703	6,616	18.0
Interest and other income	518	545	(27)	(5.0)
Interest expense	(40,226)	(41,954)	1,728	4.1

Income (loss) before minority interest, income taxes and discontinued operations	3,611	(4,706)	8,317	176.7
Minority interest	127	(16)	143	893.8
Provision for income taxes	(280)	(435)	155	35.6

Income (loss) from continuing operations before discontinued operations	3,458	(5,157)	8,615	167.0
Income (loss) from discontinued operations	(20,428)	1,707	(22,135)	(1296.7)

Net loss	$(16,970)	$(3,450)	$(13,520)	(391.9)

Operating Statistics
Occupancy(1)	72.6%	69.2%	3.4%	4.9%
Average daily rate(1)	$97.75	$95.81	$1.94	2.0%
RevPAR(1)	$70.97	$66.30	$4.67	7.0%
Hotel operating margin	38.1%	35.7%	2.4%	6.7%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $24.5 million, or 10.3%, from $237.2 million in the nine months ended September 30, 2003 to $261.7 million in the nine months ended September 30, 2004. This increase is primarily attributable to the following factors:

•	Average daily rate increased $1.94, or 2.0%, which resulted in $5.2 million;

•	Acquired properties contributed $7.8 million; and

•	Occupancy increased 3.4%, or 490 basis points, which resulted in $11.5 million.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during the nine months ended September 30, 2004, in addition to improved revenues resulting from the recently renovated banquet and restaurant facilities and enhanced menu pricing programs.

Other operating revenue. Our increased occupancy led to increases in other operating revenue, such as parking, entertainment and guest services. Through the increase in occupancy, we generated increases in banquet and conference room rental and ancillary services attributable to the banquet and catering business. We also generated increases from other services we provided to some of our group customers, including transportation. Besides the occupancy-driven improvements, we also generated additional revenue through the installation of new Starbucks Coffee retail outlets in specific hotels and the implementation of pay parking at specific hotels. However, these increases were partially offset by the continuing trend of declining telephone revenue and providing complimentary Internet access.

Management and other fees from affiliates. The increase in management and other fees from affiliates is primarily due to the acquisition fees and management fees related to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California. We will not receive any management or other fees from these hotels as a result of or following our public offering.

Hotel operating expenses. Besides the costs attributable to the increase in occupancy, several factors, including increases in wages, employee benefits (especially workers’ compensation for our California hotels and health insurance) and utility costs, led to the $13.5 million or 6.1% increase in hotel operating expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

General and administrative expense. General and administrative expense increased as a result of one-time charges associated with pre-opening expenses for the JW Marriott, Cherry Creek, Colorado and hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue. General and administrative expense also increased due to increased expenses at Buy Efficient, L.L.C. and our laundry facility in Salt Lake City, Utah resulting from significant revenue improvements over the prior year. Overall, the increases in general and administrative expenses were partially offset by lower corporate expenses.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base following completion of major renovations at some of our hotels throughout 2003 and nine months ended September 30, 2004.

Interest expense. Interest expense decreased primarily as a result of reductions in the interest payable due to reductions in the LIBOR index, the base rate for all of our floating rate debt, between the nine months ended September 30, 2003 and the nine months ended September 30, 2004, partially offset by higher average borrowings from two mortgage refinancings, both of which closed in the third quarter of 2003.

Impairment loss. Impairment loss in the nine months ended September 30, 2004 consists of hotel impairment losses at three hotels and does not include any goodwill impairment loss. There was no impairment loss in the nine months ended September 30, 2003. The hotel impairment loss in the nine months ended September 30, 2004 related to our determination that the current carrying values of three hotels were no longer recoverable based on estimated future cash flows to be generated by the hotels. This determination resulted from certain depressed hotel markets. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs as described under “—Critical Accounting Policies—Impairment of Long-lived Assets.”

Provision for income taxes. As limited liability companies, the Contributing Entities were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. The decrease in the tax provision was primarily attributable to changes in our valuation allowance associated with the current and future use of our net operating loss carryforwards.

The provision for income taxes applicable to continuing operations is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Benefit from (provision for) income taxes for continuing operations:
Current	$(2,461)	$(144)
Deferred	2,181	(291)

Provision for income taxes from continuing operations	$(280)	$(435)

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2003 and five hotels in the nine months ended September 30, 2004. Two hotels were held for sale and included in discontinued operations at September 30, 2004. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The amounts shown during the nine months ended September 30, 2004 and 2003 relate primarily to the seven hotels sold during 2003, the five hotels sold in the first nine months of 2004, and the two hotels held for sale at September 30, 2004. The loss from discontinued operations compared to the income in 2003 was primarily due to hotel impairment losses at four hotels totaling $17.0 million in the first quarter of 2004 and the sale of three hotels in the second quarter 2004. There were no goodwill impairment losses during the applicable periods.

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma financial data gives effect to (1) hotel acquisitions, (2) the Formation and Structuring Transactions and (3) our offering, including the sale of shares to Robert A. Alter, the incurrence of debt under our new term loan facility and the application of the net proceeds. The following unaudited pro forma financial data does not take into consideration the exercise of the underwriters’ over-allotment option, the effect of which was the sale of an additional 3,165,000 shares of common stock at $17.00 per share. The proceeds were used to purchase 3,165,000 operating units from the Sunstone Predecessor Companies.

The historical financial information as of and for the three and nine months ended September 30, 2004 and 2003 has been derived from the unaudited combined financial statements of the Sunstone Predecessor Companies, which are included elsewhere in this Form 10-Q. The unaudited pro forma balance sheet data as of September 30, 2004, is presented as if the transactions had occurred as of September 30, 2004. The unaudited pro forma combined statements of operations data for the three and nine months ended September 30, 2004 and 2003 is presented as if the transactions had occurred as of the beginning of the periods indicated.

The contribution or sale to us of hotels and interests in entities by the Sunstone Predecessor Companies in the Formation and Structuring Transactions will be accounted for at the historical cost of such assets similar to a pooling of interests as the Sunstone Predecessor Companies are all under common control.

The unaudited pro forma combined financial data and related notes are presented for informational purposes only and do not purport to represent what our financial position or results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast our combined financial position or results of operations for any future date or period.

We believe that the pro forma information are useful to better understand the ongoing operations and financial performance during the periods presented.

The unaudited pro forma combined financial data should be read together with our historical combined financial statements and related notes included elsewhere in this Form 10-Q and with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The pro forma adjustments are based on available information and upon assumptions that we believe are reasonable; however, we cannot assure you that actual results will not differ from the pro forma information and perhaps in material and adverse ways.

SUMMARY PRO FORMA DATA

Pro Forma Three Months Ended September 30, 2004 Compared to the Pro Forma Three Months Ended September 30, 2003

The following table presents our operating results and statistics for the pro forma three months ended September 30, 2004 and 2003, including the amount and percentage change in the results between the two periods.

	Pro Forma Three Months Ended September 30,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$129,258	$120,170	$9,088	7.6%
Operating income	$18,982	$15,928	$3,054	19.2%
Income from continuing operations	$7,416	$3,751	$3,665	97.7%
Operating Statistics
Occupancy	77.3%	74.9%	2.4%	3.2%
Average daily rate	$98.13	$95.33	$2.80	2.9%
RevPAR	$75.85	$71.40	$4.45	6.2%

Pro Forma Nine Months Ended September 30, 2004 Compared to the Pro Forma Nine Months Ended September 30, 2003

The following table presents our operating results and statistics for the pro forma nine months ended September 30, 2004 and 2003, including the amount and percentage change in the results between the two periods.

	Pro Forma Nine Months Ended September 30,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$366,238	$339,091	$27,147	8.0%
Operating income	$42,803	$35,559	$7,244	20.4%
Income from continuing operations	$9,740	$1,842	$7,899	428.8%
Operating Statistics
Occupancy	72.6%	69.5%	3.1%	4.5%
Average daily rate	$97.10	$95.66	$1.44	1.5%
RevPAR	$70.49	$66.48	$4.01	6.0%

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

September 30, 2004

(Unaudited)

(In thousands)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)	Subtotal	Offering(4)		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$26,687	$(5,521	)(1a)
		20,874	(1b)
		(20,951	)(1b)		$4,500	$25,589	$326,144	(4a)
							(195,922	)(4b)
							69,575	(4c)
							(6,300	)(4d)
							(210,405	)(4e)
							7,702	(4f)	$16,383
Restricted cash	39,826	(301	)(1a)			39,525	(7,702	)(4f)	31,823
Accounts receivable, net	29,125	(486	)(1a)			28,639			28,639
Due from related parties	475	390	(1a)			865			865
Inventories	2,539	(86	)(1a)			2,453			2,453
Prepaid expenses and other current assets	5,115	(22	)(1a)			5,093			5,093
Current assets of discontinued operations	691	(691	)(1c)			—			—

Total current assets	104,458	(6,794)		—	4,500	102,164	(16,908)		85,256
Investment in hotel properties, net	1,186,332	(62,614	)(1a)			1,123,718	6,300	(4d)	1,130,018
Hotel properties held for sale, net	20,217	(20,217	)(1b)			—			—
Other real estate, net	7,505					7,505			7,505
Deferred financing costs, net	7,997	(603	)(1a)			7,394	5,425	(4c)
							(1,267	)(4g)	11,552
Goodwill	28,493					28,493			28,493
Other assets, net	4,334	(24	)(1a)			4,310			4,310
Other assets, net, of discontinued operations	257	(257	)(1c)			—			—

Total assets	$1,359,593	$(90,509)		$—	$4,500	$1,273,584	$(6,450)		$1,267,134

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET—(Continued)

September 30, 2004

(Unaudited)

(In thousands)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)	Subtotal	Offering(4)		Pro Forma
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$20,705	$(451	)(1a)			$20,254			$20,254
Accrued payroll and employee benefits	14,212	(231	)(1a)	$(10,647)		3,334			3,334
Due to Management Company				17,928		17,928			17,928
Other current liabilities	33,056	(744	)(1a)	(7,749)		24,563			24,563
Current portion of secured notes payable	64,786	(140	)(1a)			64,646	$(57,779	)(4e)	6,867
Current liabilities of discontinued operations	1,081	(1,081	)(1b)			—			—

Total current liabilities	133,840	(2,647)		(468)	—	130,725	(57,779)		72,946
Unsecured term loan facility						—	75,000	(4c)	75,000
Secured notes payable, less current portion	833,920	(47,187	)(1a)
		(4,435	)(1b)		$4,500	786,798	(152,626	)(4e)	634,172
Deferred income taxes	40,995	(2,612	)(1a)			38,383	(38,383	)(4h)	—
Accrued pension liability	1,274			(1,274)		—			—
Other liabilities	3,146					3,146			3,146
Other liabilities of discontinued operations	16,529	(16,516	)(1b)
		(13	)(1c)			—			—

Total liabilities	1,029,704	(73,410)		(1,742)	4,500	959,052	(173,788)		785,264
Minority interests	542					542	85,912	(4j)	86,454
Members’ equity:
Members’ capital	331,089	(17,902	)(1a)
		657	(1b)
		146	(1c)			313,990	(195,922	)(4b)
							38,383	(4h)
							(156,451	)(4i)	—
Accumulated other comprehensive loss	(1,742)			1,742		—			—

Total members’ equity	329,347	(17,099)		1,742	—	313,990	(313,990)		—

Stockholders’ equity
Common stock							314	(4a)	314
Additional paid in capital							325,830	(4a)
							(1,267	)(4g)
							156,451	(4i)
							(85,912	)(4j)	395,102

Total stockholders’ equity	—	—		—	—	—	395,416		395,416

Total liabilities and equity	$1,359,593	$(90,509)		$—	$4,500	$1,273,584	$(6,450)		$1,267,134

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

September 30, 2004

(Unaudited)

(In thousands)

Notes to Unaudited Pro Forma Combined Balance Sheet as of September 30, 2004

(1)	Represents the elimination of the two hotels that will not be contributed to us by the Sunstone Predecessor Companies and two hotels held for sale at September 30, 2004.

	The two hotels that will not be contributed are:
		JW Marriott, Cherry Creek, Colorado
		Embassy Suites Hotel, Los Angeles, California

	The two hotels held for sale were:
		Holiday Inn, Flagstaff, Arizona
		San Marcos Resort, Chandler, Arizona

	1a.	Represents the elimination of two hotels that will not be contributed:
		Cash	$5,521
		Restricted cash	301
		Accounts receivable, net	486
		Due from affiliates	(390)
		Inventories	86
		Prepaid expenses and other current assets	22
		Investment in hotel properties, net	62,614
		Deferred financing costs, net	603
		Other assets, net	24

			$69,267

		Accounts payable and other accrued expenses	$451
		Accrued payroll and employee benefits	231
		Current portion of secured notes payable	140
		Other current liabilities	744
		Secured notes payable, less current portion	47,187
		Deferred income taxes	2,612
		Equity	17,902

			$69,267

	1b.	Represents the effect of the two hotels held for sale:
		Cash proceeds from sales, net of fees	$20,874
		Hotel properties held for sale, net:
		Holiday Inn, Flagstaff, Arizona	(6,699)
		San Marcos Resort, Chandler, Arizona	(13,518)

			(20,217)

		Equity effect of the sales of the two hotel properties	$657

		Repayment of debt associated with the two hotels:
		Holiday Inn, Flagstaff, Arizona	$(5,742)
		San Marcos Resort, Chandler, Arizona	(15,209)

			$(20,951)

		Secured notes payable, less current portion	$(4,435)
		Other liabilities of discontinued operations	(16,516)

			$(20,951)

	1c.	Represents the elimination of two hotels held for sale:
		Current assets of discontinued operations	$691
		Other assets, net, of discontinued operations	257

			$948

		Other current liabilities of discontinued operations	$1,081
		Other liabilities of discontinued operations	13
		Equity of discontinued operations	(146)

			$948

(2)	Represents the transfer of employee-related liabilities from the corporation that currently manages 50 of our hotels and employs the employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
		Accrued payroll and employee benefits	$10,647
		Other current liabilities	7,749
		Accrued pension liability	1,274
		Accumulated other comprehensive loss	(1,742)

			$17,928

(3)	Represents additional debt from Massachusetts Mutual Life Insurance Company		$4,500

(4)	The effect of the issuance of shares in the offering, the sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility and the application of the net proceeds:

	4a.	Sale of shares of common stock in the initial public offering
		Proceeds from the initial public offering	$358,700
		Proceeds from sale of shares to Robert A. Alter	3,311
		Underwriting fees	(22,419)
		Franchise transfer costs	(2,000)
		Debt prepayment penalties	(6,248)
		Other costs associated with the initial public offering	(5,200)

			$326,144

		Par value of common stock issued	$314
		Additional paid in capital from proceeds of sale of common stock	325,830

			$326,144

4b.	Acquisition of membership units in Sunstone Hotel Partnership held by the Contributing Entities for cash	$195,922

4c.	Term loan facility, revolving credit facility and debt amendment
	Proceeds from term loan facility	$75,000
	Costs associated with revolving credit facility, unsecured term loan facility and Massachusetts Mutual Life Insurance debt amendment	(5,425)

		$69,575

4d.	Purchase of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois	$6,300

4e.	Repayment of secured notes payable:
	Current portion of secured notes payable	$57,779
	Secured notes payable, less current portion	152,626

		$210,405

4f.	Represents the release of restricted cash due to the repayment of secured notes payable	$7,702

4g.	Write-off of unamortized loan fees	$1,267

4h.	Write-off of deferred income taxes	$38,383

4i.	Elimination of members’ equity	$156,451

4j.	To establish minority interest in Sunstone Hotel Partnership based on membership units issued	$85,912

Minority membership units	6,864	18.0%
REIT membership units	31,354	82.0%

	38,218	100.0%

Total equity before percentage allocable to minority interests			$481,327
Percentage allocable to minority interests			18.0%

			$86,454

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended September 30, 2004

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Pro Forma
REVENUES
Room	$95,960	$(3,896	)(1a)				$92,064			$92,064
Food and beverage	27,350	(1,194	)(1b)				26,156			26,156
Other operating	11,359	(321	)(1c)				11,038			11,038
Management and other fees from related parties	129				$(129	)(3a)	—			—

Total revenues	134,798	(5,411)		—	(129)		129,258	—		129,258

OPERATING EXPENSES
Room	20,867	(804	)(1d)				20,063			20,063
Food and beverage	19,784	(1,016	)(1e)				18,768			18,768
Other hotel	41,923	(1,721	)(1f)				40,202	$(186	)(4a)	40,016
General and administrative	17,652	(654	)(1g)	$(15,506)	(1,492	)(3b)	—			—
General and administrative—corporate	—				2,042	(3b)
					458	(3c)	2,500			2,500
General and administrative—property operations	—			12,530			12,530			12,530
Management fee expense	—			2,295			2,295			2,295
Depreciation and amortization	14,742	(638	)(1h)				14,104			14,104
Impairment loss	—						—			—

Total operating expenses	114,968	(4,833)		(681)	1,008		110,462	(186)		110,276

Operating income (loss)	19,830	(578)		681	(1,137)		18,796	186		18,982
Interest and other income	302						302			302
Interest expense	(13,762)	590	(1i)				(13,172)	2,928	(4b)	(10,244)

Income (loss) from continuing operations before minority interest and income taxes	6,370	12		681	(1,137)		5,926	3,114		9,040
Minority interest	(39)						(39)	(1,585	)(4c)	(1,624)
Provision for income taxes	(415)				415	(3d)	—			—

Income (loss) from continuing operations	$5,916	$12		$681	$(722)		$5,887	$1,529		$7,416

Income (loss) per share from continuing operations:
Basic										$0.24

Diluted										$0.23

Common shares outstanding:
Basic										31,354

Diluted										31,635

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended September 30, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended September 30, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los
Angeles, California, which will not be contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2003 or 2004 or held for sale at September 30, 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$2,066
	Embassy Suites Hotel, Los Angeles, California	1,830

		$3,896

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$918
	Embassy Suites Hotel, Los Angeles, California	276

		$1,194

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$191
	Embassy Suites Hotel, Los Angeles, California	130

		$321

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$442
	Embassy Suites Hotel, Los Angeles, California	362

		$804

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$794
	Embassy Suites Hotel, Los Angeles, California	222

		$1,016

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$848
	Embassy Suites Hotel, Los Angeles, California	873

		$1,721

1g.	Represents the elimination of general and administrative expense directly related to the operations of the following hotels, including hotel specific employee and other operating expenses but not including any corporate allocations:
	JW Marriott, Cherry Creek, Colorado	$457
	Embassy Suites Hotel, Los Angeles, California	197

		$654

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$282
	Embassy Suites Hotel, Los Angeles, California	356

		$638

	1i.	Represents the elimination of interest expense from the following hotels:
		JW Marriott, Cherry Creek, Colorado	$342
		Embassy Suites Hotel, Los Angeles, California	248

			$590

(2)	Represents the transfer of employee-related expenses from the corporation that currently manages
49 of our hotels and employs the employees for those hotels as well as certain corporate personnel
	involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$12,530
		Management fee expense	2,295

			$14,825

(3)	Other adjustments represents:

	3a.	Elimination of management and other fees from affiliates as a result of the Formation and Structuring Transactions	$129

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$1,492
		Additional costs	550

			$2,042

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$162
		Amortization of deferred stock compensation	296

			$458

	3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$(415)

(4)	The effect of the application of the net proceeds of this offering, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.

	4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$186

	4b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$3,890
		Increase in interest expense for debt under the new term loan facility	(962)

			$2,928

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $293.

	4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the Formation and Structuring Transactions.	$1,624
			(39)

			$1,585

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended September 30, 2003

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Pro Forma
REVENUES
Room	$86,764	$(1,480	)(1a)				$85,284			$85,284
Food and beverage	24,814	(227	)(1b)				24,587			24,587
Other operating	10,425	(126	)(1c)				10,299			10,299
Management and other fees from related parties	66				$(66	)(3a)	—			—

Total revenues	122,069	(1,833)		—	(66)		120,170	—		120,170

OPERATING EXPENSES
Room	19,742	(322	)(1d)				19,420			19,420
Food and beverage	18,310	(194	)(1e)				18,116			18,116
Other hotel	38,993	(778	)(1f)				38,215	$(185	)(4a)	38,030
General and administrative	15,793	(164	)(1g)	$(14,137)	(1,492	)(3b)	—			—
General and administrative—corporate	—				2,042	(3b)
					458	(3c)	2,500			2,500
General and administrative—property operations	—			11,436			11,436			11,436
Management fee expense	—			1,828			1,828			1,828
Depreciation and amortization	13,205	(293	)(1h)				12,912			12,912
Impairment loss	—						—			—

Total operating expenses	106,043	(1,751)		(873)	1,008		104,427	(185)		104,242

Operating income (loss)	16,026	(82)		873	(1,074)		15,743	185		15,928
Interest and other income	200						200			200
Interest expense	(15,864)	428	(1i)				(15,436)	3,881	(4b)	(11,555)

Income (loss) from continuing operations before minority interest and income taxes	362	346		873	(1,074)		507	4,066		4,573
Minority interest	(16)						(16)	(806	)(4c)	(822)
Provision for income taxes	(76)				76	(3d)	—			—

Income (loss) from continuing operations	$270	$346		$873	$(998)		$491	$3,260		$3,751

Income (loss) per share from continuing operations:
Basic										$0.12

Diluted										$0.12

Common shares outstanding:
Basic										31,354

Diluted										31,635

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended September 30, 2003

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended September 30, 2003

(1)	Represents the elimination of the Embassy Suites Hotel, Los Angeles, California, which will not be contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2003 or
2004 or held for sale at September 30, 2004 are included in discontinued operations and,
	therefore, are not included in this column.

	1a.	Room revenue	$1,480

	1b.	Food and beverage revenue	$227

	1c.	Other operating revenue	$126

	1d.	Room expense	$322

	1e.	Food and beverage expense	$194

	1f.	Other hotel expenses	$778

	1g.	General and administrative expense	$164

	1h.	Depreciation and amortization expense	$293

	1i.	Interest expense	$428

(2)	Representsthe transfer of employee-related expenses from the corporation that currently manages
49 of our hotels and employs the employees for those hotels as well as certain corporate personnel
	involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$11,436
		Management fee expense	1,828

			$13,264

(3)	Other adjustments represents:

	3a.	Elimination of management and other fees from affiliates as a result of the Formation and Structuring Transactions	$66

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$1,492
		Additional costs	550

			$2,042

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$162
		Amortization of deferred stock compensation	296

			$458

	3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$76

(4)	The effect of the application of the net proceeds of this offering, the concurrent sale of shares to
Robert A. Alter and the incurrence of debt under our new term loan facility as described under
“Use of Proceeds.”

4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$185

4b.	Reflects the change in interest expense for the following items:
	Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$4,843
	Increase in interest expense for debt under the new term loan facility	(962)

		$3,881

	If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $388.

4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the Formation and Structuring Transactions.	$822
		(16)

		$806

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Nine Months Ended September 30, 2004

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Pro Forma
REVENUES
Room	$261,752	$(7,854	)(1a)				$253,898			$253,898
Food and beverage	82,062	(1,960	)(1b)				80,102			80,102
Other operating	32,885	(647	)(1c)				32,238			32,238
Management and other fees from related parties	651				$(651	)(3a)	—			—

Total revenues	377,350	(10,461)		—	(651)		366,238	—		366,238

OPERATING EXPENSES
Room	57,859	(1,641	)(1d)				56,218			56,218
Food and beverage	57,576	(1,634	)(1e)				55,942			55,942
Other hotel	117,748	(3,622	)(1f)				114,126	$(472	)(4a)	113,654
General and administrative	50,395	(1,713	)(1g)	$(44,205)	(4,477	)(3b)	—			—
General and administrative—corporate	—				6,127	(3b)
					1,373	(3c)	7,500			7,500
General and administrative—property operations	—			35,082			35,082			35,082
Management fee expense	—			6,117			6,117			6,117
Depreciation and amortization	43,014	(1,531	)(1h)				41,483			41,483
Impairment loss	7,439						7,439			7,439

Total operating expenses	334,031	(10,141)		(3,006)	3,023		323,907	(472)		323,435

Operating income (loss)	43,319	(320)		3,006	(3,674)		42,331	472		42,803
Interest and other income	518						518			518
Interest expense	(40,226)	1,278	(1i)				(38,948)	7,500	(4b)	(31,448)

Income (loss) from continuing operations before minority interest and income taxes	3,611	958		3,006	(3,674)		3,901	7,972		11,873
Minority interest	127						127	(2,260	)(4c)	(2,133)
Provision for income taxes	(280)				280	(3d)	—			—

Income (loss) from continuing operations	$3,458	$958		$3,006	$(3,394)		$4,028	$5,712		$9,740

Income (loss) per share from continuing operations:
Basic										$0.31

Diluted										$0.31

Common shares outstanding:
Basic										31,354

Diluted										31,635

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Nine Months Ended September 30, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Nine Months Ended September 30, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los
Angeles, California, which will not be contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2003 or 2004 or held for sale at September 30, 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$2,391
	Embassy Suites Hotel, Los Angeles, California	5,463

		$7,854

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,102
	Embassy Suites Hotel, Los Angeles, California	858

		$1,960

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$236
	Embassy Suites Hotel, Los Angeles, California	411

		$647

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$611
	Embassy Suites Hotel, Los Angeles, California	1,030

		$1,641

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,005
	Embassy Suites Hotel, Los Angeles, California	629

		$1,634

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,164
	Embassy Suites Hotel, Los Angeles, California	2,458

		$3,622

1g.	Represents the elimination of general and administrative expense directly related to the operations of the following hotels, including hotel specific employee and other operating expenses but not including any corporate allocations:
	JW Marriott, Cherry Creek, Colorado	$1,137
	Embassy Suites Hotel, Los Angeles, California	576

		$1,713

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$563
	Embassy Suites Hotel, Los Angeles, California	968

		$1,531

	1i.	Represents the elimination of interest expense from the following hotels:
		JW Marriott, Cherry Creek, Colorado	$572
		Embassy Suites Hotel, Los Angeles, California	706

			$1,278

(2)	Represents the transfer of employee-related expenses from the corporation that currently manages
49 of our hotels and employs the employees for those hotels as well as certain corporate
	personnel involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$35,082
		Management fee expense	6,117

			$41,199

(3)	Other adjustments represents:
	3a.	Elimination of management and other fees from affiliates as a result of the Formation and Structuring Transactions	$651

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$4,477
		Additional costs	1,650

			$6,127

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$486
		Amortization of deferred stock compensation	887

			$1,373

	3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$(280)

(4)	The effect of the application of the net proceeds of this offering, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.
	4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$472

	4b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$10,386
		Increase in interest expense for debt under the new term loan facility	(2,886)

			$7,500

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $750.
	4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the Formation and Structuring Transactions.	$2,133
			127

			$2,260

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Nine Months Ended September 30, 2003

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Acquisitions(1)		Hotel Eliminations(2)		Management Company(3)	Other Adjustments(4)		Subtotal	Offering(5)		Pro Forma
REVENUES
Room	$237,207	$2,840	(1a)	$(4,576	)(2a)				$235,471			$235,471
Food and beverage	76,346	326	(1b)	(705	)(2b)				75,967			75,967
Other operating	27,933	84	(1c)	(364	)(2c)				27,653			27,653
Management and other fees from related parties	198						$(198	)(4a)	—			—

Total revenues	341,684	3,250		(5,645)		—	(198)		339,091	—		339,091

OPERATING EXPENSES
Room	54,818	612	(1d)	(988	)(2d)				54,442			54,442
Food and beverage	55,477	222	(1e)	(601	)(2e)				55,098			55,098
Other hotel	109,407	1,149	(1f)	(2,390	)(2f)				108,166	(472	)(5a)	107,694
General and administrative	45,847	473	(1g)	(516	)(2g)	$(41,327)	(4,477	)(4b)	—			—
General and administrative—corporate	—						6,127	(4b)
							1,373	(4c)	7,500			7,500
General and administrative—property operations	—					34,308			34,308			34,308
Management fee expense	—					5,650			5,650			5,650
Depreciation and amortization	39,432	275	(1h)	(867	)(2h)				38,840			38,840
Impairment loss	—								—			—

Total operating expenses	304,981	2,731		(5,362)		(1,369)	3,023		304,004	(472)		303,532

Operating income (loss)	36,703	519		(283)		1,369	(3,221)		35,087	472		35,559
Interest and other income	545								545			545
Interest expense	(41,954)	(410	)(1i)	908	(2i)				(41,456)	7,597	(5b)	(33,859)

Income (loss) from continuing operations before minority interest and income taxes	(4,706)	109		625		1,369	(3,221)		(5,824)	8,069		2,245
Minority interest	(16)								(16)	(387	)(5c)	(403)
Income tax benefit	(435)						435	(4d)	—			—

Income (loss) from continuing operations	$(5,157)	$109		$625		$1,369	$(2,786)		$(5,840)	$7,682		$1,842

Income (loss) per share from continuing operations:
Basic												$0.06

Diluted												$0.06

Common shares outstanding:
Basic												31,354

Diluted												31,635

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Nine Months Ended September 30, 2003

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Nine Months Ended September 30, 2003

(1)	In 2003, we acquired the following hotels:
		Marriott, Ontario, California
		Residence Inn, Manhattan Beach, California

The following pro forma adjustments were made to account for these two 2003 acquisitions as if the acquisitions occurred as of January 1, 2003:
	1a.	Represents the addition of room revenue from the following hotels:
		Marriott, Ontario, California	$497
		Residence Inn, Manhattan Beach, California	2,343

			$2,840

	1b.	Represents the addition of food and beverage revenue from the following hotels:
		Marriott, Ontario, California	$326
		Residence Inn, Manhattan Beach, California	—

			$326

	1c.	Represents the addition of other operating revenue from the following hotels:
		Marriott, Ontario, California	$39
		Residence Inn, Manhattan Beach, California	45

			$84

	1d.	Represents the addition of room expense from the following hotels:
		Marriott, Ontario, California	$166
		Residence Inn, Manhattan Beach, California	446

			$612

	1e.	Represents the addition of food and beverage expense from the following hotels:
		Marriott, Ontario, California	$222
		Residence Inn, Manhattan Beach, California	—

			$222

	1f.	Represents the addition of other hotel expenses from the following hotels:
		Marriott, Ontario, California	$207
		Residence Inn, Manhattan Beach, California	942

			$1,149

	1g.	Represents the addition of general and administrative expense from the following hotels:
		Marriott, Ontario, California	$147
		Residence Inn, Manhattan Beach, California	326

			$473

	1h.	Represents the addition of depreciation and amortization expense from the following hotels:
		Marriott, Ontario, California	$75
		Residence Inn, Manhattan Beach, California	200

			$275

	1i.	Represents the addition of interest expense from the following hotels:
		Marriott, Ontario, California	$50
		Residence Inn, Manhattan Beach, California	360

			$410

(2)

Represents the elimination of the Embassy Suites Hotel, Los Angeles, California, which will not be contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2003 or 2004 or held for sale at September 30, 2004 are included in discontinued operations and, therefore, are not included in this column.

	2a.	Room revenue	$4,576

	2b.	Food and beverage revenue	$705

	2c.	Other operating revenue	$364

	2d.	Room expense	$988

	2e.	Food and beverage expense	$601

	2f.	Other hotel expenses	$2,390

	2g.	General and administrative expense	$516

	2h.	Depreciation and amortization expense	$867

	2i.	Interest expense	$908

(3)	Represents the transfer of employee-related expenses from the corporation that currently manages 49 of our hotels and employs the employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$34,308
		Management fee expense	5,650

			$39,958

(4)	Other adjustments represents:
	4a.	Elimination of management and other fees from affiliates as a result of the Formation and Structuring Transactions	$198

	4b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$4,477
		Additional costs	1,650

			$6,127

	4c.	Reflects the grants of restricted stock unit awards:
		Compensation expense	$487
		Amortization of deferred stock compensation	886

			$1,373

	4d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a proforma basis. Accordingly, the historical income tax benefit has been eliminated.	$(435)

(5)	The effect of the application of the net proceeds of this offering, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.
	5a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$472

	5b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$10,483
		Increase in interest expense for debt under the term loan facility	(2,886)

			$7,597

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $760.
	5c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the Formation and Structuring Transactions.	$403
			(16)

			$387

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, and contributions by the Sunstone Predecessor Companies. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses and distributions to the Sunstone Predecessor Companies.

Operating activities. Net cash provided by operating activities was $41.0 million for the nine months ended September 30, 2004 compared to $44.8 million for the nine months ended September 30, 2003. This decrease was primarily caused by changes in our operating assets and liabilities partially offset by our improved profitability during the nine months ended September 30, 2004 due to completed renovation programs and stable property-level management teams and the improved economic environment.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $48.1 million in the nine months ended September 30, 2004 compared to $38.2 million in the nine months ended September 30, 2003. These and other significant investing activities during the periods discussed are summarized below.

•	In the nine months ended September 30, 2004, we developed and acquired two hotels (an aggregate of 276 rooms) for $49.6 million and sold five hotels (an aggregate of 1,152 rooms) and a vacant land parcel for net proceeds of $37.6 million. We invested $36.1 million in our hotels, including the major redevelopment and renovation of 13 of our hotels.

•	In nine months ended September 30, 2003, we acquired two hotels (an aggregate of 475 rooms) for $41.9 million and sold five hotels (an aggregate of 662 rooms) for net proceeds of $33.2 million. In addition, we invested $29.5 million in our hotels, including the major redevelopment and renovation of 11 of our hotels.

Financing activities. Net cash provided by financing activities was $13.5 million in the nine months ended September 30, 2004 compared to $1.9 million in the nine months ended September 30, 2003. Net cash provided by financing activities in the nine months ended September 30, 2004, consisted primarily of proceeds from notes payable of $42.8 million and contributions from the Sunstone Predecessor Companies of $25.3 million partially offset by $9.4 million of distributions to the Sunstone Predecessor Companies and $45.2 million principal payments on notes payable. Net cash used in financing activities in the nine months ended September 30, 2003, consisted primarily of proceeds from notes payable of $405.7 million and contributions from the Sunstone Predecessor Companies of $18.4 million partially offset by $35.8 million of distributions to the Sunstone Predecessor Companies, $378.8 million principal payments on notes payable, and $7.0 million payment of loan financing costs.

Contributions. We received contributions from the Sunstone Predecessor Companies of $25.3 million in nine months ended September 30, 2004, and $18.4 million in the nine months ended September 30, 2003. These contributions were used to fund the equity portion of our acquisitions. We do not expect any further contributions from the Sunstone Predecessor Companies after September 30, 2004.

Cash distributions. We made cash distributions to the Sunstone Predecessor Companies of $9.4 million in nine months ended September 30, 2004, and $35.8 million in the nine months ended September 30, 2003. We continued to make cash distributions to the Sunstone Predecessor Companies until our initial public offering closed.

Initial Public Offering. On October 26, 2004, we completed our initial public offering and related transactions and used the proceeds as follows (dollars in millions):

Sources:
Proceeds from the initial public offering	$358.7
Proceeds from the sale of shares to Robert A. Alter	3.3
Proceeds from term loan facility	75.0
Cash on hand	16.9

$453.9

Uses:
Repayment of notes payable	$210.4
Acquisition of membership units in Sunstone Hotel Partnership held by the Contributing Entities	195.9
Underwriting fees	22.4
Franchise transfer costs	2.0
Debt prepayment penalties	6.3
Other costs associated with the initial public offering	5.2
Costs associated with debt facilities	5.4
Purchase of ground lessor’s interest in ground lease relating to the Embassy Suites Hotel, Chicago, Illinois	6.3

$453.9

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses and distributions to holders of our common stock and membership units of our operating partnership. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we closed a $150.0 million senior secured revolving credit facility and a $75.0 million subordinate term loan facility. Both the senior secured revolving credit facility and the subordinate term loan facility is with Citigroup Global Markets Inc., Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. The senior secured revolving credit facility is initially secured by first priority mortgage liens on seven hotels. The lenders’ commitment under the senior secured revolving credit facility will terminate on October 26, 2007, subject to a one-year extension, which requires the payment of a facility extension fee on the commitment amount, while the subordinate term loan facility expires in 2008. Borrowings under the senior secured revolving credit facility are subject to an interest rate equal to either, at our option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based upon our leverage. Advances under the subordinate term loan facility are subject to an interest rate equal to either, at our option, a fluctuating rate equal to Citibank, N.A.’s base rate or a period fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, a margin of 3.00% for base rate loans and 4.00% for LIBOR loans. Both the senior secured revolving credit facility and the subordinate term loan facility are subject to certain financial covenants and restrictions such as a minimum ratio of EBITDA; maximum REIT dividend payouts; a maximum ratio of total debt to EBITDA; and a maximum ratio of senior debt to EBITDA; and others which we believe are customary for loans of these type.

We used a portion of the net proceeds of this offering to retire or pay down a portion of our indebtedness, which we expect will result in savings on interest expense and increased cash flow in future periods.

We believe that our pro forma capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our operating expenses and other expenses directly associated with our business and properties. We have interest rate protection agreements covering all of our total variable rate debt, which accounts for 51.7% of our total outstanding indebtedness. We believe this debt capital structure is appropriate for the operating characteristics of our business and provides for significant prepayment and refinancing flexibility.

In the future, we may also explore other financing alternatives, including our sale of equity and debt securities. Our ability to incur additional debt depends on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders under our existing notes payable, including our new revolving credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, however, the capital markets may not be available to us when needed on favorable terms or at all.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2004:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$915,222	$64,786	$452,103	$328,155	$70,178
Operating lease obligations	189,073	3,617	6,201	6,107	173,148
Construction commitments	5,513	5,513	—	—	—
Franchise obligations	5,500	225	600	600	4,075
Employment obligations	4,164	1,415	2,556	193	—

Total	$1,119,472	$75,556	$461,460	$335,055	$247,401

As set forth elsewhere in this Form 10-Q, including “Unaudited Pro Forma Financial Data,” following the Formation and Structuring Transactions and our offering, some of our notes payable were repaid and we now do not have any notes payable due in the next 12 months. We also have different franchise and employment obligations. In connection with our new franchise agreements with the TRS Lessee, our franchisors require us to make renovations, which we expect to make over several years as part of our ordinary course capital expenditures and fund with the reserve funds described below.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for the twelve months following September 30, 2004 are expected to include the remaining $7.3 million on our full year renovation budget for the 13 hotels that are currently undergoing renovations. This renovation budget includes our $5.5 million of contractual construction commitments. All of these amounts are expected to be funded out of our cash and reserve accounts. Our capital expenditures could increase if we determine to acquire, renovate or develop additional hotels in the future. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. For example, in the case of the Residence Inn by Marriott, Rochester, Minnesota, opened in June 2004, the loan agreement requires an increase in the reserve percentage from 0.0% to 4.0% of the gross revenue between the first operating year and the beginning of the third operating year, respectively. As of September 30, 2004, $10.6 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of this debt with the proceeds from our initial public offering, we may decide to either keep or sell the corresponding interest rate caps. As of September 30, 2004, our interest rate caps consisted of the following:

Variable Rate Debt	As of September 30, 2004 Notional Amount	LIBOR Rate at which Exposure is Capped		Spread	Interest Rate Cap Maturity
	(in millions)
Massachusetts Mutual Life Insurance Company	$359.5	5.90%		3.4%	9/1/2005
Commercial Mortgage-Backed Notes	224.5	6.75	%(1)	3.5%	1/3/2006
Mezzanine Debt(2)	54.5	6.50%		3.5%	1/3/2006
Citigroup Global Markets Realty Corp. (Mortgage)(2)	60.0	4.50%		3.3%	10/11/2005
Citigroup Global Markets Realty Corp. (Mezzanine)(2)	18.2	4.50%		8.0%	10/11/2005
Deutsche Bank Mortgage Capital, L.L.C.(2)	14.5	2.65%		2.9%	1/15/2005
Salomon Brothers Realty Corp.	38.0	6.30%		3.0%	11/11/2005
Wells Fargo Bank, National Association	6.3	4.50%		3.3%	5/22/2006

Total	$775.5

(1)	Reflects the weighted average of the seven tranches of mortgages, each with specific notional amounts and LIBOR cap agreements.
(2)	Repaid with the proceeds from our initial public offering.

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the nine months ended September 30, 2004 our mark to market adjustments of these contracts resulted in a net loss of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented and did not have any upon the completion of our offering.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business as indicated in the table below. Revenue for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, SARS, airline strikes, economic factors and other considerations affecting travel. Our revenues by quarter during 2003 and 2004 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2003	$104,309	$115,306	$122,069	$116,251
2004	116,365	126,187	134,798

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our combined financial statements.

•	Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•	Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the combined statement of operations or as a component of equity on the consolidated balance sheet. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. None of our derivatives held during the periods presented qualified for effective hedge accounting treatment.

•	Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in accrued payroll and employee benefits and other liabilities in our combined balance sheet, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

New Accounting Standards and Accounting Changes

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards as to how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 generally are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 did not have a material effect on our combined results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for contracts entered into after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our combined results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (FIN 46). This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 was effectively replaced in December 2003 by FIN 46(R). While retaining a majority of the provisions and concepts of FIN 46, FIN 46(R) provides additional scope exceptions and clarifies the description of variable interests. Public companies are required to apply either FIN 46 or FIN 46(R) to any interests in special purpose entities as of the first interim or annual period ending after December 15, 2003 and the decision to apply FIN 46 or FIN 46(R) may be made on an special purpose entities by special purpose entities basis. As of June 30, 2004, we did not have any variable interest entities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. SFAS No. 148 does not impact our current compensation plan or program.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2003, we have not provided any guarantees that would require recognition as liabilities under this interpretation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a significant impact on our financial position or operating results. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement No. 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. The implementation of the provisions of SFAS No. 145 beginning in fiscal year 2003 had no impact on our combined results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2004, on a pro forma basis, our total outstanding debt was approximately $716.0 million, of which approximately $370.3 million, or 51.7%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.7 million annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $3.7 million annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of a reduced level of overall economic activity. If overall economic activity is significantly reduced, we may take actions to further mitigate our exposure. However, because we cannot determine the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 4. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds

Upon our formation on June 28, 2004, Sunstone Hotel Investors, L.L.C. was issued 100 shares of our common stock for total consideration of $100 in cash in order to provide our initial capitalization. In our formation and structuring transactions, we issued an aggregate of 9,990,832 shares and 19,112,556 membership units in Sunstone Hotel Partnership, LLC to Sunstone Hotel Investors, LLC, WB Hotel Investors, LLC, Sunstone/WB Hotel Investors IV, LLC and Sunstone/WB Manhattan Beach, LLC. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Our initial public offering of common stock was effected through a Registration Statement on Form S-11 (File No. 333-117141) that was declared effective by the Securities and Exchange Commission on October 20, 2004. On October 26, 2004, 21,294,737 shares of common stock were sold on our behalf at an initial public offering price of $17.00 per share, for an aggregate offering price of $362.0 million. Citigroup, Merrill Lynch & Co., and Morgan Stanley were the joint book-running managers, with Deutsche Bank Securities, Bear, Stearns & Co. Inc., UBS Investment Bank, A.G. Edwards, and Calyon Securities (USA) Inc. acting as co-managers. On November 22, 2004, in connection with the exercise of the underwriters’ over-allotment option, 3,165,000 additional shares of common stock were sold on our behalf at the initial public offering price of $17.00 per share, for an aggregate offering price of $53.8 million. Following the sale of the 24,459,737 shares, which occurred after the period covered by this report, the offering terminated.

We paid to the underwriters an aggregate of approximately $22.4 million in underwriting discounts and commissions in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $13.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $35.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $326.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. On November 22, 2004, in connection with the exercise of the underwriters’ over-allotment option, 3,165,000 additional shares of common stock were sold on our behalf at the initial public offering price of $17.00 per share, for an aggregate offering price of $53.8 million. The costs associated with exercise of the underwriters’ over-allotment option were $3.2 million resulting in net proceeds of $50.6 million.

Initial Public Offering. On October 26, 2004, we completed our initial public offering and related transactions and used the proceeds as follows (dollars in millions):

Sources:
Proceeds from the initial public offering	$358.7
Proceeds from the sale of shares to Robert A. Alter	3.3
Proceeds from term loan facility	75.0
Cash on hand	16.9

$453.9

Uses:
Repayment of notes payable	$210.4
Acquisition of membership units in Sunstone Hotel Partnership held by the Contributing Entities	195.9
Underwriting fees	22.4
Franchise transfer costs	2.0
Debt prepayment penalties	6.3
Other costs associated with the initial public offering	5.2
Costs associated with debt facilities	5.4
Purchase of ground lessor’s interest in ground lease relating to the Embassy Suites Hotel, Chicago, Illinois	6.3

$453.9

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous written consent dated October 13, 2004, Sunstone Hotel Investors, L.L.C., as our sole shareholder, approved our formation and structuring transactions, our initial public offering and related matters.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.1	Structuring and Contribution Agreement, dated as of July 2, 2004, by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Sunstone Hotel Investors, L.L.C., Sunstone/WB Hotel Investors IV, LLC, WB Hotel Investors, LLC, Sunstone/WB Manhattan Beach, LLC and Alter SHP LLC (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.4	Loan Agreement, dated August 28, 2003, among the borrowers named therein, the Senior Lenders, Junior Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	Junior Mezzanine Loan Agreement, dated December 5, 2002, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6.1	First Amendment to Junior Mezzanine Loan Agreement, dated January 7, 2003, among the borrowers named therein and CTMPII FC Westbrook (GCM), as Lender (incorporated by reference to Exhibit 10.6.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.7	Mezzanine Loan Agreement, dated December 5, 2002, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

Exhibit Number	Description

10.7.1	First Amendment to Mezzanine Loan Agreement, dated January 7, 2003, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.7.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.8	Form of Registration Rights Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.9	Form of 2004 Long-term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.11	Form of Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12	Commitment Letter for $150,000,000 Senior Secured Revolving Credit Facility and $75,000,000 Subordinate Term Loan Facility, dated September 14, 2004, among Citigroup Global Markets Inc., Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital Corporation, Morgan Stanley Senior Funding, Inc., and Sunstone Hotel Investors, L.L.C. (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	Revolving Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.12.2	Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.13	Form of Investors Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.15	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.16	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.17	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: December 1, 2004	By:	/s/ JON D. KLINE
Jon D. Kline
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.1	Structuring and Contribution Agreement, dated as of July 2, 2004, by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Sunstone Hotel Investors, L.L.C., Sunstone/WB Hotel Investors IV, LLC, WB Hotel Investors, LLC, Sunstone/WB Manhattan Beach, LLC and Alter SHP LLC (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.4	Loan Agreement, dated August 28, 2003, among the borrowers named therein, the Senior Lenders, Junior Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	Junior Mezzanine Loan Agreement, dated December 5, 2002, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6.1	First Amendment to Junior Mezzanine Loan Agreement, dated January 7, 2003, among the borrowers named therein and CTMPII FC Westbrook (GCM), as Lender (incorporated by reference to Exhibit 10.6.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.7	Mezzanine Loan Agreement, dated December 5, 2002, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.7.1	First Amendment to Mezzanine Loan Agreement, dated January 7, 2003, among the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.7.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

Exhibit Number	Description
10.8	Form of Registration Rights Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.9	Form of 2004 Long-term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.11	Form of Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12	Commitment Letter for $150,000,000 Senior Secured Revolving Credit Facility and $75,000,000 Subordinate Term Loan Facility, dated September 14, 2004, among Citigroup Global Markets Inc., Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital Corporation, Morgan Stanley Senior Funding, Inc., and Sunstone Hotel Investors, L.L.C. (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	Revolving Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.12.2	Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.13	Form of Investors Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.15	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.16	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.17	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002