Form 10-K
period 2004-12-31
Sunstone Hotel Investors, Inc.
filed 2005-02-22
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value, New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).    Yes  ☐    No  ☒

As of December 31, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported on the New York Stock Exchange, was $504.2 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 9, 2005 was 34,518,616.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The “Company” means Sunstone Hotel Investors, Inc., a Maryland corporation, and one or more of its subsidiaries, including Sunstone Hotel Partnership, LLC, or the Operating Partnership, and Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, and, as the context may require, Sunstone Hotel Investors only or the Operating Partnership only.

Item 1. Business

Our Company

We were incorporated in Maryland on June 28, 2004, to buy, own and renovate primarily upper upscale and upscale full-service hotels. As of December 31, 2004, we owned 54 hotels, comprising 13,183 rooms, located in 17 states in the United States. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust, or the REIT, as defined in the Internal Revenue Code of 1986, as amended, or the Code. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid federal income taxes at the corporate level.

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole general partner of the Operating Partnership with an approximate 90.3% ownership at December 31, 2004. The remaining 9.7% is held by other limited partners who hold 3,699,572 limited partnership units. Limited partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. The hotels are leased by the TRS Lessee from the Operating Partnership under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

Our principal offices are located at 903 Calle Amanecer, San Clemente, CA, 92673. Our website is www.sunstonehotels.com. We make available on our website, free of charge, our filings with the Securities and Exchange Commission.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Business and Growth Strategy

Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow in order to maximize total returns to our stockholders. Our focus is to own upper upscale and upscale hotels located in urban and suburban markets with major demand generators and significant barriers to entry. Our strategies for achieving our business objectives include the following key elements:

•	active asset management;

•	selective hotel acquisition and development;

•	opportunistic hotel redevelopment, renovation and expansion;

•	franchise rebranding;

•	capital redeployment; and

•	innovative management practices.

Active Asset Management. We have historically self-managed most of our hotels. As a result, we believe our employees have developed significant expertise in the management of our hotels. Following our IPO, the operations of our hotels are managed by third parties, including Interstate Hotels & Resorts, or Interstate or the Management Company, which manage 49 of our 54 hotels. The employees that managed the 49 hotels prior to the IPO have all become employees of Interstate. To optimize the cash flow from, and profitability of our hotels, we structured our agreements with the Management Company to align its interests with ours and to maintain, to the greatest extent practicable, the hotel management practices we employed prior to electing REIT status. Our management agreements allow us to closely monitor the performance of the hotels and terminate each agreement in case of underperformance. In addition, the Management Company is not able to alter operating procedures or systems or make changes to personnel deemed integral to the operation of each of the managed hotels without our written consent.

Selective Hotel Acquisition and Development. We create value by acquiring premium-branded hotels, or hotels that have the attributes to facilitate their conversion to premium brands, that have been undermanaged or undercapitalized, that are located in growth markets or that offer expansion and renovation opportunities. Furthermore, our acquisition initiatives focus on hotels where our aggregate investment, including the costs of acquisition, rebranding and renovation, is below replacement cost. We continually evaluate the acquisition of individual hotels, but our ability and desire to close the transactions are often subject to various contingencies beyond our control.

Opportunistic Hotel Redevelopment, Renovation and Expansion. We have made significant investments in our hotels, which we believe improved, and will continue to improve, the competitiveness of our hotels. Additionally, for those hotels whose franchise affiliation we do not intend to change, we typically make renovations after acquisition to satisfy the existing franchisor’s property improvement plan, or PIP, and, more importantly, to attain a higher level of guest satisfaction and, as a result, increase market share and revenue. We also perform routine maintenance at all of our hotels to maintain their competitiveness. In some cases, we may expand the number of rooms at a hotel where we believe we can achieve a favorable return on the cost of such expansion, and where we believe supply, demand and other market conditions justify such expansion. In addition to the increases in revenues from the improvements in redevelopments and renovations, we have also generated additional revenues through active asset management and capitalizing on opportunities available from either existing unused space or facilities within our existing hotels, including Starbucks coffee retail outlets and guest parking installations.

Franchise Rebranding. We rebrand our hotels to increase market share, enhance property level cash flow, and generate attractive returns on invested capital.

Capital Redeployment. We sell hotels on an opportunistic basis to redeploy our capital to acquire or redevelop other hotels with greater cash flow growth potential. For example, we sell hotels in circumstances where:

•	we can realize attractive pricing;

•	demand in the market in which the hotel is located is declining or static;

•	competition in the market requires substantial capital investment into a hotel that will not generate adequate returns; or

•	the hotel was acquired as a part of a portfolio and is not consistent with our business strategy.

Innovative Management Practices. We pursue innovative asset management practices to grow revenue, expand operating margins and achieve economies of scale. In addition, we share market intelligence and best management practices across our portfolio. We founded and own Buy Efficient, L.L.C., an electronic purchasing platform accessed via the Internet and currently used by both our hotels and 440 third-party member hotels to purchase supplies and equipment as a consortium, consolidate purchasing power, and negotiate volume purchase discounts and rebates for our members. Buy Efficient, L.L.C. also provides its members, including the Management Company and other third party management companies, with a managerial tool that allows managers to control inventory levels, set vendor and product specifications, streamline the accounting and invoice payment process and improve operational consistency. After paying an initial installation fee of $2,500, members enter into one-year contracts with Buy Efficient, L.L.C. and pay monthly fees equal to the greater of 1.75% of their monthly purchases or $149. Members place purchase orders for supplies on the website maintained by Buy Efficient, L.L.C., and the supplies are delivered directly by the supplier to the customer. Members are not required to use Buy Efficient, L.L.C. for their purchases.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each market in which we operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us.

Franchise Agreements

All but three of our hotels are operated under franchise or franchise management agreements. We believe that the public’s perception of the quality associated with a brand name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreements obligate the subsidiary to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the subsidiary, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. The agreements for our Marriott, Courtyard by Marriott and Residence Inn by Marriott hotels require that we deposit 5.0% of the gross revenues of the hotels into a reserve fund for capital expenditures.

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee will be responsible for making all payments under the franchise agreements to the franchisors.

Management Company

Interstate Hotels & Resorts, Inc., the Management Company, is the largest independent hotel management company in the United States not affiliated with a hotel brand, as measured by number of rooms under management. As of September 30, 2004, Interstate managed approximately 255 properties, with more than 57,000 rooms in 40 states, the District of Columbia, Canada, Russia, and Portugal. Interstate’s portfolio of managed properties is diversified by brand, franchise and ownership. The portfolio of managed hotels includes more than 30 franchise and brand affiliations and more than 30 independent hotels. Interstate manages hospitality properties for several large, publicly-owned hotel companies, large institutional real estate investment companies, as well as owners of individual or multiple hotel properties. Interstate is a NYSE-listed public company.

Management Agreements

Forty-nine of our 54 hotels are managed and operated by the Management Company pursuant to management agreements with the TRS Lessee or its subsidiaries. Our remaining five hotels are managed by Marriott or Hyatt under existing management agreements. The following is a general description of these agreements.

Management Company. Our management agreements with the Management Company require us to pay to the Management Company, on a monthly basis, a management fee equal to: (1) for the period commencing on October 26, 2004, and ending on June 30, 2005, 1.75% of our gross revenues from the hotels, (2) for the period commencing on July 1, 2005 and ending on December 31, 2005, 1.85% of our gross revenues from the hotels and (3) for the period commencing on January 1, 2006 and thereafter, 2.1% of our gross revenues from the hotels. In addition, during the term of the management agreements and for one month thereafter, we pay the Management Company an accounting fee of $10 per room per month, subject to an annual increase based on a consumer price index. Commencing January 1, 2005, we pay the Management Company, on an annual basis, an incentive fee of 10.0% of the excess of net operating income over a threshold, which is increased each fiscal year by the greater of 3.0% or 1.5 times the actual percentage change in RevPAR for all of the hotels managed by the Management Company during the previous year. The incentive fee, however, will not exceed 1.5% of the total revenues for all the hotels managed by the Management Company for that fiscal year. The TRS Lessee must deliver to the Management Company a guarantee or guarantees of payment with respect to all fees payable to the Management Company.

The initial term of these management agreements is 20 years, and we have the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party. The operations of the hotels are overseen by a separate division of the Management Company located in the same building as our headquarters in San Clemente, California. Pursuant to the terms of the management agreements, without our prior written consent, the Management Company may not replace certain key personnel in operations, sales and marketing, accounting and finance and other agreed upon personnel. All of these key personnel are our former employees. In addition, without our prior written consent, the Management Company is not able to alter certain operating procedures or systems deemed integral to the operation of each of the managed hotels.

Hyatt. Our Hyatt hotels are operated under management agreements with Hyatt Corporation. The agreement with respect to the Hyatt, Newport Beach, California hotel requires us to pay 3.5% of total revenue as a base management fee, with an additional 0.5% of total revenue based upon the hotel achieving specific operating thresholds, to Hyatt and expires in 2039. The management agreement with respect to the Hyatt, Marietta, Georgia hotel requires us to pay 4.0% of our total hotel revenue to Hyatt and expires in 2040. These management agreements include incentive fees ranging between 10.0% and 33.0% of our net profit at the hotel above the achievement of certain net profit thresholds. The management agreements with Hyatt may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving the hotel and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

Marriott. Three of our Marriott hotels are operated under management agreements with Marriott Hotel Services, Inc. or Marriott International, Inc. These management agreements require us to pay a base management fee between 2.25% and 3.0% of total hotel revenue to Marriott and expire between 2014 and 2020. Additionally, one of the management agreements requires an incentive fee of 20.0% of net cash flow and another management agreement requires an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold. In the third instance, the management agreement requires us to pay specific percentages of both room revenue and food and beverage revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In the event of a sale of the Marriott, Troy, Michigan, Marriott has a right of first refusal to either purchase or lease the hotel or terminate the management agreement.

The existing management agreements with Marriott and Hyatt require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sale services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending December 31, 2004. If we qualify for taxation as a REIT, then under current Federal income tax laws we generally will not be taxed at the corporate level to the extent we distribute at least 90% of our net taxable income to our stockholders. However, even if we qualify for taxation as a REIT, we may be subject to certain Federal, state and local taxes on our income and property and to Federal income and excise tax on our undistributed income.

Taxable REIT Subsidiary

On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that may engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs, generally to assure that TRSs are subject to an appropriate level of Federal corporate taxation.

As described above, we may own up to 100% of the stock of one or more taxable REIT subsidiaries, including Sunstone Hotel TRS Lessee, Inc., the TRS Lessee. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A TRS may perform activities such as third party management, development, and other independent business activities. However, a TRS may not directly or indirectly operate or manage any hotels or provide rights to any brand name under which any hotel is operated.

We and the TRS Lessee must elect for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test.

The rent that we receive from a TRS qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, unless wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

We have formed the TRS Lessee as a wholly owned TRS. Each of our hotels is leased by our relevant property-owning subsidiary to the TRS Lessee or one of its subsidiaries. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties because the Code imposes a 100% excise tax on certain transactions between a TRS and us or our tenants that are not conducted on an arm’s-length basis. We believe that all transactions between us and our TRS Lessee are conducted on an arm’s-length basis. Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation.

The TRS Lessee has engaged independent hotel operators to operate the related hotels on its behalf. Furthermore, we have represented, with respect to hotels that we lease to the TRS Lessee in the future, that the TRS Lessee will engage “eligible independent contractors” to manage and operate the hotels leased by the TRS Lessee. Our primary hotel operator, the Management Company, qualifies as an “eligible independent contractor.”

Ground Lease Agreements

Seven of our hotels are subject to ground leases that cover either all or portions of their respective properties. As of December 31, 2004, the terms of these ground leases (including renewal options) range from 43 to 92 years. These ground leases generally require us to make rental payments and payments for all charges, costs, expenses and liabilities, including real and personal property taxes, insurance, and utilities.

Any proposed sale of the property that is subject to a ground lease or any proposed assignment of our leasehold interest as ground lessee under the ground lease may require the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee’s interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders. Three of our properties prohibit the sale or conveyance of the hotel by us to another party without first offering the ground lessor the opportunity to acquire the hotel upon the same terms and conditions as offered to the third party.

We have an option to acquire the ground lessor’s interest in the ground lease relating to three of our hotels for specified amounts and exercisable provisions. At this time, we do not intend to exercise any option to purchase the ground lessor’s interest in any of these ground leases.

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We believe that our current facilities are adequate for our present and future operations.

Employees

At January 31, 2005, we had 43 employees. We believe that our relations with our employees are good. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee to operate such hotels.

Environmental

All of our hotels have been subjected to environmental reviews. Environmental consultants retained by our lenders recently conducted Phase I environmental site assessments on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor are we aware of any environmental liability (including asbestos-related liability) that we believe would harm our business, financial position, results of operations or cash flow.

Under various Federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on the property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of our properties, we or the TRS Lessee, as the case may be, may be potentially liable for such costs.

We have provided unsecured environmental indemnities to certain lenders. We have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we could have recourse against other previous owners.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenue for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, SARS, airline strikes, economic factors and other considerations affecting travel.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as taxes, property and casualty insurance and utilities.

Risk Factors

Risks Related to Our Business

In the recent past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in United States gross domestic product. Revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. RevPAR for our 54 hotels decreased 2.1% in 2002. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on our occupancy and average daily rate, or ADR. Future terrorist activities could have a similarly harmful effect on both the industry and us.

As of December 31, 2004, we have approximately $712.5 million of outstanding debt, and carrying such debt may harm our financial flexibility or harm our business and financial results by imposing requirements on our business.

Carrying our outstanding debt may harm our business and financial results by:

•	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for distributions to our stockholders and for our operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future; and

•	requiring us to sell one or more properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also intend to incur additional debt in connection with future acquisitions of real estate, which may include loans secured by a portfolio of some or all of the hotels we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income or otherwise to ensure that we maintain our qualification as a REIT for Federal income tax purposes. In addition, at December 31, 2004, we had $34.8 million in outstanding letters of credit.

A significant portion of our debt is variable rate debt and, accordingly, increases in interest rates against which we have not adequately protected will harm our financial condition and cash flow.

As of December 31, 2004, $367.3 million, or 51.6% of our outstanding debt, bears interest at a variable rate. Although we have interest rate caps for all of our existing variable rate debt, increases in interest rates on our variable rate debt would increase our interest expense, which could harm our cash flow and ability to pay distributions to our stockholders. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2004 increase by approximately 1.00%, or 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flow by approximately $3.7 million annually.

If we were to default on our secured debt in the future, the loss of property securing the debt would harm our ability to satisfy other obligations.

A majority of our debt is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income. In addition, because of various cross-collateralization provisions in our notes payable, our default under some of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay dividends may be harmed.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our operating results.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on refinancing, our interest expense would increase, which would harm our operating results.

Financial covenants in our existing notes payable may restrict our operating or acquisition activities.

Some of our existing notes payable contain restrictions, requirements and other limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit those properties or we are unable to incur debt to pursue those activities, our growth may be limited. If we need to obtain consents or waivers from compliance with these covenants, it may take time or cause us to incur additional expenses.

Our revolving credit facility and term loan facility contain financial covenants that limit our operations and could lead to adverse consequences if we fail to comply.

Our revolving credit facility and term loan facility contain financial and operating covenants, including fixed charge coverage and leverage ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Advances under the revolving credit facility are also subject to borrowing base requirements based on the hotels securing the facility. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our revolving credit facility or term loan facility could result in a default under one or more of our debt instruments. This could cause one or more of our lenders to accelerate the timing of payments which could harm our business, operations, financial condition or liquidity.

Our organizational documents contain no limitations on the amount of debt we may incur, so we may become too highly leveraged.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we become highly leveraged, then the resulting increase in cash flow that must be used for debt service would reduce cash available for distribution and could harm our ability to make payments on our outstanding indebtedness and our financial condition.

Some of our directors and officers have economic interests in other real estate investments, including hotels, which may result in conflicts and competing demands on their time.

Four of our directors, Messrs. Kazilionis, Paul, Wolff and Dona, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest. In addition, our executive officers, Messrs. Alter, Kline and Stougaard, have economic interests in other hotel investments and, therefore, may have competing demands on their time.

We face competition for the acquisition of hotels, and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, or reduced revenues while the hotel is being redeveloped and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

The acquisition of a portfolio of hotels presents more risks to our business and financial results than the acquisition of a single hotel.

We have focused, and may continue to focus, on the acquisition of multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. Multiple hotel acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in geographically dispersed markets. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms. These hotels may harm our operating results if they operate at a loss or we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

Most of our hotels are upper upscale and upscale hotels, and the upper upscale and upscale segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could harm our profitability.

The upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and upscale hotels when compared to other classes of hotels. For example, from 1998 to 2003, upscale RevPAR growth was lower than RevPAR growth for the overall lodging industry, and from 2001 to 2003, upper upscale RevPAR growth was lower than RevPAR growth for the overall lodging industry.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our hotels, and any hotels we buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. In the future, our hotels will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and funds available for future distributions.

Our hotels are geographically concentrated in California and, accordingly, we could be disproportionately harmed by an economic downturn in that area of the country or a natural disaster, such as an earthquake.

Approximately 35.2% of our hotels, the largest concentration of our hotels in any state, representing 30.7% of our rooms and 32.1% of our 2004 pro forma revenues, are located in California. The concentration of hotels in California makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. The impact and timing of large events, such as the 2002 Winter Olympics, are not always easy to predict and are often episodic in nature. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Because most of our hotels are operated under franchise agreements with national franchisors, termination of franchise agreements or circumstances that negatively affect the franchisor itself could cause us to lose business at hotels operated under the franchisor’s name or lead to a default or acceleration of our obligations under certain of our notes payable.

Approximately 94% of our hotels, representing 90.6% of our rooms are operated under franchise or management agreements with national franchisors. In general, under franchise arrangements, the franchisor provides marketing services and room reservations and certain other operating assistance, but requires us, as the franchisee, to pay significant fees to it, and to maintain the hotel in a certain required condition. If the Management Company or other management companies fail to maintain these required standards, then the franchisor may terminate the franchise agreement and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors regarding our alleged non-compliance with the franchise agreements, and we may disagree with a franchisor’s claim that we are not in compliance with applicable franchise agreements. Any disputes arising under our franchise agreements could also lead to a termination of a franchise agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise on a particular hotel, it could harm the operation, financing, financeability or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor in general could reduce the revenue we receive from the hotels subject to that particular franchise. Any loss of revenue at a hotel could harm the TRS Lessee’s ability to pay rent to Sunstone Hotel Partnership and could harm our ability to make distributions to our stockholders.

Our hotels have an ongoing need for renovations and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our franchise and loan agreements, we will need to make capital expenditures to comply with applicable laws and regulations, remain competitive with other hotels and maintain the economic value of our hotels. Occupancy and ADR are often affected by the maintenance and improvements at a hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	possible environmental problems; and

•	disputes with franchisors regarding our compliance with the requirements under the relevant franchise agreement.

Our returns depend on management of our hotels by third parties and, in particular, on the performance of the Management Company.

The Management Company manages 49 of our 54 hotels, with three hotels being independently managed under franchise/management agreements with Marriott and two hotels being independently managed under franchise/management agreements with Hyatt. Under the terms of these management agreements, although we are able to actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to adequately operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory average daily rates, occupancy rates and RevPAR, we may not have a contractual right to cause an independent management company to change its method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default and, therefore, need to replace any of our management companies, those events could result in significant disruptions at the affected hotels upon the termination of a manager. If any of the foregoing occurs, our relationships with franchisors may be damaged, and we may be in breach of one or more of our franchise agreements.

Therefore, we are dependent to a large degree on the operating performance of the Management Company and its ability to generate revenue at our hotels in excess of our operating expenses. We cannot assure you that the Management Company will successfully manage our hotels. A failure by the Management Company to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, which would reduce the amount available for distributions to our stockholders. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

Our contractual arrangements with the Management Company are relatively new. Accordingly, we cannot assure you that our relationship with the Management Company will be satisfactory to us, or that our expectations regarding the quality and effectiveness of its performance will be met. As a result, the management agreements with the Management Company could be terminated by us prior to the expiration of their respective terms, which would be disruptive to our business and could harm our profitability and cash flow.

Because we are a REIT, we depend on the TRS Lessee to make rent payments to us, and its inability to do so could harm our revenue and our ability to make distributions to our stockholders.

Due to certain Federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we lease our hotel properties to Sunstone Hotel TRS Lessee, Inc., our wholly owned subsidiary, or the TRS Lessee, who contracts with the Management Company and other third party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders depend solely upon the ability of the TRS Lessee to make rent payments under these leases. In general, under the leases with the TRS Lessee, we receive from the TRS Lessee, both base rent and percentage rent based upon a percentage of gross revenue above a certain minimum level. As a result, we participate in the economic operations of our hotels only through our share of gross revenue under the leases.

The TRS Lessee’s ability to pay rent is affected by factors beyond its control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotels, competition in the lodging and hospitality industry, the ability to maintain and increase gross revenue at our hotels and other factors relating to the operations of our hotels.

Although failure on the part of the TRS Lessee to materially comply with the terms of a lease (including failure to pay rent when due) gives us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel since we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on terms as favorable to us.

Because land underlying seven of our hotels is held by ground leases, termination of these leases by the ground lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying seven of our hotels are based upon our interest under long-term ground leases. Pursuant to the terms of the ground leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the ground leases. As of December 31, 2004, the terms of these ground leases (including renewal options) range from 43 to 92 years. Any pledge of our interest in a ground lease may also require the consent of the applicable ground lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The ground lessor may require us, at the expiration or termination of the ground lease to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs and the cost thereof may exceed available insurance proceeds.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on those derivatives that we currently hold. Our hedging activities may include entering into interest rate swaps, caps and floors and options to purchase these items. We currently use interest rate caps to manage our interest rate risks related to our variable rate indebtedness; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, and such losses could harm our results of operations, financial condition and business prospects.

In addition, we also may be limited in the type and amount of hedging transactions we may use in the future by our need to satisfy the REIT income tests under the Code. Only income from certain hedging transactions qualifies for purposes of the 95% gross income test, and no hedging income qualifies for purposes of the 75% gross income test. As a result, our ability to effectively hedge against changes in interest rates could be limited, and our earnings could be reduced and could vary more from period to period.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•	increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists and other factors that may not be offset by increased room rates;

•	increased competition from other hotels in our markets;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	dependence on business and commercial travel, leisure travel and tourism;

•	increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

•	changes in our relationships with, and the performance and reputation of, our management companies and franchisors;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international market conditions, which may diminish the desire for leisure travel or the need for business travel, as well as national, regional and local economic and market conditions where our hotels operate and where our customers live; and

•	adverse effects of a downturn in the lodging industry.

These factors could harm our financial condition, results of operations and ability to make distributions to our stockholders.

The hotel business is seasonal and seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenue.

Our revenue is generally highest in the second and third quarters. Quarterly revenue also may be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we may have to enter into short-term borrowings to make distributions to our stockholders.

The threat of terrorism has harmed the hotel industry generally, including our results of operations and these harmful effects may continue or worsen, particularly if there are further terrorist events.

The threat of terrorism has had a negative impact on hotel operations and caused a significant decrease in hotel occupancy and average daily rates due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas and near airports, such as many of our hotels, have been harmed due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. Future terrorist acts, terrorism alerts or outbreaks of hostilities could have a negative effect on travel and, correspondingly, on our business.

The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel, hotel occupancy and RevPAR. While there have been recent improvements, the uncertainty associated with the continuing war on terrorism and the possibility of future attacks may continue to hamper business and leisure travel patterns and, accordingly, the performance of our business.

The use of Internet travel intermediaries by consumers may harm our profitability as a result of increased commissions or lower room rates.

Some of our hotel rooms are booked through independent, third party Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com and Hotels.com. For 2004, 1.7% of our room revenues were attributable to bookings through these intermediaries. As we may continue to selectively use these third party Internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. If the amount of sales made through Internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial and investment conditions is limited. The real estate market, including our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. It may take a long time to find a willing purchaser and to close the sale of a hotel if we want to sell. Should we decide to sell a hotel during the term of that particular hotel’s management agreement, we may have to pay termination fees, which could be substantial, to the appropriate management company.

In addition, hotels may not readily be converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures and may give rise to substantial payments to our franchisors, management companies and lenders.

We may be required to expend funds to correct defects or to make improvements before a hotel can be sold. We may not have funds available to correct those defects or to make those improvements and, as a result, our ability to sell the hotel would be restricted. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that hotel for a period of time or impose other restrictions on us, such as a limitation on the amount of debt that can be placed or repaid on that hotel to address specific concerns of sellers. These lock-out provisions would restrict our ability to sell a hotel. These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotels could harm our financial condition and results of operations.

Claims by persons relating to our properties could affect the attractiveness of our hotels or cause us to incur additional expenses.

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a management company, including the Management Company. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Nineteen of our hotels are located in California, which has been historically at greater risk to certain acts of nature (such as fires and earthquakes) than other states.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessors, franchisors and managers. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our hotels at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, fire, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we are unable to obtain adequate insurance on our hotels for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have to our ground lessors, franchisors and managers which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could harm our financial condition and results of operations.

Laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages.

Our hotel properties are subject to various Federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals at a hotel) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for distribution to our stockholders. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our hotel properties are also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and the ability to make distributions to our stockholders could be harmed. In addition, we are required to operate our hotel properties and laundry facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Tax and Employee Benefit Plan Risks

If we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to Federal taxation, reducing our cash available for distribution.

We intend to qualify as a REIT under the Code, which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate Federal level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we qualify and maintain our status as a REIT, we may become subject to Federal, state or local taxes on our income or property, reducing our cash available for distribution.

Even if we qualify and maintain our status as a REIT, we may become subject to Federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay Federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

If the leases of our hotels to our taxable REIT subsidiary are not respected as true leases for Federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases of our hotels to Sunstone Hotel Partnership by the TRS Lessee which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for Federal income tax purposes, we would fail to qualify as a REIT.

Our taxable REIT subsidiary is subject to special rules that may result in increased taxes.

Several Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of Federal income taxation. For example, a taxable REIT subsidiary, such as the TRS Lessee, is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between us and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our inter-company transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

We may be required to pay a penalty tax upon the sale of a hotel.

The Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions and, therefore we may be required to pay a penalty tax.

We also may be subject to corporate level income tax on certain built-in gains.

We will hold certain properties acquired from C corporations (and may acquire additional such properties in the future), in which we must adopt the C corporation’s tax basis in that asset as our tax basis. If we sell any such property within ten years of the date on which we acquire it, then we will have to pay tax on the gain at the highest regular corporate tax rate.

An investment in our common stock may not be suitable for every employee benefit plan.

When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, individual retirement account under Section 408(a) of the Code or other employee benefit plan covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan.

Item 2. Hotel Properties

The following table sets forth additional summary information with respect to our hotel portfolio as of December 31, 2004:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Year Acquired/ Developed	Year Opened/ Redeveloped	Year Last Renovated
Marriott	Houston	Texas	Upper Upscale	Full Service	391	2002	1981	2004
Marriott(2)	Napa	California	Upper Upscale	Full Service	272	1998	1979	2001
Marriott	Ogden	Utah	Upper Upscale	Full Service	292	1997	1982	1999
Marriott	Ontario	California	Upper Upscale	Full Service	299	2003	1986	2004
Marriott	Park City	Utah	Upper Upscale	Full Service	199	1997	1985	2000
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	286	2002	1991	2004
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	2000	1999	N/A
Marriott(4)	Provo	Utah	Upper Upscale	Full Service	330	1997	1982	1999
Marriott(3)	Pueblo	Colorado	Upper Upscale	Full Service	164	1998	1998	N/A
Marriott	Riverside	California	Upper Upscale	Full Service	286	2000	1987	2002
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	1997	1991	2003
Marriott(3)	Salt Lake City	Utah	Upper Upscale	Full Service	218	1997	1987	1999
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	2002	1990	2004
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	390	2002	1981	2004
Courtyard by Marriott	Fresno	California	Upscale	Full Service	116	1995	1989	2003
Courtyard by Marriott(3)	Los Angeles	California	Upscale	Full Service	179	1997	1996	2001
Courtyard by Marriott	Lynnwood	Washington	Upscale	Full Service	164	1999	1999	N/A
Courtyard by Marriott	Oxnard	California	Upscale	Full Service	167	1996	1987	2004
Courtyard by Marriott	Riverside	California	Upscale	Full Service	163	1996	1988	1998
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Full Service	176	1997	1986	2004
Courtyard by Marriott	Santa Fe	New Mexico	Upscale	Full Service	213	1995	1985	2001
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	2003	1986	2004
Residence Inn by Marriott(3)	Oxnard	California	Upscale	Extended Stay	252	1996	1987	2004
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	80	2004	2004	N/A
Residence Inn by Marriott	Sacramento	California	Upscale	Extended Stay	126	1997	1992	2004
Hilton	Del Mar	California	Upper Upscale	Full Service	257	2002	1989	2003
Hilton	Huntington	New York	Upper Upscale	Full Service	302	2002	1988	2003
Doubletree	Carson	California	Upper Upscale	Full Service	224	1998	1989	2002
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	230	2002	1986	2003
Embassy Suites Hotel	Chicago	Illinois	Upper Upscale	Extended Stay	365	2002	1991	2004
Hilton Garden Inn	Lake Oswego	Oregon	Upscale	Full Service	181	2000	2000	N/A
Holiday Inn	Boise	Idaho	Midscale with F/B	Full Service	265	2000	1967	2003
Holiday Inn	Craig	Colorado	Midscale with F/B	Full Service	152	1995	1981	1998
Holiday Inn	Hollywood	California	Midscale with F/B	Full Service	160	2000	1983	2000
Holiday Inn	Mesa	Arizona	Midscale with F/B	Full Service	246	1996	1985	2004
Holiday Inn	Price	Utah	Midscale with F/B	Full Service	151	1996	1983	1997
Holiday Inn	Provo	Utah	Midscale with F/B	Full Service	78	1995	1968	2001
Holiday Inn	Rochester	Minnesota	Midscale with F/B	Full Service	170	1997	1969	1999
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	1997	1968	2002
Holiday Inn(3)	San Diego (Stadium)	California	Midscale with F/B	Full Service	175	1997	1991	2001
Holiday Inn Select	Renton	Washington	Midscale with F/B	Full Service	226	1996	1968	2002
Crowne Plaza	Grand Rapids	Michigan	Upscale	Full Service	320	2002	1980	2004
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Limited Service	125	1997	1986	2003
Hyatt	Marietta	Georgia	Upper Upscale	Full Service	202	2000	1984	2003
Hyatt Regency(3)	Newport Beach	California	Upper Upscale	Full Service	403	2002	1963	2004
Hawthorn Suites	Kent	Washington	Upscale	Extended Stay	152	1997	1990	1999
Hawthorn Suites	Sacramento	California	Upscale	Extended Stay	272	1997	1988	1998
Radisson(3)	Englewood	New Jersey	Upscale	Full Service	194	2002	1989	2004
Radisson	Williamsburg	Virginia	Upscale	Full Service	303	2002	1978	2003
Sheraton	Salt Lake City	Utah	Upper Upscale	Full Service	362	1997	1975	2001
Wyndham	Houston	Texas	Upscale	Full Service	472	2002	1984	2003
Independent—Valley River Inn(5)	Eugene	Oregon	Upscale	Full Service	257	2002	1973	2003
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	707	1997	1927, Various	2003
Independent—Economy Inn and Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	1997	Various	2002

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage.
(2)	Includes an 8,000 square foot spa.
(3)	Subject to a ground lease.
(4)	Includes a 28,000 square foot conference facility.
(5)	Hotel parking lot is subject to a reciprocal easement agreement with a third party regarding the use of parking facilities owned by that third party.

In addition to our hotel properties, we own a 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic. The facility in Salt Lake City, Utah services both our hotels in the area, as well as third party contracts. We also manage a 50,000 square foot third-party conference facility in Ogden, Utah for a third party. In addition, we own three undeveloped parcels of land, in Price, Utah; Craig, Colorado; and Rochester, Minnesota.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 17 states with a concentration of hotels in the western United States. The following table summarizes our portfolio by region, and includes the percentage of our 2004 pro forma revenues for the 54 hotels we own:

Region	Number of Hotels	Number of Rooms	Percentage of 2004 Pro Forma Revenues
California(1)	19	4,048	32.1%
Other West(2)	16	3,440	19.5
Midwest(3)	9	2,696	20.4
Middle Atlantic(4)	3	782	8.9
South(5)	3	895	7.9
Southwest(6)	4	1,322	11.2

Total	54	13,183	100.0%

(1)	All but four of these hotels are located in Southern California.
(2)	Includes Colorado, Idaho, Oregon, Utah and Washington.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes New Jersey, New York and Pennsylvania.
(5)	Includes Georgia and Virginia.
(6)	Includes Arizona, New Mexico and Texas.

The following table presents our occupancy, average daily rate, or ADR, and RevPAR by geographic region for our hotels for 2002, 2003 and 2004. These statistics reflect the 54 hotels that we own and may include periods prior to when we acquired our interest in the hotels.

Region	2002			2003			2004
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
California	75.1%	$95.24	$71.53	75.2%	$97.12	$73.03	77.5%	$100.83	$78.14
Other West	65.4	84.93	55.54	63.7	78.55	50.04	66.8	79.35	53.01
Midwest	64.1	107.41	68.85	61.1	110.03	67.23	63.0	112.07	70.60
Middle Atlantic	69.1	136.37	94.23	69.3	125.44	86.93	74.9	125.91	94.31
South	66.4	107.47	71.36	65.2	108.38	70.66	67.3	115.58	77.79
Southwest	62.5	85.66	53.54	73.4	78.85	57.88	78.5	79.58	62.47
Weighted Average	68.0	97.32	66.18	68.1	95.30	64.90	71.0	97.66	69.34

Item 3. Legal Proceedings

During 2003, a suit against the Predecessor was filed by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of our hotels. We have liability insurance to cover this claim subject to certain insurance deductibles. The litigation has commenced and we and our insurance company’s lawyers have not been able to assess the exposure, if any, to us associated with this litigation.

Additionally, we are involved from time to time in various claims and other legal actions in the ordinary course of business. We do not believe that the resolution of such additional matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 4. Submission of Matters to a Vote of Security Holders

By unanimous written consent dated October 13, 2004, Sunstone Hotel Investors, L.L.C., as our sole shareholder, approved our formation and structuring transactions, our initial public offering and related matters.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SHO”. On January 31, 2005, the last reported price per share of common stock on the NYSE was $20.90. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share we declared with respect to each period.

	High	Low	Distributions
Period October 21, 2004 through December 31, 2004	$20.81	$16.70	$0.285

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors our Board of Directors deems relevant.

As of February 9, 2005, we had approximately 2,114 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares. As one Section 13D filer presently exceed the 9.8% threshold, the Company’s Board of Directors passed a waiver on October 14, 2004, which allowed for this exception.

Upon our formation on June 28, 2004, Sunstone Hotel Investors, L.L.C. was issued 100 shares of our common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. In our formation and structuring transactions, we issued an aggregate of 9,990,932 shares and 19,112,556 membership units in Sunstone Hotel Partnership, LLC to Sunstone Hotel Investors, L.L.C., WB Hotel Investors, LLC, Sunstone/WB Hotel Investors IV, LLC and Sunstone/WB Manhattan Beach, LLC. Membership units are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Our initial public offering of common stock was effected through a Registration Statement on Form S-11 (File No. 333-117141) that was declared effective by the Securities and Exchange Commission on October 20, 2004. On October 26, 2004, 21,294,737 shares of common stock were sold on our behalf at an initial public offering price of $17.00 per share, for an aggregate offering price of $362.0 million. Citigroup, Merrill Lynch & Co., and Morgan Stanley were the joint book-running managers, with Deutsche Bank Securities, Bear, Stearns & Co. Inc., UBS Investment Bank, A.G. Edwards, and Calyon Securities (USA) Inc. acting as co-managers. On November 23, 2004, in connection with the exercise of the underwriters’ over-allotment option, 3,165,000 additional shares of common stock were sold on our behalf at the initial public offering price of $17.00 per share, for an aggregate offering price of $53.8 million. Following the sale of the 24,459,737 shares, which occurred after the period covered by this report, the offering terminated.

We paid to the underwriters an aggregate of approximately $24.7 million in underwriting discounts and commissions in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $10.9 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $35.6 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $380.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Initial Public Offering. On October 26 and November 23, 2004, we completed our initial public offering and related transactions and used the proceeds as follows (dollars in millions):

Sources:
Proceeds from the initial public offering	$412.5
Proceeds from the sale of shares to Robert A. Alter	3.3
Proceeds from term loan facility	75.0
Draw on line of credit	10.0
Cash on hand	11.9

$512.7

Uses:
Repayment of notes payable	$210.1
Acquisition of membership units in Sunstone Hotel Partnership held by the Contributing Entities	246.5
Underwriting fees	24.7
Franchise transfer costs	1.3
Debt prepayment penalties	6.8
Other costs associated with the initial public offering	10.9
Costs associated with new debt facilities	6.1
Purchase of ground lessor’s interest in ground lease relating to the Embassy Suites Hotel, Chicago, Illinois	6.3

$512.7

Item 6. Selected Financial and Operating Data

The following table sets forth selected financial information for the Company and Predecessor that has been derived from the consolidated and combined financial statements and notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	The Company	The Predecessor
	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
						(unaudited)
Operating Data ($ in thousands):
Revenues:
Room	$54,448	$289,593	$313,420	$189,412	$179,027	$163,430
Food and beverage	22,452	91,410	106,915	47,425	41,627	38,078
Other operating	7,719	36,350	36,895	21,630	20,216	18,110
Management and other fees from affiliates	4	688	705	194	—	—

Total revenues	84,623	418,041	457,935	258,661	240,870	219,618

Operating expenses:
Room	13,352	63,818	73,911	42,774	40,746	35,383
Food and beverage	15,394	63,818	76,465	34,750	33,018	29,897
Other operating	5,154	24,420	25,516	14,467	13,666	13,224
Advertising and promotion	5,605	25,187	29,223	15,364	13,562	11,360
Repairs and maintenance	4,056	17,772	21,017	10,895	9,931	8,461
Utilities	3,863	17,556	19,369	11,295	11,094	8,656
Franchise costs	4,094	22,057	23,783	14,769	3,537	11,889
Property tax, ground lease and insurance	4,817	22,111	29,019	12,976	11,860	9,615
General and administrative	17,657	59,304	64,001	38,887	46,345	30,263
Depreciation and amortization	11,458	48,121	53,137	33,896	29,820	25,953
Impairment loss	—	7,439	11,382	6,577	—	—
Goodwill amortization	—	—	—	—	4,925	6,797

Total operating expenses	85,450	371,603	426,823	236,650	218,504	191,498

Operating income (loss)	(827)	46,438	31,112	22,011	22,366	28,120
Interest and other income	154	561	796	2,080	1,070	658
Interest expense	(20,095)	(44,493)	(54,965)	(28,927)	(41,904)	(42,829)

Income (loss) before minority interest, income taxes, cumulative effect of change in accounting principle and discontinued operations	(20,768)	2,506	(23,057)	(4,836)	(18,468)	(14,051)
Minority interest	2,706	125	(17)	—	—	(424)
Income tax benefit (provision)	—	(280)	2,878	4,715	8,770	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle and discontinued operations	(18,062)	2,351	(20,196)	(121)	(9,698)	(14,475)
Cumulative effect of change in accounting principle	—	—	—	—	(1,310)	—
Income (loss) from discontinued operations	165	(20,554)	(2,070)	(10,265)	(7,799)	5,741

Net loss	$(17,897)	$(18,203)	$(22,266)	$(10,386)	$(18,807)	$(8,734)

Cash flows from operating activities	$2,620	$38,971	$60,034	$26,720	$43,317	$45,510

Balance sheet data ($ in thousands):
Investment in hotel properties, net	$1,127,272		$1,227,537	$1,316,659	$821,588	$992,509
Total assets	1,253,745		1,364,942	1,445,889	915,654	1,132,312
Total debt	712,461		917,652	942,423	515,407	665,157
Total liabilities	791,583		1,033,993	1,047,147	616,869	773,196
Equity	417,332		330,345	398,742	298,785	359,116
Common stock/membership unit information (in thousands):
Common stock outstanding	34,519
Membership units outstanding	3,700
Unvested restricted stock issuable(1)	293

Total diluted common stock, membership units and unvested restricted stock units outstanding	38,512

(1)	Shares of common stock issuable related to unvested restricted stock units.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, InterContinental, Hyatt, Starwood, Carlson and Wyndham.

Operations

Our financial data prior to October 26, 2004, is for our predecessor companies, who owned and operated the hotels during the periods presented. As a result of our initial public offering, we made substantial changes to our operations to effect the Formation and Structuring Transactions as further discussed in our Form S-11 and to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position.

Formation and structuring transactions and our offering. The following items occurred or will affect our future results of operations as a result of our public offering:

•	the payment of management fees to Interstate Hotels and Resorts, the Management Company, which has assumed responsibility for our hotel operations pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the employee transfers to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the Contributing Entities;

•	the exclusion of two hotels that were not contributed to us;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company, which are estimated to be approximately $2.2 million per year.

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

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings;

•	Other operating revenue, which consists of ancillary hotel revenue such as telephone, transportation, parking, spa, golf, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.; and

•	Management and other fees from affiliates, which consists of other non-operating income and management and other fees from our affiliates prior to our initial public offering.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, other operating revenue or management and other fees from affiliates; and

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	General and administrative expense, which consists of our property-level general and administrative expenses, as well as corporate-level expenses such as payroll and related costs, professional fees, travel expenses and office rent, as well as management fees with respect to our hotels; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2002 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
2004
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004(1)
JW Marriott, Cherry Creek, Colorado(2)	196	April 28, 2004

Hotel	Rooms		Acquisition Date
2003
Residence Inn by Marriott, Manhattan Beach, California	176		June 20, 2003
Marriott, Ontario, California	299		January 24, 2003
2002
Crowne Plaza, Grand Rapids, Michigan	320		December 18, 2002
Wyndham, Houston, Texas	472		December 18, 2002
Embassy Suites Hotel, Chicago, Illinois	358	(3)	December 18, 2002
Marriott, Woodland Hills, California	473		December 6, 2002
Doubletree, Minneapolis, Minnesota	230		December 5, 2002
Hilton, Del Mar, California	251	(3)	December 5, 2002
Hilton, Huntington, New York	302		December 5, 2002
Hyatt, Newport Beach, California	403		December 5, 2002
Marriott, Troy, Michigan	350		December 5, 2002
Marriott, Philadelphia, Pennsylvania	286		December 5, 2002
Marriott, Houston, Texas	391		December 5, 2002
Marriott, Tysons Corner, Virginia	390		December 5, 2002
Radisson, Englewood, New Jersey	194		December 5, 2002
Radisson, Williamsburg, Virginia	303		December 5, 2002
Valley River Inn, Eugene, Oregon	257		December 5, 2002

Total January 1, 2002 to December 31, 2004	5,731

(1)	Opening date of developed hotel.
(2)	Following our initial public offering, this hotel is not a part of our hotel portfolio.
(3)	Original acquisition room count prior to room expansions.

The aggregate cost for these 19 hotel acquisitions was approximately $618.0 million, or $108 thousand per room.

Sale of hotels. The following table sets forth the hotels that since the beginning of 2002 have been sold and indicates their room count and sale date:

Hotel	Rooms	Sale Date
2004
San Marcos Resort, Chandler, Arizona	295	November 18, 2004
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points—Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004
2003
Marriott, Woodland Hills, California	473	December 10, 2003
Hampton Inn, Clackamas, Oregon	114	October 30, 2003
Hilton Garden Inn, Sacramento, California	154	July 31, 2003
Hampton Inn, Denver, Colorado	152	July 24, 2003
Hampton Inn, Pueblo, Colorado	112	July 24, 2003
Hampton Inn, Mesa, Arizona	118	July 22, 2003
Hampton Inn, Tucson, Arizona	126	July 22, 2003
2002
Hilton Garden Inn, Rio Rancho, New Mexico	129	March 27, 2002

	2,981

The aggregate net sale proceeds for the 15 closed hotel dispositions through December 31, 2004 was $183.8 million, or $62 thousand per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2004 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2002 adjusted for the hotels acquired and sold during the respective periods.

	2002	2003	2004
Portfolio Data—Hotels
Number of hotels—beginning of period	52	66	61
Add: Acquisitions	15	2	—
Add: Developments	—	—	2	(1)
Less: Sales	1	7	7
Less: Assets not included	—	—	2	(2)

Number of hotels—end of period	66	61	54
Portfolio Data—Rooms
Number of rooms—beginning of period	10,804	15,664	14,901
Add: Acquisitions	4,980	475	—
Add: Developments	—	—	276
Add: Room expansions	9	11	20
Less: Sales	129	1,249	1,603
Less: Assets not included	—	—	411	(2)

Number of rooms—end of period	15,664	14,901	13,183
Average rooms per hotel—end of period	237	244	244

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.
(2)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) from this offering.

Operating Results

Comparison of 2004 to 2003

The following table presents our operating results for 2004 and 2003, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the Predecessor results for the period of January 1, 2004 through October 25, 2004, and our results for the period October 26, 2004 through December 31, 2004. These period amounts can be found in our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	2004	2003	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$344,041	$313,420	$30,621	9.8%
Food and beverage	113,862	106,915	6,947	6.5
Other operating	44,069	36,895	7,174	19.4
Management and other fees from affiliates	692	705	(13)	(1.8)

Total revenues	502,664	457,935	44,729	9.8

Operating expenses
Room	77,170	73,911	3,259	4.4
Food and beverage	79,212	76,465	2,747	3.6
Other hotel	156,692	147,927	8,765	5.9
General and administrative	76,961	64,001	12,960	20.2
Depreciation and amortization	59,579	53,137	6,442	12.1
Impairment loss	7,439	11,382	(3,943)	(34.6)

Total operating expenses	457,053	426,823	30,230	7.1

Operating income	45,611	31,112	14,499	46.6
Interest and other income	715	796	(81)	(10.1)
Interest expense	(64,588)	(54,965)	(9,623)	(17.5)

Loss before minority interest, income taxes and discontinued operations	(18,262)	(23,057)	4,795	(20.8)
Minority interest	2,831	(17)	2,848	(16752.9)
Income tax benefit (provision)	(280)	2,878	(3,158)	NA

Loss from continuing operations before discontinued operations	(15,711)	(20,196)	4,485	22.2
Loss from discontinued operations	(20,389)	(2,070)	(18,319)	(885.0)

Net loss	$(36,100)	$(22,266)	$(13,834)	(62.1)

Operating statistics
Occupancy(1)	71.2%	68.1%	3.1%	4.5%
Average daily rate(1)	$98.05	$95.49	$2.56	2.7%
RevPAR(1)	$69.77	$65.03	$4.74	7.3%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased primarily as a result of increases in occupancy, particularly at our newly renovated hotels, along with a moderate increase in ADR due to improving pricing ability at our fully renovated hotels. The strong operating improvements in 2004 compared to 2003 are primarily attributable to five factors:

•	a number of our hotels were under renovation, causing significant operating disruption in 2003, and the hotels were fully renovated by the beginning of 2004;

•	a number of our hotels had new property-level management teams in 2003, and the management teams were in place for more than one year at the beginning of 2004 with a stronger understanding of their respective local markets and hotels;

•	short-term transient demand increased as both the general economy and the respective local economies started to recover in 2004 compared to 2003;

•	new long-term group contract business enabled us to establish a base occupancy at some of our hotels; and

•	an additional operating day in February 2004 due to the leap year.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during 2004 and the factors that drove our room revenue increase, as well as new banquet and catering menus and pricing programs primarily at our newly renovated hotels.

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

Management and other fees from affiliates. Management and other fees from affiliates were comparable in both periods presented. These fees relate to the acquisition fees and management fees related to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by related parties. We will not receive any management or other fees from these hotels following our initial public offering.

Other hotel expenses. Increase in other hotel expenses was primarily driven by higher occupancy during 2004. Also, increases in employee benefits (especially workers’ compensation for our California hotels and health insurance) and utility costs, led to the increase in hotel operating expense for 2004 as compared to 2003. Other hotel expenses also increased as a result of the final increase in franchise fees pursuant to the terms of a multi-year agreement for our full-service Marriott hotels. These increases were partially offset by decreases in property tax expense, resulting from successful appeals with the local taxing jurisdictions, as well as reductions in our property insurance premiums after renewal in 2004.

General and administrative expense. General and administrative expense increased as a result of one-time charges of $5.1 million associated with our initial public offering, a $1.4 million increase in bad debt expense relating to a long-term customer at one of our hotels, pre-opening expenses for the JW Marriott, Cherry Creek, Colorado and hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue. General and administrative expense also increased due to increased expenses at Buy Efficient, L.L.C. and our laundry facility in Salt Lake City, Utah resulting from significant revenue improvements over the prior year. Overall, the increases in general and administrative expenses were partially offset by lower corporate expenses.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base following completion of major renovations at some of our hotels throughout 2003 and a one-time expense of $1.7 million associated with our initial public offering.

Interest expense. Interest expense increased primarily as a result of higher average borrowings from two mortgage refinancings, both of which closed in the third quarter of 2003 and a one-time expense of $11.9 million associated with our initial public offering. Primarily offsetting the increases in interest expense are reductions in the interest payable due to reductions in the LIBOR index, the base rate for all of our floating rate debt.

Our total notes payable, including current portion, was $712.5 million at December 31, 2004 and $917.7 million at December 31, 2003, with a weighted average interest rate per annum of approximately 5.9% at December 31, 2004 and 5.4% at December 31, 2003. At December 31, 2004, 48.4% of the amount outstanding under our notes payable was fixed and 51.6% of the amount outstanding under our notes payable was floating.

Impairment loss. Impairment loss in 2004 consists of hotel impairment losses of $7.4 million at three hotels and does not include any goodwill impairment loss. Impairment loss in 2003 consists of hotel impairment losses of $9.3 million at three hotels and goodwill impairment losses of $2.1 million. The hotel impairment losses in 2004 and 2003 related to our determination that the current carrying values of the hotels were no longer recoverable based on estimated future cash flows to be generated by the hotels. This determination resulted from certain depressed hotel markets. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs as described under “—Critical Accounting Policies—Impairment of Long-lived Assets.”

Provision for income taxes. As limited liability companies, the predecessor companies were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. We maintain a taxable REIT subsidiary which is liable for taxes on its earnings. The change in the tax provision is attributable to the historical tax benefit for our predecessor companies being eliminated.

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2003 and seven hotels in 2004. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The increase in loss from discontinued operations between the periods was primarily due to net gains on disposals of $15.1 million in 2003 compared to losses on disposals of $660,000 in 2004.

Comparison of 2003 to 2002

The following table presents our operating results for 2003 and 2002, including the amount and percentage change in these results between the two periods:

	2003	2002	Change $	Change %
	(dollars in thousands except statistical data)
Revenues
Room	$313,420	$189,412	$124,008	65.5%
Food and beverage	106,915	47,425	59,490	125.4
Other operating	36,895	21,630	15,265	70.6
Management and other fees from affiliates	705	194	511	263.4

Total revenues	457,935	258,661	199,274	77.0

Operating expenses
Room	73,911	42,774	31,137	72.8
Food and beverage	76,465	34,750	41,715	120.0
Other hotel	147,927	79,766	68,161	85.4
General and administrative	64,001	38,887	25,114	64.6
Depreciation and amortization	53,137	33,896	19,241	56.8
Impairment loss	11,382	6,577	4,805	73.1

Total operating expenses	426,823	236,650	190,173	80.4

Operating income	31,112	22,011	9,101	41.3
Interest and other income	796	2,080	(1,284)	(61.7)
Interest expense	(54,965)	(28,927)	(26,038)	(90.0)

Loss before minority interest, income taxes and discontinued operations	(23,057)	(4,836)	(18,221)	(376.8)
Minority interest	(17)	—	(17)	—
Income tax benefit	2,878	4,715	(1,837)	(39.0)
Loss from continuing operations before discontinued operations	(20,196)	(121)	(20,075)	16590.9
Loss from discontinued operations	(2,070)	(10,265)	8,195	79.8

Net loss	$(22,266)	$(10,386)	$(11,880)	(114.4)

Operating statistics
Occupancy(1)	68.1%	67.9%	0.2%	0.0%
Average daily rate(1)	$95.49	$87.88	$7.61	8.7%
RevPAR(1)	$65.03	$59.71	$5.32	8.9%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

We acquired 15 hotels in December 2002, one hotel in January 2003 and one hotel in June 2003. We refer to the hotels we acquired in 2002 and 2003 as the Recent Acquisition Hotels.

Revenues. Revenues increased primarily as a result of an additional $214.5 million of hotel operating revenue generated by the Recent Acquisition Hotels. Offsetting this increase was a decline of $15.2 million, or 5.8%, in the balance of the portfolio resulting from the generally weak economic environment, renovation disruption and the reduction in travel due to terrorist activities and the war in Iraq.

RevPAR increased primarily as a result of an increase in ADR from the Recent Acquisition Hotels, which generate some of our portfolio’s higher ADRs. However, occupancy remained flat as a result of continued soft economic conditions and operational disruption to the Recent Acquisition Hotels due to the extensive renovation programs and installation of new property-level management teams. In addition, RevPAR decreased in 2003 for our Utah hotels primarily as a result of the positive impact of the 2002 Winter Olympic Games. The RevPAR declines from the Utah hotels were partially offset by RevPAR increases from our California and Texas hotels primarily as a result of our ability to attract incremental short-term transient demand and secure new long-term group contract business.

Room revenue. The Recent Acquisition Hotels represented an additional $135.9 million of room revenue, which was partially offset by a $11.9 million, or 6.2%, decrease in room revenue for the balance of our portfolio. The decline in room revenue was primarily attributable to reduction in travel caused by terrorism concerns and the war in Iraq and renovation disruption at some of our hotels. We, as well as the industry in general, continued to have difficulty maintaining average daily rates in 2003. The diminished ability to achieve increases in room rates at the hotels during 2003 compared to 2002 was caused by several factors, including soft economic conditions, increased supply, a shorter booking cycle for group business and the impact of the electronic distribution channels available via the Internet. Securing new group business continued to be a challenge throughout 2003 as companies that typically utilize upper upscale and upscale hotels remained focused on reducing costs and shopped for the most favorable room rates and concessions.

Food and beverage revenue. The net increase of $59.5 million in food and beverage revenue from the Recent Acquisition Hotels was offset by a decrease of $9.1 million, or 19.1%, from the balance of our hotel portfolio. The major factors contributing to the offsetting decline were the substantial decline in banquet revenue as a result of a decrease in group demand and a decrease in the demand for the ancillary services provided during banquet and catering events.

Other operating revenue. The Recent Acquisition Hotels accounted for $10.0 million of the increase in other operating revenue. The remaining increase is attributable to a number of factors, including the newly-installed Starbucks coffee retail outlets at three of our hotels, an increase in revenues at Buy Efficient, L.L.C. from both increased existing customer usage and additions of new third-party hotel contracts, and the acquisition of the Salt Lake City laundry business. However, consistent with trends in the lodging industry, the increases were partially offset by declines in our telephone revenue due to increased use of cellular telephones rather than in-room telephones and the trend towards providing complimentary Internet access.

Management and other fees from affiliates. The increase of $0.5 million in management and other fees from affiliates is primarily attributable to the receipt of a one-time disposition fee from the sale of one hotel by one of our affiliates.

Hotel operating expenses. The Recent Acquisition Hotels accounted for $142.2 million of the increase in our hotel operating expenses, which was partially offset by a $1.1 million, or 0.7%, decrease in the balance of our portfolio representing realized expense savings at those hotels.

General and administrative expense. General and administrative expense increased primarily as a result of the addition of personnel relating to the Recent Acquisition Hotels.

Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result of the Recent Acquisition Hotels, as well as the increase in the depreciable asset base from their respective renovation programs during 2003.

Interest and other income. Our interest and other income was higher in 2002 than 2003 as a result of the forgiveness of $0.7 million of accrued franchise fees by one of our franchisors related to the final settlement and termination of a contract.

Interest expense. Interest expense increased as a result of the debt incurred to finance the acquisition of the Recent Acquisition Hotels. Partly offsetting the increases in interest expense were reductions in the interest rate as a result of continued reductions in the LIBOR index, the base rate for all of our floating rate debt.

Our total notes payable, including current portion, was $917.7 million at December 31, 2003 and $942.4 million at December 31, 2002. The weighted average interest rates per annum were 5.4% and 4.7%, respectively. At December 31, 2003, 10.6% of the amount outstanding under our notes payable was fixed and 89.4% of the amount outstanding under our notes payable was floating.

Impairment loss. Impairment loss in 2002 consists entirely of goodwill impairment loss of $6.8 million. Impairment loss in 2003 represents impairment loss at three hotels totaling $9.3 million and a goodwill impairment loss of $2.1 million. The hotel impairment losses in 2002 and 2003 relate to our determination that the carrying values of the hotels were no longer recoverable based on estimated future cash flows to be generated. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs. The goodwill impairment loss in 2002 relates to allocated goodwill amounts for nine hotels and in 2003 relates to allocated goodwill amounts for five hotels, and was determined based on the estimated fair value of the hotels.

Benefit from (provision for) income taxes. As limited liability companies, the Contributing Entities were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. The decrease in the 2003 tax benefit was primarily attributable to changes in our valuation allowance associated with the current and future use of our net operating loss carryforwards.

Benefit from (provision for) income taxes applicable to continuing operations is as follows (in thousands):

	2003	2002
Benefit from (provision for) income taxes for continuing operations:
Current	$(329)	$(718)
Deferred	3,207	5,433

Benefit from income taxes for continuing operations	$2,878	$4,715

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold one hotel in 2002 and seven hotels in 2003. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified the results of operations for these hotels as discontinued operations. Loss from discontinued operations decreased in 2003 primarily as a result of a net gain on sale of $15.1 million, primarily offset by an increase in impairment loss of $7.1 million.

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma financial data gives effect to (1) hotel acquisitions, (2) our formation and structuring transactions and (3) our initial public offering, including the sale of shares to Robert A. Alter, the incurrence of debt under our new term loan facility and the application of the net proceeds.

The historical financial information for the period January 1, 2004 through October 25, 2004; the period October 26, 2004 through December 31, 2004; and for the year ended December 31, 2003, has been derived from the financial statements of Sunstone Hotel Investors, Inc. and our predecessor companies (the “Sunstone Predecessor Companies”), which are included elsewhere in this Form 10-K. The unaudited pro forma statements of operations data for the three months and year ended December 31, 2004 and 2003 is presented as if the transactions had occurred as of the beginning of the periods indicated.

The contribution or sale to us of hotels and interests in entities by the Sunstone Predecessor Companies in our formation and structuring transactions were accounted for at the historical cost of such assets similar to a pooling of interests as the Sunstone Predecessor Companies were all under common control.

The unaudited pro forma financial data and related notes are presented for informational purposes only and do not purport to represent what our results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast our results of operations for any future date or period.

We believe that the pro forma information is useful to better understand the ongoing operations and financial performance during the periods presented.

The unaudited pro forma financial data should be read together with our historical consolidated and combined financial statements and related notes included elsewhere in this Form 10-K and with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The pro forma adjustments are based on available information and upon assumptions that we believe are reasonable; however, we cannot assure you that actual results will not differ from the pro forma information and perhaps in material and adverse ways.

UNAUDITED SUMMARY PRO FORMA DATA

Pro Forma Three Months Ended December 31, 2004 Compared to the Pro Forma Three Months Ended December 31, 2003

The following table presents our operating results and statistics, which includes our 54 hotels, for the pro forma three months ended December 31, 2004 and 2003, including the amount and percentage change in the results between the two periods.

	Pro Forma Three Months Ended December 31,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$123,373	$113,743	$9,630	8.5%
Operating income (loss)	$5,086	$(4,211)	$9,297	NA
Loss from continuing operations	$(15,324)	$(13,077)	$(2,247)	(17.2)%
Operating Statistics
Occupancy	66.7%	64.7%	2.0%	3.1%
Average daily rate	$98.58	$94.27	$4.31	4.6%
RevPAR	$65.72	$60.99	$4.73	7.7%

Pro Forma Year Ended December 31, 2004 Compared to the Pro Forma Year Ended December 31, 2003

The following table presents our operating results and statistics, which includes our 54 hotels, for the pro forma year ended December 31, 2004 and 2003, including the amount and percentage change in the results between the two periods.

	Pro Forma Year Ended December 31,
	2004	2003	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$489,611	$452,834	$36,777	8.1%
Operating income	$47,889	$31,348	$16,541	52.8%
Loss from continuing operations	$(4,699)	$(8,970)	$4,271	47.6%
Operating Statistics
Occupancy	71.0%	68.1%	2.9%	4.3%
Average daily rate	$97.71	$95.30	$2.41	2.5%
RevPAR	$69.38	$64.92	$4.46	6.9%

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended December 31, 2004

(Unaudited)

(In thousands, except per share data)

	Predecessor									Company
	Period from October 1, 2004 through October 25, 2004	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Period from October 26, 2004 through December 31, 2004	Pro Forma
REVENUES
Room	$27,841	$(1,313	)(1a)				$26,528			$54,448	$80,976
Food and beverage	9,348	(457	)(1b)				8,891			22,452	31,343
Other operating	3,465	(134	)(1c)				3,331			7,719	11,050
Management and other fees from affiliates	37				$(37	)(3a)	—			4	4

Total revenues	40,691	(1,904)		—	(37)		38,750	—		84,623	123,373

OPERATING EXPENSES
Room	5,959	(277	)(1d)				5,682			13,352	19,034
Food and beverage	6,242	(347	)(1e)				5,895			15,394	21,289
Other hotel	11,355	(502	)(1f)				10,853	$(44	)(4a)	27,589	38,398
General and administrative	8,909	(271	)(1g)	$(8,223)	(415	)(3b)	—			—	—
General and administrative—corporate	—				568	(3b)
					152	(3c)	720			7,230	7,950
General and administrative—property operations	—			4,391			4,391			9,110	13,501
Management fee expense	—			553			553			1,317	1,870
Depreciation and amortization	5,107	(320	)(1h)				4,787			11,458	16,245
Impairment loss	—						—			—	—

Total operating expenses	37,572	(1,717)		(3,279)	305		32,881	(44)		85,450	118,287

Operating income (loss)	3,119	(187)		3,279	(342)		5,869	44		(827)	5,086
Interest and other income	43						43			154	197
Interest expense	(4,267)	423	(1i)				(3,844)	922	(4b)	(20,095)	(23,017)

Income (loss) from continuing operations before minority interest and income taxes	(1,105)	236		3,279	(342)		2,068	966		(20,768)	(17,734)
Minority interest	(2)						(2)	(294	)(4c)	2,706	2,410
Provision for income taxes	—				—		—			—	—

Income (loss) from continuing operations	$(1,107)	$236		$3,279	$(342)		$2,066	$672		$(18,062)	$(15,324)

Income (loss) per share from continuing operations:
Basic											$(0.44)

Diluted											$(0.44)

Common shares outstanding:
Basic											34,519

Diluted											34,519

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended December 31, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended December 31, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los Angeles, California,
which were not contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$785
	Embassy Suites Hotel, Los Angeles, California	528

		$1,313

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$357
	Embassy Suites Hotel, Los Angeles, California	100

		$457

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$96
	Embassy Suites Hotel, Los Angeles, California	38

		$134

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$176
	Embassy Suites Hotel, Los Angeles, California	101

		$277

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$276
	Embassy Suites Hotel, Los Angeles, California	71

		$347

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$261
	Embassy Suites Hotel, Los Angeles, California	241

		$502

1g.	Represents the elimination of general and administrative expense directly related to the operations of the following hotels, including hotel specific employee and other operating expenses but not including any corporate allocations:
	JW Marriott, Cherry Creek, Colorado	$208
	Embassy Suites Hotel, Los Angeles, California	63

		$271

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$141
	Embassy Suites Hotel, Los Angeles, California	179

		$320

1i.	Represents the elimination of interest expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$119
	Embassy Suites Hotel, Los Angeles, California	304

		$423

(2)	Represents the transfer of employee-related expenses from the corporation that managed 49 of our hotels and employed the employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
	Transfer of employee-related expenses	$4,391
	Management fee expense	553

		$4,944

(3)	Other adjustments represents:

	3a.	Elimination of management and other fees from affiliates	$37

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$415
		Additional costs	153

			$568

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$44
		Amortization of deferred stock compensation	108

			$152

(4)	The effect of the application of the net proceeds of this offering including the exercise of the over-allotment option, the
	concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.

	4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$44

	4b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$1,213
		Increase in interest expense for debt under the new term loan facility	(291)

			$922

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $188 for the full quarter.

	4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following our initial public offering.	$296
			(2)

			$294

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended December 31, 2003

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Pro Forma
REVENUES
Room	$76,213	$(1,558	)(1a)				$74,655			$74,655
Food and beverage	30,569	(291	)(1b)				30,278			30,278
Other operating	8,962	(152	)(1c)				8,810			8,810
Management and other fees from affiliates	507				$(507	)(3a)	—			—

Total revenues	116,251	(2,001)		—	(507)		113,743	—		113,743

OPERATING EXPENSES
Room	19,093	(303	)(1d)				18,790			18,790
Food and beverage	20,988	(198	)(1e)				20,790			20,790
Other hotel	38,520	(704	)(1f)				37,816	$(160	)(4a)	37,656
General and administrative	18,154	(373	)(1g)	$(16,289)	(1,492	)(3b)	—			—
General and administrative—corporate	—				2,042	(3b)
					452	(3c)	2,494			2,494
General and administrative—property operations	—			11,436			11,436			11,436
Management fee expense	—			1,993			1,993			1,993
Depreciation and amortization	13,705	(292	)(1h)				13,413			13,413
Impairment loss	11,382						11,382			11,382

Total operating expenses	121,842	(1,870)		(2,860)	1,002		118,114	(160)		117,954

Operating income (loss)	(5,591)	(131)		2,860	(1,509)		(4,371)	160		(4,211)
Interest and other income	251						251			251
Interest expense	(13,011)	226	(1i)				(12,785)	2,266	(4b)	(10,519)

Income (loss) from continuing operations before minority interest and income taxes	(18,351)	95		2,860	(1,509)		(16,905)	2,426		(14,479)
Minority interest	(1)						(1)	1,403	(4c)	1,402
Provision for income taxes	3,313				(3,313	)(3d)	—			—

Income (loss) from continuing operations	$(15,039)	$95		$2,860	$(4,822)		$(16,906)	$3,829		$(13,077)

Income (loss) per share from continuing operations:
Basic										$(0.38)

Diluted										$(0.38)

Common shares outstanding:
Basic										34,519

Diluted										34,519

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended December 31, 2003

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended December 31, 2003

(1)	Represents the elimination of the Embassy Suites Hotel, Los Angeles, California, which was not contributed to us by the
Sunstone Predecessor Companies. The other hotels sold in 2003 are included in discontinued operations and, therefore, are not
	included in this column.

	1a.	Room revenue	$1,558

	1b.	Food and beverage revenue	$291

	1c.	Other operating revenue	$152

	1d.	Room expense	$303

	1e.	Food and beverage expense	$198

	1f.	Other hotel expenses	$704

	1g.	General and administrative expense (includes $188 for JW Marriott, Cherry Creek, Colorado which was also not contributed)	$373

	1h.	Depreciation and amortization expense	$292

	1i.	Interest expense	$226

(2)	Represents the transfer of employee-related expenses from the corporation that managed 49 of our hotels and employed the
	employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$11,436
		Management fee expense	1,993

			$13,429

(3)	Other adjustments represents:

	3a.	Elimination of management and other fees from affiliates	$507

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$1,492
		Additional costs	550

			$2,042

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$130
		Amortization of deferred stock compensation	322

			$452

	3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$3,313

(4)	The effect of the application of the net proceeds of this offering including the exercise of the over-allotment option, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility as described under “Use
	of Proceeds.”

	4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$160

	4b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$3,314
		Increase in interest expense for debt under the new term loan facility	(1,048)

			$2,266

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $188.
	4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following our initial public offering.	$(1,402)
			(1)

			$(1,403)

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Year Ended December 31, 2004

(Unaudited)

(In thousands, except per share data)

	Predecessor									Company
	Period from January 1, 2004 through October 25, 2004	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Period from October 26, 2004 through December 31, 2004	Pro Forma
REVENUES
Room	$289,593	$(9,167	)(1a)				$280,426			$54,448	$334,874
Food and beverage	91,410	(2,417	)(1b)				88,993			22,452	111,445
Other operating	36,350	(781	)(1c)				35,569			7,719	43,288
Management and other fees from affiliates	688				$(688	)(3a)	—			4	4

Total revenues	418,041	(12,365)		—	(688)		404,988	—		84,623	489,611

OPERATING EXPENSES
Room	63,818	(1,918	)(1d)				61,900			13,352	75,252
Food and beverage	63,818	(1,981	)(1e)				61,837			15,394	77,231
Other hotel	129,103	(4,124	)(1f)				124,979	$(516	)(4a)	27,589	152,052
General and administrative	59,304	(1,984	)(1g)	$(52,428)	(4,892	)(3b)	—			—	—
General and administrative—corporate	—				6,695	(3b)
					1,525	(3c)	8,220			7,230	15,450
General and administrative—property operations	—			39,473			39,473			9,110	48,583
Management fee expense	—			6,670			6,670			1,317	7,987
Depreciation and amortization	48,121	(1,851	)(1h)				46,270			11,458	57,728
Impairment loss	7,439						7,439			—	7,439

Total operating expenses	371,603	(11,858)		(6,285)	3,328		356,788	(516)		85,450	441,722

Operating income (loss)	46,438	(507)		6,285	(4,016)		48,200	516		(827)	47,889
Interest and other income	561						561			154	715
Interest expense	(44,493)	1,701	(1i)				(42,792)	8,313	(4b)	(20,095)	(54,574)

Income (loss) from continuing operations before minority interest and income taxes	2,506	1,194		6,285	(4,016)		5,969	8,829		(20,768)	(5,970)
Minority interest	125						125	(1,560	)(4c)	2,706	1,271
Provision for income taxes	(280)				280	(3d)	—			—	—

Income (loss) from continuing operations	$2,351	$1,194		$6,285	$(3,736)		$6,094	$7,269		$(18,062)	$(4,699)

Income (loss) per share from continuing operations:
Basic											$(0.14)

Diluted											$(0.14)

Common shares outstanding:
Basic											34,519

Diluted											34,519

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Year Ended December 31, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Year Ended December 31, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los Angeles, California,
which were not contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$3,176
	Embassy Suites Hotel, Los Angeles, California	5,991

		$9,167

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,459
	Embassy Suites Hotel, Los Angeles, California	958

		$2,417

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$332
	Embassy Suites Hotel, Los Angeles, California	449

		$781

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$787
	Embassy Suites Hotel, Los Angeles, California	1,131

		$1,918

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,281
	Embassy Suites Hotel, Los Angeles, California	700

		$1,981

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$1,425
	Embassy Suites Hotel, Los Angeles, California	2,699

		$4,124

1g.	Represents the elimination of general and administrative expense directly related to the operations of the following hotels, including hotel specific employee and other operating expenses but not including any corporate allocations:
	JW Marriott, Cherry Creek, Colorado	$1,345
	Embassy Suites Hotel, Los Angeles, California	639

		$1,984

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$704
	Embassy Suites Hotel, Los Angeles, California	1,147

		$1,851

1i.	Represents the elimination of interest expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$691
	Embassy Suites Hotel, Los Angeles, California	1,010

		$1,701

(2)	Represents the transfer of employee-related expenses from the corporation that managed 49 of our hotels and employed the employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
	Transfer of employee-related expenses	$39,473
	Management fee expense	6,670

		$46,143

(3)	Other adjustments represents:

	3a.	Elimination of management and other fees from affiliates	$688

	3b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$4,892
		Additional costs	1,803

			$6,695

	3c.	Reflects the grants of restricted stock unit award:
		Compensation expense	$436
		Amortization of deferred stock compensation	1,089

			$1,525

	3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$(280)

(4)	The effect of the application of the net proceeds of this offering including the exercise of the over-allotment option, the
	concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.

	4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$516

	4b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$11,749
		Increase in interest expense for debt under the new term loan facility	(3,436)

			$8,313

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the annual interest expense would increase by approximately $750.

	4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following our initial public offering.	$1,435
			125

			$1,560

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Year Ended December 31, 2003

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Acquisitions(1)		Hotel Eliminations(2)		Management Company(3)	Other Adjustments(4)		Subtotal	Offering(5)		Pro Forma
REVENUES

Room	$313,420	$2,840	(1a)	$(6,134	)(2a)				$310,126			$310,126

Food and beverage	106,915	326	(1b)	(996	)(2b)				106,245			106,245

Other operating	36,895	84	(1c)	(516	)(2c)				36,463			36,463
Management and other fees from affiliates	705						$(705	)(4a)	—			—

Total revenues	457,935	3,250		(7,646)		—	(705)		452,834	—		452,834

OPERATING EXPENSES

Room	73,911	612	(1d)	(1,291	)(2d)				73,232			73,232

Food and beverage	76,465	222	(1e)	(799	)(2e)				75,888			75,888

Other hotel	147,927	1,149	(1f)	(3,094	)(2f)				145,982	(632	)(5a)	145,350

General and administrative	64,001	473	(1g)	(889	)(2g)	$(57,616)	(5,969	)(4b)	—			—
General and administrative—corporate	—						8,169	(4b)
							1,825	(4c)	9,994			9,994
General and administrative—property operations	—					45,744			45,744			45,744

Management fee expense	—					7,643			7,643			7,643
Depreciation and amortization	53,137	275	(1h)	(1,159	)(2h)				52,253			52,253
Impairment loss	11,382								11,382			11,382

Total operating expenses	426,823	2,731		(7,232)		(4,229)	4,025		422,118	(632)		421,486

Operating income (loss)	31,112	519		(414)		4,229	(4,730)		30,716	632		31,348

Interest and other income	796								796			796

Interest expense	(54,965)	(410	)(1i)	1,134	(2i)				(54,241)	12,165	(5b)	(42,076)

Income (loss) from continuing operations before minority interest and income taxes	(23,057)	109		720		4,229	(4,730)		(22,729)	12,797		(9,932)

Minority interest	(17)								(17)	979	(5c)	962

Income tax benefit	2,878						(2,878	)(4d)	—			—

Income (loss) from continuing operations	$(20,196)	$109		$720		$4,229	$(7,608)		$(22,746)	$13,776		$(8,970)

Income (loss) per share from continuing operations:
Basic												$(0.26)

Diluted												$(0.26)

Common shares outstanding:
Basic												34,519

Diluted												34,519

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Year Ended December 31, 2003

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Year Ended December 31, 2003

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

			$410

(2)	Represents the elimination of the Embassy Suites Hotel, Los Angeles, California, which was not contributed to us by the
Sunstone Predecessor Companies. The other hotels sold in 2003 are included in discontinued operations and, therefore, are not
	included in this column.

	2a.	Room revenue	$6,134

	2b.	Food and beverage revenue	$996

	2c.	Other operating revenue	$516

	2d.	Room expense	$1,291

	2e.	Food and beverage expense	$799

	2f.	Other hotel expenses	$3,094

	2g.	General and administrative expense (includes $188 for JW Marriott, Cherry Creek, Colorado which was also not contributed)	$889

	2h.	Depreciation and amortization expense	$1,159

	2i.	Interest expense	$1,134

(3)	Represents the transfer of employee-related expenses from the corporation that managed 49 of our hotels and employed the
	employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:
		Transfer of employee-related expenses	$45,744
		Management fee expense	7,643

			$53,387

(4)	Other adjustments represents:

	4a.	Elimination of management and other fees from affiliates	$705

	4b.	Estimated continuing and additional costs of being a public company:
		Continuing costs	$5,969
		Additional costs	2,200

			$8,169

	4c.	Reflects the grants of restricted stock unit awards:
		Compensation expense	$523
		Amortization of deferred stock compensation	1,302

			$1,825

	4d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a proforma basis. Accordingly, the historical income tax benefit has been eliminated.	$2,878

(5)	The effect of the application of the net proceeds of this offering including the exercise of the over-allotment option, the
	concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility.

	5a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$632

	5b.	Reflects the change in interest expense for the following items:
		Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$16,358
		Increase in interest expense for debt under the term loan facility	(4,193)

			$12,165

		If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $760.

	5c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the our initial public offering.	$(962)
			(17)

			$(979)

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, contributions by the Sunstone Predecessor Companies and our initial public offering. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Sunstone Predecessor Companies and repayment of notes payable.

Operating activities. Net cash provided by operating activities was $41.6 million for 2004 compared to $60.0 million for 2003. This decrease was primarily caused by the one-time costs associated with the initial public offering. Net cash provided by operating activities increased $33.3 million from $26.7 million in 2002 primarily as a result of the additional hotels acquired in December 2002.

Investing activities. Our cash provided by or used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $45.8 million in 2004 compared to $18.4 million provided in 2003. Net cash provided by investing activities was $18.4 million for 2003 compared to $541.4 million cash used in investing activities for 2002. The change to net cash provided by investing activities in 2003 from net cash used in investing activities in 2002 resulted from the acquisition of fewer hotels and the sale of more hotels in 2003 than in 2002. These and other significant investing activities during the periods discussed are summarized below.

•	In 2004, we developed and acquired two hotels (an aggregate of 276 rooms) for $49.6 million and sold seven hotels (an aggregate of 1,603 rooms) for net proceeds of $58.4 million. We invested $54.5 million in our hotels, including the major redevelopment and renovation of our hotels.

•	In 2003, we acquired two hotels (an aggregate of 475 rooms) for $41.9 million and sold seven hotels (an aggregate of 1,249 rooms) for net proceeds of $119.3 million. In addition, we invested $59.0 million in our hotels, including the major redevelopment and renovation of our hotels.

•	In 2002, we acquired 15 hotels (an aggregate of 4,980 rooms) for $526.5 million and sold one hotel (an aggregate of 129 rooms) for net proceeds of $6.2 million. In addition, we invested $21.2 million in our hotels, including the major redevelopment and renovation of our hotels.

Financing activities. Net cash used in financing activities was $15.8 million in 2004, which consisted primarily of $9.4 million of distributions to the Sunstone Predecessor Companies, $246.5 million to purchase membership units from the Predecessors’ members and minority interest, $620.2 million principal payments on notes payable, $6.5 million payment of loan financing costs, partly offset by the proceeds from notes payable of $457.3 million, contributions from the Sunstone Predecessor Companies of $25.3 million and our initial public offering, including the exercise of the over-allotment option of $384.1 million, net of related costs. Net cash used in financing activities was $80.5 million in 2003, which consisted primarily of $72.0 million of distributions to the Sunstone Predecessor Companies, $508.7 million principal payments on notes payable, $9.1 million payment of loan financing costs, partly offset by the proceeds from notes payable of $483.9 million and contributions from the Sunstone Predecessor Companies of $26.0 million, compared to net cash provided by financing activities of $530.7 million for 2002, which consisted primarily of equity invested by one of the Sunstone Predecessor Companies of $135.1 million along with borrowings of $471.4 million, primarily to complete the acquisition of the Recent Acquisition Hotels, partly offset by $44.4 million principal payments of notes payable, $6.5 million payment of loan financing costs, $1.2 million payment on interest rate caps and $23.6 million of distributions to the Sunstone Predecessor Companies.

Contributions. We received contributions from the Sunstone Predecessor Companies of $135.1 million in 2002, $26.0 million in 2003 and $25.3 million in 2004. These contributions were used to fund the equity portion of our acquisitions.

Cash distributions. We made cash distributions to the Sunstone Predecessor Companies of $23.6 million in 2002, $72.0 million in 2003 and $9.4 million in 2004.

Initial Public Offering. On October 26 and November 23, 2004, we completed our initial public offering and related transactions and used the proceeds as follows (dollars in millions):

Sources:
Proceeds from the initial public offering	$412.5
Proceeds from the sale of shares to Robert A. Alter	3.3
Proceeds from term loan facility	75.0
Draw on line of credit	10.0
Cash on hand	11.9

$512.7

Uses:
Repayment of notes payable	$210.1
Acquisition of membership units in Sunstone Hotel Partnership held by the Contributing Entities	246.5
Underwriting fees	24.7
Franchise transfer costs	1.3
Debt prepayment penalties	6.8
Other costs associated with the initial public offering	10.9
Costs associated with new debt facilities	6.1
Purchase of ground lessor’s interest in ground lease relating to the Embassy Suites Hotel, Chicago, Illinois	6.3

$512.7

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses and distributions to holders of our common stock and membership units of our operating partnership. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we have a $150.0 million senior secured revolving credit facility and a $75.0 million subordinate term loan facility.

We used a portion of the net proceeds of our initial public offering to retire or pay down a portion of our indebtedness, which we expect will result in savings on interest expense and increased cash flow in future periods.

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our operating expenses and other expenses directly associated with our business and properties. We have interest rate cap agreements covering all of our total variable rate debt, which accounts for 51.6% of our total outstanding indebtedness. We believe this debt capital structure is appropriate for the operating characteristics of our business and provides for significant prepayment and refinancing flexibility.

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

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2004:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$712,461	$45,009	$273,155	$90,657	$303,640
Operating lease obligations	179,917	2,923	5,190	5,190	166,614
Construction commitments	7,770	7,770	—	—	—
Franchise obligations	5,400	300	600	600	3,900
Employment obligations	5,062	1,275	2,458	1,329	—

Total	$910,610	$57,277	$281,403	$97,776	$474,154

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for the twelve months following December 31, 2004 are expected to be approximately $32 million to $40 million. This renovation budget includes our $7.8 million of contractual construction commitments and discretionary amounts in excess of our contractual requirements. All of these amounts are expected to be funded out of our cash and reserve accounts. Our capital expenditures could increase if we acquire, renovate or develop additional hotels in the future. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. For example, in the case of the Residence Inn by Marriott, Rochester, Minnesota, opened in June 2004, the loan agreement requires an increase in the reserve percentage from 0.0% to 4.0% of the gross revenue between the first operating year and the beginning of the third operating year, respectively. As of December 31, 2004, $7.8 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. The fair value of our interest rate caps was approximately $4,000 at December 31, 2004. As of December 31, 2004, our interest rate caps consisted of the following:

As of December 31, 2004 Notional Amount	LIBOR Rate at which Exposure is Capped		Interest Rate Cap Maturity
(in millions)
$359.5	5.90%		9/1/2005
224.5	6.75	%(1)	1/3/2006
54.5	6.50%		1/3/2006
60.0	4.50%		10/11/2005
18.2	4.50%		10/11/2005
14.5	2.65%		1/15/2005
38.0	6.30%		11/11/2005
6.3	4.50%		5/22/2006

$775.5

(1)	Reflects the weighted average of seven notional amounts and LIBOR cap agreements.

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the year ended December 31, 2004 our mark to market adjustments of these contracts resulted in a net loss of $545,000.

Off-Balance Sheet Arrangements

At December 31, 2004, we did not have any off-balance sheet arrangements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2003	$104,309	$115,306	$122,069	$116,251
2004	116,365	126,187	134,798	125,314

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

•	Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•	Derivative instruments and hedging activities. Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated and combined statements of operations or as a component of equity on the consolidated and combined balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity. None of our derivatives held during the periods presented qualified for effective hedge accounting treatment.

•	Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in Due to Management Company, accrued payroll and employee benefits and other liabilities in our consolidated and combined balance sheets, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

New Accounting Standards and Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires all share-based payments to employees, including grants of common stock, to be recognized in the financial statements based on their fair values. We have adopted the provisions of SFAS 123(R).

In May 2003, the FASB issued Statement of Financial Accounting Standards SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards as to how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. The provisions of SFAS No. 150 generally are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 did not have a material effect on our combined results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 149 are effective for contracts entered into after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our combined results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN 46”). This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 was effectively replaced in December 2003 by FIN 46(R). While retaining a majority of the provisions and concepts of FIN 46, FIN 46(R) provides additional scope exceptions and clarifies the description of variable interests. Public companies are required to apply either FIN 46 or FIN 46(R) to any interests in special purpose entities as of the first interim or annual period ending after December 15, 2003 and the decision to apply FIN 46 or FIN 46(R) may be made by special purpose entities. As of December 31, 2004, we did not have any variable interest entities.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. SFAS No. 148 does not impact our current compensation plan or program.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2004, we have not provided any guarantees that would require recognition as liabilities under this interpretation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2004, our total outstanding debt was approximately $712.5 million, of which approximately $367.3 million, or 51.6%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.7 million annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $3.7 million annually.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be accurately disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth under the caption “Election of Directors” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth under the caption “Compensation of Executive Officers” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2004:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s shareholders:
- 2004 Long-term Incentive Plan	292,047	NA	1,740,006

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption “Certain Transactions” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Independent Public Accountant” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.1	Structuring and Contribution Agreement, dated as of July 2, 2004, by and among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Sunstone Hotel Investors, L.L.C., Sunstone/WB Hotel Investors IV, LLC, WB Hotel Investors, LLC, Sunstone/WB Manhattan Beach, LLC and Alter SHP LLC (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.4.1	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent.

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.8	Form of Registration Rights Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.9	Form of 2004 Long-term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.11	Form of Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	Revolving Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.12.1 of Form 10-Q, filed on December 2, 2004).

10.12.2	Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.12.2 of Form 10-Q, filed on December 2, 2004).

10.13	Form of Investors Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.15	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.16	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.17	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

14.1	Code of Business Conduct and Ethics.

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 22, 2005	/s/ Robert A. Alter
Robert A. Alter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lewis N. Wolff	Chairman	February 22, 2005
Lewis N. Wolff

/s/ Robert A. Alter	Chief Executive Officer and Director (Principal executive officer)	February 22, 2005
Robert A. Alter

/s/ Jon D. Kline	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 22, 2005
Jon D. Kline

/s/ Z. Jamie Behar	Director	February 22, 2005
Z. Jamie Behar

/s/ Barbara S. Brown	Director	February 22, 2005
Barbara S. Brown

/s/ Anthony W. Dona	Director	February 22, 2005
Anthony W. Dona

	Director	February , 2005
Paul D. Kazilionis

/s/ Jonathon H. Paul	Director	February 22, 2005
Jonathon H. Paul

/s/ Keith P. Russell	Director	February 22, 2005
Keith P. Russell

/s/ David M. Siegel	Director	February 22, 2005
David M. Siegel

INDEX TO FINANCIAL STATEMENTS

Page
Sunstone Hotel Investors, Inc. and the Sunstone Predecessor Companies:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated and Combined Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statement of Operations for the Period October 26, 2004 through December 31, 2004, and Combined Statements of Operations for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002

F-4

Consolidated Statement of Changes of Stockholders’ Equity for the Period October 26, 2004 through December 31, 2004, and Combined Statements of Changes of Members’ Equity for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002

F-5

Consolidated Statement of Cash Flows for the Period October 26, 2004 through December 31, 2004, and Combined Statements of Cash Flows for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002

F-6

Notes to Consolidated and Combined Financial Statements	F-7

Schedule III—Real Estate and Accumulated Depreciation	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2004, and the combined balance sheet of the Sunstone Predecessor Companies, as defined in Note 1, as of December 31, 2003, and the related consolidated statements of operations and stockholders’ equity of Sunstone Hotel Investors, Inc. and subsidiaries for the period from October 26, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations and changes in members’ equity of the Sunstone Predecessor Companies for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, the related consolidated statement of cash flows of Sunstone Hotel Investors, Inc. and subsidiaries for the period from October 26, 2004 (commencement of operations) through December 31, 2004, and the Sunstone Predecessor Companies for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These consolidated and combined financial statements and schedule are the responsibility of Sunstone Hotel Investors, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries and the combined financial position of the Sunstone Predecessor Companies as of December 31, 2004 and December 31, 2003, respectively, the consolidated results of operations of Sunstone Hotel Investors, Inc. and subsidiaries for the period from October 26, 2004 (commencement of operations) through December 31, 2004, the combined results of operations of the Sunstone Predecessor Companies for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, the consolidated cash flows of Sunstone Hotel Investors, Inc. and subsidiaries for the period from October 26, 2004 (commencement of operations) through December 31, 2004, and the Predecessor Companies for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California

February 4, 2005

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands)

	The Company	The Predecessor
	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,966	$20,229
Restricted cash	28,910	37,611
Accounts receivable, net	28,273	19,040
Due from related parties	147	451
Inventories	2,522	2,690
Prepaid expenses	2,297	2,624

Total current assets	68,115	82,645
Investment in hotel properties, net	1,127,272	1,227,537
Other real estate, net	7,519	7,767
Deferred financing costs, net	7,634	11,921
Interest rate cap agreements	4	540
Goodwill	28,493	28,493
Other assets, net	14,708	6,039

Total assets	$1,253,745	$1,364,942

LIABILITIES AND STOCKHOLDERS’ EQUITY AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,021	$28,943
Accrued payroll and employee benefits	5,814	13,263
Due to Management Company	15,401	—
Dividends payable	9,962	—
Distributions payable	1,054	—
Other current liabilities	18,902	25,313
Current portion of notes payable	45,009	25,804

Total current liabilities	121,163	93,323
Notes payable, less current portion	667,452	891,848
Deferred income taxes	—	43,612
Accrued pension liability	—	1,638
Other liabilities	2,968	3,572

Total liabilities	791,583	1,033,993
Commitments and contingencies (Note 13)
Minority interest	44,830	604
Stockholders’ equity and members’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 34,518,616 shares issued and outstanding	345	—
Additional paid in capital	452,124	—
Unearned and accrued stock compensation	(7,278)	—
Accumulated deficit	(17,897)	—
Cumulative dividends	(9,962)
Accumulated other comprehensive loss	—	(1,742)
Members’ equity	—	332,087

Total stockholders’ equity and members’ equity	417,332	330,345

Total liabilities and members’ equity	$1,253,745	$1,364,942

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	The Company	The Predecessor
	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
REVENUES
Room	$54,448	$289,593	$313,420	$189,412
Food and beverage	22,452	91,410	106,915	47,425
Other operating	7,719	36,350	36,895	21,630
Management and other fees from affiliates	4	688	705	194

Total revenues	84,623	418,041	457,935	258,661

OPERATING EXPENSES
Room	13,352	63,818	73,911	42,774
Food and beverage	15,394	63,818	76,465	34,750
Other operating	5,154	24,420	25,516	14,467
Advertising and promotion	5,605	25,187	29,223	15,364
Repairs and maintenance	4,056	17,772	21,017	10,895
Utilities	3,863	17,556	19,369	11,295
Franchise costs	4,094	22,057	23,783	14,769
Property tax, ground lease, and insurance	4,817	22,111	29,019	12,976
General and administrative	17,657	59,304	64,001	38,887
Depreciation and amortization	11,458	48,121	53,137	33,896
Impairment loss	—	7,439	11,382	6,577

Total operating expenses	85,450	371,603	426,823	236,650

Operating income (loss)	(827)	46,438	31,112	22,011
Interest and other income	154	561	796	2,080
Interest expense	(20,095)	(44,493)	(54,965)	(28,927)

Income (loss) before minority interest, income taxes and discontinued operations	(20,768)	2,506	(23,057)	(4,836)
Minority interest	2,706	125	(17)	—
Income tax benefit (provision)	—	(280)	2,878	4,715

Income (loss) from continuing operations before discontinued operations	(18,062)	2,351	(20,196)	(121)
Income (loss) from discontinued operations	165	(20,554)	(2,070)	(10,265)

NET LOSS	$(17,897)	$(18,203)	$(22,266)	$(10,386)

Basic/diluted per share amounts:
Loss from continuing operations before discontinued operations	$(0.54)
Income (loss) from discontinued operations	—

Net loss per common share	$(0.54)

Weighted average common shares outstanding:
Basic	33,196

Diluted	33,488

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Unearned and Accrued Stock Compensation	Accumulated Deficit	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
The Predecessor
Balance at December 31, 2001							$(967)	$299,752	$298,785
Contributions								135,071	135,071
Distributions								(23,579)	(23,579)
Net loss								(10,386)	(10,386)
Minimum pension liability adjustment							(1,149)		(1,149)

Comprehensive loss									(11,535)

Balance at December 31, 2002							(2,116)	400,858	398,742
Contributions								25,971	25,971
Distributions								(72,006)	(72,006)
Transfer of members’ interest to minority interest								(470)	(470)
Net loss								(22,266)	(22,266)
Minimum pension liability adjustment							374		374

Comprehensive loss									(21,892)

Balance at December 31, 2003							(1,742)	332,087	330,345
Contributions								25,322	25,322
Distributions								(9,350)	(9,350)
Net loss								(18,203)	(18,203)
Minimum pension liability adjustment							—		—

Comprehensive loss									(18,203)

Balance at October 25, 2004							(1,742)	329,856	328,114
The Company
Adjustments for formation and structuring transactions (Note 10)								26,646	26,646
Reclassify Predecessor members’ equity	9,990,932		$354,760				1,742	(356,502)	—
Net proceeds from sale of common stock	24,459,737	$344	383,733						384,077
Record the acquisition of membership units in the Sunstone Hotel Operating Partnership from the Predecessor’s members			(195,921)						(195,921)
Record minority interests for Predecessor members’ continuing interests			(99,167)						(99,167)
Issuance of unvested restricted common stock			9,371	$(9,371)					—
Vesting of restricted common stock	67,947	1	(652)	2,093					1,442
Dividends declared and payable						$(9,962)			(9,962)
Net loss					$(17,897)				(17,897)

Balance at December 31, 2004	34,518,616	$345	$452,124	$(7,278)	$(17,897)	$(9,962)	$—	$—	$417,332

See accompanying notes to consolidated and combined financial statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company	The Predecessor
	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,897)	$(18,203)	$(22,266)	$(10,386)

Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense (recovery)	605	1,351	605	(201)
Minority interest	(2,706)	(125)	17	—
(Gain) loss on sale of hotel properties	(592)	1,251	(14,757)	43
Depreciation	9,773	49,560	60,081	39,621
Amortization of deferred franchise fees	1,685	304	407	324
Amortization of deferred financing costs	5,818	4,328	7,797	5,381
Amortization of deferred stock compensation	1,442	—	—	—
Impairment loss—investment in hotel properties and discontinued operations	—	24,393	26,297	7,054
Impairment loss—goodwill	—	—	2,076	9,393
(Gain) loss on derivatives	1	544	1,423	(4,976)
Deferred income taxes	—	(2,617)	(3,241)	(5,131)

Changes in operating assets and liabilities:
Restricted cash	(1,883)	4,437	(7,411)	(18,303)
Accounts receivable	1,755	(13,528)	(5,013)	(6,861)
Due from affiliates	178	(144)	(404)	(47)
Inventories	31	(44)	251	(777)
Prepaid expenses and other assets	(1,105)	(7,070)	(1,060)	(1,091)
Accounts payable and other liabilities	4,740	(5,062)	13,701	11,214
Accrued payroll and employee benefits	739	41	1,661	1,766
Due to Management Company	36	—	—	—
Accrued pension liability	—	(445)	(130)	(303)

Net cash provided by operating activities	2,620	38,971	60,034	26,720

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	20,772	37,584	119,259	6,246
Acquisitions of hotel properties	—	(38,820)	(41,925)	(526,504)
Additions to hotel properties and other real estate	(15,273)	(50,032)	(58,963)	(21,180)

Net cash provided by (used in) investing activities	5,499	(51,268)	18,371	(541,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	362,011	—	—	—
Payment of offering costs	(28,511)	—	—	—
Acquisition of membership units from the Predecessor’s members	(195,921)	—	—	—
Proceeds from notes payable	396,364	60,983	483,883	471,378
Payments on notes payable	(545,979)	(74,259)	(508,654)	(44,362)
Net proceeds from the exercise of the over-allotment option	50,577	—	—	—
Purchase of minority interest	(50,577)	—	—	—
Payments of deferred financing costs	(6,141)	(345)	(9,081)	(6,544)
Proceeds from sale of interest rate cap agreements	—	—	—	—
Acquisition of interest rate cap agreements	—	(53)	(708)	(1,249)
Contributions from members	—	25,322	25,971	135,071
Distributions to members	—	(9,350)	(72,006)	(23,579)
Contributions from minority interest holders	—	105	164	—
Distributions to minority interest holders	—	(40)	(47)	—

Net cash (used in) provided by financing activities	(18,177)	2,363	(80,478)	530,715

Net (decrease) increase in cash and cash equivalents	(10,058)	(9,934)	(2,073)	15,997
Cash and cash equivalents, beginning of year	16,024	20,229	22,302	6,305

Cash and cash equivalents, end of year	$5,966	$10,295	$20,229	$22,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,960	$41,165	$51,713	$34,944

Income taxes paid	$—	$1,301	$1,008	$468

NONCASH FINANCING ACTIVITY
Transfer of member’s interest to minority interest	$—	$—	$470	$—

Dividends and distributions payable	$11,016	$—	$—	$—

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”), through its 90.3% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in owning, acquiring, selling, and renovating hotel properties in the United States. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

The Company was formed to succeed the businesses of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”), and Sunstone/WB Hotel Investors IV, LLC (“WB IV”) (collectively, the “Sunstone Predecessor Companies” or the “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The Company was incorporated in Maryland on June 28, 2004, in anticipation of an initial public offering of common stock (the “IPO”), which was consummated on October 26, 2004 concurrently with the consummation of various formation transactions. These transactions were designed to (i) enable the Company to raise the necessary capital to acquire properties from the Predecessor and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisitions, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to real estate investment trusts, (iv) facilitate potential financings and (v) preserve certain tax advantages for the Predecessor. From June 28, 2004 through October 26, 2004, the Company did not have any operations.

The Predecessor transferred its property and operating interests in the Sunstone Predecessor Companies in exchange for limited partnership interests in the Operating Partnership and common stock of the Company.

The transfer of the properties and operating interests of Sunstone Predecessor Companies for ownership interests in the Operating Partnership and common stock of the Company was accounted for at the historical cost of the Predecessor similar to a pooling of interests as the Sunstone Predecessor Companies were all under common control.

On October 26, 2004, the Company commenced operations after completing the IPO, which consisted of the sale of 21,294,737 shares of common stock at a price per share of $17.00, generating gross proceeds of approximately $362.0 million. The proceeds to the Company, net of underwriters’ discount and offering costs, were approximately $333.5 million. Concurrent with the IPO, the Company received gross proceeds of $75.0 million from a new unsecured term loan facility and $10.0 million from a draw on a new $150.0 million revolving credit facility. The Company also entered into a new mortgage loan with one of its existing lenders and repaid the existing indebtedness. The costs associated with the unsecured term loan facility, revolving credit facility and the new mortgage loan totaled $6.1 million. The proceeds from the IPO and the unsecured term loan facility were used to acquire limited partnership interests in the Operating Partnership held by the Predecessors’ members as a result of the IPO for $195.9 million, repay secured notes payable of $210.1 million, and purchase a ground lessor’s interest in a ground lease under one of the properties that was purchased for $6.3 million.

On November 23, 2004, as a result of the exercise of the underwriters’ over-allotment option, the Company sold an additional 3,165,000 shares of common stock resulting in gross proceeds of $53.8 million which it used to purchase an additional 3,165,000 limited partnership interests in the Operating Partnership from the Predecessor.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2004 and for the period October 26, 2004 through December 31, 2004, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements as of December 31, 2003 and for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 include the accounts of SHI, WB, and WB IV. The accompanying combined financial statements for the year ended December 31, 2002 include the accounts of SHI and WB for the full year and the accounts of WB IV from December 17, 2002 to December 31, 2002. Significant intercompany accounts and transactions have been eliminated for all periods presented. Minority interest at December 31, 2004, represents the outside equity interests of the Operating Partnership. Minority interest at December 31, 2003, represents the outside equity interest of non-controlling owners in certain of the Predecessor’s non-wholly owned consolidated subsidiaries. Certain amounts included in the combined financial statements for prior years have been reclassified to conform with the most recent financial statement presentation.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates in the near term.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2004 and 2003, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, and ground leases, property taxes and insurance impounds. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2004 and 2003 includes an allowance for doubtful accounts of $2.2 million and $784,000, respectively. At December 31, 2004, the Company had approximately $12.3 million in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $1.3 million.

Inventories

Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Investments In Hotel Properties, Other Real Estate and Franchise Fees

Hotel properties and other real estate assets are recorded at cost, less accumulated depreciation. During periods of construction or major renovation, direct construction costs and carrying costs such as interest, property taxes and insurance are capitalized to the real estate project while under development until the project is ready for its intended use. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment.

Initial franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from three to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

Effective January 1, 2002, the Predecessor adopted the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair values.

As a result of a depressed state in certain markets of the hotel industry, during 2004 and 2003, the Predecessor determined that the carrying values of certain hotels were no longer recoverable based on estimated future undiscounted cash flows to be generated from these hotels. As a result, the Predecessor recognized an impairment loss, exclusive of impairment of discontinued operations (Note 4) and goodwill, of $7.4 million for the period January 1, 2004 through October 25, 2004, and $9.3 million for the year ended December 31, 2003, based on the difference between the carrying values and the fair values of the hotels as determined by the Predecessor based on supporting factors such as net operating cash flows, terminal capitalization rates and replacement costs. These hotels continue to be held for use by the Company and, accordingly, the hotel impairment loss is included in continuing operations for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003. There were no additional impairment charges for the period October 26, 2004 through December 31, 2004. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2004.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing. The realization of the Company’s investment in hotel properties and other real estate is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

Deferred Financing Costs

Deferred financing costs consist of loan fees and other financing costs related to the Company’s secured notes payable, unsecured term loan facility and revolving credit facility and are amortized to interest expense over the terms of the related debt.

Whenever the underlying debt is paid off, any related unamortized deferred financing cost is charged to interest expense. During 2004, 2003, and 2002, approximately $6.5 million, $9.1 million, and $6.5 million, respectively, was incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Interest expense related to the amortization of deferred financing costs was $5.8 million of which $5.1 million was related to one-time costs associated with the initial public offering for the period October 26, 2004 through December 31, 2004, $4.3 million for the period January 1, 2004 through October 25, 2004, and $7.8 million and $5.4 million, for the years ended December 31, 2003 and 2002, respectively.

Goodwill

Effective January 1, 2002, the Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. As a result of the depressed state in certain markets of the hotel industry, the Predecessor determined that the carrying values of some of the reporting units were no longer recoverable based on the estimated future cash flows to be generated by these reporting units. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs.

The Predecessor’s review at December 31, 2003 and 2002 indicated that the remaining allocated goodwill for certain hotel properties was impaired resulting in a $2.1 million and $9.4 million of goodwill impairment loss recorded for the years ended December 31, 2003 and 2002, respectively. Based on the Company’s review at December 31, 2004, management believes that there were no other impairments on its goodwill.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to five years. The cost basis of property and equipment amounted to $5.7 million and $5.4 million at December 31, 2004 and 2003, respectively. Accumulated depreciation amounted to $3.7 million and $3.0 million at December 31, 2004 and 2003, respectively. Property and equipment net of related accumulated depreciation is included in other assets.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Derivatives that are not hedges must be adjusted to fair value through income. Gains and losses on sale of derivative instruments are also reported in the statements of operations.

Fair Value of Financial Instruments

As of December 31, 2004 and 2003, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. A significant portion of debt has interest rates that fluctuate based on published market rates. The Company’s fixed-rate mortgage debt is at commensurate terms with similar debt instruments based on risk, collateral, and other characteristics. Management believes the carrying value of the mortgage and other debt is a reasonable estimation of its fair value as of December 31, 2004 and 2003. Interest rate cap agreements have been recorded at their estimated fair values.

Revenue Recognition

Room revenue and food and beverage revenue are recognized as earned, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Additionally, some of the Company’s hotel rooms are booked through an independent Internet travel intermediary. Revenue for these rooms is booked at the price the Company sold the room to the independent Internet travel intermediary less any discount or commission paid.

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, golf operations, retail sales, fitness services, internet access, telephone, sublease revenues relating to the restaurants and retail shops, and management fees from third-party management agreements. In addition, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided. The Company also has an online purchasing platform (“Buy Efficient, L.L.C.”) that offers volume discounts to third parties. Revenues generated by Buy Efficient, L.L.C. include transactions fees, development fees, hardware sales and rebate sales. The Company charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized as incurred.

Management and other fees from affiliates consist of management fees, acquisition fees, and disposition fees earned from services provided to affiliates of the Predecessor. Management fees and accounting fees are recognized as services are rendered. Acquisition and disposition fees are recognized upon successful closings. Incentive fees are not recognized until earned. No incentive fees were earned for any of the periods presented.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

For the period October 26, 2004 through December 31, 2004, the Company intends to elect to be treated as a REIT pursuant to the Internal Revenue Code, as amended. Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

The Predecessor is treated as a partnership for federal and most state income tax purposes. However, certain states may impose entity level taxes and fees. In addition, the Predecessor owns various corporations included in these combined financial statements which are subject to federal and state income taxes. These corporations are owned through a series of partnerships and limited liability companies and cannot be consolidated for federal and/or state income tax purposes.

With respect to taxable subsidiaries, the Company and Predecessor account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Pension Accounting

The Predecessor measures and accounts for its pension obligations under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and follows the disclosure requirements of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132”). In December 2003, SFAS No. 132 was amended to require additional disclosures including disclosure of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

Minority Interest

Minority interests of the Company represent the limited partnership interests in the Operating Partnership. The carrying value of the minority interest has been increased by the minority interests’ share of earnings and reduced by cash distributions and the purchase of limited partnership interests. The weighted average number of limited partnership units for the period October 26, 2004 through December 31, 2004 was 5,022,259. The reconciliation of minority interests for the period October 26, 2004 through December 31, 2004, is as follows (dollars in thousands):

	Minority Interests	Units
Record minority interests for the Predecessor members’ continuing interests	$99,167	6,864,572
Record the acquisition of membership units in the Operating Partnership from the Predecessor’s members	(50,577)	(3,165,000)
Distributions payable	(1,054)
Net loss	(2,706)

	$44,830	3,699,572

Minority interests of the Predecessor represent the limited partners interest in limited partnerships that are controlled by WB IV. The carrying value of the minority interest has been increased by the minority interests share of WB IV earnings and reduced by WB IV partnership cash distributions as well as return of capital distributions (see Note 13).

Distributions

The Company pays quarterly distributions to its common shareholders of beneficial interest as directed by the Board of Directors. On December 9, 2004, the Company announced a fourth quarter distribution of $0.285 per share payable on January 14, 2005. The Company’s ability to pay distributions is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common stock outstanding during the year. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the weighted average number of unvested restricted shares. For the period October 26, 2004 through December 31, 2004, the weighted average basic shares outstanding was 33,195,929 and the weighted average diluted shares outstanding was 33,487,976.

Comprehensive Income (Loss)

The Predecessor reports and displays comprehensive income (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires that the Predecessor’s minimum pension liability adjustment be included in other comprehensive income (loss).

Segment Reporting

Under the provision of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s operations are at this time conducted and aggregated under one segment, hotel operations.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2004	2003
Land	$131,974	$147,554
Buildings and improvements	1,025,136	1,065,991
Fixtures, furniture and equipment	154,293	148,708
Franchise fees	1,393	3,087
Construction in process	3,833	17,703

	1,316,629	1,383,043
Accumulated depreciation and amortization	(189,357)	(155,506)

	$1,127,272	$1,227,537

During 2003, the Predecessor acquired two hotel properties for an aggregate purchase price of $41.9 million.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company and its Predecessor sold seven hotel properties during 2004. Five of the hotel properties were sold in the period January 1, 2004 through October 25, 2004, for net proceeds of $37.3 million and a net loss on sale of $1.3 million. Two of the hotel properties were sold in the period October 26, 2004 through December 31, 2004, for net proceeds of $20.8 million and a net gain on sale of $592,000. These seven hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

In March 2002, the Predecessor sold a hotel property held for sale for net proceeds of $6.2 million and realized a loss on disposal of $43,000. The loss on sale was included in discontinued operations in the accompanying combined statements of operations, as required by SFAS No. 144.

The following sets forth the discontinued operations for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002 related to hotel properties held for sale (in thousands):

	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Operating revenues	$661	$20,151	$68,582	$57,229
Operating expenses	(575)	(19,232)	(54,822)	(45,728)
Interest expense	(513)	(1,961)	(6,533)	(5,431)
Depreciation and amortization	—	(1,743)	(7,348)	(6,134)
Impairment loss	—	(16,954)	(16,991)	(9,870)
Gain (loss) on sale of hotels	592	(1,251)	15,056	—
Benefit from (provision for) income taxes	—	436	(14)	(331)

Income (loss) from discontinued operations	$165	$(20,554)	$(2,070)	$(10,265)

5. Other Real Estate

Other real estate consisted of the following (in thousands):

	December 31,
	2004	2003
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,436	4,428
Fixtures, furniture and equipment	3,602	3,220

	9,638	9,248
Accumulated depreciation	(2,369)	(1,731)

	7,269	7,517
Land held for future development or sale	250	250

	$7,519	$7,767

6. Derivative Financial Instruments

At December 31, 2004 and 2003, the Company and the Predecessor held interest rate cap agreements (“derivatives”) to manage its exposure to the interest rate risks related to its floating rate debt. The fair values of the derivatives are recorded as interest rate cap agreements assets on the consolidated and combined balance sheets as of December 31, 2004 and 2003. During 2001, in speculation that the interest rates may rise, the Predecessor entered into interest rate swaps, in which the Predecessor agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps matured in 2002, and as a result, the Predecessor recorded a valuation change of approximately $5.4 million as a result of the changes in fair value of the interest rate swaps from December 31, 2001 to the maturity dates. None of the Company’s or Predecessor’s derivatives held at December 31, 2004 and 2003, respectively, qualify for effective hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s and Predecessor’s derivatives at December 31, 2004 and 2003, respectively, resulted in a net loss of $545,000 and a net loss of $1.4 million, respectively. The changes in fair value have been reflected as an increase in interest expense for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 and a decrease in interest expense for the year ended December 31, 2002.

The following table summarizes the interest rate cap agreements at December 31 (dollars in thousands):

	2004	2003
Notional amount of variable rate debt	$775,500	$775,500
Fair value of interest rate caps	$4	$540
Interest rate cap rates	2.65%-7.19%	4.45%-7.19%
Maturity dates	January 2005 – May 2006	July 2004 – May 2006

7. Due to Management Company and Other Current Liabilities

Due to Management Company

Interstate Hotels and Resorts, Inc. (“IHR”) manages 49 of the Company’s 54 hotels. The following amounts make up the net liability owed to IHR as of December 31, 2004 (in thousands):

Accrued payroll and employee benefits	$7,473
Worker’s compensation	8,058
Accrued pension liability	1,188
Management and accounting fees payable	617
Accumulated other comprehensive loss	(1,784)
Reimbursements from Management Company	(151)

$15,401

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Property, sales, and use taxes payable	$10,583	$8,930
Accrued interest mortgage	3,012	2,763
Advanced deposits	2,237	2,781
Worker’s compensation	112	7,769
Other	2,958	3,070

	$18,902	$25,313

8. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2004	2003
Notes payable requiring payments of interest and principal, with interest at rates ranging from variable of one-month LIBOR plus 2.35% to 3.50% to fixed rates ranging from 5.95% to 9.88%; maturing at dates ranging from November 2005 through June 2013. The notes are collateralized by first deeds of trust on 44 hotel properties and one laundry facility.	$551,493	$822,733
Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 3.00% for base rate loans and 4.00% for LIBOR loans. The term loan facility matures in October 2008.	75,000	—

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three -or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on 7 hotel properties. Total available under the revolving credit facility was $109.7 million at December 31, 2004. The revolving credit facility matures in October 2007 and has a one year extension.

	5,500	—
Unsecured revolving line of credit in the amount of $7.0 million requiring monthly payments of interest only at one-month LIBOR plus 3.75% on the drawn portion of the line of credit and quarterly payments of 0.50% on the average unused portion of the line of credit during the previous quarter. The revolving line of credit was paid off September 2004.	—	800
Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25%. The loan matures in May 2006 and is collateralized by one hotel.	5,932	—
Notes payable requiring monthly payments of principal and interest at 8.25%. The notes mature in November 2023 and are collateralized by a leasehold mortgage, assignment of leases and rents, and security agreement and fixture filing on two hotel properties.	74,536	75,936
Mezzanine note payable requiring monthly payments of interest only through March 2004, and thereafter, principal at $90,915 per month plus interest at the greater of 2.50% or one-month LIBOR plus 8.00%. The note was paid off October 2004.	—	18,183

	712,461	917,652
Less: current portion	(45,009)	(25,804)

	$667,452	$891,848

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest expense—continuing operations	$7,981	$40,234	$45,054	$27,735
Interest expense—discontinued operations	55	1,349	4,945	6,438
Prepayment penalty paid—continuing operations	6,581	—	2,069	—
Prepayment penalty paid—discontinued operations	173	—	208	—

	$14,790	$41,583	$52,276	$34,173

Aggregate future principal maturities of notes payable at December 31, 2004, are as follows (in thousands):

2005	$45,009
2006	211,669
2007	61,486
2008	82,552
2009	8,105
Thereafter	303,640

$712,461

9. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Current:
Federal	$—	$(2,141)	$(271)	$(12)
State	—	(515)	(105)	(724)

	—	(2,656)	(376)	(736)

Deferred:
Federal	1,470	249	4,356	1,805
State	376	65	952	595

	1,846	314	5,308	2,400
Valuation allowance	(1,846)	2,498	(2,068)	2,720

Income tax benefit	$—	$156	$2,864	$4,384

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Benefit from (provision for) continuing operations:
Current	$—	$(2,656)	$(329)	$(718)
Deferred	—	2,376	3,207	5,433

Benefit from continuing operations	—	(280)	2,878	4,715

Benefit from (provision for) discontinued operations:
Current	—	—	(47)	(18)
Deferred	—	436	33	(313)

Benefit from (provision for) discontinued operations	—	436	(14)	(331)

Benefit from income taxes	$—	$156	$2,864	$4,384

For the period January 1, 2004 through October 25, 2004, and the years ending December 31, 2003 and 2002, income tax benefits primarily arose as a result of certain intercompany transactions that resulted in the reduction of deferred income tax liability that was recorded in connection with the November 22, 1999 going private transaction.

The provision for income taxes differs from the federal statutory rate primarily because (i) a significant portion of income is earned in partnerships, and, as such, is not subject to federal or most state income tax; and (ii) the goodwill associated with impairment losses is not deductible.

For the period October 26, 2004 through December 31, 2004, the provision for income taxes differs from the federal statutory rate due to minor expenses that are not deductible for tax purposes.

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
NOL carryover	$1,603	$13,898
State taxes and other	16	2,727
Other reserves	4,258	3,337

Current deferred tax asset before valuation allowance	5,877	19,962

Deferred tax liabilities:
Depreciation	(74)	(50,028)
Other	(22)	(21)

	(96)	(50,049)

Net deferred tax liabilities	5,781	(30,087)
Valuation allowance	(5,781)	(13,525)

	$—	$(43,612)

Substantially all of the deferred tax liabilities at December 31, 2003 were due to the lower tax bases of its hotel assets in comparison to the book bases as a result of the structure used by SHI in the November 22, 1999 transaction. The November 22, 1999 transaction was accounted for using the purchase method of accounting, which resulted in the carrying value of the assets held by the taxable subsidiaries to be significantly higher than their related carry over tax bases. A valuation allowance is maintained to offset a portion of its deferred tax assets due to uncertainties surrounding their realization.

The deferred tax assets at December 31, 2004, were primarily due to timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At December 31, 2004 and 2003, the Company and Predecessor had federal net operating loss carryforwards of $4.1 million and $35.2 million, respectively, which begin to expire in 2019.

As of December 31, 2004 and 2003, the Company and Predecessor had state net operating loss carryforwards of $4.1 million and $19.9 million, respectively, which begin to expire in 2011.

10. Shareholders’ Equity

Formation and Structuring Transactions

In connection with the formation and structuring transactions, certain assets were distributed and certain liabilities were assumed by a Predecessor member and certain assets and liabilities were not contributed to the Company. The assets not contributed to the Company by the Predecessor primarily consisted of the Embassy Suites Hotel, Los Angeles, California and the JW Marriott, Cherry Creek, Colorado.

The adjustments for formation and structuring transactions are as follows (in thousands):

Distributions of assets to Predecessor members	$(65,328)
Assumption of liabilities by Predecessor members	44,120
Write-off of deferred income taxes	41,064
Other net liabilities assumed by Predecessor members	6,790

$26,646

Common Stock

On October 26, 2004, the Company completed their initial public offering of 21,294,737 shares of common stock, par value $0.01 per share. The Company sold an additional 3,165,000 shares of common stock on November 23, 2004, pursuant to an over-allotment option.

On October 26, 2004, the Company granted 67,947 restricted shares of common stock to the Company’s executive officers. These shares of common stock were issued under the 2004 Long-Term Incentive Plan (Note 12).

On October 26, 2004, the Company granted 434,211 restricted stock units to the Company’s executive officers and certain employees. These restricted stock units vest over five years beginning on the grant date. These were issued under the 2004 Long-Term Incentive Plan (Note 12).

Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of shares of common stock of the Company.

On November 23, 2004, 3,165,000 units of limited partnership interest were converted to common shares through the exercise of the over-allotment option.

As of December 31, 2004, the Operating Partnership had 38,218,188 units outstanding, of which 3,699,572 were partnership interest held by the limited partners and are represented as minority interests on the balance sheet.

11. Members’ Equity

Members’ capital account balances at December 31, 2003, consisted of the following (in thousands):

December 31, 2003
SHI	$173,159
WB	29,534
WB IV	131,517
Eliminations	(2,123)

Combined total	$332,087

SHI Capital Accounts

Prior to October 26, 2004, SHI had four classes of membership equity units and WB and WB IV had only one class of equity units. The SHI classes’ respective distribution rights are as follows:

•	Class A Units—Former OP unitholders not electing to receive cash in the November 22, 1999 going private transaction could have elected to receive Class A units or Class B units. None elected Class A units and, accordingly, none were issued.

•	Class B Units—These units were issued to (i) Westbrook, Alter, Biederman and electing OP unitholders in exchange for their initial capital contributions. Since there are no Class A units issued, Class B unitholders receive a first priority distribution equal to a 15% cumulative, compounded quarterly return on initial capital contributions, then distributions equal to their initial contributions. All of these distributions are to be pro rata based on the number of Class B units outstanding. Through December 31, 2003 and 2002, the 15% cumulative priority distribution for the Class B unitholders amounted to $258.8 million and $186.7 million, respectively, of which $112.2 million and $76.8 million, respectively, had been paid.

•	Class C Units—These are nonvoting units that were issued to Messrs. Alter and Biederman and certain SHI management members and represent rights to participate in future income and loss allocations and distributions. These unitholders are to receive an aggregate $12.5 million in distributions after the Class B unitholders have received 100% of their accrued preferred return and initial capital contributions.

•	Class D Units—Similar to the Class C units, these are nonvoting units that were issued to Messrs. Alter and Biederman and certain SHI management members and represent rights to participate in future income and loss allocations and distributions only. After the Class B and Class C unitholders have received the distributions specified above, the remaining income and distributions will be allocated pro rata 12.5% to the Class D unitholders and 87.5% to the Class B unitholders on a pro rata basis.

The SHI’s capital account balances at December 31, 2003 are as follows (dollars in thousands):

	Class B		Class C		Class D
	Units	Amount	Units	Amount	Units	Amount
Westbrook SHP L.L.C.	15,450,954	$78,213	—	$—	—	$—
Westbrook Real Estate Fund III, L.P.	16,248,343	82,249	—	—	—	—
Westbrook Real Estate Co-Investment Partnership III, L.P.	617,469	3,126	—	—	—	—
Alter SHP LLC	1,469,909	7,441	697,095	—	501.0	—
Biederman SHP LLC	382,647	1,937	96,375	—	100.0	—
Other members	38,156	193	411,222	—	399.0	—

Total SHI members’ capital	34,207,478	$173,159	1,204,692	$—	1,000.0	$—

The SHI members’ capital accounts were increased for the members’ contributions of cash or fair market value of other property contributed and for the SHI members’ allocable share of Net Income, as defined, and decreased with distributions of cash or fair market value of other property and the SHI members’ allocable share of Net Loss, as defined.

Other member’s capital at December 31, 2003 has been reduced by approximately $230,000 representing the outstanding balance of a note receivable plus unpaid accrued interest related to financing provided to a unitholder by SHI (a former executive of the Predecessor).

WB Capital Accounts

The WB capital account balances at December 31, 2003, were as follows (in thousands):

December 31, 2003
Westbrook Real Estate Fund III, L.P.	$27,029
Westbrook Real Estate Co-Investment Partnership III, L.P.	1,027
L/S Investors, L.L.C.	1,478

$29,534

WB IV Capital Accounts

The WB IV capital account balances at December 31, 2003, were as follows (in thousands):

December 31, 2003
Westbrook Real Estate IV, L.P.	$124,810
Westbrook Real Estate Co-Investment Partnership IV, L.P.	4,735
Fund IV Sun Investors, L.L.C.	1,972

$131,517

12. Long-Term Incentive Plan

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 2,100,000 common shares for issuance under the LTIP.

The restricted shares that have been granted vest over five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the period October 26, 2004 through December 31, 2004, the Company’s expense related to these restricted shares was $1.4 million. As of December 31, 2004, the unearned compensation related to restricted share grants was $7.3 million and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

13. Commitments and Contingencies

Franchise Agreements

The Company entered into various license and franchise agreements related to certain hotel properties. The franchise agreements require the Company to, among other things, pay various monthly fees that are calculated based on specified percentages of certain specified revenues. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company.

Total franchise costs incurred by the Company and Predecessor during the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002 were $4.1 million, $22.9 million, $27.9 million, and $18.5 million, of which $2.2 million, $12.7 million, $15.3 million, and $10.2 million, respectively, were for franchise royalties. The remaining franchise costs include advertising, reservation and priority club assessments.

In connection with the IPO, the Company obtained franchisor consents from the Company’s various franchisors, which, among other things, required the Company to execute new franchise agreements and pay certain fees totaling $1.7 million, which were expensed during the period October 26, 2004 through December 31, 2004.

Renovation and Construction Commitments

At December 31, 2004 and 2003, the Company and Predecessor have various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at December 31, 2004 and 2003 totaled $7.8 million and $17.8 million, respectively.

Operating Leases

At December 31, 2004, the Company was obligated under the terms of five ground leases and a lease on the corporate facility, which mature from dates ranging from 2005 through 2096. Future minimum payments under the terms of the operating leases in effect at December 31, 2004 are as follows (in thousands):

2005	$2,923
2006	2,595
2007	2,595
2008	2,595
2009	2,595
Thereafter	166,614

$179,917

Rent expense incurred pursuant to these ground lease agreements for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, totaled $489,000, $3.3 million, $4.3 million, and $2.4 million, respectively, and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, totaled $70,000, $618,000, $742,000, and $722,000, respectively, and was included in general and administrative expenses in the accompanying statements of operations. The lease on the corporate facility expires in June 2005.

Employment Agreements

The Company has employment agreements with certain executive employees, which expire through October 2009. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2004 (in thousands):

2005	$1,275
2006	1,275
2007	1,183
2008	725
2009	604

$5,062

Loans

In connection with the November 22, 1999 going private transaction, the Company entered into a promissory note in favor of one of its executives, due October 1, 2009, in a principal amount of $650,000, with interest payable at the rate of 8% per year. Concurrently, the executive entered into a promissory note in favor of a subsidiary of the Company, due October 1, 2009, in a principal amount of $650,000, with interest payable at the rate of 8% per year. Neither of these notes has been materially modified since the inception date. These notes were not contributed to the Company as a part of the formation and structuring transactions.

On July 1, 2003, the Predecessor loaned one of its executives $100,000 for relocation expenses pursuant to a promissory note with interest payable at the rate of 6% per year and a maturity of April 21, 2007. The Predecessor has agreed to waive 25% of the original principal and accrued interest due to it on each succeeding April 21. In June 2004, the remaining $75,000 principal amount of the note was forgiven by the Predecessor.

SHI’s other members’ capital at December 31, 2003, includes a reduction of approximately $230,000 representing the outstanding balance of a note receivable plus unpaid accrued interest related to financing provided to a unitholder (a former executive of the Predecessor).

Litigation

During 2003, a suit against the Predecessor was filed by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of the Company’s hotels. The Company has liability insurance to cover this claim subject to certain insurance deductibles. The litigation has commenced and the Company and the insurance company’s lawyers have not been able to assess the exposure, if any, to the Company associated with this litigation.

Additionally, the Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such additional matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

Collective Bargaining Agreements

The Company is subject to collective bargaining agreements at certain hotels operated by the Management Company. At December 31, 2004, the percentage of Management Company employees covered by such collective bargaining agreements represents approximately 8% of the total number of employees.

Defined Benefit Retirement Plan Obligation

In connection with the formation and structuring transactions, the Predecessor Companies sold their property management company, Sunstone Hotel Properties, Inc. (“SHP”) to IHR. IHR assumed certain liabilities of SHP including the defined benefit retirement plan. In accordance with the management agreement with IHR, the Company is still responsible for the costs of the defined benefit retirement plan.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2004 are as follows (in thousands):

2005	$263
2006	267
2007	274
2008	288
2009	318
Thereafter	1,794

$3,204

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Up to three percent of employee contributions are matched by the Company at 50 percent. Matching contributions made by the Company for the period October 26, 2004 through December 31, 2004, and by the Predecessor for the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002 totaled $85,000, $495,000, $567,000 and $283,000, respectively.

Other

The Company has provided unsecured environmental indemnities to certain lenders. The Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners.

At December 31, 2004, the Company had $34.8 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.

Other assets includes a $5.0 million deposit made in connection with a potential acquisition that is subject to various contingencies.

15. Transactions With Affiliates

Minority Interest of Predecessor

During 2003, the members of WB IV transferred a portion of their interest to a minority interest for $470,000 in a transaction outside of the Predecessor. In addition, the members of WB IV received a $164,000 contribution from a minority interest for an investment in one of the WB IV hotels. Minority interest at December 31, 2003 consisted of an 8.5% ownership interest by AKM Investment, LLC in one of the WB IV hotels and a 15.32% ownership interest by ABM Investment, LLC in another WB IV hotel.

Management Fees

On January 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Beverly Hills, California owned by the affiliate. The agreement expires January 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company is to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the Company’s initial public offering, this agreement was cancelled and a new agreement was entered into with IHR.

On March 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Nashville, Tennessee owned by a Westbrook affiliate. The agreement expires on March 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company is to receive from the Westbrook affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the Company’s initial public offering, this agreement was cancelled and a new agreement was entered into with IHR.

On May 22, 2002, the Predecessor entered into a management agreement with a Westbrook related party to provide management services for the hotel property located in Nashville, Tennessee owned by the Westbrook related party. The agreement expires on May 22, 2007 and includes successive one-year renewal options. Pursuant to the agreement, the Predecessor is to receive from the Westbrook related party a base management fee of 4.0% of gross operating revenues, as defined. This agreement was terminated in February 2004 following the sale of the hotel.

On May 29, 2002, the Company entered into eight asset management agreements with a Westbrook related party to provide asset management services for the hotel properties owned by the Westbrook related party. The agreements expire on May 29, 2007 and include successive one-year renewal options. Pursuant to the agreements, the Company is to receive an asset management fee of 1.0% of gross operating revenues, as defined. At December 31, 2004, none of the agreements were in effect due to the sale of all eight properties to an unaffiliated third party.

On October 17, 2002, the Company entered into an asset management agreement with a Westbrook related party to provide asset management services for the hotel property owned by the Westbrook related party. The agreement shall continue through the earlier of i) the date the lease with the Westbrook related party is terminated or ii) the date the asset management agreement is terminated, as defined. Pursuant to the agreement, the Company is to receive from the Westbrook related party an asset management fee of 0.25% of gross revenues, as defined. This agreement was terminated in November 2003 following the sale of Palm Beach Ritz Carlton.

For the for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the years ended December 31, 2003 and 2002, aggregate management fees and asset management fees earned from related parties totaled $4,000, $688,000, $245,000, and $116,000, respectively.

Other Management Fees

Following the Company’s initial public offering, the Company entered into asset management agreements to supervise outstanding capital expenditure projects for four hotel properties owned by related parties.

Acquisition Fees

During the year ended December 31, 2002, in connection with successful acquisitions of hotel properties by a Westbrook related party, the Predecessor received aggregate acquisition fees in the amount of $78,000, in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from related parties. No acquisition fees were earned in 2004 or 2003.

Disposition Fees

During the year ended December 31, 2003, in connection with the successful disposition of a hotel property by a Westbrook related party, the Predecessor received a disposition fee in the amount of $460,000, in exchange for rendering services in connection with such disposition. Such disposition fees were recognized as revenue and were included in management and other fees from related parties. No disposition fees were earned in 2004 or 2002.

Other Reimbursements

From time to time, the Predecessor paid for certain expenses such as payroll, insurance and other costs on behalf of certain related parties. The related parties generally reimburse such amounts on a monthly basis. At December 31, 2004 and 2003, amounts owed to the Predecessor by its related parties amounted to $147,000 and $451,000 and are included in due from related parties.

16. Quarterly Results (Unaudited)

The combined and consolidated quarterly results for the years ended December 31, 2004 and 2003, of the Company and the Predecessor are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2003	$104,309	$115,306	$122,069	$116,251
2004	116,365	126,187	134,798	125,314
Operating income (loss)
2003	7,908	12,769	16,026	(5,591)
2004	6,539	16,950	19,830	2,292
Net income (loss)
2003	(6,558)	(107)	3,215	(18,816)
2004	(25,345)	3,855	4,520	(19,130)

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(In Thousands)

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition			Gross Amount at December 31, 2004		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
			Land	Bldg. and Impr.	Land	Bldg. and Impr.		Land	Bldg. and Impr.
Crowne Plaza—Grand Rapids	$14,058		$1,488	$15,698	$—	$972		$1,488	$16,670	$18,158	$1,227	N/A	2002	5-35
Courtyard by Marriott—Fresno		(c)	950	4,834	(246)*	451		704	5,285	5,989	942	N/A	1999	5-35
Courtyard by Marriott—Los Angeles		(c)	—	8,446	—	7,750		—	16,196	16,196	2,965	N/A	1999	5-35
Courtyard by Marriott—Lynnwood		(c)	1,900	8,864	—	328		1,900	9,192	11,092	1,708	N/A	1999	5-35
Courtyard by Marriott—Oxnard		(c)	1,637	8,041	—	2,594		1,637	10,635	12,272	1,546	N/A	1999	5-35
Courtyard by Marriott—Riverside		(c)	395	8,483	—	691		395	9,174	9,569	1,613	N/A	1999	5-35
Courtyard by Marriott—San Diego		(c)	1,569	15,336	—	2,840		1,569	18,176	19,745	3,004	N/A	1999	5-35
Courtyard by Marriott—Santa Fe		(c)	2,296	10,412	—	849		2,296	11,261	13,557	2,047	N/A	1999	5-35
Doubletree—Minneapolis		(d)	1,150	9,953	—	2,584		1,150	12,537	13,687	853	N/A	2002	5-35
Doubletree—Carson		(c)	1,830	9,969	—	613		1,830	10,582	12,412	1,895	N/A	1999	5-35
Embassy Suites Hotel—Chicago		(e)	79	46,886	6,348	4,926		6,427	51,812	58,239	3,648	N/A	2002	5-35
Hawthorn Suites—Kent		(c)	1,744	10,142	—	386		1,744	10,528	12,272	1,944	N/A	1999	5-35
Hawthorn Suites—Sacramento		(c)	3,517	19,023	—	479		3,517	19,502	23,019	3,622	N/A	1999	5-35
Hilton—Del Mar		(d)	4,106	22,353	—	4,083		4,106	26,436	30,542	1,854	N/A	2002	5-35
Hilton—Huntington		(d)	6,730	41,198	—	3,040		6,730	44,238	50,968	3,256	N/A	2002	5-35
Hilton Garden Inn—Lake Oswego		(g)	2,534	9,400	—	189		2,534	9,589	12,123	1,514	N/A	2000	5-35
Holiday Inn—Boise		(g)	2,120	10,314	—	1,485		2,120	11,799	13,919	1,594	N/A	2000	5-35
Holiday Inn—Craig		(c)	277	5,136	—	1,069		277	6,205	6,482	1,157	N/A	1999	5-35
Holiday Inn—Hollywood		(g)	2,880	6,554	—	312		2,880	6,866	9,746	1,064	N/A	2000	5-35
Holiday Inn—Mesa		(c)	1,721	11,356	—	(1,345	)*	1,721	10,011	11,732	1,835	N/A	1999	5-35
Holiday Inn—Price		(c)	476	6,744	—	66		476	6,810	7,286	1,264	N/A	1999	5-35
Holiday Inn—Provo		(c)	855	2,345	—	316		855	2,661	3,516	469	N/A	1999	5-35
Holiday Inn—Renton		(c)	2,120	16,593	—	(10,872	)*	2,120	5,721	7,841	2,365	N/A	1999	5-35
Holiday Inn—Rochester		(c)	1,100	7,502	—	(2,991	)*	1,100	4,511	5,611	1,220	N/A	1999	5-35
Holiday Inn—San Diego (Harbor View)		(c)	875	15,648	—	6,956		875	22,604	23,479	4,174	N/A	1999	5-35
Holiday Inn—San Diego (Mission Valley)		(c)	—	11,206	—	582		—	11,788	11,788	2,092	N/A	1999	5-35
Holiday Inn Express—San Diego (Old Town)		(c)	2,070	10,005	—	565		2,070	10,570	12,640	1,911	N/A	1999	5-35
Hyatt—Atlanta		(g)	2,700	15,359	—	(4,421	)*	2,700	10,938	13,638	2,498	N/A	2000	5-35
Hyatt—Newport Beach		(d)	—	30,549	—	5,823		—	36,372	36,372	2,384	N/A	2002	5-35
Kahler Hotel—Rochester		(f)	3,411	45,349	—	4,183		3,411	49,532	52,943	8,651	N/A	1999	5-35
Kahler Inn & Suites—Rochester		(c)	1,666	21,582	(173)	444		1,493	22,026	23,519	4,060	N/A	1999	5-35
Marriott—Houston		(d)	4,167	19,155	—	565		4,167	19,720	23,887	1,437	N/A	2002	5-35
Marriott—Napa Valley		(g)	5,845	21,975	3,000	24,054		8,845	46,029	54,874	6,910	N/A	1999	5-35
Marriott—Ontario	18,408		5,057	18,481	—	2,997		5,057	21,478	26,535	1,359	N/A	2003	5-35
Marriott—Ogden		(c)	1,482	14,416	—	442		1,482	14,858	16,340	2,733	N/A	1999	5-35
Marriott—Park City		(f)	2,260	17,778	—	1,269		2,260	19,047	21,307	3,593	N/A	1999	5-35
Marriott—Philadelphia		(d)	3,297	29,710	—	1,845		3,297	31,555	34,852	2,237	N/A	2002	5-35
Marriott—Portland		(g)	5,341	20,705	—	697		5,341	21,402	26,743	3,374	N/A	2000	5-35
Marriott—Provo		(c)	1,117	18,676	—	288		1,117	18,964	20,081	3,507	N/A	1999	5-35
Marriott—Pueblo		(c)	—	10,396	—	94		—	10,490	10,490	1,947	N/A	1999	5-35
Marriott—Riverside		(g)	2,145	8,689	—	3,735		2,145	12,424	14,569	1,649	N/A	2000	5-35
Marriott—Rochester		(c)	1,851	39,714	—	2,355		1,851	42,069	43,920	7,704	N/A	1999	5-35
Marriott—Salt Lake City		(c)	—	19,918	—	366		—	20,284	20,284	3,744	N/A	1999	5-35
Marriott—Troy		(d)	2,701	45,814	—	2,361		2,701	48,175	50,876	3,532	N/A	2002	5-35
Marriott—Tyson’s Corner		(d)	3,897	43,528	—	4,178		3,897	47,706	51,603	3,421	N/A	2002	5-35
Radisson—Englewood		(d)	—	7,347	—	2,175		—	9,522	9,522	603	N/A	2002	5-35
Radisson—Williamsburg		(d)	2,768	10,250	—	2,282		2,768	12,532	15,300	835	N/A	2002	5-35
Residence Inn—Manhattan Beach	13,472		7,990	8,024	—	898		7,990	8,922	16,912	403	N/A	2003	5-35
Residence Inn—Oxnard		(c)	2,894	19,386	—	188		2,894	19,574	22,468	3,636	N/A	1999	5-35
Residence Inn—Rochester	5,932		225	9,652	173	330		398	9,982	10,380	180	2004	N/A	5-35
Residence Inn—Sacramento		(c)	2,020	13,050	—	145		2,020	13,195	15,215	2,441	N/A	1999	5-35
Sheraton—Salt Lake City		(c)	5,629	30,964	—	(5,275	)*	5,629	25,689	31,318	4,706	N/A	1999	5-35
Valley River Inn—Eugene		(d)	1,806	14,113	—	534		1,806	14,647	16,453	1,088	N/A	2002	5-35
Wyndham—Houston		(e)	6,184	35,628	—	1,017		6,184	36,645	42,829	2,744	N/A	2002	5-35

	$51,870		$122,872	$942,649	$9,102	$82,487		$131,974	$1,025,136	$1,157,110	$134,159

Investments in Other Real Estate
TCS—Rochester	$6,554		$1,600	$4,400	$—	$36		$1,600	$4,436	$6,036	$824	N/A	1999	5-35
Land held for future development or sale	—		4,500	—	(4,250)	—		250	—	250	—	N/A	1999	5-35

	$6,554		$6,100	$4,400	$(4,250)	$36		$1,850	$4,436	$6,286	$824

*	Net of dispositions, impairment write-downs and other items totaling ($50,947).

		Hotel Properties			Other Real Estate Investments
		2004	2003	2002	2004	2003	2002
(a)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$1,213,545	$1,275,773	$783,623	$6,278	$6,278	$10,558
	Additions during year:
	Acquisitions	6,348	39,700	480,399	—	—	—
	Improvements	47,819	19,066	25,869	8	—	20
	Impairment loss	(24,393)	(26,297)	(7,054)	—	—	—
	Disposals during the year	(62,301)	(94,549)	(5,749)	—	—	(4,300)
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	(24,413)	—	—	—	—	—
	Eliminate acquisition fees	505	(148)	(1,315)	—	—	—

	Balance at the end of the year	$1,157,110	$1,213,545	$1,275,773	$6,286	$6,278	$6,278

(b)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$111,000	$76,014	$49,490	$662	$500	$339
	Depreciation for the year	37,154	36,945	26,880	162	162	161
	Retirement	(11,345)	(1,959)	(356)	—	—	—
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	(2,650)	—	—	—	—	—

	Balance at the end of the year	$134,159	$111,000	$76,014	$824	$662	$500

(c)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2004 of $285,597.
(d)	Property is pledged as collateral by the note payable secured by deed of trust dated December 5, 2002 with a current balance at December 31, 2004 of $175,827.
(e)	Property is pledged as collateral by the note payable secured by deed of trust dated December 18, 2002 with a current balance at December 31, 2004 of $74,536.
(f)	Property is pledged as collateral by the note payable secured by deed of trust dated November 4, 2002 with a current balance at December 31, 2004 of $37,578.
(g)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2004 of $5,500.