Form 10-Q
period 2005-03-31
Sunstone Hotel Investors, Inc.
filed 2005-05-11
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2005, 34,533,321 shares, $0.01 par value per share, of the registrant’s common stock were outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,898	$5,966
Restricted cash	24,365	28,910
Accounts receivable, net	26,039	28,273
Due from related parties	121	147
Inventories	2,394	2,522
Prepaid expenses	3,299	2,297
Current assets of discontinued operations	659	—

Total current assets	126,775	68,115
Investment in hotel properties, net	1,104,034	1,127,272
Investment in hotel properties held for sale, net	22,988	—
Other real estate, net	7,414	7,519
Deferred financing costs, net	6,721	7,638
Goodwill	28,493	28,493
Other assets, net	15,484	14,708
Other assets, net, of discontinued operations	140	—

Total assets	$1,312,049	$1,253,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,363	$25,021
Accrued payroll and employee benefits	3,606	5,814
Due to Management Company	16,755	15,401
Dividends payable	10,358	9,962
Distributions payable	1,054	1,054
Other current liabilities	20,169	18,902
Current portion of notes payable	215,073	45,009
Current liabilities of discontinued operations	1,441	—

Total current liabilities	285,819	121,163
Notes payable, less current portion	437,954	667,452
Other liabilities	2,929	2,968
Notes payable of discontinued operations	14,666	—

Total liabilities	741,368	791,583
Commitments and contingencies (Note 11)
Minority interest	43,927	44,830
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A and Series B 4,850,000 shares issued and outstanding at March 31, 2005 and none at December 31, 2004, stated at liquidation preference of $25.00 per share	121,250	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 34,533,321 shares issued and outstanding	345	345
Additional paid in capital	448,648	452,124
Unearned and accrued stock compensation	(7,070)	(7,278)
Accumulated deficit	(16,100)	(17,897)
Cumulative dividends	(20,319)	(9,962)

Total stockholders’ equity	526,754	417,332

Total liabilities and stockholders’ equity	$1,312,049	$1,253,745

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	The Company	The Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
REVENUES
Room	$79,624	$75,982
Food and beverage	25,775	25,538
Other operating	11,158	11,074
Management and other fees from affiliates	—	377

Total revenues	116,557	112,971

OPERATING EXPENSES
Room	17,784	17,380
Food and beverage	18,291	17,669
Other operating	7,179	7,021
Advertising and promotion	7,588	6,928
Repairs and maintenance	5,202	5,053
Utilities	5,038	4,989
Franchise costs	6,082	5,780
Property tax, ground lease, and insurance	6,392	6,622
Property general and administrative	12,452	9,920
Corporate general and administrative	3,519	4,622
Depreciation and amortization	14,063	13,839
Impairment loss	—	7,439

Total operating expenses	103,590	107,262

Operating income	12,967	5,709
Interest and other income	306	102
Interest expense	(12,168)	(13,342)

Income (loss) before minority interest, income taxes and discontinued operations	1,105	(7,531)
Minority interest	(151)	8
Income tax provision	—	(1,303)

Income (loss) from continuing operations before discontinued operations	954	(8,826)
Income (loss) from discontinued operations	843	(16,519)

NET INCOME (LOSS)	1,797	$(25,345)

Preferred stock dividends	(388)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,409

Basic and diluted per share amounts:
Income from continuing operations available to common stockholders	$0.02
Income from discontinued operations	0.02

Income available to common stockholders per common share	$0.04

Weighted average common shares outstanding:
Basic	34,519

Diluted	34,817

Dividends paid per common share	$0.285

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Unearned and Accrued Stock Compensation	Accumulated Deficit	Cumulative Dividends	Total
Balance at December 31, 2004, audited			34,518,616	$345	$452,124	$(7,278)	$(17,897)	$(9,962)	$417,332
Net proceeds from sale of preferred stock	4,850,000	$121,250			(3,799)				117,451
Issuance of unvested restricted common stock			14,705		350	(350)			—
Vesting of restricted common stock					(27)	558			531
Common dividends declared and payable at $0.285 per share								(9,969)	(9,969)
Preferred dividends declared and payable at $0.50 per share								(388)	(388)
Net income							1,797		1,797

Balance at March 31, 2005, unaudited	4,850,000	$121,250	34,533,321	$345	$448,648	$(7,070)	$(16,100)	$(20,319)	$526,754

See accompanying notes to consolidated and combined financial statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	The Company	The Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,797	$(25,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt recovery	(1,054)	(76)
Minority interest	151	(8)
Loss on sale of hotel properties	—	101
Depreciation	14,333	14,999
Amortization of deferred franchise fees	21	66
Amortization of deferred financing costs	1,123	1,122
Amortization of deferred stock compensation	531	—
Impairment loss—investment in hotel properties and discontinued operations	—	24,393
(Gain) loss on interest rate cap agreements	(1)	437
Deferred income taxes	—	(452)
Changes in operating assets and liabilities:
Restricted cash	4,545	2,104
Accounts receivable	3,288	(5,670)
Due from affiliates	26	18
Inventories	128	31
Prepaid expenses and other assets	(2,071)	(110)
Accounts payable and other liabilities	(6,430)	(427)
Accrued payroll and employee benefits	(2,208)	(1,810)
Due to Management Company	1,354	—
Discontinued operations	706	(28)

Net cash provided by operating activities	16,239	9,345

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel properties and other real estate	(13,705)	(18,378)

Net cash used in investing activities	(13,705)	(18,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offering	121,250	—
Payment of offering costs	(3,799)	—
Proceeds from notes payable	223	1,304
Payments on notes payable	(44,991)	(2,660)
Payments of deferred financing costs	(269)	(36)
Dividends and distributions paid	(11,016)	—
Contributions from members	—	7,350
Distributions to members	—	(300)
Contributions from minority interest holders	—	105

Net cash provided by financing activities	61,398	5,763

Net increase (decrease) in cash and cash equivalents	63,932	(3,270)
Cash and cash equivalents, beginning of period	5,966	20,229

Cash and cash equivalents, end of period	$69,898	$16,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$10,601	$11,204

Income taxes paid	$185	$600

NONCASH FINANCING ACTIVITY
Dividends and distributions payable	$11,412	$—

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

On October 26, 2004, the Company commenced operations after completing the IPO, which consisted of the sale of 21,294,737 shares of common stock at a price per share of $17.00, generating gross proceeds of $362.0 million. The proceeds to the Company, net of underwriters’ discount and offering costs, were $333.5 million. Concurrent with the IPO, the Company received gross proceeds of $75.0 million from a new unsecured term loan facility and $10.0 million from a draw on a new $150.0 million revolving credit facility. The Company also entered into a new mortgage loan with one of its existing lenders and repaid the existing indebtedness. The costs associated with the unsecured term loan facility, revolving credit facility and the new mortgage loan totaled $6.1 million. The proceeds from the IPO and the unsecured term loan facility were used to acquire limited partnership interests in the Operating Partnership held by the Predecessors’ members as a result of the IPO for $195.9 million, repay secured notes payable of $210.1 million, and purchase a ground lessor’s interest in a ground lease under one of the properties that was purchased for $6.3 million. On November 23, 2004, as a result of the exercise of the underwriters’ over-allotment option, the Company sold an additional 3,165,000 shares of common stock resulting in gross proceeds of $53.8 million which it used to purchase an additional 3,165,000 limited partnership interests in the Operating Partnership from the Predecessor.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements for the three months ended March 31, 2004 include the accounts of SHI, WB, and WB IV. Significant intercompany accounts and transactions have been eliminated for all periods presented.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in our Form 10-K, filed with the Securities and Exchange Commission on February 22, 2005.

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

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at March 31, 2005 and December 31, 2004 includes an allowance for doubtful accounts of $1.0 million and $2.2 million, respectively. At March 31, 2005 and December 31, 2004, the Company had approximately $5.0 million and $12.3 million in accounts receivable, respectively, with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $196,000 and $1.3 million at March 31, 2005 and December 31, 2004, respectively.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $1.1 million for the three months ended March 31, 2005 and 2004.

Minority Interest

Minority interests of the Company represent the limited partnership interests in the Operating Partnership. The carrying value of the minority interest has been increased by the minority interests’ share of earnings and reduced by cash distributions and the purchase of limited partnership interests. The weighted average number of limited partnership units for the three months ended March 31, 2005, was 3,699,572. The reconciliation of minority interests for the three months ended March 31, 2005, is as follows (dollars in thousands):

	Minority Interests	Units
Balance at December 31, 2004 (audited)	$44,830	3,699,572
Distributions payable	(1,054)
Net income	151

Balance at March 31, 2005 (unaudited)	$43,927	3,699,572

Minority interests of the Predecessor represent the limited partners’ interest in limited partnerships that are controlled by WB IV. The carrying value of the minority interest has been increased by the minority interests’ share of WB IV earnings and reduced by WB IV partnership cash distributions as well as return of capital distributions.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

Three Months Ended March 31, 2005
Numerator:
Net income	$1,797
Less preferred dividends	(388)

Numerator for basic and diluted earnings available to common stockholders	$1,409

Denominator:
Weighted average basic common shares outstanding	34,519
Unvested restricted stock awards	298

Weighted average diluted common shares outstanding	34,817

Basic and diluted earnings available to common stockholders per common share	$0.04

Reclassifications

Certain amounts included in the combined financial statements for prior periods have been reclassified to conform with the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Land	$128,423	$131,974
Buildings and improvements	1,014,159	1,025,136
Fixtures, furniture and equipment	155,666	154,293
Franchise fees	1,383	1,393
Construction in process	2,095	3,833

	1,301,726	1,316,629
Accumulated depreciation and amortization	(197,692)	(189,357)

	$1,104,034	$1,127,272

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company and its Predecessor sold seven hotel properties during 2004 and held two hotel properties for sale at March 31, 2005. These nine hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three months ended March 31, 2005 and 2004, related to hotel properties held for sale (in thousands):

	Three Months Ended March 31,
	2005	2004
Operating revenues	$3,877	$12,333
Operating expenses	(2,526)	(10,056)
Interest expense	(217)	(835)
Depreciation and amortization	(291)	(1,226)
Impairment loss	—	(16,954)
Loss on sale of hotels	—	(101)
Provision for income taxes	—	320

Income (loss) from discontinued operations	$843	$(16,519)

The assets and liabilities of the discontinued operations consisted of the following at March 31, 2005 (in thousands):

Assets:
Total current assets	$659
Hotel properties held for sale, net	22,988
Deferred financing costs, net	64
Other assets	76

Total assets of discontinued operations	$23,787

Liabilities:
Total current liabilities	$1,441
Notes payable	14,666

Total liabilities of discontinued operations	$16,107

5. Other Real Estate

Other real estate consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,438	4,436
Fixtures, furniture and equipment	3,648	3,602

	9,686	9,638
Accumulated depreciation	(2,522)	(2,369)

	7,164	7,269
Land held for future development or sale	250	250

	$7,414	$7,519

6. Derivative Financial Instruments

At March 31, 2005 and December 31, 2004, the Company held interest rate cap agreements to manage its exposure to the interest rate risks related to its floating rate debt. The fair values of the interest rate cap agreements are included in deferred financing costs, net on the consolidated balance sheets as of March 31, 2005 and December 31, 2004. None of the Company’s interest rate cap agreements held as of March 31, 2005 and December 31, 2004, qualify for effective hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s and the Predecessors’ interest rate cap agreements for the three months ended March 31, 2005 and 2004, resulted in a net gain of $1,000 and a net loss of $437,000, respectively. The changes in fair value have been reflected as a decrease and an increase in interest expense for the three months ended March 31, 2005 and 2004, respectively.

The following table summarizes the interest rate cap agreements (dollars in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Notional amount of variable rate debt	$761,037	$775,500
Fair value of interest rate caps	$5	$4
Interest rate cap rates	4.50% -7.19%	2.65% -7.19%
Maturity dates	September 2005 – May 2006	January 2005 – May 2006

7. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Notes payable requiring payments of interest and principal, with interest at rates ranging from variable of one-month LIBOR plus 2.14% to 2.95% to fixed rates ranging from 5.95% to 9.88%; maturing at dates ranging from November 2005 through June 2013. The notes are collateralized by first deeds of trust on 44 hotel properties and one laundry facility.	$518,552	$551,493
Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 3.00% for base rate loans and 4.00% for LIBOR loans. The term loan facility matures in October 2008.	75,000	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on seven hotel properties. Total available under the revolving credit facility was $114.4 million at March 31, 2005. The revolving credit facility matures in October 2007 and has a one year extension.

	—	5,500
Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25% and is collateralized by one hotel. The loan was paid off March 2005.	—	5,932
Notes payable requiring monthly payments of principal and interest at 8.25%. The notes mature in November 2023 and are collateralized by a leasehold mortgage, assignment of leases and rents, and security agreement and fixture filing on two hotel properties.	74,141	74,536

	667,693	712,461
Less: current portion	(215,073)	(45,009)

	$452,620	$667,452

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest expense—continuing operations	$10,922	$11,906
Interest expense—discontinued operations	214	715
Prepayment penalty paid—continuing operations	128	—

	$11,264	$12,621

8. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Current:
Federal	$—	$(987)
State	—	(448)

	—	(1,435)

Deferred:
Federal	1,448	60
State	370	268

	1,818	328
Valuation allowance	(1,818)	124

Income tax benefit	$—	$(983)

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Benefit from (provision for) continuing operations:
Current	$—	$(1,435)
Deferred	—	132

Benefit from continuing operations	—	(1,303)

Benefit from (provision for) discontinued operations:
Current	—	—
Deferred	—	320

Benefit from (provision for) discontinued operations	—	320

Benefit from income taxes	$—	$(983)

The provision for income taxes differs from the federal statutory rate due to various expenses that are not deductible for tax purposes.

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	March 31, 2005	December 31, 2004
Deferred tax assets:
NOL carryover	$3,223	$1,603
State taxes and other	20	16
Other reserves	4,448	4,258

Current deferred tax asset before valuation allowance	7,691	5,877

Deferred tax liabilities:
Depreciation	(65)	(74)
Other	(27)	(22)

	(92)	(96)

Net deferred tax liabilities	7,599	5,781
Valuation allowance	(7,599)	(5,781)

	$—	$—

The deferred tax assets at March 31, 2005, were primarily due to net operating loss carryforwards and timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At March 31, 2005, and December 31, 2004, the Company had federal net operating loss carryforwards of $8.2 million and $4.1 million, respectively, which begin to expire in 2019.

At March 31, 2005, and December 31, 2004, the Company had state net operating loss carryforwards of $8.2 million and $4.1 million, respectively, which begin to expire in 2011.

9. Series A and B Cumulative Redeemable Preferred Stock

In March 2005, the Company sold 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series A and B preferred stock. The net proceeds were used to reduce borrowings under our credit facility and will be used for future acquisitions. On or after March 17, 2010, the Series A and B preferred stock will be redeemable at our option, in whole or in part at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A and B preferred stock will generally have no voting rights. However, if the Company is in arrears on dividends on the Series A and B preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A and B preferred stock will be entitled to vote at our next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on our board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A and B preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A and B preferred stock have no maturity date and the Company is not required to redeem the Series A and B preferred stock at any time.

10. Long-Term Incentive Plan

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the three months ended March 31, 2005, the Company’s expense related to these restricted shares was $531,000. At March 31, 2005 and December 31, 2004, the unearned compensation related to restricted share grants was $7.1 million and $7.3 million, respectively, and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

11. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company and Predecessor during the three months ended March 31, 2005 and 2004, were both $6.4 million. Of the total franchise costs, franchise royalties were $3.4 million and $3.6 million, respectively, for the three months ended March 31, 2005 and 2004. The remaining franchise costs include advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At March 31, 2005 and December 31, 2004, the Company had various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at March 31, 2005 and December 31, 2004 totaled $6.0 million and $7.8 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2005 and 2004, totaled $743,000 and $909,000, respectively, and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended March 31, 2005 and 2004, totaled $96,000 and $189,000, respectively, and was included in general and administrative expenses in the accompanying statements of operations. The lease on the corporate facility expires in June 2005.

Other

At March 31, 2005 and December 31, 2004, the Company had $35.6 million and $34.8 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.

Other assets include a $5.0 million deposit made in connection with a potential acquisition that is subject to various contingencies.

12. Transactions With Affiliates

Management Fees

On March 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Nashville, Tennessee owned by an affiliate. The agreement expires March 30, 2009 and includes successive one- year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the Company’s initial public offering, this agreement was cancelled and a new agreement was entered into with Interstate Hotels & Resorts, Inc., or the Management Company.

On January 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Beverly Hills, California owned by the affiliate. The agreement expires January 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the Company’s initial public offering, this agreement was cancelled and a new agreement was entered into with the Management Company.

On May 22, 2002, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel property located in Nashville, Tennessee owned by the Westbrook related party. The agreement expires on May 22, 2007 and includes successive one-year renewal options. Pursuant to the agreement, the Predecessor is to receive from the Westbrook related party a base management fee of 4.0% of gross operating revenues, as defined. This agreement was terminated in February 2004 following the sale of the hotel.

On May 29, 2002, the Company entered into eight asset management agreements with an affiliate to provide asset management services for the hotel properties owned by the Westbrook related party. The agreements expire on May 29, 2007 and include successive one-year renewal options. Pursuant to the agreements, the Company is to receive an asset management fee of 1.0% of gross operating revenues, as defined. At December 31, 2004, none of the agreements were in effect due to the sale of all eight properties to an unaffiliated third party.

For the three months ended March 31, 2005 and 2004, aggregate management fees and asset management fees earned from related parties totaled $0 and $55,000, respectively.

Asset Management Fees

Following the Company’s initial public offering, the Company entered into asset management agreements to supervise outstanding capital expenditure projects for four hotel properties owned by related parties.

Acquisition Fees

During the three months ended March 31, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Predecessor received aggregate acquisition fees in the amount of $318,000 in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. The Company did not earn any acquisition fees for the three months ended March 31, 2005.

Other Reimbursements

From time to time, the Predecessor paid for certain expenses such as payroll, insurance and other costs on behalf of certain related parties. The related parties generally reimburse such amounts on a monthly basis. At March 31, 2005 and December 31, 2004, amounts owed to the Predecessor by its related parties amounted to $121,000 and $147,000 and are included in due from related parties.

13. Subsequent Events

In April 2005, the Company closed ten individual non cross-collateralized fixed rate mortgage loans totaling $276.0 million. The loans are each for a term of ten years with a fixed rate of 5.34%. Following the closing, more than 85% of the Company’s outstanding debt is fixed rate.

In April 2005, the Company sold the Doubletree hotel located in Carson, California and the Holiday Inn hotel located in Mesa, Arizona, to an unrelated third party. The hotels were sold for aggregate gross proceeds of $26.1 million. The operating results of the hotels were included in discontinued operations in the accompanying consolidated and combined statements of operations during the three months ended March 31, 2005 and 2004, as required by SFAS No. 144.

In April 2005, the Company announced its agreement to purchase the 444-room Sutton Place Hotel in Newport Beach, California. The hotel will be managed by Fairmont Hotels & Resorts. The Company is currently under contract to purchase the property with closing scheduled for May 2005. The Company will then commence a major renovation of the hotel’s guestrooms and public areas, anticipated to cost approximately $22.0 million. Upon completion, expected to occur in early 2006, the hotel will be re-named the Fairmont Newport Beach. The Company will use proceeds from its recently completed preferred stock offering to complete the acquisition.

In April 2005, the Company announced an agreement to acquire a portfolio of six Renaissance Hotels containing 3,326 rooms for $419.5 million. The portfolio is part of a joint acquisition of 32 Renaissance Hotels and joint venture interests from CTF Holding LTD by Marriott International, Inc., a real estate opportunity fund and the Company. All of the hotel properties are, and will continue to be, operated by Marriott International or its subsidiaries under the Renaissance Hotels & Resorts brand name. The Company will spend an additional $35.5 million on a capital expenditure program to upgrade the properties. The Company has obtained equity and debt financing commitments to finance the entire cost of the purchase. The Company has agreed to sell approximately 3.75 million shares of common stock to an affiliate of GIC Real Estate, an investment arm of the Government of Singapore, at a purchase price of $20.65 per share. The closing of this offering is contingent upon the closing of the Renaissance hotels acquisition. The Company has also agreed to sell $100.0 million of Series C Convertible Redeemable Preferred Stock to Security Capital Preferred Growth. The convertible preferred stock will be sold at a purchase price of $24.375, will pay a base dividend of 6.45%, will be convertible on a one for one basis into common stock and will be callable after five years. The closing of this offering is contingent upon the closing of the Renaissance hotels acquisition and the closing of the sale of common stock to the affiliate of GIC Real Estate. Additionally, the Company has received a commitment, subject to customary closing conditions, for $250.0 million in mortgage debt secured by four of the hotels being acquired.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in detail in our Form S-11, filed with the Securities and Exchange Commission on March 10, 2005, under the caption “Risk Factors” and elsewhere in this Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt and associated hedging strategies;

•	financial and other covenants in our debt;

•	conflicts of interests with our directors and Westbrook Real Estate Partners, LLC;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of Interstate Hotels & Resorts, Inc., the management company for almost all of our hotels;

•	the ground leases for seven of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures on acquired properties; and

•	other events beyond our control

These factors may cause our actual events to differ materially from the expectations expressed or implied by any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, InterContinental, Hyatt, Starwood, Carlson and Wyndham.

Operations

Our financial data prior to October 26, 2004, is for our predecessor companies, who owned and operated the hotels during the periods presented. In conjunction with our initial public offering, we made substantial changes to our operations to effect the formation and structuring transactions as further discussed in our Form 10-K and to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a result, our historical results of operations prior to October 26, 2004 are not indicative of our current results of operations.

Formation and structuring transactions and our initial public offering. The following items occurred or will affect our future results of operations as a result of our initial public offering:

•	the payment of management fees to Interstate Hotels and Resorts, the Management Company, which has assumed responsibility for our hotel operations pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the employee transfers to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the predecessor companies;

•	the exclusion of two hotels that were not contributed to us;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company, which are estimated to be approximately $2.2 million per year.

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

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings;

•	Other operating revenue, which consists of ancillary hotel revenue such as telephone, transportation, parking, spa, golf, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.; and

•	Management and other fees from affiliates, which consists of other non-operating income and management and other fees from our affiliates prior to our initial public offering.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, other operating revenue or management and other fees from affiliates; and

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate general and administrative expense, which consists of our corporate-level expenses such as payroll and related costs, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

We continually seek to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much we or the Management Company and our other operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially workers’ compensation in our California hotels and health insurance) and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2004 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004(1)
JW Marriott, Cherry Creek, Colorado(2)	196	April 28, 2004

(1)	Opening date of developed hotel.

(2)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for these 2 hotel acquisitions was approximately $49.6 million, or $180,000 per room.

Sale of hotels. The following table sets forth the hotels that have been sold since the beginning of 2004 and indicates their room count and sale date:

Hotel	Rooms	Sales Date
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005
San Marcos Resort, Chandler, Arizona	295	November 18, 2004
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points—Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004

The aggregate net sale proceeds for the seven closed hotel dispositions through March 31, 2005 was $58.4 million, or $36,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through March 31, 2005 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2004 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2004 through December 31, 2004		January 1, 2005 through March 31, 2005
Portfolio Data—Hotels
Number of hotels—beginning of period	61		54
Add: Acquisitions	—		—
Add: Developments	2	(1)	—
Less: Sales	7		—
Less: Assets not included	2	(2)	—

Number of hotels—end of period	54		54
Portfolio Data—Rooms
Number of rooms—beginning of period	14,901		13,183
Add: Acquisitions	—		—
Add: Developments	276		—
Add: Room expansions	20		—
Less: Sales	1,603		—
Less: Assets not included	411	(2)	—

Number of rooms—end of period	13,183		13,183
Average rooms per hotel—end of period	244		244

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.

(2)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) as a result of our initial public offering.

Operating Results

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table presents our unaudited operating results for the three months ended March 31, 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the predecessor companies’ results for the period of January 1, 2004 through March 31, 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$79,624	$75,982	$3,642	4.8%
Food and beverage	25,775	25,538	237.9%
Other operating	11,158	11,074	84.8%
Management and other fees from affiliates	—	377	(377)	(100.0)%

Total revenues	116,557	112,971	3,586	3.2%

OPERATING EXPENSES
Room	17,784	17,380	404	2.3%
Food and beverage	18,291	17,669	622	3.5%
Other hotel	37,481	36,393	1,088	2.9%
Property general and administrative	12,452	9,920	2,532	25.5%
Corporate general and administrative	3,519	4,622	(1,103)	(23.5)%
Depreciation and amortization	14,063	13,839	224	1.6%
Impairment loss	—	7,439	(7,439)	(100.0)%

Total operating expenses	103,590	107,262	(3,672)	(3.4)%

Operating income	12,967	5,709	7,258	127.1%
Interest and other income	306	102	204	200.0%
Interest expense	(12,168)	(13,342)	1,174	8.8%

Income (loss) before minority interest, income taxes and discontinued operations	1,105	(7,531)	8,636	NA
Minority interest	(151)	8	(159)	NA
Income tax provision	—	(1,303)	1,303	100.0%

Income (loss) from continuing operations before discontinued operations	954	(8,826)	9,780	NA
Income (loss) from discontinued operations	843	(16,519)	17,362	NA

NET INCOME (LOSS)	1,797	$(25,345)	$27,142	NA

Preferred stock dividends	(388)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,409

Operating Statistics
Occupancy(1)	68.8%	66.6%	2.2%	3.3%
Average daily rate(1)	$101.75	$96.90	$4.85	5.0%
RevPAR(1)	$70.00	$64.54	$5.46	8.5%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $3.6 million net, primarily attributable to (1) organic growth in our existing portfolio base of $5.4 million due to increases in ADR and occupancy and (2) $0.5 million related to a mid-year 2004 acquisition, partially offset by $2.3 million related to properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during 2005 and the factors that drove our room revenue increase, a mid year 2004 acquisition and new banquet and catering menus partially offset by properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies.

Other operating revenue. Our increased occupancy led to increases in other operating revenue, such as parking, entertainment and guest services, and operating revenue also increased due to a mid-year 2004 acquisition, partially offset by properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies and the continuing trend of declining telephone revenue.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by related parties. As a result of our initial public offering, we no longer receive any management or other fees from these hotels.

Other hotel expenses. Increase in other hotel expenses was primarily driven by higher occupancy and a mid-year 2004 acquisition, partially offset by properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies and ground lease expense related to the ground lease purchased as a part of our formation and structuring transactions.

Property general and administrative expense. Property general and administrative expense increased as a result of the $2.1 million in management and accounting fees payable to the Management Company as well as other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, and a mid-year 2004 acquisition, partially offset by properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies.

Corporate general and administrative expense. Corporate general and administrative expense decreased as a result of the expected decrease in salaries and wages attributable to the transfer of certain employees to the management company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base and a mid year 2004 acquisition, partially offset by properties included in our first quarter 2004 results of operations that were not contributed by the predecessor companies.

Interest expense. Interest expense decreased primarily as a result of lower average borrowings resulting from the repayment of a portion of our debt at our initial public offering.

Our total notes payable, including the current portion, was $667.7 million at March 31, 2005 and $712.5 million at December 31, 2004, with a weighted average interest rate per annum of approximately 6.5% at March 31, 2005 and 6.1% at December 31, 2004. At March 31, 2005, 51.6% of the amount outstanding under our notes payable was fixed and 48.4% of the amount outstanding under our notes payable was floating.

Impairment loss. Impairment loss in 2004 consists of hotel impairment losses of $7.4 million at three hotels and does not include any goodwill impairment loss. The hotel impairment loss in 2004 related to our determination that the current carrying values of the hotels were no longer recoverable based on estimated future cash flows to be generated by the hotels. This determination resulted from certain depressed hotel markets. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs as described under “—Critical Accounting Policies—Impairment of Long-lived Assets.”

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

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2004 and have two hotels held for sale at March 31, 2005 (which were subsequently sold). Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The decrease in loss from discontinued operations between the periods was primarily due to impairment losses on disposals of $17.0 million in 2004.

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma financial data gives effect to (1) hotels not contributed to us by the predecessor companies, (2) our formation and structuring transactions, (3) our initial public offering, including the sale of shares to Robert A. Alter, and the application of the net proceeds and (4) the incurrence of debt under our new term loan facility and the application of the net proceeds.

The historical financial information for the three months ended March 31, 2004 has been derived from the unaudited combined financial statements of the Sunstone Predecessor Companies, which are included elsewhere in this Form 10-Q. The unaudited pro forma combined statement of operations data for the three months ended March 31, 2004 is presented as if the transactions had occurred as of the beginning of the periods indicated.

The contribution or sale to us of hotels and interests in entities by the Sunstone Predecessor Companies in the formation and structuring transactions were accounted for at the historical cost of such assets similar to a pooling of interests as the Sunstone Predecessor Companies are all under common control.

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

The unaudited pro forma financial data should be read together with our historical consolidated and combined financial statements and related notes included elsewhere in this Form 10-Q and with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The pro forma adjustments are based on available information and upon assumptions that we believe are reasonable; however, we cannot assure you that actual results will not differ from the pro forma information and perhaps in material and adverse ways.

SUMMARY PRO FORMA DATA

Three Months Ended March 31, 2005 Compared to the Pro Forma Three Months Ended March 31, 2004

The following table presents our unaudited operating results and statistics for the three months ended March 31, 2005 and pro forma three months ended March 31, 2004, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31, 2005	Pro Forma Three Months Ended March 31, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$116,557	$110,315	$6,242	5.7%
Operating income	$12,967	$4,031	$8,936	221.7%
Income (loss) from continuing operations before minority interest, interest, income taxes and discontinued operations	$1,105	$(6,386)	$7,491	NA
Operating Statistics
Occupancy	68.8%	66.6%	2.2%	3.3%
Average daily rate	$101.75	$96.90	$4.85	5.0%
RevPAR	$70.00	$64.54	$5.46	8.5%

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended March 31, 2004

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations(1)		Management Company(2)	Other Adjustments(3)		Subtotal	Offering(4)		Pro Forma
REVENUES
Room	$75,982	$(1,838	)(1a)				$74,144			$74,144
Food and beverage	25,538	(291	)(1b)				25,247			25,247
Other operating	11,074	(150	)(1c)				10,924			10,924
Management and other fees from related parties	377				$(377	)(3a)	—			—

Total revenues	112,971	(2,279)		—	(377)		110,315	—		110,315

OPERATING EXPENSES
Room	17,380	(321	)(1d)				17,059			17,059
Food and beverage	17,669	(198	)(1e)				17,471			17,471
Other hotel	36,393	(804	)(1f)				35,589	$(286	)(4a)	35,303
General and administrative	14,542	(336	)(1g)	$(12,713)	(1,493	)(3b)	—			—
General and administrative—corporate	—				2,043	(3b)
					456	(3c)	2,499			2,499
General and administrative—property operations	—			11,581			11,581			11,581
Management fee expense	—			1,413			1,413			1,413
Depreciation and amortization	13,839	(320	)(1h)				13,519			13,519
Impairment loss	7,439						7,439			7,439

Total operating expenses	107,262	(1,979)		281	1,006		106,570	(286)		106,284

Operating income (loss)	5,709	(300)		(281)	(1,383)		3,745	286		4,031
Interest and other income	102						102			102
Interest expense	(13,342)	242	(1i)				(13,100)	2,581	(4b)	(10,519)

Income (loss) from continuing operations before minority interest and income taxes	(7,531)	(58)		(281)	(1,383)		(9,253)	2,867		(6,386)
Minority interest	8						8	610	(4c)	618
Provision for income taxes	(1,303)				1,303	(3d)	—			—

Income (loss) from continuing operations	$(8,826)	$(58)		$(281)	$(80)		$(9,245)	$3,477		$(5,768)

Income (loss) per share from continuing operations:
Basic										$(0.17)

Diluted										$(0.17)

Common shares outstanding:
Basic										34,519

Diluted										34,519

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended March 31, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended March 31, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los Angeles, California, which were not contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2004 or held for sale at March 31, 2005 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of the following from Embassy Suites, Los Angeles, California:
1a.	Room revenue	$1,838

1b.	Food and beverage revenue	$291

1c.	Other operating revenue	$150

1d.	Room expense	$321

1e.	Food and beverage expense	$198

1f.	Other hotel expenses	$804

1h.	Depreciation and amortization expense	$320

1i.	Interest expense	$242

1g.	Represents the elimination of general and administrative:

	JW Marriott, Cherry Creek, Colorado	$162

	Embassy Suites Hotel, Los Angeles, California	174

		$336

(2)    Represents the transfer of employee-related expenses from the corporation that managed 49 of our hotels and employed the employees for those hotels as well as certain corporate personnel involved in hotel management to the Management Company:

	Transfer of employee-related expenses	$11,581
	Management fee expense	1,413

		$12,994

(3) Other adjustments represents:

3a.	Elimination of management and other fees from affiliates as a result of the formation and structuring transactions	$377

3b.	Estimated continuing and additional costs of being a public company:
	Continuing costs	$1,493
	Additional costs	550

		$2,043

3c.	Reflects the grants of restricted stock unit award:
	Compensation expense	$131
	Amortization of deferred stock compensation	326

		$456

3d.	As a result of its leases with Sunstone Hotel Partnership, the TRS Lessee would not have had any taxable income on a pro forma basis. Accordingly, the historical provision for income taxes has been eliminated.	$(1,303)

(4)    The effect of the application of the net proceeds of our initial public offering, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our new term loan facility and the application of the net proceeds under our new term loan facility.

4a.	Reflects the reduction of ground lease expense as a result of the acquisition of the ground lessor’s interest in the ground lease relating to the Embassy Suites Hotel, Chicago, Illinois.	$286

4b.	Reflects the change in interest expense for the following items:
	Decrease in interest expense for the repayment of debt with the net proceeds of our initial public offering	$3,629
	Increase in interest expense for debt under the new term loan facility	(1,048)

		$2,581

	If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $293.
4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following the formation and structuring transactions.	$(618)
		8

		$(610)

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, contributions by the Sunstone Predecessor Companies and proceeds of our initial public offering and preferred offering. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Sunstone Predecessor Companies, repayment of notes payable and dividends.

Operating activities. Net cash provided by operating activities was $16.2 million for the three months ended March 31, 2005 compared to $9.3 million for the three months ended March 31, 2004. This increase was primarily due to changes in our operating assets and liabilities as well as improved profitability during the three months ended March 31, 2005.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities for renovations in our hotels was $13.7 million in the three months ended March 31, 2005 compared to $18.4 million in the three months ended March 31, 2004.

Financing activities. Net cash provided by financing activities was $61.4 million for the three months ended March 31, 2005 compared to $5.8 million for the three months ended March 31, 2004. Net cash provided by financing activities for the three months ended March 31, 2005, consisted primarily of net proceeds from our preferred securities offering of $117.5 million partially offset by $11.0 million of dividends and distributions to our shareholders and OP unit holders and $45.0 million of principal payments on notes payable. Net cash provided by financing activities for the three months ended March 31, 2004, consisted primarily of proceeds from notes payable of $1.3 million and contributions from the Sunstone Predecessor Companies of $7.5 million partially offset by $300,000 of distributions to the Sunstone Predecessor Companies and $2.7 million principal payments on notes payable.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses and distributions to holders of our common stock and membership units of our operating partnership. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we have a $150.0 million senior secured revolving credit facility.

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties. We have interest rate protection agreements covering all of our variable rate debt, which accounted for 48.4% of our total outstanding indebtedness at March 31, 2005. In April 2005, the Company closed ten individual non cross-collateralized fixed rate mortgage loans totaling $276.0 million. The loans are each for a term of ten years with a fixed rate of 5.34%. Following the closing, more than 85% of the Company’s outstanding debt is fixed rate. We believe this debt capital structure is appropriate for the operating characteristics of our business and provides for significant prepayment and refinancing flexibility.

In the future, we may also explore other financing alternatives, including our sale of equity and debt securities. Our ability to incur additional debt depends on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders under our existing notes payable, including our revolving credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2005 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$667,693	$215,073	$54,006	$80,731	$317,883
Operating lease obligations	179,079	2,734	5,191	5,191	165,963
Construction commitments	5,963	5,963	—	—	—
Franchise obligations	5,350	300	600	600	3,850
Employment obligations	4,744	1,275	2,321	1,148	—

Total	$862,829	$225,345	$62,118	$87,670	$487,696

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2005 are expected to be approximately $65.0 million to $75.0 million. This renovation budget includes our $6.0 million of contractual construction commitments. All of these amounts are expected to be funded out of our cash and reserve accounts. Our capital expenditures could increase if we determine to acquire, renovate or develop additional hotels in the future. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. For example, in the case of the Residence Inn by Marriott, Rochester, Minnesota, opened in June 2004, the loan agreement requires an increase in the reserve percentage from 0.0% to 4.0% of the gross revenue between the first operating year and the beginning of the third operating year, respectively. As of March 31, 2005, $8.7 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. At March 31, 2005, our interest rate caps consisted of the following:

As of March 31, 2004 Notional Amount	LIBOR Rate at which Exposure is Capped		Interest Rate Cap Maturity
(in millions)
$359.5	5.90%		9/1/2005
224.5	6.75	%(1)	1/3/2006
54.5	6.50%		1/3/2006
60.0	4.50%		10/11/2005
18.2	4.50%		10/11/2005
38.0	6.30%		11/11/2005
6.3	4.50%		5/22/2006

$761.0

(1)	Reflects the weighted average of the seven tranches of mortgages, each with specific notional amounts and LIBOR cap agreements.

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the three months ended March 31, 2005, our mark to market adjustments of these contracts resulted in a net gain of $1,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented and did not have any upon the completion of our offering.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business as indicated in the table below. Revenue for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, SARS, airline strikes, economic factors and other considerations affecting travel. Our revenues by quarter during 2004 and 2005 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2004	$112,971	$123,583	$132,174	$122,561
2005	$116,557

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2005, our total outstanding debt was approximately $667.7 million, of which approximately $323.2 million, or 48.4%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.2 million annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $3.2 million annually.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2003, a suit against the Predecessor was filed in United States District Court, Phoenix, Arizona Division, by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of our hotels. We have liability insurance to cover this claim subject to certain insurance deductibles. The litigation has commenced and we and our insurance company’s lawyers have not been able to assess the exposure, if any, to us associated with this litigation.

Additionally, we are involved from time to time in various claims and other legal actions in the ordinary course of business. We do not believe that the resolution of such additional matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series B Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

10.16	Form of First Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 10, 2005	By:	/s/ JON D. KLINE
Jon D. Kline
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series B Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

10.16	Form of First Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002