Form 10-Q
period 2005-06-30
Sunstone Hotel Investors, Inc.
filed 2005-08-09
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, 41,877,321 shares, $0.01 par value per share, of the registrant’s common stock were outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,753	$5,966
Restricted cash	34,581	28,910
Accounts receivable, net	34,751	28,273
Due from affiliates	213	147
Inventories	2,342	2,522
Prepaid expenses	2,760	2,297

Total current assets	136,400	68,115
Investment in hotel properties, net	1,537,826	1,127,272
Other real estate, net	7,283	7,519
Investment in unconsolidated joint venture	20,018	—
Deferred financing costs, net	7,476	7,638
Goodwill	27,299	28,493
Other assets, net	33,843	14,708

Total assets	$1,770,145	$1,253,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,745	$25,021
Accrued payroll and employee benefits	4,421	5,814
Due to Management Company	17,214	15,401
Dividends payable	14,874	9,962
Distributions payable	1,054	1,054
Other current liabilities	20,527	18,902
Current portion of notes payable	2,716	45,009

Total current liabilities	82,551	121,163
Notes payable, less current portion	964,480	667,452
Other liabilities	2,539	2,968

Total liabilities	1,049,570	791,583
Commitments and contingencies (Note 12)
Minority interest	48,635	44,830
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; Series A 4,850,000 shares issued and outstanding at June 30, 2005 and none at December 31, 2004, stated at liquidation preference of $25.00 per share	121,250	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,877,321 shares issued and outstanding	419	345
Additional paid in capital	599,813	452,124
Deferred stock compensation	(7,169)	(7,278)
Accumulated deficit	(7,568)	(17,897)
Cumulative dividends	(34,805)	(9,962)

Total stockholders’ equity	671,940	417,332

Total liabilities and stockholders’ equity	$1,770,145	$1,253,745

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
REVENUES
Room	$92,593	$85,319	$172,217	$161,301
Food and beverage	28,986	27,863	54,761	53,401
Other operating	10,615	10,256	21,773	21,330
Management and other fees from affiliates	—	145	—	522

Total revenues	132,194	123,583	248,751	236,554

OPERATING EXPENSES
Room	19,449	18,563	37,233	35,943
Food and beverage	19,579	19,191	37,870	36,860
Other operating	7,063	7,102	14,242	14,123
Advertising and promotion	7,789	7,332	15,377	14,260
Repairs and maintenance	5,388	5,213	10,590	10,266
Utilities	4,696	4,763	9,734	9,752
Franchise costs	6,921	6,435	13,003	12,215
Property tax, ground lease, and insurance	5,640	6,639	12,032	13,261
Property general and administrative	16,549	10,794	29,001	20,714
Corporate general and administrative	2,763	6,811	5,751	11,433
Depreciation and amortization	14,942	13,893	29,005	27,732
Amortization of deferred stock compensation	483	—	1,014	—
Impairment loss	—	—	—	7,439

Total operating expenses	111,262	106,736	214,852	213,998

Operating income	20,932	16,847	33,899	22,556
Interest and other income	1,398	114	1,704	216
Interest expense	(15,247)	(12,762)	(27,415)	(26,104)

Income (loss) before minority interest, income taxes and discontinued operations	7,083	4,199	8,188	(3,332)
Minority interest	(643)	158	(794)	166
Income tax benefit	—	1,502	—	199

Income (loss) from continuing operations before discontinued operations	6,440	5,859	7,394	(2,967)
Income (loss) from discontinued operations	2,092	(2,004)	2,935	(18,523)

NET INCOME (LOSS)	8,532	$3,855	10,329	$(21,490)

Preferred stock dividends	(2,414)		(2,802)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,118		$7,527

Basic and diluted per share amounts:
Income from continuing operations available to common stockholders	$0.11		$0.13
Income from discontinued operations	0.06		0.08

Income available to common stockholders per common share	$0.17		$0.21

Weighted average common shares outstanding:
Basic	35,591		35,061

Diluted	35,903		35,360

Dividends paid per common share	$0.285		$0.570

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Unearned and Accrued Stock Compensation
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Cumulative Dividends	Total
Balance at December 31, 2004 (audited)			34,518,616	$345	$452,124	$(7,278)	$(17,897)	$(9,962)	$417,332
Net proceeds from sale of preferred stock	4,850,000	$121,250			(3,799)				117,451
Net proceeds from sale of common stock			7,344,000	74	155,703				155,777
Issuance of unvested restricted common stock			14,705		930	(930)			—
Vesting of restricted common stock					(25)	1,039			1,014
Common dividends declared and payable at $0.570 per share								(22,041)	(22,041)
Preferred dividends declared and payable at $0.578 per share								(2,802)	(2,802)
Reallocation of minority interest					(5,120)				(5,120)
Net income							10,329		10,329

Balance at June 30, 2005 (unaudited)	4,850,000	$121,250	41,877,321	$419	$599,813	$(7,169)	$(7,568)	$(34,805)	$671,940

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	The Company	The Predecessor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,329	$(21,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt (recovery) expense	(724)	136
Minority interest	794	(166)
(Gain) loss on sale of hotel properties	(2,384)	381
Depreciation	29,214	29,645
Amortization of deferred franchise fees	82	144
Amortization of deferred financing costs	2,444	2,510
Amortization of deferred stock compensation	1,014	—
Impairment loss—investment in hotel properties and discontinued operations	—	24,393
Loss on interest rate cap agreements	3	459
Deferred income taxes	—	(1,944)
Changes in operating assets and liabilities:
Cash from discontinued operations	—	(207)
Restricted cash	(5,671)	2,431
Accounts receivable	(5,754)	(4,618)
Due from affiliates	(66)	15
Inventories	180	(71)
Prepaid expenses and other assets	(20,149)	15
Accounts payable and other liabilities	(2,080)	(2,498)
Accrued payroll and employee benefits	(1,393)	(516)
Accrued pension liability	—	(96)
Due to Management Company	1,813	—

Net cash provided by operating activities	7,652	28,523

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	27,165	29,370
Acquisition of unconsolidated joint venture	(20,018)	—
Acquisitions of hotel properties	(439,135)	(38,820)
Additions to hotel properties and other real estate	(23,515)	(33,065)

Net cash used in investing activities	(455,503)	(42,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offering	121,250	—
Payment of preferred securities offering costs	(3,799)	—
Proceeds from common stock offerings	160,801	—
Payment of common stock offerings costs	(5,024)	—
Proceeds from notes payable	535,380	28,663
Payments on notes payable	(280,645)	(33,342)
(Payments) refunds of deferred financing costs	(2,285)	67
Acquisition of interest rate cap agreements	—	(8)
Dividends and distributions paid	(22,040)	—
Contributions from members	—	25,322
Distributions to members	—	(3,446)
Contributions from minority interest holders	—	105
Distributions to minority interest holders	—	(15)

Net cash provided by financing activities	503,638	17,346

Net increase in cash and cash equivalents	55,787	3,354
Cash and cash equivalents, beginning of period	5,966	20,229

Cash and cash equivalents, end of period	$61,753	$23,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$24,829	$24,550

Income taxes paid	$343	$1,013

NONCASH FINANCING ACTIVITY
Dividends and distributions payable	$15,928	$—

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”), through its 91.9% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in owning, acquiring, selling, and renovating hotel properties in the United States. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

The Company was formed to succeed the businesses of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”), and Sunstone/WB Hotel Investors IV, LLC (“WB IV”) (collectively, the “Sunstone Predecessor Companies” or the “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The Company was incorporated in Maryland on June 28, 2004, in anticipation of an initial public offering of common stock (the “IPO”), which was consummated on October 26, 2004, concurrently with the consummation of various formation transactions. These transactions were designed to (i) enable the Company to raise the necessary capital to acquire properties from the Predecessor and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisitions, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to real estate investment trusts, (iv) facilitate potential financings and (v) preserve certain tax advantages for the Predecessor. From June 28, 2004 through October 26, 2004, the Company did not have any operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements for the three and six months ended June 30, 2004 include the accounts of SHI, WB, and WB IV. Significant intercompany accounts and transactions have been eliminated for all periods presented.

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

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at June 30, 2005 and December 31, 2004 includes an allowance for doubtful accounts of $846,000 and $2.2 million, respectively.

At June 30, 2005 and December 31, 2004, the Company had approximately $7.9 million and $12.3 million in accounts receivable, respectively, with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $100,000 and $1.3 million at June 30, 2005 and December 31, 2004, respectively. Additionally, the Company has taken a $2.1 million reserve due to a contract interpretation issue with a customer relating to applicable contract rates during the period from early 2003 through May 2005.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $1.3 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively.

Minority Interest

Minority interest represents the limited membership interests in the Operating Partnership. The carrying value of the minority interest has been increased by the minority interests’ share of earnings and reduced by cash distributions and the purchase of limited partnership interests. The weighted average number of limited partnership units for the six months ended June 30, 2005, was 3,699,572. When the Company raises additional equity, it contributes the proceeds to the Operating Partnership for an equivalent number of partnership units. In the event of other changes in common equity, an adjustment to minority interest in the Operating Partnership and stockholders’ equity is recorded to reflect the Company’s increased or decreased ownership in the Operating Partnership. The reconciliation of minority interests for the six months ended June 30, 2005, is as follows (in thousands, except unit data):

	Minority Interests	Units
Balance at December 31, 2004 (audited)	$44,830	3,699,572
Distributions payable	(2,109)
Reallocation of minority interest	5,120
Net income	794

Balance at June 30, 2005 (unaudited)	$48,635	3,699,572

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Numerator:
Net income	$8,532	$10,329
Less preferred dividends	(2,414)	(2,802)

Numerator for basic and diluted earnings available to common stockholders	$6,118	$7,527

Denominator:
Weighted average basic common shares outstanding	35,591	35,061
Unvested restricted stock awards	312	299

Weighted average diluted common shares outstanding	35,903	35,360

Basic and diluted earnings available to common stockholders per common share	$0.17	$0.21

Reclassifications

Certain amounts included in the combined financial statements for prior periods have been reclassified to conform with the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Land	$177,899	$131,974
Buildings and improvements	1,374,099	1,025,136
Fixtures, furniture and equipment	191,203	154,293
Franchise fees	1,419	1,393
Construction in process	5,356	3,833

	1,749,976	1,316,629
Accumulated depreciation and amortization	(212,150)	(189,357)

	$1,537,826	$1,127,272

On June 23, 2005, the Company purchased interests in six Renaissance hotels for approximately $433.7 million. These Renaissance hotels are managed by Marriott International, Inc. (“Marriott”). Marriott’s reporting periods include 12 weeks each for the first, second and third quarters of the year and 16 weeks for the fourth quarter. Marriott’s second quarter ended on June 17, 2005, and, as such, the Company has not included any of the six hotels’ results of operations for the quarterly period ended June 30, 2005. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on the preliminary allocated purchase price for the eight days it owned the properties in the quarter.

Hotel	Location	Number of Rooms
Renaissance Long Beach Hotel	Long Beach, California	373
Renaissance Westchester Hotel	White Plains, New York	357
Renaissance Orlando Resort at SeaWorld Hotel	Orlando, Florida	780
Renaissance Harborplace Hotel	Baltimore, Maryland	622
Renaissance Washington, D.C. Hotel	Washington, D.C.	807
Renaissance Atlanta Concourse Hotel	Atlanta, Georgia	387

The acquisition of the Renaissance Orlando Resort at SeaWorld Hotel represents an 85% interest in that property and is being consolidated on the balance sheet. The acquisition of the Renaissance Washington, D.C. Hotel represents a 25% interest in that property and is recorded as an investment in unconsolidated joint venture on the balance sheet. In July 2005, the Company acquired the remaining 75% interest in the Renaissance Washington, D.C. Hotel.

On June 27, 2005, the Company purchased the 203-room Sheraton located in Cerritos, California for approximately $25.4 million. The results of operations for the four days the Company owned the hotel in June 2005 have been included in the statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on the preliminary allocated purchase price for the four days it owned the properties in the quarter.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company and its Predecessor sold seven hotel properties during 2004 and two hotel properties during the six months ended June 30, 2005. These nine hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three and six months ended June 30, 2005 and 2004, related to hotel properties held for sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$489	$9,222	$4,366	$21,555
Operating expenses	(650)	(8,810)	(3,176)	(18,866)
Interest expense	(131)	(925)	(348)	(1,760)
Depreciation and amortization	—	(831)	(291)	(2,057)
Impairment loss	—	—	—	(16,954)
Gain (loss) on sale of hotels	2,384	(280)	2,384	(381)
Provision for income taxes	—	(380)	—	(60)

Income (loss) from discontinued operations	$2,092	$(2,004)	$2,935	$(18,523)

5. Other Real Estate

Other real estate consists of the following (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,443	4,436
Fixtures, furniture and equipment	3,665	3,602

	9,708	9,638
Accumulated depreciation	(2,675)	(2,369)

	7,033	7,269
Land held for future development or sale	250	250

	$7,283	$7,519

6. Other Assets

Other assets at June 30, 2005, include $19.0 million held in escrow for the acquisition of the Sutton Place Hotel in Newport Beach, California, $3.5 million for the acquisition of the remaining 75% interest in the Renaissance Washington, D.C. Hotel, $2.0 million in capital expenditures for the Sutton Place Hotel and $9.3 million of other assets.

7. Derivative Financial Instruments

At June 30, 2005 and December 31, 2004, the Company held interest rate cap agreements to manage its exposure to interest rate risks related to its floating rate debt. The fair values of the interest rate cap agreements are included in deferred financing costs, net on the consolidated balance sheets as of June 30, 2005 and December 31, 2004. None of the Company’s interest rate cap agreements held as of June 30, 2005 and December 31, 2004 qualify for effective hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s and the Predecessors’ interest rate cap agreements for the three months ended June 30, 2005 and 2004 resulted in a net loss of $4,000 and $23,000, respectively, and for the six months ended June 30, 2005 and 2004 resulted in a net loss of $3,000 and $459,000, respectively. The changes in fair value have been reflected as an increase in interest expense for the three and six months ended June 30, 2005 and 2004.

The following table summarizes the interest rate cap agreements (dollars in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Notional amount of variable rate debt	$761,037	$775,500
Fair value of interest rate caps	$1	$4
Interest rate cap rates	4.50% -7.19%	2.65% -7.19%
Maturity dates	September 2005 – May 2006	January 2005 – May 2006

8. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Notes payable requiring payments of interest and principal, with interest at rates ranging from variable of one-month LIBOR plus 2.35% to fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 44 hotel properties and one laundry facility.	$892,196	$626,029

Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008.	75,000	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on eight hotel properties. Total available under the revolving credit facility was $121.3 million at June 30, 2005. The revolving credit facility matures in October 2007 and has a one year extension.

	—	5,500

Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25% and is collateralized by one hotel. The loan was paid off in March 2005.	—	5,932

	967,196	712,461
Less: current portion	(2,716)	(45,009)

	$964,480	$667,452

In April 2005, the Company closed ten individual non cross-collateralized mortgage loans totaling $276.0 million. The loans are each for a term of ten years and have a fixed rate of 5.34%. The proceeds of these loans were used to repay $244.3 million of existing mortgage loans.

In June 2005, the Company closed $250.0 million in mortgage loans with terms ranging between seven and eleven years and a weighted average fixed interest rate of 5.14%. The proceeds of these loans were used to fund the acquisition of interests in six Renaissance hotels.

In June 2005, the Company assumed a $9.2 million fixed rate mortgage loan with a maturity date of August 2024 and a fixed interest rate of 8.78% in connection with the acquisition of the Sheraton Cerritos, Cerritos, California.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense—continuing operations	$11,151	$11,717	$22,201	$23,624
Interest expense—discontinued operations	67	557	281	1,272
Prepayment penalty paid—continuing operations	2,834	—	2,834	—

	$14,052	$12,274	$25,316	$24,896

9. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Current:
Federal	$—	$(469)	$—	$(1,456)
State	—	99	—	(349)

	—	(370)	—	(1,805)

Deferred:
Federal	609	1,850	2,057	1,910
State	156	563	526	831

	765	2,413	2,583	2,741
Valuation allowance	(765)	(921)	(2,583)	(797)

Income tax benefit	$—	$1,122	$—	$139

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Benefit from (provision for) continuing operations:
Current	$—	$(370)	$—	$(1,805)
Deferred	—	1,872	—	2,004

Benefit from continuing operations	—	1,502	—	199

Benefit from (provision for) discontinued operations:
Current	—	—	—	—
Deferred	—	(380)	—	(60)

Provision for discontinued operations	—	(380)	—	(60)

Benefit from income taxes	$—	$1,122	$—	$139

The provision for income taxes differs from the federal statutory rate due to various expenses that are not deductible for tax purposes.

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	June 30, 2005	December 31, 2004
Deferred tax assets:
NOL carryover	$3,771	$1,603
State taxes and other	7	16
Other reserves	4,677	4,258

Current deferred tax asset before valuation allowance	8,455	5,877

Deferred tax liabilities:
Depreciation	(58)	(74)
Other	(33)	(22)

	(91)	(96)

Net deferred tax assets	8,364	5,781
Valuation allowance	(8,364)	(5,781)

	$—	$—

The deferred tax assets at June 30, 2005 were primarily due to net operating loss carryforwards and timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At June 30, 2005 and December 31, 2004, the Company had federal net operating loss carryforwards of $9.6 million and $4.1 million, respectively, which begin to expire in 2024.

At June 30, 2005 and December 31, 2004, the Company had state net operating loss carryforwards of $9.6 million and $4.1 million, respectively, which begin to expire in 2011.

10. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the Series B were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under our credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at our option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock will generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at our next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on our board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

Common Stock

On October 26, 2004, the Company commenced operations after completing the IPO, which consisted of the sale of 21,294,737 shares of common stock at a price per share of $17.00, generating gross proceeds of $362.0 million. The proceeds to the Company, net of underwriters’ discount and offering costs, were $333.5 million. The proceeds from the IPO were used to acquire limited partnership interests in the Operating Partnership held by the Predecessors’ members as a result of the IPO for $195.9 million, repay secured notes payable of $210.1 million, and purchase a ground lessor’s interest in a ground lease under one of the properties that was purchased for $6.3 million. On November 23, 2004, as a result of the exercise of the underwriters’ over-allotment option, the Company sold an additional 3,165,000 shares of common stock resulting in gross proceeds of $53.8 million which it used to purchase an additional 3,165,000 limited partnership interests in the Operating Partnership from the Predecessor.

On June 10, 2005, the Company and selling stockholders completed a follow-on offering of 12,180,800 shares of common stock at a price per share of $23.40 (before underwriting discounts and offering costs). The public offering consisted of 3,000,000 primary shares, generating gross proceeds of $70.2 million and 9,180,800 secondary shares sold by affiliates of Westbrook Partners, LLC. The proceeds to the Company, net of underwriters’ discount and offering costs, were $65.3 million and were used for acquisitions.

On June 23, 2005, the Company completed a private offering to GIC Real Estate, an investment arm of the Government of Singapore, of 3,750,000 and 294,000 shares of common stock at a price per share of $20.65 and $21.97, respectively, generating gross proceeds of $83.9 million. The proceeds to the Company, net of offering costs, were $83.8 million and were used for acquisitions.

On June 28, 2005, the Company completed a private offering to Security Capital Preferred Growth Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, of 300,000 shares of common stock at a price per share of $22.347, generating net proceeds of $6.7 million which were used for acquisitions.

11. Long-Term Incentive Plan

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the three and six months ended June 30, 2005, the Company’s expense related to these restricted shares was $483,000 and $1.0 million, respectively. At June 30, 2005 and December 31, 2004, the unearned compensation related to restricted share grants was $7.2 million and $7.3 million, respectively, and has been classified as a component of stockholders’ equity in the accompanying balance sheet.

12. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company and Predecessor during the three and six months ended June 30, 2005 and 2004, were both $7.0 million and $13.4 million, respectively. Of the total franchise costs, franchise royalties were both $3.8 million for the three months ended June 30, 2005 and 2004, and $7.3 million and $7.4 million, respectively, for the six months ended June 30, 2005 and 2004. The remaining franchise costs include advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At June 30, 2005 and December 31, 2004, the Company had various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at June 30, 2005 and December 31, 2004 totaled $11.3 million and $7.8 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended June 30, 2005 and 2004 totaled $875,000 and $969,000, respectively, and for the six months ended June 30, 2005 and 2004 totaled $1.6 million and $1.9 million, respectively, and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended June 30, 2005 and 2004 totaled $96,000 and $189,000, respectively, and for the six months ended June 30, 2005 and 2004 totaled $192,000 and $378,000, respectively, and was included in general and administrative expenses in the accompanying statements of operations.

Contract Interpretation Issue

The Company has a contract interpretation issue with a customer who is operating under a contract with the United States government. The ultimate resolution of this issue could result in the Company reimbursing this customer for certain amounts. The Company has reserved $2.1 million at June 30, 2005 related to this matter. However, the ultimate resolution of this matter could result in a reimbursement to the customer in an amount in excess of $2.1 million.

Other

At June 30, 2005 and December 31, 2004, the Company had $28.7 million and $34.8 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.

13. Transactions With Affiliates

Management Fees

On March 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Nashville, Tennessee owned by an affiliate. The agreement expires March 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the IPO, this agreement was cancelled and a new agreement was entered into with Interstate Hotels & Resorts, Inc., or the Management Company.

On January 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Beverly Hills, California owned by the affiliate. The agreement expires January 30, 2009 and includes successive one-year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the IPO, this agreement was cancelled and a new agreement was entered into with the Management Company.

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

For the three and six months ended June 30, 2004, aggregate management fees and asset management fees earned from affiliates totaled $129,000 and $184,000, respectively. The Company did not earn any management fees for the three and six months ended June 30, 2005.

Asset Management Fees

Following the Company’s IPO, the Company entered into asset management agreements to supervise outstanding capital expenditure projects for four hotel properties owned by affiliates.

Accounting Fee

Prior to the Company’s IPO, the Company received an accounting fee from certain affiliates equal to $10 per available room per month. Aggregate accounting fees earned from affiliates totaled $16,000 and $20,000 for the three and six months ended June 30, 2004, respectively.

Acquisition Fees

During the three and six months ended June 30, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Predecessor received aggregate acquisition fees in the amount of $0 and $318,000, respectively, in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. The Company did not earn any acquisition fees for the three and six months ended June 30, 2005.

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2005 and December 31, 2004, amounts owed to the Company by its affiliates amounted to $213,000 and $147,000 and are included in due from affiliates.

14. Subsequent Events

In July 2005, the Company acquired the 444-room Sutton Place Hotel in Newport Beach, California for $72.3 million and has named Fairmont Hotels & Resorts as manager. The Company has commenced a major renovation of the hotel’s guestrooms and public areas, anticipated to cost approximately $22.0 million. Following the acquisition, the hotel was re-named the Fairmont Newport Beach.

In July 2005, the Company completed its acquisition of the remaining 75% interest in the Renaissance Washington, D.C. Hotel. The Company had previously acquired 25% of the hotel as part of the six hotel Renaissance acquisition that closed on June 23, 2005. The hotel will continue to be operated by Marriott under the Renaissance Hotels & Resorts brand name.

In July 2005, the Company closed on the sale of 4,102,564 shares of Series C Convertible Redeemable Preferred Stock to Security Capital Preferred Growth Incorporated for gross proceeds of approximately $100.0 million. The convertible preferred stock was sold at a purchase price of $24.375, will pay a base dividend of 6.45%, will be convertible on a one for one basis into common stock and will be callable at par after five years. In certain circumstances, the holders of the series C preferred stock have the right to require the Company to redeem any or all of the series C preferred stock.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Form S-11, filed with the Securities and Exchange Commission on June 3, 2005, under the caption “Risk Factors” and elsewhere in this Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	conflicts of interests with our directors and Westbrook Real Estate Partners, LLC;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of Interstate Hotels & Resorts, Inc., the management company for a majority of our hotels;

•	the ground leases for ten of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures on acquired properties; and

•	other events beyond our control.

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

Operations

Our financial data prior to October 26, 2004 is for our predecessor companies, who owned and operated the hotels during the periods presented. In conjunction with our initial public offering, we made substantial changes to our operations to effect the formation and structuring transactions as further discussed in our Form 10-K and to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a result, our historical results of operations prior to October 26, 2004 are not indicative of our current results of operations.

Formation and structuring transactions and our initial public offering. The following items occurred and affect our future results of operations as a result of our initial public offering:

•	the payment of management fees to Interstate Hotels and Resorts, the Management Company, which has assumed responsibility for our hotel operations pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the employee transfers to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the predecessor companies;

•	the exclusion of two hotels that were not contributed to us;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company.

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

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings;

•	Other operating revenue, which consists of ancillary hotel revenue such as telephone, transportation, parking, spa, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.; and

•	Management and other fees from affiliates, which consists of other non-operating income and management and other fees from our affiliates prior to our initial public offering.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, other operating revenue or management and other fees from affiliates.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate general and administrative expense, which consists of our corporate-level expenses such as payroll and related costs, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2004 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
Sutton Place Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington, D.C.	807	June 23, 2005	(2)
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004	(3)
JW Marriott, Cherry Creek, Colorado(4)	196	April 28, 2004

(1)	Acquired 85% ownership interest.

(2)	Acquired 25% ownership interest on June 23, 2005. The remaining 75% interest was acquired subsequent to the end of the second quarter of 2005 on July 13, 2005.

(3)	Opening date of developed hotel.

(4)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for these nine hotel acquisitions, excluding the 25% ownership interest in the Washington D.C. hotel, through June 30, 2005 was approximately $439.1 million, or $161,000 per room.

Sale of hotels. The following table sets forth the hotels that have been sold since the beginning of 2004 and indicates their room count and sale date:

Hotel	Rooms	Sale Date
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005
San Marcos Resort, Chandler, Arizona	295	November 18, 2004

Hotel	Rooms	Sale Date
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004

The aggregate net sale proceeds for the nine closed hotel dispositions through June 30, 2005 were $85.5 million, or $41,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through June 30, 2005 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2004 through June 30, 2005 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2004 through December 31, 2004		January 1, 2005 through June 30, 2005
Portfolio Data—Hotels
Number of hotels—beginning of period	61		54
Add: Acquisitions	—		7	(1)
Add: Developments	2	(2)	—
Less: Sales	7		2
Less: Assets not included	2	(3)	—

Number of hotels—end of period	54		59
Portfolio Data—Rooms
Number of rooms—beginning of period	14,901		13,183
Add: Acquisitions	—		3,529	(4)
Add: Developments	276		—
Add: Room expansions	20		—
Less: Sales	1,603		470
Less: Assets not included	411	(3)	—

Number of rooms—end of period	13,183		16,242
Average rooms per hotel—end of period	244		275

(1)	Includes 25% ownership interest in Renaissance Washington, D.C. The remaining 75% ownership interest was acquired subsequent to the end of the second quarter of 2005 on July 13, 2005.

(2)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.

(3)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) as a result of our initial public offering.

(4)	Reflects all 807 rooms of the Renaissance Washington D.C. Hotel of which we owned a 25% interest as of June 30, 2005. We acquired the remaining 75% in July 2005.

Operating Results

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

The following table presents our unaudited operating results for the three months ended June 30, 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the predecessor companies’ results for the period of April 1, 2004 through June 30, 2004.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$92,593	$85,319	$7,274	8.5%
Food and beverage	28,986	27,863	1,123	4.0%
Other operating	10,615	10,256	359	3.5%
Management and other fees from affiliates	—	145	(145)	(100.0)%

Total revenues	132,194	123,583	8,611	7.0%

OPERATING EXPENSES
Room	19,449	18,563	886	4.8%
Food and beverage	19,579	19,191	388	2.0%
Other hotel	37,497	37,484	13	0.0%
Property general and administrative	16,549	10,794	5,755	53.3%
Corporate general and administrative	2,763	6,811	(4,048)	(59.4)%
Depreciation and amortization	14,942	13,893	1,049	7.6%
Deferred stock compensation	483	—	483	0.0%

Total operating expenses	111,262	106,736	4,526	4.2%

Operating income	20,932	16,847	4,085	24.2%
Interest and other income	1,398	114	1,284	1126.3%
Interest expense	(15,247)	(12,762)	(2,485)	(19.5)%

Income before minority interest, income taxes and discontinued operations	7,083	4,199	2,884	NA
Minority interest	(643)	158	(801)	NA
Income tax benefit	—	1,502	(1,502)	(100.0)%

Income from continuing operations before discontinued operations	6,440	5,859	581	NA
Income (loss) from discontinued operations	2,092	(2,004)	4,096	NA

NET INCOME	8,532	$3,855	$4,677	NA

Preferred stock dividends	(2,414)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,118

Operating Statistics
Occupancy(1)	74.8%	73.5%	1.3%	1.8%
Average daily rate(1)	$107.08	$98.36	$8.72	8.9%
RevPAR(1)	$80.10	$72.29	$7.81	10.8%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $7.3 million, primarily attributable to organic growth in our existing portfolio base of $9.4 million due to increases in ADR and occupancy, partially offset by $2.1 million related to properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during 2005, partially offset by properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Other operating revenue. Other revenue increased due to growth in our electronic purchasing platform, Buy Efficient, L.L.C. and the Rochester, Minnesota laundry facility, partially offset by properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies and the continuing trend of declining telephone revenue.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. As a result of our initial public offering, we no longer receive any management or other fees from these hotels.

Other hotel expenses. Increase in other hotel expenses was primarily driven by higher occupancy and a mid-year 2004 acquisition, partially offset by properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies and ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions.

Property general and administrative expense. Property general and administrative expense increased $5.8 million as a result of the $2.1 million reserve for the contract interpretation issue with a customer, $2.2 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, and a mid-year 2004 acquisition, partially offset by properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies. The $2.1 million reserve relates to a contract interpretation issue with a customer regarding applicable contract rates during the period from early 2003 through May 2005.

Corporate general and administrative expense. Corporate general and administrative expense decreased as a result of the expected decrease in salaries and wages attributable to the transfer of certain employees to the management company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base and a mid year 2004 acquisition, partially offset by properties that were included in our second quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Interest expense. Interest expense increased $2.5 million primarily as a result of a loan prepayment penalty of $2.8 million and a write-off of deferred financing fees of $0.7 million which were partially offset by higher interest expense of $0.6 million in 2004 due to greater average outstanding loan balances and higher amortization of deferred financing fees of $0.5 million in 2004.

Our total notes payable, including the current portion, was $967.2 million at June 30, 2005 and $712.5 million at December 31, 2004, with a weighted average interest rate per annum of approximately 5.3% at June 30, 2005 and 6.1% at December 31, 2004. At June 30, 2005, 90.9% of the amount outstanding under our notes payable was fixed and 9.1% of the amount outstanding under our notes payable was floating.

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

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2004 and two hotels during the second quarter of 2005. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The improvement of $4.1 million in discontinued operations was due to a $1.7 million improvement in income from discontinued operations in 2005 compared to 2004 and a $2.4 million gain on sale in 2005.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The following table presents our unaudited operating results for the six months ended June 30, 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the predecessor companies’ results for the period of January 1, 2004 through June 30, 2004.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$172,217	$161,301	$10,916	6.8%
Food and beverage	54,761	53,401	1,360	2.5%
Other operating	21,773	21,330	443	2.1%
Management and other fees from affiliates	—	522	(522)	(100.0)%

Total revenues	248,751	236,554	12,197	5.2%

OPERATING EXPENSES
Room	37,233	35,943	1,290	3.6%
Food and beverage	37,870	36,860	1,010	2.7%
Other hotel	74,978	73,877	1,101	1.5%
Property general and administrative	29,001	20,714	8,287	40.0%
Corporate general and administrative	5,751	11,433	(5,682)	(49.7)%
Depreciation and amortization	29,005	27,732	1,273	4.6%
Deferred stock compensation	1,014	—	1,014	0.0%
Impairment loss	—	7,439	(7,439)	(100.0)%

Total operating expenses	214,852	213,998	854.4%

Operating income	33,899	22,556	11,343	50.3%
Interest and other income	1,704	216	1,488	688.9%
Interest expense	(27,415)	(26,104)	(1,311)	(5.0)%

Income (loss) before minority interest, income taxes and discontinued operations	8,188	(3,332)	11,520	NA
Minority interest	(794)	166	(960)	NA
Income tax benefit	—	199	(199)	(100.0)%

Income (loss) from continuing operations before discontinued operations	7,394	(2,967)	10,361	NA
Income (loss) from discontinued operations	2,935	(18,523)	21,458	NA

NET INCOME (LOSS)	10,329	$(21,490)	$31,819	NA

Preferred stock dividends	(2,802)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,527

Operating Statistics
Occupancy(1)	72.0%	70.3%	1.7%	2.4%
Average daily rate(1)	$104.55	$97.68	$6.87	7.0%
RevPAR(1)	$75.28	$68.67	$6.61	9.63%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $10.9 million, primarily attributable to organic growth in our existing portfolio base of $14.8 million due to increases in ADR and occupancy, partially offset by $3.9 million related to properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies.

Food and beverage revenue. The food and beverage revenue increase was primarily driven by higher occupancy during 2005 and a mid year 2004 acquisition partially offset by properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies.

Other operating revenue. Our increased occupancy led to increases in other operating revenue, such as parking, entertainment and guest services, and operating revenue also increased due to a mid-year 2004 acquisition, partially offset by properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies and the continuing trend of declining telephone revenue.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. As a result of our initial public offering, we no longer receive any management or other fees from these hotels.

Other hotel expenses. Increase in other hotel expenses was primarily driven by higher occupancy and a mid-year 2004 acquisition, partially offset by properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies and ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions.

Property general and administrative expense. Property general and administrative expense increased $8.3 million as a result of the $2.1 million reserve for the contract interpretation issue with a customer, $4.2 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, and a mid-year 2004 acquisition, partially offset by properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies.

Corporate general and administrative expense. Corporate general and administrative expense decreased as a result of the expected decrease in salaries and wages attributable to the transfer of certain employees to the management company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base and a mid year 2004 acquisition, partially offset by properties that were included in our first half 2004 results of operations but were not contributed to us by the predecessor companies.

Interest expense. Interest expense increased $1.3 million primarily as a result of a loan prepayment penalty of $2.8 million and a write-off of deferred financing fees of $0.7 million which were partially offset by higher interest expense of $1.5 million in 2004 due to greater average outstanding loan balances and higher amortization of deferred financing fees and loss on interest rate caps of $0.7 million in 2004.

Our total notes payable, including the current portion, was $967.2 million at June 30, 2005 and $712.5 million at December 31, 2004, with a weighted average interest rate per annum of approximately 5.3% at June 30, 2005 and 6.1% at December 31, 2004. At June 30, 2005, 90.9% of the amount outstanding under our notes payable was fixed and 9.1% of the amount outstanding under our notes payable was floating.

Impairment loss. Impairment loss in 2004 consists of hotel impairment losses of $7.4 million at six hotels and does not include any goodwill impairment loss. The hotel impairment loss in 2004 related to our determination that the current carrying values of the hotels were no longer recoverable based on estimated future cash flows to be generated by the hotels. This determination resulted from certain depressed hotel markets. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs as described under “—Critical Accounting Policies—Impairment of long-lived assets.”

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

Income (loss) from discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2004 and have two hotels held for sale at June 30, 2005 (which were subsequently sold). Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations. The improvement of $21.4 million in discontinued operations was due to impairment losses on disposals of $17.0 million taken in 2004, a $2.0 million improvement in income from discontinued operations in 2005 compared to 2004 and a $2.4 million gain on sale in 2005.

UNAUDITED PRO FORMA FINANCIAL DATA

For the Three and Six Months Ended June 30, 2004

The following unaudited pro forma financial data for the three and six months ended June 30, 2004, gives effect to (1) hotels not contributed to us by the predecessor companies, (2) our formation and structuring transactions, (3) our initial public offering, including the sale of shares to Robert A. Alter, and the application of the net proceeds and (4) the incurrence of debt under our new term loan facility and the application of the net proceeds.

The historical financial information for the three and six months ended June 30, 2004 has been derived from the unaudited combined financial statements of the Sunstone Predecessor Companies, which are included elsewhere in this Form 10-Q. The unaudited pro forma combined statement of operations data for the three and six months ended June 30, 2004 is presented as if the transactions had occurred as of the beginning of the periods indicated.

The contribution or sale to us of hotels and interests in entities by the Sunstone Predecessor Companies in the formation and structuring transactions were accounted for at the historical cost of such assets similar to a pooling of interests as the Sunstone Predecessor Companies are all under common control.

As of June 30, 2005 and For the Three and Six Months Ended June 30, 2005

The following unaudited pro forma financial data as of June 30, 2005 and for the three and six months ended June 30, 2005, gives effect to (1) the acquisition of the remaining 75% interest in the Renaissance Hotel, Washington D.C., (2) the acquisition of Sheraton, Cerritos, California, (3) the sale by us of 4,102,564 shares of series C convertible redeemable preferred stock, (4) the acquisition of five Renaissance Hotels and a 25% interest in one Renaissance Hotel (the “CTF Acquired Properties”), (5) the acquisition of the Sutton Place Hotel, (6) the sale of 3,750,000 shares of common stock at $20.65 per share and the sale of 294,000 shares of common stock at $21.97 per share to GIC Real Estate, (7) the sale of 300,000 shares of common stock at $22.347 per share to Security Capital Preferred Growth Incorporated and the sale of 3,000,000 shares of common stock at $23.40 (before underwriters’ discount and offering costs) per share to the public, (8) the placement of $250.0 million of fixed rate debt, (9) the replacement of existing debt with $276.0 million in fixed rate debt and (10) the sale by us of 4,850,000 shares of 8.0% series A cumulative redeemable preferred stock.

The following unaudited pro forma financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 give effect to the above transactions if they had not already occurred as if they had occurred on June 30, 2005 for purposes of the unaudited pro forma balance sheet as of June 30, 2005, and on January 1, 2005 for purposes of the unaudited pro forma statement of operations for the three and six months ended June 30, 2005.

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

SUMMARY UNAUDITED PRO FORMA FINANCIAL AND OPERATING DATA

Three Months Ended June 30, 2005 Compared to the Pro Forma Three Months Ended June 30, 2004

The following table presents our unaudited operating results and statistics for the three months ended June 30, 2005 and pro forma three months ended June 30, 2004, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30, 2005	Pro Forma Three Months Ended June 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$132,194	$120,667	$11,527	9.6%
Operating income	$20,932	$17,516	$3,416	19.5%
Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	$7,083	$(6,367)	$13,450	NA
Operating Statistics
Occupancy	74.8%	73.6%	1.2%	1.6%
Average daily rate	$107.08	$97.95	$9.13	9.3%
RevPAR	$80.10	$72.09	$8.01	11.1%

Six Months Ended June 30, 2005 Compared to the Pro Forma Six Months Ended June 30, 2004

The following table presents our unaudited operating results and statistics for the six months ended June 30, 2005 and pro forma six months ended June 30, 2004, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30, 2005	Pro Forma Six Months Ended June 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
Operating Results
Revenues	$248,751	$230,982	$17,769	7.7%
Operating income	$33,899	$20,528	$13,371	65.1%
Income (loss) from continuing operations before minority interest, income taxes and discontinued operations	$8,188	$(1,782)	$9,970	NA
Operating Statistics
Occupancy	72.0%	70.2%	1.8%	2.6%
Average daily rate	$104.55	$97.31	$7.24	7.4%
RevPAR	$75.28	$68.31	$6.97	10.2%

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Three Months Ended June 30, 2004

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations (1)	Management Company (2)	Other Adjustments (3)	Offering (4)	Pro Forma
REVENUES
Room	$85,319	$(2,120)				$83,199
Food and beverage	27,863	(475)				27,388
Other operating	10,256	(176)				10,080
Management and other fees from affiliates	145			$(145)		—

Total revenues	123,583	(2,771)	—	(145)	—	120,667

OPERATING EXPENSES
Room	18,563	(516)				18,047
Food and beverage	19,191	(420)				18,771
Other hotel	37,484	(1,097)				36,387
General and administrative	17,605	(723)	$(15,390)	(1,492)		—
General and administrative—corporate	—			2,763		2,763
General and administrative—property operations	—		10,971			10,971
Management fee expense	—		2,409			2,409
Amortization of deferred stock compensation	—			483		483
Depreciation and amortization	13,893	(573)				13,320

Total operating expenses	106,736	(3,329)	(2,010)	1,754		103,151

Operating income (loss)	16,847	558	2,010	(1,899)		17,516
Interest and other income	114					114
Interest expense	(12,762)	446			1,053	(11,263)

Income (loss) from continuing operations before minority interest and income taxes	4,199	1,004	2,010	(1,899)	1,053	6,367
Minority interest	158				(674)	(516)
Provision for income taxes	1,502			(1,502)		—

Income (loss) from continuing operations	$5,859	$1,004	$2,010	$(3,401)	$379	$5,851

Income per share from continuing operations:
Basic						$0.14

Diluted						$0.14

Common shares outstanding:
Basic						41,877

Diluted						42,197

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended June 30, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended June 30, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los Angeles, California, which were not contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$325
	Embassy Suites Hotel, Los Angeles, California	1,795

		$2,120

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$184
	Embassy Suites Hotel, Los Angeles, California	291

		$475

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$45
	Embassy Suites Hotel, Los Angeles, California	131

		$176

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$169
	Embassy Suites Hotel, Los Angeles, California	347

		$516

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$211
	Embassy Suites Hotel, Los Angeles, California	209

		$420

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$316
	Embassy Suites Hotel, Los Angeles, California	781

		$1,097

1g.	Represents the elimination of general and administrative expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$518
	Embassy Suites Hotel, Los Angeles, California	205

		$723

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$281
	Embassy Suites Hotel, Los Angeles, California	292

		$573

1i.	Represents the elimination of interest expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$230
	Embassy Suites Hotel, Los Angeles, California	216

		$446

(2)	Represents the transfer to the Management Company of employee-related expenses from the corporation that managed 45 of our hotels and employed the employees for those hotels (as well as certain corporate personnel involved in hotel management) prior to our initial public offering in October 2004:

Transfer of employee-related expenses	$10,971
Management fee expense	2,409

$13,380

(3)	Other adjustments represents:

3a.	Elimination of management and other fees from affiliates as a result of the formation and structuring transactions	$145

3b.	Costs of being a public company based on 2005 actual results:
	Continuing costs	$1,492
	Additional costs	1,271

		$2,763

3c.	Reflects the grants of restricted stock unit awards	$483

3d.	Elimination of provision for income taxes	$1,502

(4)	The effect of the application of the net proceeds of our initial public offering, the concurrent sale of shares to Robert A. Alter and the incurrence of debt under our term loan facility and the application of the net proceeds Under our new term loan facility.

4a.	Reflects the reduction of ground lease expense as a result of the purchase of land under the Embassy Suites Hotel, Chicago, Illinois.	$—

4b.	Reflects the change in interest expense for the following items:
	Decrease in interest expense for the repayment of debt with the net proceeds of our initial public offering	$2,405
	Increase in interest expense for debt under the new term loan facility	(1,352)

		$1,053

	If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $188 for the full quarter.

4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following our initial public offering.	$516
		158

		$674

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Six Months Ended June 30, 2004

(Unaudited)

(In thousands, except per share data)

	Historical	Hotel Eliminations (1)	Management Company (2)	Other Adjustments (3)	Offering (4)	Pro Forma
REVENUES
Room	$161,301	$(3,958)				$157,343
Food and beverage	53,401	(766)				52,635
Other operating	21,330	(326)				21,004
Management and other fees from affiliates	522			$(522)		—

Total revenues	236,554	(5,050)	—	(522)	—	230,982

OPERATING EXPENSES
Room	35,943	(837)				35,106
Food and beverage	36,860	(618)				36,242
Other hotel	73,877	(1,901)			(286)	71,690
General and administrative	32,147	(1,059)	$(28,103)	(2,985)		—
General and administrative—corporate	—			5,751		5,751
General and administrative—property operations	—		22,552			22,552
Management fee expense	—		3,822			3,822
Amortization of deferred stock compensation	—			1,014		1,014
Depreciation and amortization	27,732	(893)				26,839
Impairment loss	7,439					7,439

Total operating expenses	213,998	(5,308)	(1,729)	3,780	(286)	210,455

Operating income (loss)	22,556	258	1,729	(4,302)	286	20,527
Interest and other income	216					216
Interest expense	(26,104)	688			2,891	(22,525)

Income (loss) from continuing operations before minority interest and income taxes	(3,332)	946	1,729	(4,302)	3,177	(1,782)
Minority interest	166				(22)	144
Provision for income taxes	199			(199)		—

Income (loss) from continuing operations	$(2,967)	$946	$1,729	$(4,501)	$3,155	$(1,638)

Loss per share from continuing operations:
Basic						$(0.04)

Diluted						$(0.04)

Common shares outstanding:
Basic						41,877

Diluted						41,877

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Six Months Ended June 30, 2004

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Six Months Ended June 30, 2004

(1)	Represents the elimination of the JW Marriott, Cherry Creek, Colorado and the Embassy Suites Hotel, Los Angeles, California, which were not contributed to us by the Sunstone Predecessor Companies. The other hotels sold in 2004 are included in discontinued operations and, therefore, are not included in this column.

1a.	Represents the elimination of room revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$325
	Embassy Suites Hotel, Los Angeles, California	3,633

		$3,958

1b.	Represents the elimination of food and beverage revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$184
	Embassy Suites Hotel, Los Angeles, California	582

		$766

1c.	Represents the elimination of other operating revenue from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$45
	Embassy Suites Hotel, Los Angeles, California	281

		$326

1d.	Represents the elimination of room expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$169
	Embassy Suites Hotel, Los Angeles, California	668

		$837

1e.	Represents the elimination of food and beverage expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$211
	Embassy Suites Hotel, Los Angeles, California	407

		$618

1f.	Represents the elimination of other hotel expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$316
	Embassy Suites Hotel, Los Angeles, California	1,585

		$1,901

1g.	Represents the elimination of general and administrative expenses from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$680
	Embassy Suites Hotel, Los Angeles, California	379

		$1,059

1h.	Represents the elimination of depreciation and amortization expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$281
	Embassy Suites Hotel, Los Angeles, California	612

		$893

1i.	Represents the elimination of interest expense from the following hotels:
	JW Marriott, Cherry Creek, Colorado	$230
	Embassy Suites Hotel, Los Angeles, California	458

		$688

(2)	Represents the transfer to the Management Company of employee-related expenses from the corporation that managed 45 of our hotels and employed the employees for those hotels (as well as certain corporate personnel involved in hotel management) prior to our initial public offering in October 2004:

Transfer of employee-related expenses	$22,552
Management fee expense	3,822

$26,374

(3)	Other adjustments represents:

3a.	Elimination of management and other fees from affiliates as a result of the formation and structuring transactions	$522

3b.	Costs of being a public company based on 2005 actual results:
	Continuing costs	$2,985
	Additional costs	2,766

		$5,751

3c.	Reflects the grants of restricted stock unit awards	$1,014

3d.	Elimination of provision for income taxes	$199

(4)	The effect of the application of the net proceeds of our initial public offering.

4a.	Reflects the reduction of ground lease expense as a result of the purchase of land under the Embassy Suites Hotel, Chicago, Illinois.	$286

4b.	Reflects the change in interest expense for the following items:
	Decrease in interest expense for the repayment of debt with the net proceeds of this offering	$5,291
	Increase in interest expense for debt under the new term loan facility	(2,400)

		$2,891

	If market rates of interest on the term loan facility increase by approximately 1.00%, or 100 basis points, the interest expense would increase by approximately $188 for the full quarter.

4c.	Represents the membership units in Sunstone Hotel Partnership owned by the Sunstone Predecessor Companies following our initial public offering.	$(144)
		166

		$22

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

June 30, 2005

(Unaudited)

(In thousands)

	Historical	Renaissance Washington D.C. (1)	Sutton Place Hotel (2)	Financing Transactions (3)	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$61,753	$(81,194)	$(72,250)	$98,500	$6,809
Restricted cash	34,581				34,581
Accounts receivable, net	34,751				34,751
Due from affiliates	213				213
Inventories	2,342				2,342
Prepaid expenses and other current assets	2,760				2,760

Total current assets	136,400	(81,194)	(72,250)	98,500	81,456
Investment in hotel properties, net	1,537,826	121,671
		20,018
		13,493	72,250		1,765,258
Other real estate, net	7,283				7,283
Investment in unconsolidated joint venture	20,018	(20,018)			—
Deferred financing costs, net	7,476				7,476
Goodwill	27,299				27,299
Other assets, net	33,843				33,843

Total assets	$1,770,145	$53,970	$—	$98,500	$1,922,615

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$21,745				$21,745
Accrued payroll and employee benefits	4,421				4,421
Due to Management Company	17,214				17,214
Dividends payable	14,874				14,874
Distributions payable	1,054				1,054
Other current liabilities	20,527				20,527
Current portion of secured notes payable	2,716				2,716

Total current liabilities	82,551				82,551
Notes payable, less current portion	964,480	40,477
		13,493			1,018,450
Other liabilities	2,539				2,539

Total liabilities	1,049,570	53,970			1,103,540
Minority interests	48,635				48,635
Series C convertible redeemable preferred stock				99,000	99,000
Stockholders’ equity
Preferred stock	121,250				121,250
Common stock	419				419
Additional paid in capital	599,813			(500)	599,313
Unearned and accrued stock compensation	(7,169)				(7,169)
Accumulated deficit	(7,568)				(7,568)
Cumulative dividends	(34,805)				(34,805)

Total stockholders’ equity	671,940			(500)	671,440

Total liabilities and equity	$1,770,145	$53,970	$—	$98,500	$1,922,615

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

June 30, 2005

(Unaudited)

(In thousands)

Notes to Unaudited Pro Forma Balance Sheet as of June 30, 2005

(1)	Represents the acquisition of a 75% interest in Renaissance Washington, Washington D.C.:

Cash paid for the 75% interest in the Renaissance Washington, Washington D.C.	$78,414
Debt assumed	40,477

Purchase price	118,891
Closing costs	2,780

Total costs	$121,671

Reclassification of the investment in unconsolidated joint venture (due to our first having acquired only a 25% ownership interest in this hotel) to investment in hotel properties, net	$20,018

Debt assumed in the acquisition of the 25% interest in Renaissance Washington, Washington D.C.	$13,493

(2)	Represents the acquisition of the Sutton Place Hotel, Newport Beach, California:

Cash paid for the Sutton Place Hotel, Newport Beach, California	$71,750
Closing costs	500

Total costs to acquire the Sutton Place Hotel, Newport Beach, California	$72,250

(1)	Represents the sale of series C convertible redeemable preferred stock:

Sale of 4,102,564 shares of series C stock at a sales price of $24.13125 per share	$99,000
Costs of offering	(500)

Net proceeds	$98,500

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended June 30, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	CTF Acquired Properties (1)	Renaissance Westchester (2)	Renaissance Washington D.C. (3)	Sutton Place Hotel (4)	Sheraton Cerritos (5)	Financing Transactions (6)	Pro Forma
REVENUES
Room	$92,593	$19,899	$2,745	$10,757	$3,034	$1,665		$130,693
Food and beverage	28,986	10,761	1,927	4,111	1,945	1,236		48,966
Other operating	10,615	2,122	305	1,700	179	77		14,998
Management and other fees from related parties	—							—

Total revenues	132,194	32,782	4,977	16,568	5,158	2,978		194,657

OPERATING EXPENSES
Room	19,449	4,779	773	2,615	786	401		28,803
Food and beverage	19,579	8,507	1,511	3,309	1,508	719		35,133
Other hotel	37,497	6,441	1,174	3,163	722	369		49,366
General and administrative
General and administrative—corporate	2,763							2,763
General and administrative—property operations	16,549	6,073	1,166	2,388	716	538		27,430
Amortization of deferred stock compensation	483							483
Depreciation and amortization	14,942	2,346	331	890	452	160		19,121

Total operating expenses	111,262	28,146	4,955	12,365	4,184	2,187		163,099

Operating income (loss)	20,932	4,636	22	4,203	974	791		31,558
Interest and other income	1,398							1,398
Interest expense	(15,247)						(615)	(15,862)

Income (loss) from continuing operations before minority interest and income taxes	7,083	4,636	22	4,203	974	791	(615)	17,094
Minority interest	(643)						(418)	(1,061)
Income tax benefit	—							—

Income (loss) from continuing operations	6,440	4,636	22	4,203	974	791	(1,033)	16,033
Preferred stock dividends	(2,414)						(1,612)	(4,026)

Income available to common stockholders	$4,026	$4,636	$22	$4,203	$974	$791	$(2,645)	$12,007

Income per share to common stockholders:
Basic								$0.29

Diluted								$0.28

Common shares outstanding (7):
Basic								41,877

Diluted								42,197

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended June 30, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended June 30, 2005

(1)	Represents the acquisition of the CTF Acquired Properties:
	Room revenue	$19,899

	Food and beverage revenue	$10,761

	Other operating revenue	$2,122

	Room expense	$4,779

	Food and beverage expense	$8,507

	Other hotel expenses	$6,441

	General and administrative	$6,073

	Depreciation and amortization	$2,346

(2)	Represents the acquisition of the Renaissance Westchester, White Plains, New York:
	Room revenue	$2,745

	Food and beverage revenue	$1,927

	Other operating revenue	$305

	Room expense	$773

	Food and beverage expense	$1,511

	Other hotel expenses	$1,174

	General and administrative	$1,166

	Depreciation and amortization	$331

(3)	Represents the acquisition of the remaining 75% interest in the Renaissance Washington, Washington, D.C.:
	Room revenue	$10,757

	Food and beverage revenue	$4,111

	Other operating revenue	$1,700

	Room expense	$2,615

	Food and beverage expense	$3,309

	Other hotel expenses	$3,163

	General and administrative	$2,388

	Depreciation and amortization	$890

(4)	Represents the acquisition of the Sutton Place Hotel, Newport Beach, California:
	Room revenue	$3,034

	Food and beverage revenue	$1,945

	Other operating revenue	$179

	Room expense	$786

	Food and beverage expense	$1,508

	Other hotel expenses	$722

	General and administrative	$716

	Depreciation and amortization	$452

(5)	Represents the acquisition of the Sheraton Cerritos, Cerritos, California:
	Room revenue	$1,665

	Food and beverage revenue	$1,236

	Other operating revenue	$77

	Room expense	$401

	Food and beverage expense	$719

	Other hotel expenses	$369

	General and administrative	$538

	Depreciation and amortization	$160

(6)	Represents the Financing Transactions:
	6a. Reflects the net change in interest resulting from the fixed rate mortgage loan refinance and the new debt incurred in connection with the purchase of the CTF Acquired Properties, the Renaissance Washington, Washington, D.C. and the Sheraton Cerritos
	Actual interest expense	$15,247
	Net increase in interest expense	615

	Pro forma interest expense	$15,862

	6b. Reflects a full period of preferred stock dividends on the 4,102,564 shares of series C convertible redeemable preferred stock	$1,612

	6c. Record minority interest for the pro forma period:
	Pro forma income available to minority interest holders and common stockholders	$13,068
	Minority ownership percentage	8.12%

	Minority interest	$1,061

(7)	The shares used in the basic and diluted income available to common stockholders is as follows:
	Basic shares outstanding as of June 30, 2005	41,877
	Unvested restricted stock grants made to employees	320

	Diluted shares outstanding	42,197

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Six Months Ended June 30, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	CTF Acquired Properties (1)	Renaissance Westchester (2)	Renaissance Washington D.C. (3)	Sutton Place Hotel (4)	Sheraton Cerritos (5)	Financing Transactions (6)	Pro Forma
REVENUES
Room	$172,217	$40,646	$5,206	$19,506	$6,064	$3,363		$247,002
Food and beverage	54,761	22,741	3,273	8,071	3,787	2,312		94,945
Other operating	21,773	4,608	593	2,070	362	157		29,563
Management and other fees from related parties	—							—

Total revenues	248,751	67,995	9,072	29,647	10,213	5,832		371,510

OPERATING EXPENSES
Room	37,233	9,669	1,444	4,909	1,613	837		55,705
Food and beverage	37,870	17,012	2,766	6,718	2,969	1,421		68,756
Other hotel	74,978	12,237	2,093	5,224	1,445	770		96,747
General and administrative
General and administrative—corporate	5,751							5,751
General and administrative—property operations	29,001	12,908	2,207	5,155	1,416	1,084		51,771
Amortization of deferred stock compensation	1,014							1,014
Depreciation and amortization	29,005	4,691	661	1,779	903	320		37,359

Total operating expenses	214,852	56,517	9,171	23,785	8,346	4,432		317,103

Operating income (loss)	33,899	11,478	(99)	5,862	1,867	1,400		54,407
Interest and other income	1,704							1,704
Interest expense	(27,415)						(4,309)	(31,724)

Income (loss) from continuing operations before minority interest and income taxes	8,188	11,478	(99)	5,862	1,867	1,400	(4,309)	24,387
Minority interest	(794)						(531)	(1,325)
Income tax benefit	—							—

Income (loss) from continuing operations	7,394	11,478	(99)	5,862	1,867	1,400	(4,840)	23,062
Preferred stock dividends	(2,802)						(2,037)
							(3,224)	(8,063)

Income available to common stockholders	$4,592	$11,478	$(99)	$5,862	$1,867	$1,400	$(10,101)	$14,999

Income (loss) per share to common stockholders:
Basic								$0.36

Diluted								$0.36

Common shares outstanding (7):
Basic								41,877

Diluted								42,197

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Six Months Ended June 30, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Six Months Ended June 30, 2005

(1)	Represents the acquisition of the CTF Acquired Properties:
	Room revenue	$40,646

	Food and beverage revenue	$22,741

	Other operating revenue	$4,608

	Room expense	$9,669

	Food and beverage expense	$17,012

	Other hotel expenses	$12,237

	General and administrative	$12,908

	Depreciation and amortization	$4,691

(2)	Represents the acquisition of the Renaissance Westchester, White Plains, New York:
	Room revenue	$5,206

	Food and beverage revenue	$3,273

	Other operating revenue	$593

	Room expense	$1,444

	Food and beverage expense	$2,766

	Other hotel expenses	$2,093

	General and administrative	$2,207

	Depreciation and amortization	$661

(3)	Represents the acquisition of the remaining 75% interest in the Renaissance Washington, Washington, D.C.:
	Room revenue	$19,506

	Food and beverage revenue	$8,071

	Other operating revenue	$2,070

	Room expense	$4,909

	Food and beverage expense	$6,718

	Other hotel expenses	$5,224

	General and administrative	$5,155

	Depreciation and amortization	$1,779

(4)	Represents the acquisition of the Sutton Place Hotel, Newport Beach, California:
	Room revenue	$6,064

	Food and beverage revenue	$3,787

	Other operating revenue	$362

	Room expense	$1,613

	Food and beverage expense	$2,969

	Other hotel expenses	$1,445

	General and administrative	$1,416

	Depreciation and amortization	$903

(5)	Represents the acquisition of the Sheraton Cerritos, Cerritos, California:
	Room revenue	$3,363

	Food and beverage revenue	$2,312

	Other operating revenue	$157

	Room expense	$837

	Food and beverage expense	$1,421

	Other hotel expenses	$770

	General and administrative	$1,084

	Depreciation and amortization	$320

(6)	Represents the Financing Transactions:
	6a. Reflects the net change in interest resulting from the fixed rate mortgage loan refinance and the new debt to be incurred in connection with the purchase of the CTF Acquired Properties, the Renaissance Washington, Washington, D.C. and the Sheraton Cerritos
	Actual interest expense	$27,415
	Net increase in interest expense	4,309

	Pro forma interest expense	$31,724

	6b. Reflects a full period of preferred stock dividends on the 4,850,000 shares of 8.0% series A preferred stock
	Actual preferred stock dividends	$388
	Increase in preferred stock dividends for full period	2,037

	Pro forma preferred stock dividends	$2,425

	6c. Reflects a full period of preferred stock dividends on the 4,102,564 shares of series C convertible redeemable preferred stock	$3,224

	6d. Record minority interest for the pro forma period:
	Pro forma income available to minority interest holders and common stockholders	$16,324
	Minority ownership percentage	8.12%

	Minority interest	$1,325

(7)	The shares used in the basic and diluted income available to common stockholders is as follows:
	Basic shares outstanding as of June 30, 2005	41,877
	Unvested restricted stock grants made to employees	320

	Diluted shares outstanding	42,197

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, contributions by the Sunstone Predecessor Companies and proceeds of our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Sunstone Predecessor Companies, repayment of notes payable and dividends.

Operating activities. Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2005 compared to $28.7 million for the six months ended June 30, 2004. This decrease was primarily due to $24.6 million of deposits and expenditures made in connection with acquisitions that closed in July 2005, and an increase in restricted cash resulting from the purchase of interests in six Renaissance hotels partially offset by improved profitability during the six months ended June 30, 2005.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $455.5 million in the six months ended June 30, 2005 compared to $42.5 million in the six months ended June 30, 2004. In the first half of 2005, we acquired six hotels and a 25% interest in another hotel for $459.2 million and invested $23.5 million of capital expenditures in our hotels. Additionally, we received net proceeds of $27.2 million from the sale of two hotels. In the first half of 2004, we developed and acquired two hotels for $49.6 million and invested $22.3 million of capital expenditures in our hotels. Additionally, we received net proceeds of $29.4 million from the sale of three hotels.

Financing activities. Net cash provided by financing activities was $503.6 million for the six months ended June 30, 2005 compared to $17.3 million for the six months ended June 30, 2004. Net cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of net proceeds from our preferred securities and common stock offerings of $117.5 million and $155.8 million, respectively, and proceeds from notes payable of $535.4 million; partially offset by $22.0 million of dividends and distributions to our shareholders and OP unit holders, $280.1 million of principal payments on notes payable and $2.3 million in deferred financing costs. Net cash provided by financing activities for the six months ended June 30, 2004 consisted primarily of proceeds from notes payable of $28.7 million and contributions from the Sunstone Predecessor Companies of $25.4 million partially offset by $3.5 million of distributions to the Sunstone Predecessor Companies and $33.3 million of principal payments on notes payable.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, debt service and distributions to holders of our common and preferred stock and membership units in our Operating Partnership. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we have a $150.0 million senior secured revolving credit facility.

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties. We have interest rate protection agreements covering all of our variable rate debt, which accounted for 9.1% of our total outstanding indebtedness at June 30, 2005. In April 2005, the Company closed ten individual non cross-collateralized fixed rate mortgage loans totaling $276.0 million. The loans are each for a term of ten years with a fixed rate of 5.34%. As of July 31, 2005, 91.4% of the Company’s outstanding debt is fixed rate. We believe this debt capital structure is appropriate for the operating characteristics of our business and provides for significant prepayment and refinancing flexibility.

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

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2005 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$967,196	$2,716	$39,653	$102,944	$821,883
Operating lease obligations	195,595	3,466	7,056	7,167	177,906
Construction commitments	11,336	11,336	—	—	—
Employment obligations	4,425	1,275	2,183	967	—

Total	$1,178,552	$18,793	$48,892	$111,078	$999,789

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2005 are expected to be approximately $65.0 million to $75.0 million. This renovation budget includes our $11.3 million of contractual construction commitments. All of these amounts are expected to be funded out of our cash and reserve accounts. Our capital expenditures could increase if we determine to acquire, renovate or develop additional hotels in the future. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2005, $20.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. At June 30, 2005, our interest rate caps consisted of the following:

As of June 30, 2004 Notional Amount	LIBOR Rate at which Exposure is Capped		Interest Rate Cap Maturity
(in millions)
$359.5	5.90		9/1/2005
224.5	6.75	(1)	1/3/2006
54.5	6.50		1/3/2006
60.0	4.50		10/11/2005
18.2	4.50		10/11/2005
38.0	6.30		11/11/2005
6.3	4.50		5/22/2006

$761.0

(1)	Reflects the weighted average of the seven tranches of mortgages, each with specific notional amounts and LIBOR cap agreements.

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the six months ended June 30, 2005, our mark to market adjustments of these contracts resulted in a net loss of $3,000.

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

Our revenues by quarter during 2004 and 2005 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2004	$112,971	$123,583	$132,174	$122,561
2005	$116,557	$132,194

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

New Accounting Standards and Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires all share-based payments to employees, including grants of common stock, to be recognized in the financial statements based on their fair values. The adoption of the provisions of SFAS 123(R) had no material impact to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2005, our total outstanding debt was approximately $967.2 million, of which approximately $88.1 million, or 9.1%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $881,000 annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $881,000 annually.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in various claims, disputes and other legal actions in the ordinary course of business. We do not believe that the resolution of such additional matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Sunstone Hotel Investors, Inc., Annual Meeting of Stockholders on May 10, 2005, the following individuals were elected to the Board of Directors:

Director	Votes For	Votes Witheld
Robert A. Alter	15,850,994	6,385
Lewis N. Wolff	15,850,594	6,785
Z. Jamie Behar	15,850,284	7,095
Barbara S. Brown	15,850,834	6,545
Anthony W. Dona	15,850,534	6,845
Paul D. Kazilionis	15,817,020	40,359
Johnathan H. Paul	15,849,944	7,435
Keith P. Russell	15,850,584	6,795
David M. Siegel	15,851,084	6,295

There were no broker non-votes.

The following proposal was ratified at the Company’s Annual Meeting:

	Votes For	Votes Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of Ernst & Young LLP to act as the independent registered public accounting firm for fiscal year ending December 31, 2005	15,769,451	86,593	1,335	0

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.5	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K (File No. 001-32319) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series B Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.5	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc.

10.1	Purchase and Sale Agreement between Marriott International, Inc. and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-32319) filed by the Company).

10.2	Stock Purchase Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-32319) filed by the Company).

10.3	Registration Rights Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-32319) filed by the Company).

10.4	Escrow Agreement among BIP REIT Private Limited, Sunstone Hotel Investors, Inc. and Citibank, N.A., dated April 27, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-32319) filed by the Company).

10.5	Purchase Agreement among Security Capital Preferred Growth Incorporated, Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC, dated April 27, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-32319) filed by the Company).

10.6	Amendment No. 1 to the Term Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 005-80106) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 8, 2005	By:	/s/ JON D. KLINE
Jon D. Kline (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.5	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K (File No. 001-32319) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series B Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.5	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc.

10.1	Purchase and Sale Agreement between Marriott International, Inc. and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-32319) filed by the Company).

10.2	Stock Purchase Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-32319) filed by the Company).

10.3	Registration Rights Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-32319) filed by the Company).

10.4	Escrow Agreement among BIP REIT Private Limited, Sunstone Hotel Investors, Inc. and Citibank, N.A., dated April 27, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-32319) filed by the Company).

10.5	Purchase Agreement among Security Capital Preferred Growth Incorporated, Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC, dated April 27, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-32319) filed by the Company).

10.6	Amendment No. 1 to the Term Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 005-80106) filed by the Company).

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002