Form 10-Q
period 2005-09-30
Sunstone Hotel Investors, Inc.
filed 2005-11-10
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32319

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2005, 47,891,722 shares, $0.01 par value per share, of the registrant’s common stock were outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,624	$5,966
Restricted cash	45,528	28,910
Accounts receivable, net	36,952	28,273
Due from affiliates	87	147
Inventories	2,517	2,522
Prepaid expenses	3,516	2,297

Total current assets	234,224	68,115
Investment in hotel properties, net	1,767,657	1,127,272
Other real estate, net	7,390	7,519
Deferred financing costs, net	7,401	7,638
Goodwill	27,299	28,493
Other assets, net	27,432	14,708

Total assets	$2,071,403	$1,253,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,831	$25,021
Accrued payroll and employee benefits	6,252	5,814
Due to Management Company	15,494	15,401
Dividends payable	17,819	9,962
Distributions payable	1,054	1,054
Other current liabilities	27,605	18,902
Current portion of notes payable	4,297	45,009

Total current liabilities	95,352	121,163
Notes payable, less current portion	1,016,015	667,452
Other liabilities	8,608	2,968

Total liabilities	1,119,975	791,583
Commitments and contingencies (Note 13)
Minority interest	52,450	44,830
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding, liquidation preference of $24.375 per share	99,046	—
Stockholders’ equity:
Preferred stock, Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 50,000,000 shares authorized; Series A 4,850,000 shares issued and outstanding at September 30, 2005 and none at December 31, 2004, stated at liquidation preference of $25.00 per share	121,250	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,870,875 shares issued and outstanding at September 30, 2005 and 34,518,616 issued and outstanding at December 31, 2004	479	345
Additional paid in capital	737,639	452,124
Deferred stock compensation	(7,082)	(7,278)
Accumulated earnings (deficit)	317	(17,897)
Cumulative dividends	(52,671)	(9,962)

Total stockholders’ equity	799,932	417,332

Total liabilities and stockholders’ equity	$2,071,403	$1,253,745

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
REVENUES
Room	$128,296	$94,060	$300,513	$255,361
Food and beverage	41,687	26,718	96,448	80,119
Other operating	11,910	11,267	33,683	32,597
Management and other fees from affiliates	—	129	—	651

Total revenues	181,893	132,174	430,644	368,728

OPERATING EXPENSES
Room	28,224	20,375	65,457	56,318
Food and beverage	31,393	19,351	69,263	56,211
Other operating	8,015	7,700	22,257	21,823
Advertising and promotion	12,125	7,818	27,502	22,078
Repairs and maintenance	7,629	5,370	18,219	15,636
Utilities	8,173	5,725	17,907	15,477
Franchise costs	7,584	7,147	20,587	19,362
Property tax, ground lease, and insurance	10,228	7,178	22,260	20,439
Property general and administrative	21,034	11,082	50,035	31,796
Corporate general and administrative	3,072	6,260	8,823	17,693
Depreciation and amortization	20,779	14,469	49,784	42,201
Amortization of deferred stock compensation	466	—	1,480	—
Impairment loss	—	—	—	7,439

Total operating expenses	158,722	112,475	373,574	326,473

Operating income	23,171	19,699	57,070	42,255
Interest and other income	910	302	2,614	518
Interest expense	(15,875)	(13,567)	(43,290)	(39,671)

Income before minority interest, income taxes and discontinued operations	8,206	6,434	16,394	3,102
Minority interest	(321)	(39)	(1,115)	127
Income tax benefit	—	(437)	—	(238)

Income from continuing operations before discontinued operations	7,885	5,958	15,279	2,991
Income (loss) from discontinued operations	—	(1,438)	2,935	(19,961)

NET INCOME (LOSS)	7,885	$4,520	18,214	$(16,970)

Preferred stock dividends and accretion	(4,084)		(6,886)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,801		$11,328

Basic and diluted per share amounts:
Income from continuing operations available to common stockholders	$0.09		$0.22
Income from discontinued operations	—		0.08

Income available to common stockholders per common share	$0.09		$0.30

Weighted average common shares outstanding:
Basic	42,594		37,600

Diluted	42,909		37,904

Dividends paid per common share	$0.285		$0.855

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Unearned and Accrued Stock Compensation	Accumulated Earnings (Deficit)	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2004 (audited)			34,518,616	$345	$452,124	$(7,278)	$(17,897)	$(9,962)	$417,332
Net proceeds from sale of Series A preferred stock	4,850,000	$121,250			(3,799)				117,451
Offering costs from sale of Series C preferred stock					(130)				(130)
Net proceeds from sale of common stock			13,337,554	134	297,828				297,962
Issuance of unvested restricted common stock			14,705		1,330	(1,330)			—
Vesting of restricted common stock					(46)	1,526			1,480
Common dividends declared and payable at $0.855 per share								(35,823)	(35,823)
Series A preferred dividends declared and payable at $1.078 per share								(5,227)	(5,227)
Series C preferred dividends declared and payable at $0.393 per share								(1,613)	(1,613)
Accretion of discount on Series C preferred stock								(46)	(46)
Reallocation of minority interest					(9,668)				(9,668)
Net income							18,214		18,214

Balance at September 30, 2005 (unaudited)	4,850,000	$121,250	47,870,875	$479	$737,639	$(7,082)	$317	$(52,671)	$799,932

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	The Company	The Predecessor
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,214	$(16,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	187	440
Minority interest	1,115	(127)
(Gain) loss on sale of hotel properties	(2,476)	1,220
Depreciation	49,969	44,500
Amortization of deferred franchise fees	106	214
Amortization of deferred financing costs	2,987	3,797
Amortization of loan premiums	(304)	—
Amortization of deferred stock compensation	1,480	—
Impairment loss—investment in hotel properties and discontinued operations	—	24,393
Loss on interest rate cap agreements	1	540
Deferred income taxes	—	(2,617)
Changes in operating assets and liabilities:
Cash from discontinued operations	—	(129)
Restricted cash	(16,618)	(2,215)
Accounts receivable	(8,866)	(10,914)
Due from affiliates	60	(24)
Inventories	5	4
Prepaid expenses and other assets	894	(1,872)
Accounts payable and other liabilities	12,457	(17)
Accrued payroll and employee benefits	438	1,139
Accrued pension liability	—	(364)
Due to Management Company	93	—

Net cash provided by operating activities	59,742	40,998

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	27,864	37,584
Acquisitions of hotel properties	(686,973)	(38,820)
Additions to hotel properties and other real estate	(42,390)	(46,826)

Net cash used in investing activities	(701,499)	(48,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offerings	220,250	—
Payment of preferred securities offering costs	(3,929)	—
Proceeds from common stock offerings	306,684	—
Payment of common stock offerings costs	(8,722)	—
Proceeds from notes payable	589,350	42,806
Payments on notes payable	(281,499)	(45,236)
Payments of deferred financing costs	(2,751)	(77)
Acquisition of interest rate cap agreements	—	(8)
Dividends and distributions paid	(37,968)	—
Contributions from members	—	25,322
Distributions to members	—	(9,350)
Contributions from minority interest holders	—	105
Distributions to minority interest holders	—	(40)

Net cash provided by financing activities	781,415	13,522

Net increase in cash and cash equivalents	139,658	6,458
Cash and cash equivalents, beginning of period	5,966	20,229

Cash and cash equivalents, end of period	$145,624	$26,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$39,009	$36,371

Income taxes paid	$424	$1,329

NONCASH FINANCING ACTIVITY
Dividends and distributions payable	$18,873	$—

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”), through its 92.8% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in owning, acquiring, selling, and renovating hotel properties in the United States. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements for the three and nine months ended September 30, 2004 include the accounts of SHI, WB, and WB IV. Significant intercompany accounts and transactions have been eliminated for all periods presented.

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

Reporting Periods

The results we report in our consolidated statement of operations are based on results reported to us by our hotel managers. These hotel managers use different reporting periods. Interstate Hotels & Resorts, Inc., the manager of a majority of our properties, as well as our other managers, Hyatt Corporation and Fairmont Hotels & Resorts, who manage a total of three of our properties, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of nine of our properties, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations each for the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. We have elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of

December 31. As a result, our results of operations for the Marriott International, Inc. managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 31 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at September 30, 2005 and December 31, 2004 includes an allowance for doubtful accounts of $1.4 million and $2.2 million, respectively.

At September 30, 2005 and December 31, 2004, the Company had approximately $5.5 million and $12.3 million in accounts receivable, respectively, with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $587,000 and $1.3 million at September 30, 2005 and December 31, 2004, respectively. Additionally, the Company has taken a $2.1 million reserve due to a contract interpretation issue with this customer relating to applicable contract rates during the period from early 2003 through May 2005. The Company is currently involved in ongoing discussions with this customer, and anticipates resolution of this issue prior to December 31, 2005. The ultimate resolution of this matter, however, could result in a reimbursement to this customer in an amount in excess of $2.1 million.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.5 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively, and $3.0 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Minority Interest

Minority interest represents the limited membership interests in the Operating Partnership. The carrying value of the minority interest has been increased by the minority interests’ share of earnings and reduced by cash distributions and the purchase of limited partnership interests. The weighted average number of limited partnership units for the nine months ended September 30, 2005, was 3,699,572. When the Company raises additional equity, it contributes the proceeds to the Operating Partnership for an equivalent number of partnership units. In the event of other changes in common equity, an adjustment to minority interest in the Operating Partnership and stockholders’ equity is recorded to reflect the Company’s increased or decreased ownership in the Operating Partnership. The reconciliation of minority interests for the nine months ended September 30, 2005, is as follows (in thousands, except unit data):

	Minority Interests	Units
Balance at December 31, 2004 (audited)	$44,830	3,699,572
Distributions	(3,163)
Reallocation of minority interest	9,668
Net income	1,115

Balance at September 30, 2005 (unaudited)	$52,450	3,699,572

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Numerator:
Net income	$7,885	$18,214
Less preferred dividends and accretion	(4,084)	(6,886)

Numerator for basic and diluted earnings available to common stockholders	$3,801	$11,328

Denominator:
Weighted average basic common shares outstanding	42,594	37,600
Unvested restricted stock awards	315	304

Weighted average diluted common shares outstanding	42,909	37,904

Basic and diluted earnings available to common stockholders per common share	$0.09	$0.30

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for either the three months or the nine months ended September 30, 2005 as their effect would have been anti-dilutive.

Reclassifications

Certain amounts included in the combined financial statements for prior periods have been reclassified to conform with the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)
Land	$208,709	$131,974
Buildings and improvements	1,565,637	1,025,136
Fixtures, furniture and equipment	213,746	154,293
Franchise fees	1,419	1,393
Construction in process	10,637	3,833

	2,000,148	1,316,629
Accumulated depreciation and amortization	(232,491)	(189,357)

	$1,767,657	$1,127,272

On June 23, 2005, the Company purchased interests in six Renaissance hotels as set forth below for approximately $433.7 million. These Renaissance hotels are managed by Marriott. Marriott’s reporting periods include twelve weeks each for the first, second and third quarters of the year, and sixteen or seventeen weeks for the fourth quarter. Marriot’s third quarter included the time period from June 18, 2005 through September 9, 2005. As such, the results of operations for all six hotels from the acquisition date of June 23, 2005 through September 9, 2005 have been included in the Company’s statement of operations for the quarterly period ended September 30, 2005. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

Hotel	Location	Number of Rooms
Renaissance Long Beach Hotel	Long Beach, California	373
Renaissance Westchester Hotel	White Plains, New York	357
Renaissance Orlando Resort at SeaWorld Hotel	Orlando, Florida	780
Renaissance Harborplace Hotel	Baltimore, Maryland	622
Renaissance Washington, D.C. Hotel	Washington, D.C.	807
Renaissance Atlanta Concourse Hotel	Atlanta, Georgia	387

The acquisition of the Renaissance Orlando Resort at SeaWorld Hotel represents an 85% interest in a partnership that owns that property, as well as the lender’s position in the partnership loan. As a result, all of the economics of the property for the foreseeable future are retained by the Company.

On June 27, 2005, the Company purchased the 203-room Sheraton located in Cerritos, California for approximately $25.4 million. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

On July 12, 2005, the Company purchased the 444-room Fairmont Hotel located in Newport Beach, California for approximately $72.0 million, and renamed the hotel the Fairmont Newport Beach. This hotel’s results of operations from the acquisition date of July 12, 2005 through the end of the quarterly period ended September 30, 2005 have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

On July 13, 2005, the Company purchased the remaining 75% interest in the Renaissance Washington, D.C. Hotel for approximately $140 million. The original 25% interest was acquired at a cost of approximately $20 million as part of the six-hotel Renaissance acquisition noted above. The additional 75% interest in this hotel’s results of operations from the acquisition date of July 13, 2005 through the end of Marriott’s third quarter, or September 9, 2005, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company and its Predecessor sold seven hotel properties during 2004 and two hotel properties during the nine months ended September 30, 2005. These nine hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2005 and 2004, related to hotel properties held for sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$—	$6,507	$4,366	$28,062
Operating expenses	—	(6,456)	(3,176)	(25,321)
Interest expense	—	(649)	(348)	(2,409)
Depreciation and amortization	—	(456)	(291)	(2,513)
Impairment loss	—	—	—	(16,954)
Gain (loss) on sale of hotels	—	(838)	2,384	(1,220)
Provision for income taxes	—	454	—	394

Income (loss) from discontinued operations	$—	$(1,438)	$2,935	$(19,961)

5. Other Real Estate

Other real estate consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,461	4,436
Fixtures, furniture and equipment	3,719	3,602

	9,780	9,638
Accumulated depreciation	(2,830)	(2,369)

	6,950	7,269
Land held for future development or sale	440	250

	$7,390	$7,519

6. Other Assets

Other assets at September 30, 2005, include $15.0 million held in escrow for the acquisition of the Century Plaza Hotel in Los Angeles, California, a $2.0 million deposit for capital expenditures for the Fairmont Newport Beach and $10.4 million of other assets.

7. Derivative Financial Instruments

At September 30, 2005 and December 31, 2004, the Company held interest rate cap agreements to manage its exposure to interest rate risks related to its floating rate debt. The fair values of the interest rate cap agreements are included in deferred financing costs, net on the consolidated balance sheets as of September 30, 2005 and December 31, 2004. None of the Company’s interest rate cap agreements held as of September 30, 2005 and December 31, 2004 qualify for effective hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s and the Predecessors’ interest rate cap agreements for the three months ended September 30, 2005 and 2004 resulted in a net gain of $2,000 and a net loss of $81,000, respectively, and for the nine months ended September 30, 2005 and 2004 resulted in a net loss of $1,000 and $540,000, respectively. The changes in fair value have been reflected as an increase in interest expense for the three and nine months ended September 30, 2005 and 2004.

The following table summarizes the interest rate cap agreements (dollars in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)
Notional amount of variable rate debt	$401,537	$775,500
Fair value of interest rate caps	$3	$4
LIBOR rate at which expense is capped	4.50% -7.19%	2.65% -7.19%
Maturity dates	October 2005 – May 2006	January 2005 – May 2006

8. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2005	December 31, 2004
	(Unaudited)
Notes payable requiring payments of interest and principal, with interest at rates ranging from variable of one-month LIBOR plus 2.35% to fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 45 hotel properties and one laundry facility.	$945,312	$626,029

Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008.	75,000	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on eight hotel properties. Total available under the revolving credit facility was $121.3 million at September 30, 2005. The revolving credit facility matures in October 2007 and has a one year extension.

	—	5,500

Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25% and is collateralized by one hotel. The loan was paid off in March 2005.	—	5,932

	1,020,312	712,461
Less: current portion	(4,297)	(45,009)

	$1,016,015	$667,452

In April 2005, the Company closed ten individual non cross-collateralized mortgage loans totaling $276.0 million. The loans are each for a term of ten years and have a fixed rate of 5.34%. The proceeds of these loans were used to repay $244.3 million of existing mortgage loans.

In June 2005, the Company closed $250.0 million in four separate mortgage loans, each secured by one hotel, with terms ranging between seven and eleven years and a weighted average fixed interest rate of 5.14%. The proceeds of these loans were used to fund the acquisition of interests in six Renaissance hotels.

In June 2005, the Company assumed a $9.2 million fixed rate mortgage loan with a maturity date of August 2024 and a fixed interest rate of 8.78% in connection with the acquisition of the Sheraton Cerritos, Cerritos, California.

In July 2005, the Company assumed a $54.0 million fixed rate mortgage loan with a maturity date of April 2023 and a fixed interest rate of 7.50% in connection with the acquisition of the remaining 75% interest in the Renaissance Washington, D.C.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Continuing operations:
Interest expense	$15,333	$12,374	$37,535	$35,998
Deferred financing fees	544	1,120	2,920	3,178
(Gain)/Loss on interest rate cap	(2)	73	1	495
Prepayment penalty paid—continuing operations	—	—	2,834	—

	$15,875	$13,567	$43,290	$39,671

Discontinued operations:
Interest expense	$—	$474	$281	$1,746
Deferred financing fees	—	168	67	618
(Gain)/Loss on interest rate cap	—	7	—	45

	$—	$649	$348	$2,409

9. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current:
Federal	$—	$(365)	$—	$(1,821)
State	—	(290)	—	(640)

	—	(655)	—	(2,461)

Deferred:
Federal	4,574	1,045	6,631	2,955
State	1,170	194	1,696	1,026

	5,744	1,239	8,327	3,981
Valuation allowance	(5,744)	(567)	(8,327)	(1,364)

Income tax benefit	$—	$17	$—	$156

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Benefit from (provision for) continuing operations:
Current	$—	$(655)	$—	$(2,461)
Deferred	—	218	—	2,223

Provision for continuing operations	—	(437)	—	(238)

Benefit from (provision for) discontinued operations:
Current	—	—	—	—
Deferred	—	454	—	394

Benefit from discontinued operations	—	454	—	394

Benefit from income taxes	$—	$17	$—	$156

The provision for income taxes differs from the federal statutory rate due to various expenses that are not deductible for tax purposes.

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	September 30, 2005	December 31, 2004
Deferred tax assets:
NOL carryover	$7,776	$1,603
State taxes, amortization and other	145	16
Other reserves	6,203	4,258

Current deferred tax asset before valuation allowance	14,124	5,877

Deferred tax liabilities:
Depreciation	(17)	(74)
Other	—	(22)

	(17)	(96)

Net deferred tax assets	14,107	5,781
Valuation allowance	(14,107)	(5,781)

	$—	$—

The deferred tax assets at September 30, 2005 were primarily due to net operating loss carryforwards and timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At September 30, 2005 and December 31, 2004, the Company had federal net operating loss carryforwards of $19.7 million and $5.2 million, respectively, which begin to expire in 2025.

At September 30, 2005 and December 31, 2004, the Company had state net operating loss carryforwards of $19.7 million and $5.2 million, respectively, which begin to expire in 2010.

10. Preferred Stock, Series C

In July 2005, the Company sold 4,102,564 shares of 6.45% Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holder has the right to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange, or NASDAQ. Holders of Series C preferred stock will generally have no voting rights. However, if the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect two additional directors to serve on the Company’s board of directors. The holders are eligible to receive a participating dividend should the Company’s common dividend increase beyond $1.34 per share from its current level of $1.14 per share. The Series C preferred stock has no maturity date and the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At September 30, 2005 and December 31, 2004, the Series C preferred stock carrying value consisted of the following (in thousands):

September 30, 2005
(Unaudited)
Initial fair value, sales price of $99.0 million, less costs to issue of $130,000	$99,000
Redemption value accretion	46

$99,046

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the Series B shares were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock will generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

On June 10, 2005, the Company and selling stockholders completed a follow-on offering of 12,180,800 shares, including the exercise of the underwriters’ over-allotment option, of common stock at a price per share of $23.40 (before underwriting discounts and offering costs). The public offering consisted of 3,000,000 primary shares, generating gross proceeds of $70.2 million and 9,180,800 secondary shares sold by affiliates of Westbrook Partners, LLC. The proceeds to the Company, net of underwriters’ discount and offering costs, were $65.3 million and were used for acquisitions.

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

On September 20, 2005, the Company and selling stockholders completed a follow-on offering of 6,700,000 shares of common stock at a price per share of $24.34 (before underwriting discounts and offering costs). The public offering consisted of 5,993,554 primary shares, generating gross proceeds of $145.9 million and 706,446 secondary shares sold by affiliates of Westbrook Partners, LLC. The proceeds to the Company, net of underwriters’ discount and offering costs, were $142.2 million and were used for acquisitions.

12. Long-Term Incentive Plan

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the three and nine months ended September 30, 2005, the Company’s expense related to these restricted shares was $466,000 and $1.5 million, respectively. At September 30, 2005 and December 31, 2004, the unearned compensation related to restricted share grants was $7.1 million and $7.3 million, respectively, and has been classified as a component of stockholders’ equity in the accompanying balance sheet.

13. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company and Predecessor during the three months ended September 30, 2005 and 2004 totaled $7.6 million and $7.4 million, respectively. Of the total franchise costs, franchise royalties totaled $4.2 million for both 2005 and 2004. Franchise costs for the nine months ended September 30, 2005 and 2004, both totaled $20.9 million, of which franchise royalties were $11.4 million in 2005 and $11.5 million in 2004. The remaining franchise costs include advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $0.3 million and $1.5 million, respectively, for the three and nine months ended September 30, 2004.

Renovation and Construction Commitments

At September 30, 2005 and December 31, 2004, the Company had various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at September 30, 2005 and December 31, 2004 totaled $33.1 million and $7.8 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended September 30, 2005 and 2004 totaled $1.6 million and $1.1 million, respectively, and for the nine months ended September 30, 2005 and 2004 totaled $3.2 million and $3.0 million, respectively, and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended September 30, 2005 and 2004 totaled $82,000 and $189,000, respectively, and for the nine months ended September 30, 2005 and 2004 totaled $274,000 and $567,000, respectively, and was included in general and administrative expenses in the accompanying statements of operations.

Contract Interpretation Issue

The Company has a contract interpretation issue with a customer who is operating under a contract with the United States government. The ultimate resolution of this issue could result in the Company reimbursing this customer for certain amounts. The Company has reserved $2.1 million at September 30, 2005 related to this matter, and expects to have this matter resolved prior to December 31, 2005. However, the ultimate resolution of this matter could result in a reimbursement to the customer in an amount in excess of $2.1 million.

Other

At September 30, 2005 and December 31, 2004, the Company had $29.5 million and $34.8 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Interstate Hotels &

Resorts, Inc. (the “Management Company”) workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.

14. Transactions With Affiliates

Management Fees

On March 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Nashville, Tennessee owned by an affiliate. The agreement was to expire March 30, 2009 and included successive one-year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the IPO, this agreement was cancelled and a new agreement was entered into with Management Company.

On January 30, 2004, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel located in Beverly Hills, California owned by the affiliate. The agreement was to expire January 30, 2009 and included successive one-year renewal options. Pursuant to the agreement, the Company was to receive from the affiliate a base management fee of 2.5% of gross operating revenues, as defined. In connection with the IPO, this agreement was cancelled and a new agreement was entered into with the Management Company.

On May 22, 2002, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel property located in Nashville, Tennessee owned by Westbrook Real Estate Partners, L.L.C. (“Westbrook”). Two of our board members are managing principals of Westbrook. The agreement was to expire on May 22, 2007 and included successive one-year renewal options. Pursuant to the agreement, the Predecessor was to receive from Westbrook a base management fee of 4.0% of gross operating revenues, as defined. This agreement was terminated in February 2004 following the sale of the hotel.

On May 29, 2002, the Company entered into eight asset management agreements with an affiliate to provide asset management services for the hotel properties owned by Westbrook. The agreements were to expire on May 29, 2007 and included successive one-year renewal options. Pursuant to the agreements, the Company was to receive an asset management fee of 1.0% of gross operating revenues, as defined. At December 31, 2004, none of the agreements were in effect due to the sale of all eight properties to an unaffiliated third party.

For the three and nine months ended September 30, 2004, aggregate management fees and asset management fees earned from affiliates totaled $113,000 and $297,000, respectively. The Company did not earn any management fees for the three and nine months ended September 30, 2005.

Asset Management Fees

Following the Company’s IPO, the Company entered into asset management agreements to supervise outstanding capital expenditure projects for four hotel properties owned by affiliates.

Accounting Fee

Prior to the Company’s IPO, the Company received an accounting fee from certain affiliates equal to $10 per available room per month. Aggregate accounting fees earned from affiliates totaled $16,000 and $36,000 for the three and nine months ended September 30, 2004, respectively.

Acquisition Fees

During the three and nine months ended September 30, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Predecessor received aggregate acquisition fees in the amount of $0 and $318,000, respectively, in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. The Company did not earn any acquisition fees for the three and nine months ended September 30, 2005.

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2005 and December 31, 2004, amounts owed to the Company by its affiliates amounted to $87,000 and $147,000 and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $35,000 and $344,000, respectively for the three and nine months ended September 30, 2005, and $104,000 and $678,000, respectively for the three and nine months ended September 30, 2004.

15. Subsequent Events

In October 2005, the Company acquired the 728-room Century Plaza Hotel and Spa located in Century City, California for $293.0 million and named Hyatt Corporation as manager. The Company has commenced a renovation program, at an anticipated cost of $22.5 million, which will include the renovation of all guest rooms. Following the acquisition, the hotel was re-named the Hyatt Regency Century Plaza. In conjunction with this acquisition, the Company obtained $175.0 million in debt to finance a portion of the purchase price. The loan will mature in 2014.

In October 2005, pursuant to rights granted to Security Capital Preferred Growth Incorporated in the Series C Cumulative Convertible Redeemable Preferred Stock Purchase Agreement among the Company, the Operating Partnership, and Security Capital Preferred Growth Incorporated dated as of April 27, 2005, as amended, the Company agreed to sell to Security Capital Preferred Growth Incorporated 599,355 shares of its common stock at a purchase price of $23.85 per share. The closing of the sale of these shares is scheduled to occur, if all conditions to close in the Stock Purchase Agreement among the Company, the Operating Partnership, and Security Capital Preferred Growth Incorporated have been satisfied or waived, on the first business day prior to the next record date with respect to any dividend on the common stock.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Form S-11, filed with the Securities and Exchange Commission on August 31, 2005, and our Form S-3, filed with the Securities and Exchange Commission on October 27, 2005, under the caption “Risk Factors” and elsewhere in this Form 10-Q, including but not limited to the following factors:

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

Overview

We own primarily upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, InterContinental, Hyatt, Fairmont, Starwood, Carlson and Wyndham.

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

Formation and structuring transactions and our initial public offering. The following items occurred and affect our results of operations as a result of our initial public offering:

•	the payment of management fees to Interstate Hotels and Resorts, the Management Company, which has assumed responsibility for our hotel operations at the majority of our hotels pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the employee transfers to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the predecessor companies;

•	the exclusion of two hotels that were not contributed to us;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company.

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Code, Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, who has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis are from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

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

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2004 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
Hyatt Century Plaza, Los Angeles, California	728	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington, D.C.	807	June 23, 2005	(2)
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004	(3)
JW Marriott, Cherry Creek, Colorado(4)	196	April 28, 2004

(1)	Acquired 85% ownership interest.

(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.

(3)	Opening date of developed hotel.

(4)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for the eight hotels acquired during our first three quarters of 2005 totaled approximately $671.3 million, or $169,000 per room.

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

The aggregate net sale proceeds for the nine closed hotel dispositions through September 30, 2005 were $85.5 million, or $41,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through September 30, 2005 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2004 through September 30, 2005 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2004 through December 31, 2004		January 1, 2005 through September 30, 2005
Portfolio Data—Hotels
Number of hotels—beginning of period	61		54
Add: Acquisitions	—		8
Add: Developments	2	(1)	—
Less: Sales	7		2
Less: Assets not included	2	(2)	—

Number of hotels—end of period	54		60
Portfolio Data—Rooms
Number of rooms—beginning of period	14,901		13,183
Add: Acquisitions	—		3,973
Add: Developments	276		—
Add: Room expansions	20		—
Less: Sales	1,603		470
Less: Rooms converted to other usage	—		3
Less: Assets not included	411	(2)	—

Number of rooms—end of period	13,183		16,683
Average rooms per hotel—end of period	244		278

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.

(2)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) as a result of our initial public offering.

Operating Results

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

The following table presents our unaudited operating results for the three months ended September 30, 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the predecessor companies’ results for the period of July 1, 2004 through September 30, 2004.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$128,296	$94,060	$34,236	36.4%
Food and beverage	41,687	26,718	14,969	56.0%
Other operating	11,910	11,267	643	5.7%
Management and other fees from affiliates	—	129	(129)	(100.0)%

Total revenues	181,893	132,174	49,719	37.6%

OPERATING EXPENSES
Hotel operating	113,371	80,664	32,707	40.5%
Property general and administrative	21,034	11,082	9,952	89.5%
Corporate general and administrative	3,072	6,260	(3,188)	(50.9)%
Depreciation and amortization	20,779	14,469	6,310	43.6%
Deferred stock compensation	466	—	466	100.0%

Total operating expenses	158,722	112,475	46,247	41.1%

Operating income	23,171	19,699	3,472	17.6%
Interest and other income	910	302	608	201.3%
Interest expense	(15,875)	(13,567)	(2,308)	(17.0)%

Income before minority interest, income taxes and discontinued operations	8,206	6,434	1,772	NA
Minority interest	(321)	(39)	(282)	NA
Income tax provision	—	(437)	437	100.0%

Income from continuing operations before discontinued operations	7,885	5,958	1,927	NA
Income (loss) from discontinued operations	—	(1,438)	1,438	NA

NET INCOME	7,885	$4,520	$3,365	NA

Preferred stock dividends	(4,084)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,801

Operating Statistics
Occupancy(1)	76.3%	77.6%	(1.3)%	(1.7)%
Average daily rate(1)	$114.93	$99.51	$15.42	15.5%
RevPAR(1)	$87.68	$77.26	$10.42	13.5%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $34.2 million, or 36.4%, to $128.3 million for the three months ended September 30, 2005, from $94.1 million for the three months ended September 30, 2004. This increase was primarily due to $30.3 million generated from the eight hotels we acquired subsequent to September 30, 2004. In addition, organic growth in our existing portfolio base contributed $8.3 million due to an increase in ADR, slightly offset by a small decrease in occupancy. These increases were partially offset by $4.4 million related to properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Food and beverage revenue. Food and beverage revenue increased $15.0 million, or 56.0%, to $41.7 million for the three months ended September 30, 2005 from $26.7 million for the three months ended September 30, 2004. This increase was primarily driven by $15.4 million contributed by our eight new hotels, as well as $0.8 million generated from increased restaurant revenue at our existing locations during 2005 as compared with 2004, partially offset by $1.2 million from properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Other operating revenue. Other operating revenue increased $0.6 million, or 5.7%, to $11.9 million for the three months ended September 30, 2005 from $11.3 million for the three months ended September 30, 2004. Our eight newly acquired hotels contributed $1.5 million to other operating revenue during our third quarter of 2005. This increase was partially offset by a decrease of $0.6 million, net, in our existing hotels due to the continuing trend of declining telephone revenue, combined with a decrease in transportation revenue, slightly offset by growth in our electronic purchasing platform, Buy Efficient, L.L.C. In addition, other operating revenue decreased $0.3 million from properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. As a result of our initial public offering, we no longer receive any management or other fees from these hotels.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $32.7 million, or 40.5%, to $113.4 million for the three months ended September 30, 2005 from $80.7 million for the same time period in 2004. Our newly acquired hotels contributed $33.0 million in hotel operating expense during our third quarter of 2005. In addition, hotel operating expenses in our existing hotel portfolio increased $3.6 million during our third quarter of 2005 as compared with the same time period in 2004 primarily as a result of increases in advertising and promotion, franchise costs, and utilities. These increases were partially offset by $3.9 million from properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies, as well as ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions.

Property general and administrative expense. Property general and administrative expense increased $9.9 million, or 89.5%, to $21.0 million for the three months ended September 30, 2005 from $11.1 million for the three months ended September 30, 2004. Of the increase, our newly acquired hotels contributed $5.0 million during our third quarter of 2005. The remaining increase was due to $2.2 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, partially offset by properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Corporate general and administrative expense. Corporate general and administrative expense decreased to $3.1 million during our third quarter of 2005 as compared with $6.3 million during the same time period in 2004, primarily as a result of the expected decrease in salaries and wages attributable to the transfer of certain employees to the Management Company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased $6.3 million to $20.8 million for the three months ended September 30, 2005 from $14.5 million for the three months ended September 30, 2004, primarily as a result of the eight hotels acquired since our third quarter of 2004, which contributed $6.1 million, slightly offset by properties that were included in our third quarter 2004 results of operations but were not contributed to us by the predecessor companies.

Interest expense. Interest expense increased $2.3 million to $15.9 million for the three months ended September 30, 2005 from $13.6 million for the three months ended September 30, 2004. This increase was primarily due to greater outstanding loan balances in 2005 as compared with 2004, as we obtained additional loans to finance our acquisitions. As such, we incurred an additional $2.9 million in interest expense during our third quarter 2005 as compared to the same time period in 2004. The higher interest was partially offset by a decrease in deferred financing fees amortization of $0.6 million in 2005 as compared to 2004.

Our total notes payable, including the current portion, was $1,020.3 million at September 30, 2005 and $915.2 million at September 30, 2004, with a weighted average interest rate per annum of approximately 5.8% at September 30, 2005 and 5.5% at September 30, 2004. At September 30, 2005, 91.4% of the amount outstanding under our notes payable was fixed and 8.6% of the amount outstanding under our notes payable was floating.

Provision for income taxes. As limited liability companies, the predecessor companies were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. We maintain a taxable

REIT subsidiary which is liable for taxes on its earnings. The change in the tax provision is attributable to the historical tax provision for our predecessor companies being eliminated.

Income (loss) from discontinued operations. Income (loss) from discontinued operations was zero for the three months ended September 30, 2005, as no hotels were sold or held for sale during this time period. Income (loss) from discontinued operations totaled a $1.4 million loss for the three months ended September 30, 2004. At September 30, 2004, four of our hotels were held for sale and included in discontinued operations. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” two of these hotels were subsequently sold in November 2004, and the remaining two hotels were sold during our second quarter of 2005. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these four hotels as discontinued operations.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

The following table presents our unaudited operating results for the nine months ended September 30, 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the predecessor companies’ results for the period of January 1, 2004 through September 30, 2004.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$300,513	$255,361	$45,152	17.7%
Food and beverage	96,448	80,119	16,329	20.4%
Other operating	33,683	32,597	1,086	3.3%
Management and other fees from affiliates	—	651	(651)	(100.0)%

Total revenues	430,644	368,728	61,916	16.8%

OPERATING EXPENSES
Hotel operating	263,452	227,344	36,108	15.9%
Property general and administrative	50,035	31,796	18,239	57.4%
Corporate general and administrative	8,823	17,693	(8,870)	(50.1)%
Depreciation and amortization	49,784	42,201	7,583	18.0%
Deferred stock compensation	1,480	—	1,480	100.0%
Impairment loss	—	7,439	(7,439)	(100.0)%

Total operating expenses	373,574	326,473	47,101	14.4%

Operating income	57,070	42,255	14,815	35.1%
Interest and other income	2,614	518	2,096	404.6%
Interest expense	(43,290)	(39,671)	(3,619)	(9.1)%

Income before minority interest, income taxes and discontinued operations	16,394	3,102	13,292	NA
Minority interest	(1,115)	127	(1,242)	NA
Income tax provision	—	(238)	238	(100.0)%

Income from continuing operations before discontinued operations	15,279	2,991	12,288	NA
Income (loss) from discontinued operations	2,935	(19,961)	22,896	NA

NET INCOME (LOSS)	18,214	$(16,970)	$35,184	NA

Preferred stock dividends	(6,886)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,328

Operating Statistics
Occupancy(1)	73.7%	72.6%	1.1%	1.5%
Average daily rate(1)	$108.74	$98.33	$10.41	10.6%
RevPAR(1)	$80.11	$71.42	$8.69	12.2%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $45.2 million, or 17.7%, to $300.5 million for the nine months ended September 30, 2005, from $255.4 million for the nine months ended September 30, 2004. This increase was primarily due to the $31.7 million generated from the eight hotels we have acquired since the beginning of 2005, and the one hotel we acquired in June 2004. In addition, organic growth in our existing portfolio base contributed $22.8 million due to increases in ADR and occupancy. These increases were partially offset by $9.3 million related to properties that were included in our 2004 year to date results of operations but were not contributed to us by the predecessor companies.

Food and beverage revenue. Food and beverage revenue increased $16.3 million, or 20.4%, to $96.4 million for the nine months ended September 30, 2005 from $80.1 million for the nine months ended September 30, 2004. This increase was primarily driven by $15.4 million contributed by the eight hotels we have acquired since the beginning of 2005, and the one hotel we acquired in June 2004, as well as $2.9 million generated from higher occupancy rates during 2005 as compared with 2004, partially offset by $2.0 million from properties that were included in our 2004 year to date results of operations but were not contributed to us by the predecessor companies.

Other operating revenue. Other operating revenue increased $1.1 million, or 3.3%, to $33.7 million for the nine months ended September 30, 2005 from $32.6 million for the nine months ended September 30, 2004. Our eight hotels acquired since the beginning of 2005, combined with the one hotel we acquired in June 2004, contributed $1.7 million to other operating revenue year to date in 2005. This increase was partially offset by $0.6 million from properties that were included in our 2004 year to date results of operations but were not contributed to us by the predecessor companies. Other operating revenue in our existing hotel portfolio remained relatively consistent for the nine months ended September 30, 2005 as compared with the same time period in 2004.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. As a result of our initial public offering, we no longer receive any management or other fees from these hotels.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $36.1 million, or 15.9%, to $263.5 million for the nine months ended September 30, 2005 from $227.3 million for the same time period in 2004. Our newly acquired hotels contributed $33.9 million in hotel operating expense year to date in 2005. In addition, hotel operating expenses in our existing hotel portfolio increased $10.1 million year to date in 2005 as compared with the same time period in 2004 primarily as a result of higher occupancies combined with increases in advertising and promotion. These increases were partially offset by $7.9 million from properties that were included in our year to date 2004 results of operations but were not contributed to us by the predecessor companies, as well as ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions.

Property general and administrative expense. Property general and administrative expense increased $18.2 million, or 57.4%, to $50.0 million for the nine months ended September 30, 2005 from $31.8 million for the nine months ended September 30, 2004. Of the increase, our newly acquired hotels contributed $5.0 million for the nine months ended September 30, 2005. The remaining increase was due to a $2.1 million reserve for a contract interpretation issue with a customer, $6.4 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, and a mid-year 2004 acquisition, partially offset by properties that were included in our nine months ended September 30, 2004 results of operations but were not contributed to us by the predecessor companies. The ultimate resolution of the contract interpretation issue with a customer could result in a reimbursement to the customer in an amount in excess of $2.1 million.

Corporate general and administrative expense. Corporate general and administrative expense decreased to $8.8 million for the nine months ended September 30, 2005, as compared with $17.7 million during the same time period in 2004, primarily as a result of the expected decrease in salaries and wages attributable to the transfer of certain employees to the Management Company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased $7.6 million to $49.8 million for the nine months ended September 30, 2005 from $42.2 million for the nine months ended September 30, 2004, primarily as a result of the eight hotels we have acquired since the beginning of 2005, which contributed $6.5 million, and the one hotel we acquired in June 2004, slightly offset by properties that were included in our year to date 2004 results of operations but were not contributed to us by the predecessor companies.

Interest expense. Interest expense increased $3.6 million to $43.3 million for the nine months ended September 30, 2005 from $39.7 million for the nine months ended September 30, 2004. This increase was caused by several factors. First, interest expense increased due to a $2.8 million loan prepayment penalty incurred in 2005. An additional expense of $1.0 million was incurred due to higher loan balances in 2005 as compared with 2004, and $0.7 million was incurred due to a write-off of deferred financing fees. These increases were partially offset by a decrease in deferred financing fees amortization of $0.9 million year to date in 2005 as compared with 2004.

Our total notes payable, including the current portion, was $1,020.3 million at September 30, 2005 and $915.2 million at September 30, 2004, with a weighted average interest rate per annum of approximately 5.8% at September 30, 2005 and 5.5% at September 30, 2004. At September 30, 2005, 91.4% of the amount outstanding under our notes payable was fixed and 8.6% of the amount outstanding under our notes payable was floating.

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

Provision for income taxes. As limited liability companies, the predecessor companies were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, some of our predecessor companies were corporations that were liable for taxes on their earnings. We maintain a taxable REIT subsidiary which is liable for taxes on its earnings. The change in the tax provision is attributable to the historical tax provision for our predecessor companies being eliminated.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled income of $2.9 million for the nine months ended September 30, 2005, as compared with a loss of $20.0 million for the same time period in 2004. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2004 and two hotels in 2005. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations.

UNAUDITED PRO FORMA FINANCIAL DATA

As of September 30, 2005 and For the Three and Nine Months Ended September 30, 2005

The following unaudited pro forma financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005, gives effect to (1) the acquisition of the Century Plaza Hotel, Los Angeles, California, and the related placement of debt, (2) the acquisition of the remaining 75% interest in the Renaissance Hotel, Washington D.C., (3) the acquisition of Sheraton, Cerritos, California, (4) the sale by us of 4,102,564 shares of series C convertible redeemable preferred stock, (5) the acquisition of five Renaissance Hotels and a 25% interest in one Renaissance Hotel (the “CTF Acquired Properties”), (6) the acquisition of the Fairmont Hotel, (7) the sale of 3,750,000 shares of common stock at $20.65 per share and the sale of 294,000 shares of common stock at $21.97 per share to GIC Real Estate, (8) the sale of 300,000 shares of common stock at $22.347 per share to Security Capital Preferred Growth Incorporated and the sale of 3,000,000 shares of common stock at $23.40 (before underwriters’ discount and offering costs) per share to the public, (9) the placement of $250.0 million of fixed rate debt, (10) the replacement of existing debt with $276.0 million in fixed rate debt and (11) the sale by us of 4,850,000 shares of 8.0% series A cumulative redeemable preferred stock.

The following unaudited pro forma financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 give effect to the above transactions if they had not already occurred as if they had occurred on September 30, 2005 for purposes of the unaudited pro forma balance sheet as of September 30, 2005. For purposes of the unaudited pro forma statement of operations for the three and nine months ended September 30, 2005, these transactions are presented as if they had occurred on July 1, 2005 and on January 1, 2005, respectively.

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

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

September 30, 2005

(Unaudited)

(In thousands)

	Historical	Century Plaza Hotel (1)	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$145,624	$(120,780)	$24,844
Restricted cash	45,528		45,528
Accounts receivable, net	36,952		36,952
Due from affiliates	87		87
Inventories	2,517		2,517
Prepaid expenses and other current assets	3,516		3,516

Total current assets	234,224	(120,780)	113,444
Investment in hotel properties, net	1,767,657	295,780	2,063,437
Other real estate, net	7,390		7,390
Deferred financing costs, net	7,401		7,401
Goodwill	27,299		27,299
Other assets, net	27,432		27,432

Total assets	$2,071,403	$175,000	$2,246,403

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$22,831		$22,831
Accrued payroll and employee benefits	6,252		6,252
Due to Management Company	15,494		15,494
Dividends payable	17,819		17,819
Distributions payable	1,054		1,054
Other current liabilities	27,605		27,605
Current portion of secured notes payable	4,297		4,297

Total current liabilities	95,352		95,352
Notes payable, less current portion	1,016,015	175,000	1,191,015
Other liabilities	8,608		8,608

Total liabilities	1,119,975	175,000	1,294,975
Minority interests	52,450		52,450
Series C convertible redeemable preferred stock	99,046		99,046
Stockholders’ equity
Preferred stock	121,250		121,250
Common stock	479		479
Additional paid in capital	737,639		737,639
Unearned and accrued stock compensation	(7,082)		(7,082)
Accumulated earnings (deficit)	317		317
Cumulative dividends	(52,671)		(52,671)

Total stockholders’ equity	799,932		799,932

Total liabilities and equity	$2,071,403	$175,000	$2,246,403

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

September 30, 2005

(Unaudited)

(In thousands)

Notes to Unaudited Pro Forma Balance Sheet as of September 30, 2005

(1)	Represents the acquisition of the Century Plaza Hotel, Los Angeles, California:

Cash paid	$118,000
Debt placed in conjunction with the acquisition	175,000

Purchase price	293,000
Closing costs	2,780

Total costs	$295,780

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended September 30, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	CTF Acquired Properties (1)	Renaissance Westchester (2)	Renaissance Washington D.C. (3)	Fairmont Hotel (4)	Century Plaza (5)	Financing Transactions (6)	Pro Forma
REVENUES
Room	$128,296	$1,205	$188	$1,800	$333	$8,423		$140,245
Food and beverage	41,687	544	115	628	218	5,228		48,420
Other operating	11,910	51	12	100	19	6,164		18,256

Total revenues	181,893	1,800	315	2,528	570	19,815		206,921

OPERATING EXPENSES
Room	28,224	297	41	584	97	2,258		31,501
Food and beverage	31,393	456	79	511	122	4,932		37,493
Other hotel	53,754	30	6	86	1	4,251		58,128
General and administrative
General and administrative—corporate	3,072							3,072
General and administrative—property operations	21,034	642	106	1,027	318	2,587		25,714
Amortization of deferred stock compensation	466							466
Depreciation and amortization	20,779			128	55	1,849		22,811

Total operating expenses	158,722	1,425	232	2,336	593	15,877		179,185

Operating income (loss)	23,171	375	83	192	(23)	3,938		27,736
Interest and other income	910							910
Interest expense	(15,875)						(2,810)	(18,685)

Income (loss) from continuing operations before minority interest and income taxes	8,206	375	83	192	(23)	3,938	(2,810)	9,961
Minority interest	(321)						(100)	(421)

Income (loss) from continuing operations	7,885	375	83	192	(23)	3,938	(2,910)	9,540
Preferred stock dividends	(4,084)							(4,084)

Income (loss) available to common stockholders	$3,801	$375	$83	$192	$(23)	$3,938	$(2,910)	$5,456

Income per share to common stockholders:
Basic and diluted	$0.09							$0.11

Common shares outstanding (7):
Basic	42,594							47,871

Diluted	42,909							48,191

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended September 30, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended September 30, 2005

(1)	Represents the acquisition of the CTF Acquired Properties. The information presented represents activity for these properties from and including the beginning of their third quarter, June 18, 2005 to, but not including, the date of our acquisition, June 23, 2005.

(2)	Represents the acquisition of the Renaissance Westchester, White Plains, New York. The information presented represents activity for this property from and including the beginning of its third quarter, June 18, 2005 to, but not including, the date of our acquisition, June 23, 2005.

(3)	Represents the acquisition of the remaining 75% interest in the Renaissance, Washington D.C. The information presented represents activity for this property from and including the beginning of its third quarter, June 18, 2005 to, but not including, the date of our acquisition, July 13, 2005.

(4)	Represents the acquisition of the Fairmont Hotel, Newport Beach, California. The information presented represents activity for this property from and including the beginning of its third quarter, July 1, 2005 to, but not including, the date of our acquisition, July 11, 2005.

(5)	Represents the acquisition of the Century Plaza Hotel, Los Angeles, California. The information presented represents activity for this property for its entire third quarter, July 1, 2005 to September 30, 2005, and includes Guaranteed Payments that would have been made by Hyatt Corporation under the management agreement. We acquired this property on October 5, 2005.

(6)	Represents the Financing Transactions:

6a. Reflects the net change in interest resulting from the fixed rate mortgage loan refinance and the new debt incurred in connection with the purchase of the CTF Acquired Properties, the Renaissance Washington, Washington, D.C., the Sheraton Cerritos, and the Century Plaza Hotel, Los Angeles, California

Actual interest expense	$15,875
Net increase in interest expense	2,810

Pro forma interest expense	$18,685

6b. Record minority interest for the pro forma period:

Pro forma income available to minority interest holders and common stockholders	$5,877
Minority ownership percentage	7.17%

Minority interest	$421

(7)	The shares used in the basic and diluted income available to common stockholders are as follows:

Basic shares outstanding as of September 30, 2005	47,871
Unvested restricted stock grants made to employees	320

Diluted shares outstanding	48,191

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Nine Months Ended September 30, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	CTF Acquired Properties (1)	Renaissance Westchester (2)	Renaissance Washington D.C. (3)	Fairmont Hotel (4)	Sheraton Cerritos (5)	Century Plaza (6)	Financing Transactions (7)	Pro Forma
REVENUES
Room	$300,513	$41,851	$5,394	$21,306	$6,397	$3,363	$26,399		$405,223
Food and beverage	96,448	23,285	3,388	8,699	4,005	2,312	18,872		157,009
Other operating	33,683	4,658	605	2,170	381	157	15,491		57,145

Total revenues	430,644	69,794	9,387	32,175	10,783	5,832	60,762		619,377

OPERATING EXPENSES
Room	65,457	9,966	1,485	5,493	1,710	837	6,901		91,849
Food and beverage	69,263	17,468	2,845	7,229	3,091	1,421	16,486		117,803
Other hotel	128,732	12,267	2,100	5,310	1,446	770	12,176		162,801
General and administrative
General and administrative—corporate	8,823								8,823
General and administrative—property operations	50,035	13,550	2,312	6,182	1,734	1,084	7,838		82,735
Amortization of deferred stock compensation	1,480								1,480
Depreciation and amortization	49,784	4,691	661	1,907	958	320	5,546		63,867

Total operating expenses	373,574	57,942	9,403	26,121	8,939	4,432	48,947		529,358

Operating income (loss)	57,070	11,852	(16)	6,054	1,844	1,400	11,815		90,019
Interest and other income	2,614								2,614
Interest expense	(43,290)							(12,765)	(56,055)

Income (loss) from continuing operations before minority interest and income taxes	16,394	11,852	(16)	6,054	1,844	1,400	11,815	(12,765)	36,578
Minority interest	(1,115)							(629)	(1,744)

Income (loss) from continuing operations	15,279	11,852	(16)	6,054	1,844	1,400	11,815	(13,394)	34,834
Preferred stock dividends	(6,886)							(2,048)
								(3,323)	(12,257)

Income available to common stockholders	$8,393	$11,852	$(16)	$6,054	$1,844	$1,400	$11,815	$(18,765)	$22,577

Income (loss) per share to common stockholders:
Basic	$0.30								$0.47

Common shares outstanding (8):
Basic	37,600								47,871

Diluted	37,904								48,191

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Nine Months Ended September 30, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Nine Months Ended September 30, 2005

(1)	Represents the acquisition of the CTF Acquired Properties. The information presented represents activity for these properties from and including January 1, 2005 to, but not including, the date of our acquisition, June 23, 2005.

(2)	Represents the acquisition of the Renaissance Westchester, White Plains, New York. The information presented represents activity for this property from and including January 1, 2005 to, but not including, the date of our acquisition, June 23, 2005.

(3)	Represents the acquisition of the remaining 75% interest in the Renaissance, Washington D.C. The information presented represents activity for this property from and including January 1, 2005 to, but not including, the date of our acquisition, July 13, 2005.

(4)	Represents the acquisition of the Fairmont Hotel, Newport Beach, California. The information presented represents activity for this property from and including January 1, 2005 to, but not including, the date of our acquisition, July 11, 2005.

(5)	Represents the acquisition of the Sheraton Cerritos, Cerritos, California. The information presented represents activity for this property from and including January 1, 2005 to, but not including, the date of our acquisition, June 27, 2005

(6)	Represents the acquisition of the Century Plaza Hotel, Los Angeles, California. The information presented represents activity for this property from January 1, 2005 to September 30, 2005, and includes Guaranteed Payments that would have been made by Hyatt Corporation under the management agreement. We acquired this property on October 5, 2005.

(7)	Represents the Financing Transactions:

7a. Reflects the net change in interest resulting from the fixed rate mortgage loan refinance and the new debt to be incurred in connection with the purchase of the CTF Acquired Properties, the Renaissance Washington, Washington, D.C., the Sheraton Cerritos, and the Century Plaza, Los Angeles, California

Actual interest expense	$43,290
Net increase in interest expense	12,765

Pro forma interest expense	$56,055

7b. Reflects a full period of preferred stock dividends on the 4,850,000 shares of 8.0% series A preferred stock

Actual preferred stock dividends	$5,227
Increase in preferred stock dividends for full period	2,048

Pro forma preferred stock dividends	$7,275

7c. Reflects a full period of preferred stock dividends on the 4,102,564 shares of series C convertible redeemable preferred stock

Actual preferred stock dividends	$1,659
Increase in preferred stock dividends for full period	3,323

Pro forma preferred stock dividends	$4,982

7d. Record minority interest for the pro forma period:

Pro forma income available to minority interest holders and common stockholders	$24,321
Minority ownership percentage	7.17%

Minority interest	$1,744

(8)	The shares used in the basic and diluted income available to common stockholders are as follows:

Basic shares outstanding as of September 30, 2005	47,871
Unvested restricted stock grants made to employees	320

Diluted shares outstanding	48,191

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

Operating activities. Net cash provided by operating activities was $59.7 million for the nine months ended September 30, 2005 compared to $41.0 million for the nine months ended September 30, 2004. This increase was primarily due to improved profitability during the nine months ended September 30, 2005 combined with additional cash generated from our newly acquired properties, partially offset by an increase in restricted cash made in connection with acquisitions that closed in 2005.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $701.5 million in the nine months ended September 30, 2005 compared to $48.1 million in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we acquired eight hotels for $671.3 million, paid a deposit of $15.0 million on an additional hotel which we acquired in October 2005, and paid $0.7 million in other deposits, for a total of $687.0. In addition, we have invested $42.4 million of capital expenditures in our hotels, and we have received net proceeds of $27.9 million from the sale of two hotels and a vacant land parcel. During the same time period in 2004, we developed and acquired two hotels for $49.6 million and invested $36.1 million of capital expenditures in our hotels. Additionally, we received net proceeds of $37.6 million from the sale of five hotels and a vacant land parcel.

Financing activities. Net cash provided by financing activities was $781.4 million for the nine months ended September 30, 2005 compared to $13.5 million for the nine months ended September 30, 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of net proceeds from our preferred securities and primary common stock offerings of $216.3 million and $298.0 million, respectively, and proceeds from notes payable of $589.4 million, partially offset by $38.0 million of dividends and distributions to our shareholders and holders of membership units in the Operating Partnership, $281.5 million of principal payments on notes payable and $2.8 million in deferred financing costs. Net cash provided by financing activities for the nine months ended September 30, 2004 consisted primarily of proceeds from notes payable of $42.8 million and contributions from the Sunstone Predecessor Companies of $25.3 million partially offset by $9.4 million of distributions to the Sunstone Predecessor Companies and $45.2 million of principal payments on notes payable.

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

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties. We have interest rate protection agreements covering all of our variable rate debt, which accounted for 8.6% of our total outstanding indebtedness at September 30, 2005. In April 2005, we closed ten individual non cross-collateralized fixed rate mortgage loans totaling $276.0 million. The loans are each for a term of ten years with a fixed rate of 5.34%. In June 2005, we closed $250.0 million in mortgage loans with terms ranging between seven and eleven years and a weighted average fixed interest rate of 5.14%. Also in June 2005, we assumed a $9.2 million fixed rate mortgage loan with a maturity date of August 2024 and a fixed interest rate of 8.78%. In July, 2005, we assumed a $54.0 million fixed rate mortgage loan with a maturity date of April 2023 and a fixed interest rate of 7.50%. As of September 30, 2005, 91.4% of the Company’s outstanding debt is fixed rate. We believe this debt capital structure is appropriate for the operating characteristics of our business and provides for significant prepayment and refinancing flexibility.

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

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2005 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,020,312	$4,297	$19,838	$25,751	$970,426
Operating lease obligations	245,560	4,136	8,409	8,301	224,714
Construction commitments	33,050	33,050	—	—	—
Employment obligations	4,106	1,275	2,046	785	—

Total	$1,303,028	$42,758	$30,293	$34,837	$1,195,140

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2005 are expected to be approximately $65.0 million to $75.0 million. This renovation budget includes our $33.1 million of contractual construction commitments. All of these amounts are expected to be funded out of our cash and reserve accounts. Our capital expenditures could increase if we determine to acquire, renovate or develop additional hotels in the future. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2005, $26.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. At September 30, 2005, our interest rate caps consisted of the following:

As of September 30, 2005 Notional Amount	LIBOR Rate at which Exposure is Capped		Interest Rate Cap Maturity
(in millions)
224.5	6.75	(1)	1/3/2006
54.5	6.50		1/3/2006
60.0	4.50		10/11/2005
18.2	4.50		10/11/2005
38.0	6.30		11/11/2005
6.3	4.50		5/22/2006

$401.5

(1)	Reflects the weighted average of the seven tranches of mortgages, each with specific notional amounts and LIBOR cap agreements.

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the nine months ended September 30, 2005, our mark to market adjustments of these contracts resulted in a net loss of $1,000.

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

Our revenues by quarter during 2004 and 2005 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2004	$112,971	$123,583	$132,174	$122,561
2005	$116,557	$132,194	$181,893

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2005, our total outstanding debt was approximately $1,020.3 million, of which approximately $88.1 million, or 8.6%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $881,000 annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $881,000 annually.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in various claims, disputes and other legal actions in the ordinary course of business. We do not believe that the resolution of such additional matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.5	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K (File No. 001-32319) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series B Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.5	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to the Form 10-Q, dated August 9, 2005, filed by the Company).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company.

10.2	Purchase and Sale Agreement by and between Pivotal Century Plaza Hotel, L.L.C. and Hyatt Development Corporation, dated August 24, 2005 (incorporated by reference to Exhibit 10.24 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

10.3	Assignment and Assumption of Purchase and Sale Agreement by and between Hyatt Development Corporation and Sunstone Century Star, LLC, dated August 24, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 8, 2005	By:	/s/ JON D. KLINE
Jon D. Kline
(Principal Financial Officer and Duly Authorized Officer)