Form 10-K
period 2005-12-31
Sunstone Hotel Investors, Inc.
filed 2006-02-15
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2005 as reported on the New York Stock Exchange was approximately $1.3 billion. This amount excludes 397,315 shares of the registrant’s common stock held by the executive officers, directors and affiliated parties. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s Common Stock outstanding as of February 8, 2006 was 57,690,649.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

Item 1. Business

Our Company

We were incorporated in Maryland on June 28, 2004, to buy, own and renovate primarily upper upscale and upscale full-service hotels. We are a hospitality company that owns primarily upper upscale and upscale hotels in the United States. Our hotels are operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, Hyatt, Fairmont, Starwood and Wyndham. As of December 31, 2005, we own 60 hotels, comprising 17,333 rooms, located in 17 states in the United States, and in Washington, D.C. Our portfolio also includes luxury and midscale hotels. The terms luxury, upper upscale, upscale and midscale are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independent. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code.

Although we have historically self-managed most of our hotels, in connection with our initial public offering in October 2004, we engaged Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc., or the Management Company, to manage the majority of our hotels. As of December 31, 2005, the Management Company manages and operates 47 of our 60 hotels pursuant to management agreements with Sunstone Hotel TRS Lessee Inc., our wholly owned subsidiary, or the TRS Lessee, or its subsidiaries. Six of our remaining hotels are managed independently under management agreements with Renaissance Hotel Operating Company, three are managed independently under management agreements with Marriott International, Inc., three hotels are independently managed under management agreements with Hyatt Corporation, and one hotel is independently managed under management agreement with Fairmont Hotels & Resorts (U.S.).

In connection with our initial public offering, we entered into our management agreements with the Management Company to seek to optimize the cash flow from, and the profitability of, our hotels by aligning the Management Company’s incentives with ours while maintaining, to the greatest extent practicable, the hotel management practices we employed prior to electing REIT status. Most of our current hotel management employees became employees of the Management Company and continue in their current roles at the Management Company. The Management Company maintains an office in the same building as our headquarters for many of the employees responsible for operations, sales and marketing of our hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	Positioned to Capitalize on Ongoing Industry Recovery.

Significant Recent Investments. From January 1, 2003 through December 31, 2005, we have invested $195.8 million in capital renovations throughout our portfolio, including the development of one hotel, which we believe will improve the competitiveness of our hotels and better position ourselves to capitalize on the ongoing lodging industry recovery.

Luxury, Upper Upscale and Upscale Concentration. We believe the luxury, upper upscale and upscale segments, which represented approximately 90.0% of our 2005 hotel revenues, tend to outperform the lodging industry generally during an economic recovery.

Nationally-Recognized Brands. We operate substantially all of our hotels under nationally-recognized brands, including Marriott, Hilton, Hyatt and Fairmont.

Presence in Markets with High Barriers to Entry. We believe that our hotels are located in desirable urban and suburban markets with major demand generators and significant barriers to entry for new supply, including a strong presence in California, where our hotels generated 32.1% of our 2005 revenues.

•	Proven Acquisition and Disposition Capabilities. We believe that our significant acquisition and disposition experience will allow us to continue to redeploy capital from slower growth to higher growth hotels.

•	Strategic Relationship with the Management Company. We believe that our agreements with the Management Company align its interests with ours to maximize the operating performance of our hotels managed by the Management Company.

•	Experienced Management Team. We have a seasoned senior management team with extensive experience in real estate, lodging or finance.

•	Flexible Capital Structure. We believe our capital structure provides us with the financial flexibility required to fund our growth strategy and meet our liquidity needs.

Business and Growth Strategy

Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow in order to maximize total returns to our stockholders. Our focus is to own luxury, upper upscale and upscale hotels located in urban and suburban markets with major demand generators and significant barriers to entry. Our strategies for achieving our business objectives include the following key elements:

•	Active Asset Management. We use our extensive hotel management expertise to enhance our relationships with our hotel operators and to maximize the operating performance, cash flow and value of our hotels.

•	Opportunistic Hotel Redevelopment and Rebranding. We will continue to invest capital to renovate, redevelop and rebrand our hotels when we believe doing so will increase our market share, enhance our property-level cash flow and generate attractive returns on our invested capital.

•	Selective Hotel Acquisition and Development. We intend to continue to create value by acquiring premium-branded hotels, or hotels that have the attributes to facilitate their conversion to premium brands, that we believe have been undermanaged or undercapitalized, are located in growth markets or offer expansion and renovation opportunities. We may also develop hotels in markets where we believe room demand and other competitive factors support new supply.

•	Capital Redeployment. We intend to continue to sell hotels on an opportunistic basis and redeploy our capital to acquire or redevelop other hotels with greater cash flow growth potential.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each market in which we operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us.

Franchise Agreements

All but three of the hotels we own as of December 31, 2005 are operated under franchise or franchise management agreements. We believe that the public’s perception of the quality associated with a brand name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreements obligate the subsidiary to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the subsidiary, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. The franchise agreements for our hotels require that we deposit up to 5.0% of the gross revenues of the hotels into a reserve fund for capital expenditures.

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

Management Agreements

Forty-seven of the 60 hotels we own as of December 31, 2005 are managed and operated by the Management Company pursuant to management agreements with the TRS Lessee or its subsidiaries. Our remaining 13 hotels as of December 31, 2005 are managed by Marriott International, Inc., Hyatt Corporation, or Fairmont Hotels & Resorts (U.S.) Inc. under existing management agreements. The following is a general description of these agreements.

Management Company. Our management agreements with the Management Company require us to pay on a monthly basis, a management fee equal to 2.0% of our gross revenues from the hotels plus an accounting fee of $10 per room per month per hotel subject to the management agreements, subject to an annual increase based on a consumer price index, plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, will not exceed 1.5% of the total revenues for all the hotels managed by the Management Company for that fiscal year. The TRS Lessee must deliver to the Management Company a guarantee or guarantees of payment with respect to all fees payable to the Management Company.

The initial term of these management agreements is 20 years, and we have the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party. The operations of the hotels are overseen by a separate division of the Management Company located in the same building as our headquarters in San Clemente, California. Pursuant to the terms of the management agreements, without our prior written consent, the Management Company may not replace certain of its key personnel in operations, sales and marketing, accounting and finance and other agreed upon personnel. In addition, without our prior written consent, the Management Company is not able to alter certain operating procedures or systems deemed integral to the operation of each of the managed hotels.

Fairmont. Our Fairmont hotel is operated under a management agreement with a subsidiary of Fairmont Hotels and Resorts, (U.S.) Inc. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2015, with an option to extend the agreement for an additional twenty years. The agreement includes incentive fees ranging from between 15% and 25% of our net profit at the hotel above the achievement of certain net profit thresholds. The agreement also includes a minimum return threshold below which Fairmont will be required to make limited guaranty payments to the Company, commencing in 2007.

Hyatt. Our Hyatt hotels are operated under management agreements with Hyatt Corporation. The agreement with respect to the Hyatt Regency, Newport Beach, California hotel requires us to pay 3.5% of total revenue for that hotel as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds and expires in 2039. The management agreement with respect to the Hyatt, Marietta, Georgia hotel requires us to pay 4.0% of total revenue for that hotel to Hyatt, and expires in 2040. The management agreement with respect to the Hyatt Regency Century Plaza, Century City, California requires us to pay 3.0% of total revenue for that hotel to Hyatt, and expires in 2025. In addition, as part of the Company’s purchase of the Hyatt Regency Century Plaza, the Company entered into a 30-year term agreement with Hyatt Corporation whereby Hyatt Corporation will provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover the Company’s debt service related to this hotel, plus a 10% return on the Company’s equity investment in the hotel, Hyatt Corporation will pay the Company the difference, up to $27 million over the term of the agreement. These management agreements include incentive fees ranging between 10.0% and 33.0% of our net profit at the hotel above the achievement of certain net profit thresholds. The management agreements with Hyatt may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving the hotel and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

Marriott. Three of our Marriott hotels and six of our Renaissance hotels are operated under management agreements with subsidiaries of Marriott Hotel Services, Inc. or Marriott International, Inc. These management agreements require us to pay a base management fee between 2.25% and 3.0% of total revenue from these hotels to Marriott and expire between 2014 and 2050. Additionally, six of these management agreements require an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires an incentive fee of 20.0% of net cash flow; one of the management agreements requires an incentive fee of 20.0% of net cash flow subject to the hotel achieving a certain operating threshold; and, one of the management agreement requires us to pay specific percentages of both room revenue and food and beverage revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In the event of a sale of the Marriott, Troy, Michigan, Marriott has a right of first refusal to either purchase or lease the hotel or terminate the management agreement.

The existing management agreements with Fairmont, Hyatt, and Marriott require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by the Company. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending December 31, 2004. Under current Federal income tax laws we generally will not be taxed at the corporate level to the extent we distribute at least 90% of our net taxable income to our stockholders. We may, however, be subject to certain Federal, state and local taxes on our income and property and to Federal income and excise tax on our undistributed income.

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that may engage in businesses previously prohibited to a REIT. In particular, hotel REITs are permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs, generally to assure that TRSs are subject to an appropriate level of Federal corporate taxation.

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

We and the TRS Lessee must elect for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, cash items, and government securities.

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

Ground and Air Lease Agreements

Twelve of our hotels are subject to ground or air leases that cover either all or portions of their respective properties. As of December 31, 2005, the terms of these ground or air leases (including renewal options) range from 30 to 91 years. These leases generally require us to make rental payments and payments for all charges, costs, expenses and liabilities, including real and personal property taxes, insurance, and utilities.

Any proposed sale of the property that is subject to a ground or air lease or any proposed assignment of our leasehold interest as ground or air lessee under the ground or air lease may require the consent of the applicable ground or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground or air lessee’s interest in any such property in the future absent the consent of the ground or air lessor, even if such transaction may be in the best interests of our stockholders. Three of our properties prohibit the sale or conveyance of the hotel by us to another party without first offering the ground or air lessor the opportunity to acquire the hotel upon the same terms and conditions as offered to the third party.

We have an option to acquire the ground lessor’s interest in the ground lease relating to three of our hotels for specified amounts and exercisability provisions. At this time, we do not intend to exercise any option to purchase the ground lessor’s interest in any of these ground leases.

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on June 30, 2010. We believe that our current facilities are adequate for our present and future operations. Our Internet address is www.sunstonehotels.com. Periodic and current SEC reports are available, free of charge, through links displayed on our web site. Our website is not intended to be a part of this report on Form 10-K.

Employees

At February 1, 2006, we had 56 employees. We believe that our relations with our employees are good. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee to operate such hotels.

Environmental

All of our hotels have been subjected to environmental reviews. Environmental consultants retained by our lenders recently conducted Phase I environmental site assessments on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor are we aware of, any environmental liability (including asbestos-related liability) that we believe would harm our business, financial position, results of operations or cash flow.

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

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenue for hotels in tourist areas generally is substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, medical conditions such as SARS, airline strikes, cost of air travel, economic factors and other considerations affecting travel.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing costs such as taxes, property and casualty insurance and utilities.

Item 1A. Risk Factors

Risks Related to Our Business

In the recent past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in United States gross domestic product. Revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a similarly harmful effect on both the industry and us.

As of December 31, 2005, we had approximately $1,181.2 million of outstanding debt, and carrying such debt may harm our financial flexibility or harm our business and financial results by imposing requirements on our business.

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

We also intend to incur additional debt in connection with future acquisitions of real estate, which may include loans secured by a portfolio of some or all of the hotels we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income or otherwise to ensure that we maintain our qualification as a REIT for Federal income tax purposes. In addition, at December 31, 2005, we had $27.4 million in outstanding letters of credit.

If we were to default on our secured debt in the future, the loss of our property securing the debt would harm our ability to satisfy other obligations.

A majority of our debt is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. In addition, because of various cross-collateralization provisions in our notes payable, our default under some of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay dividends may be harmed.

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

Financial covenants in our existing notes payable and those notes we may assume may restrict our operating or acquisition activities.

Some of our existing notes payable contain, and notes payable that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit those properties or we are unable to incur debt to pursue those activities, our growth may be limited. If we need to obtain consents or waivers from compliance with these covenants, it may take time or cause us to incur additional expenses.

Our revolving credit facility and term loan facility contain financial covenants that could harm our financial condition.

Our revolving credit facility and term loan facility contain, and notes payable that we may incur or assume in the future may contain, financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Advances under the revolving credit facility are subject to borrowing base requirements based on the hotels securing the facility. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our revolving credit facility or term loan facility could result in a default under one or more of our debt instruments. This could cause one or more of our lenders to accelerate the timing of our payments obligations and could harm our business, operations, financial condition or liquidity.

Our organizational documents contain no limitations on the amount of debt we may incur, so we may become too highly leveraged.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we increase the level of our borrowings, then the resulting increase in cash flow that must be used for debt service would reduce cash available for distribution and could harm our ability to make payments on our outstanding indebtedness and our financial condition.

Some of our directors and officers have economic interests in other real estate investments, including hotels, which may result in conflicts and competing demands on their time.

Two of our directors, Messrs. Wolff and Dona, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest. In addition, three of our executive officers, Messrs. Alter, Kline and Stougaard, have economic interests in other hotel investments and, therefore, may have competing demands on their time.

We face competition for the acquisition of hotels, and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

The acquisition of a portfolio of hotels presents more risks to our business and financial results than the acquisition of a single hotel.

We have focused, and may continue to focus, on the acquisition of multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. Multiple hotel acquisitions, such as the recent acquisition of the Renaissance Hotels, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in geographically dispersed markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms. These hotels may harm our operating results if they operate at a loss or we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

Most of our hotels are upper upscale and upscale hotels, and the upper upscale and upscale segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could harm our profitability.

The upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We will also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and upscale hotels when compared to other classes of hotels.

Rising operating expenses or low occupancy rates could reduce our cash flow and funds available for future distributions.

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

Our hotels are geographically concentrated in California and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as an earthquake.

Approximately 36.7% of our hotels, the largest concentration of our hotels in any state, representing 32.1% of our rooms and 32.1% of our 2005 revenues, are located in California. The concentration of our hotels in California makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events, such as the 2002 Winter Olympics, are not always easy to predict and are often episodic in nature. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Because most of our hotels are operated under franchise agreements with national franchisors, termination of franchise agreements or circumstances that negatively affect the franchisor itself could cause us to lose business at hotels operated under the franchisor’s name or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2005, approximately 95.0% of our hotels, representing 92.9% of our rooms, were operated under franchise or management agreements with national franchisors. In general, under franchise arrangements, the franchisor provides marketing services and room reservations and certain other operating assistance, but requires us, as the franchisee, to pay significant fees to it, and to maintain the hotel in a required condition. If the Management Company or other management companies fail to maintain these required standards, then the franchisor may terminate the franchise agreement and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors regarding our alleged non-compliance with the franchise agreements, and we may disagree with a franchisor’s claim that we are not in compliance with applicable franchise agreements. Any disputes arising under our franchise agreements could also lead to a termination of a franchise agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise on a particular hotel, it could harm the operation, financing, financeability or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor in general could reduce the revenue we receive from the hotels subject to that particular franchise. Any loss of revenue at a hotel could harm the ability of Sunstone Hotel TRS Lessee Inc., our wholly owned subsidiary, the TRS Lessee, to whom we have leased our hotels as a result of certain Federal income tax restrictions on lodging REITs, to pay rent to Sunstone Hotel Partnership, LLC and could harm our ability to pay dividends on our common stock or preferred stock.

Our franchisors require us to make capital expenditures pursuant to property improvement plans, or PIPs, under our franchise agreements, and the failure to make the expenditures required under the PIPs could cause the franchisors to terminate the franchise agreements.

Historically, some of our franchisors required that we make renovations to some of our hotels in connection with revisions to our franchise agreements. In addition, upon regular inspection of our hotels, our franchisors may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor has developed in connection with the operation of our hotels. In connection with the acquisitions of hotels, franchisors may also require PIPs. The franchisors generally set forth their renovation requirements in PIPs and if we do not satisfy the PIP renovation requirements pursuant to the franchisor’s criteria, the franchisor will have the right to terminate the applicable franchise agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five-year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our franchise and loan agreements, from time to time we need to make capital expenditures to comply with applicable laws and regulations, remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Our returns depend on management of our hotels by third parties, including the Management Company.

In order to qualify as a REIT under the Code, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage the hotels. Thus, the independent management companies, including, among others, the Management Company, under management agreements with us, control the daily operations of our hotels.

As of December 31, 2005, the Management Company manages and operates 47 of our 60 hotels pursuant to management agreements with the TRS Lessee or its subsidiaries. Of our remaining hotels, six are managed independently under management agreements with Renaissance Hotel Operating Company, three are managed independently under management agreements with Marriott International, Inc., three hotels are independently managed under management agreements with Hyatt Corporation, and one hotel is independently managed under a management agreement with Fairmont Hotels & Resorts (U.S.) Inc. Under the terms of these management agreements, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to adequately operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we may not have a contractual right to cause an independent management company to change its method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default and, therefore, need to replace any of our management companies, those events could result in significant disruptions at the affected hotels upon the termination of a manager. If any of the foregoing occurs, our relationships with franchisors may be damaged, and we may be in breach of one or more of our franchise agreements.

We cannot assure you that our management companies will successfully manage our hotels. A failure by our management companies to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, which would reduce the amount available for dividends on our common stock and our preferred stock. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

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

Due to certain Federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we leased our hotel properties to the TRS Lessee, which contracted with the Management Company and other third party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee to make rent payments under these leases. In general, under the leases with the TRS Lessee, we will receive from the TRS Lessee both base rent and percentage rent based upon a percentage of gross revenue above a certain minimum level. As a result, we participate in the economic operations of our hotels only through our share of gross revenue under the leases.

The TRS Lessee’s ability to pay rent is affected by factors beyond its control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotels, competition in the lodging and hospitality industry, the ability to maintain and increase gross revenue at our hotels and other factors relating to the operations of our hotels.

Although failure on the part of the TRS Lessee to materially comply with the terms of a lease (including failure to pay rent when due) will give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel since we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on terms as favorable to us.

Because land underlying twelve of our hotels is held by ground or air leases, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying twelve of our hotels are based upon our interest under long-term ground or air leases. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the ground or air leases. As of December 31, 2005, the terms of these ground or air leases (including renewal options) range from 30 to 91 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessor may require us, at the expiration or termination of the ground or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground or air leases also generally require us to restore the premises following a casualty or taking and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs and the cost thereof exceeds available insurance proceeds.

Risks Related to Our Organization and Structure

Provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of our company and may depress our stock price.

Provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

Aggregate Share and Common Share Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. This ownership limitation may prevent a third party from acquiring control of us in our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

Authority to Issue Stock. Our charter authorizes our board of directors to cause us to issue up to 500,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. Our charter authorizes our board of directors to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of our stock that it has authority to issue, to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including change of control transactions offering a premium over the market price of shares of our common stock, even if our stockholders believe that a change of control is in their interest.

Number of directors, board vacancies, term of office. Under our charter and bylaws, we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. Any director elected to fill a vacancy will hold office until the next annual meeting of stockholders, and until his or her successor is elected and qualifies. As a result, stockholder influence over these matters is limited.

Limitation on stockholder requested special meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting. This provision makes it more difficult for stockholders to call special meetings.

Advance notice provisions for stockholder nominations and proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

Exclusive authority of our board to amend our bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws, except with respect to amendments to the provision of our bylaws regarding our opt out of the Maryland business combination and control share acquisition statutes. Thus, our stockholders may not effect any changes to our bylaws.

Duties of directors. Maryland law requires that a director perform his or her duties (1) in good faith, (2) in a manner he or she reasonably believes to be in the best interests of the corporation and (3) with the care that an ordinary prudent person in a like position would use in similar circumstances. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, of modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland business combination act or the Maryland control share acquisition act or (4) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law. These provisions increase the ability of our directors to respond to a takeover and may make it more difficult for a third party to effect an unsolicited takeover.

Unsolicited Takeover Provisions. Provisions of Maryland law permit the board of a corporation with a class of equity securities registered under the Securities Exchange Act of 1934 and at least three independent directors, without stockholder approval, to implement possible takeover defenses, such as a classified board. These provisions may make it more difficult for a third party to effect a takeover.

Our management team has a limited history of operating a REIT and managing a public company, which may give rise to inefficiencies or strain our operations and resources.

We have recently been organized and we have a limited operating history as a REIT. Our management team operated our business as a privately-owned company for the five years prior to our initial public offering in October 2004 and, therefore, other than Mr. Alter, had no experience operating a REIT and managing a publicly-owned company. We will need to continue to develop control systems and procedures adequate to support a public REIT, and this transition could place a significant strain on our management systems, infrastructure, financial condition and other resources.

We rely on our executive officers, the loss of whom could significantly harm our business.

Our continued success will depend to a significant extent on the efforts and abilities of our executive officers, especially Messrs. Alter, Kline and Stougaard. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with an experienced substitute, such person’s departure could harm our operations, financial condition and operating results.

Because we made changes to our operations to qualify and elect to be treated as a REIT, our future financial performance may be affected by unanticipated changes and may differ materially from our historical and pro forma performance.

The historical financial data in this annual report is the historical financial data for us and, for the period prior to October 26, 2004, for our predecessor companies. We are unable to predict all changes that will result under our new structure, including our agreements with the Management Company. Accordingly, you should not rely on our historical or pro forma financial data as a predictor of our future performance.

Our insurance arrangements with affiliates of Westbrook Real Estate Partners, L.L.C. expose us to expense and coverage risks.

Our environmental insurance coverage, which was initiated at a time when we were controlled by affiliates of Westbrook Real Estate Partners, L.L.C., also relates to affiliates of Westbrook Real Estate Partners, L.L.C. and other hotels owned by them and our executive officers. We may obtain our own insurance, which we expect to be more expensive. In addition, if claims or losses are experienced under the current policy that do not relate to us, the amount of coverage available to us would be reduced.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•	increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists and other factors that may not be offset by increased room rates;

•	increased competition from other hotels in our markets;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	dependence on business and commercial travel, leisure travel and tourism;

•	increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

•	changes in our relationships with, and the performance and reputation of, the Management Company and our other management companies and franchisors;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international market conditions, which may diminish the desire for leisure travel or the need for business travel, as well as national, regional and local economic and market conditions in which our hotels operate and where our customers live; and

•	adverse effects of a downturn in the lodging industry.

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

The threat of terrorism has had a negative impact on hotel operations and caused a significant decrease in hotel occupancy and ADRs due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas and near airports, such as many of our hotels, have been harmed due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. Future terrorist acts, terrorism alerts or outbreaks of hostilities could have a negative effect on travel and, correspondingly, on our business.

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

Some of our hotel rooms are booked through independent third party Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com and Hotels.com. For the year 2005, 1.5% of our room revenues were attributable to bookings through these intermediaries. As we may continue to selectively use these third party Internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. If the amount of sales made through Internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a management company, including the Management Company. Claims such as these, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of our 60 hotels owned at December 31, 2005, 22 are located in California, which has been historically at greater risk to certain acts of nature (such as fires and earthquakes) than other states.

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

Our hotel properties are subject to various Federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

We are a REIT under the Code, which affords us significant tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate Federal level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even as a REIT, we may become subject to Federal, state or local taxes on our income or property, reducing our cash available for distribution.

Even as a REIT, we may become subject to Federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay Federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

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

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases of our hotels to Sunstone Hotel Partnership by our taxable REIT subsidiary, the TRS Lessee, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for Federal income tax purposes, we would fail to qualify as a REIT.

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

An investment in our common stock or series C preferred stock may not be suitable for every employee benefit plan.

When considering an investment in our common stock or series C preferred stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, individual retirement account under Section 408(a) of the Code or other employee benefit plan covered by the Employee Retirement Income Security Act of 1974, as amended, or ERISA, should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock or series C preferred stock is suitable for any particular plan.

Risks Related to Our Common Stock

The terms of our management agreements with the Management Company were negotiated by us and Sunstone Hotel Investors, L.L.C., which had a conflict of interest because of the payment it received from the Management Company for its interests in the subsidiary that managed our hotels prior to the formation and structuring transactions consummated at the time of our initial public offering.

The initial terms of the management agreements with the Management Company were the result of negotiations among us, Sunstone Hotel Investors, L.L.C. and the Management Company. At the time of the formation and structuring transactions, the Management Company purchased from Sunstone Hotel Investors the corporate subsidiary that managed our hotels and employed the employees of our hotels and paid $8.0 million in cash to Sunstone Hotel Investors, L.L.C.; this payment was not contributed to us in the formation and structuring transactions that took place at the time of our initial public offering. As a result of this payment, Sunstone Hotel Investors, L.L.C. had a conflict of interest with us in negotiating the management agreements with the Management Company.

We could be exposed to substantial liabilities for events or circumstances that predate the consummation of our initial public offering.

In connection with the formation and structuring transactions consummated at the time of our initial public offering, we assumed the liabilities (known and unknown) associated with certain properties and entities contributed to us in connection with those formation and structuring transactions. In addition, in connection with the Management Company’s agreement to purchase the corporate subsidiary of Sunstone Hotel Investors, L.L.C. that managed our hotels and employed the employees of our hotels, the Management Company required that we indemnify it from any liabilities of the corporate subsidiary that accrued prior to the consummation of our initial public offering. These potential liabilities may include, without limitation, liabilities associated with the employees who currently work or previously worked for the corporate subsidiary. At this time, we are not aware of, or able to quantify, any potential liabilities which may arise as a result of our acquisition of the hotel properties and entities in these formation and structuring transactions or the indemnification of the Management Company. Any such claims could give rise to economic liabilities which could be substantial and for which we would have no recourse. If any such liability is established against us, our financial condition could be harmed.

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance or changes in our estimates by securities analysts;

•	the trading volumes of our stock;

•	the reputation and performance of our franchisors;

•	the reputation and performance of the Management Company and any other management companies we utilize;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock, in the foreseeable future;

•	the addition or departure of key personnel or board members;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

•	adverse market reaction to any increased indebtedness we incur in the future; and

•	general market, economic and political conditions and world events.

Our distributions to stockholders may change.

We paid a quarterly dividend of $0.285 per share of common stock and membership unit, a quarterly dividend of $0.50 per share of series A cumulative redeemable preferred stock, or the series A preferred, and a quarterly dividend of $0.393 per share of series C cumulative convertible preferred stock, or the series C preferred, on October 14, 2005 to stockholders of record on September 30, 2005. We paid a quarterly dividend of $0.30 per share of common stock, a quarterly dividend of $0.50 per share of series A preferred, and a quarterly dividend of $0.393 per share of series C preferred on January 13, 2006 to stockholders of record on December 30, 2005. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements. Consequently, our dividend levels may fluctuate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Hotel Properties

The following table sets forth additional summary information with respect to our hotel portfolio as of December 31, 2005:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Year Acquired/ Developed	Year Opened/ Redeveloped	Year Last Renovated
Marriott	Houston	Texas	Upper Upscale	Full Service	391	2002	1981	2004
Marriott(2)	Napa	California	Upper Upscale	Full Service	272	1998	1979	2001
Marriott	Ogden	Utah	Upper Upscale	Full Service	292	1997	1982	1999
Marriott	Ontario	California	Upper Upscale	Full Service	299	2003	1986	2004
Marriott	Park City	Utah	Upper Upscale	Full Service	199	1997	1985	2000
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	286	2002	1991	2004
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	2000	1999	N/A
Marriott(4)	Provo	Utah	Upper Upscale	Full Service	330	1997	1982	1999
Marriott(3)	Pueblo	Colorado	Upper Upscale	Full Service	164	1998	1998	N/A
Marriott	Riverside	California	Upper Upscale	Full Service	286	2000	1987	2002
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	1997	1991	2003
Marriott(3)	Salt Lake City	Utah	Upper Upscale	Full Service	218	1997	1987	1999
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	2002	1990	2004
Marriott	Tyson’s Corner	Virginia	Upper Upscale	Full Service	390	2002	1981	2004
Renaissance Concourse(3)	Atlanta	Georgia	Upper Upscale	Full Service	387	2005	1992	2003
Renaissance Harborplace(7)	Baltimore	Maryland	Upper Upscale	Full Service	622	2005	1988	2003
Renaissance Long Beach	Los Angeles (Long Beach)	California	Upper Upscale	Full Service	373	2005	1986	2005
Renaissance Orlando Resort at Sea World(3) (8)	Orlando	Florida	Upper Upscale	Full Service	780	2005	1984	2003
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	2005	1992	2004
Renaissance Westchester	New York (White Plains)	New York	Upper Upscale	Full Service	357	2005	1977	2005
Courtyard by Marriott	Fresno	California	Upscale	Full Service	116	1995	1989	2003
Courtyard by Marriott(3)	Los Angeles	California	Upscale	Full Service	179	1997	1996	2001
Courtyard by Marriott	Lynnwood	Washington	Upscale	Full Service	164	1999	1999	N/A
Courtyard by Marriott	Oxnard	California	Upscale	Full Service	167	1996	1987	2004
Courtyard by Marriott	Riverside	California	Upscale	Full Service	163	1996	1988	1998
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Full Service	176	1997	1986	2004
Courtyard by Marriott	Santa Fe	New Mexico	Upscale	Full Service	213	1995	1985	2001
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	2003	1986	2004
Residence Inn by Marriott(3)	Oxnard	California	Upscale	Extended Stay	252	1996	1987	2004
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	80	2004	2004	N/A
Residence Inn by Marriott	Sacramento	California	Upscale	Extended Stay	126	1997	1992	2004
Hyatt Regency Century Plaza(6)	Los Angeles (Century City)	California	Upper Upscale	Full Service	728	2005	1966	2001
Hyatt Regency(3)	Newport Beach	California	Upper Upscale	Full Service	403	2002	1963	2004
Hyatt	Marietta	Georgia	Upper Upscale	Full Service	202	2000	1984	2003
Hawthorn Suites	Kent	Washington	Upscale	Extended Stay	152	1997	1990	1999
Hawthorn Suites	Sacramento	California	Upscale	Extended Stay	272	1997	1988	1998
Fairmont(3)	Los Angeles (Newport Beach)	California	Luxury	Full Service	444	2005	1983	2005
Hilton	Del Mar	California	Upper Upscale	Full Service	257	2002	1989	2003
Hilton	Huntington	New York	Upper Upscale	Full Service	302	2002	1988	2003
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	230	2002	1986	2003
Embassy Suites Hotel	Chicago	Illinois	Upper Upscale	Extended Stay	365	2002	1991	2004
Hilton Garden Inn	Lake Oswego	Oregon	Upscale	Full Service	181	2000	2000	N/A
Sheraton	Salt Lake City	Utah	Upper Upscale	Full Service	362	1997	1975	2001
Sheraton Cerritos(3)	Los Angeles (Cerritos)	California	Upper Upscale	Full Service	203	2005	1989	2003
Holiday Inn	Boise	Idaho	Midscale with F/B	Full Service	265	2000	1967	2003
Holiday Inn	Craig	Colorado	Midscale with F/B	Full Service	152	1995	1981	1998
Holiday Inn	Hollywood	California	Midscale with F/B	Full Service	160	2000	1983	2000
Holiday Inn	Price	Utah	Midscale with F/B	Full Service	151	1996	1983	1997
Holiday Inn	Rochester	Minnesota	Midscale with F/B	Full Service	170	1997	1969	1999
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	1997	1968	2002
Holiday Inn(3)	San Diego (Stadium)	California	Midscale with F/B	Full Service	175	1997	1991	2001
Holiday Inn Select	Renton	Washington	Midscale with F/B	Full Service	226	1996	1968	2002
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Limited Service	125	1997	1986	2003
Crowne Plaza	Grand Rapids	Michigan	Upscale	Full Service	320	2002	1980	2004
Crowne Plaza(3)	Englewood	New Jersey	Upscale	Full Service	194	2002	1989	2004
Crowne Plaza	Williamsburg	Virginia	Upscale	Full Service	303	2002	1978	2003
Wyndham	Houston	Texas	Upscale	Full Service	472	2002	1984	2003
Independent—Valley River Inn(5)	Eugene	Oregon	Upscale	Full Service	257	2002	1973	2003
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	707	1997	1927, Various	2003
Independent—Economy Inn and Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	1997	Various	2002

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage.

(2)	Includes an 8,000 square foot spa.
(3)	Subject to a ground lease.
(4)	Includes a 28,000 square foot conference facility.
(5)	Hotel parking lot is subject to a reciprocal easement agreement with a third party regarding the use of parking facilities owned by that third party.
(6)	Includes 141,000 square feet of indoor and outdoor meeting space, and a 35,000 square foot spa.
(7)	Subject to an air rights lease.
(8)	85% ownership interest.

In addition to our hotel properties, we own an 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic. The facility in Salt Lake City, Utah services both our hotels in the area, as well as third party contracts. We also manage a 50,000 square foot third-party conference facility in Ogden, Utah for a third party. In addition, we own three undeveloped parcels of land, in Price, Utah; Craig, Colorado; and Rochester, Minnesota.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition, Sale and Major Redevelopment Activity—Hotel Acquisitions Since December 31, 2005” for a discussion of acquisition activity since year end.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 17 states and in Washington, D.C. with a concentration of hotels in the western United States. The following table summarizes our portfolio by region, and includes the percentage of our 2005 revenues for the 60 hotels we owned as of December 31, 2005:

Region	Number of Hotels	Number of Rooms	Percentage of 2005 Revenues
California(1)	22	5,572	32.1%
Other West(2)	15	3,362	16.7
Midwest(3)	9	2,694	17.0
Middle Atlantic(4)	6	2,568	17.0
South(5)	5	2,062	10.8
Southwest(6)	3	1,075	6.4

Total	60	17,333	100.0%

(1)	All but four of these hotels are located in Southern California.
(2)	Includes Colorado, Idaho, Oregon, Utah and Washington.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes New Jersey, Maryland, New York, Pennsylvania, and Washington, D.C.
(5)	Includes Florida, Georgia, and Virginia.
(6)	Includes New Mexico and Texas.

The following table presents our occupancy, average daily rate, or ADR, and RevPAR by geographic region for our hotels for 2003, 2004 and 2005. These statistics reflect the 60 hotels that we owned as of December 31, 2005 and may include periods prior to when we acquired our interest in the hotels.

Region	2003			2004			2005
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
California	75.0%	$100.12	$75.09	77.4%	$102.56	$79.38	76.0%	$115.18	$87.54
Other West	63.5	79.18	50.28	66.4	81.13	53.87	69.7	84.72	59.05
Midwest	61.1	110.03	67.23	62.9	112.10	70.51	62.2	120.73	75.09
Middle Atlantic	69.3	125.44	86.93	74.9	125.91	94.31	74.2	162.79	120.79
South	65.2	108.38	70.66	67.3	115.58	77.79	68.7	124.08	85.24
Southwest	77.8	80.58	62.69	82.2	80.76	66.38	78.1	90.23	70.47
Weighted Average	68.2	96.97	66.13	71.0	98.95	70.25	71.2	113.75	80.99

Item 3. Legal Proceedings

During 2003, a suit against our predecessor companies was filed by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of our formerly owned hotels. We have liability insurance to cover this claim subject to certain insurance deductibles. The litigation has commenced and we and the insurance company’s lawyers have not been able to assess the exposure, if any, to us associated with this litigation.

In addition, we are involved from time to time in various claims and other legal actions in the ordinary course of business. We do not believe that the resolution of such additional matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SHO”. On January 31, 2006, the last reported price per share of common stock on the NYSE was $29.50. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period. Our common stock commenced trading on the NYSE on October 21, 2004 as a result of our initial public offering.

	High	Low	Distributions
2004:
Period October 21, 2004 through December 31, 2004	$20.81	$16.70	$0.285
2005:
First Quarter	$22.49	$20.20	$0.285
Second Quarter	$25.01	$21.20	$0.285
Third Quarter	$25.90	$23.75	$0.285
Fourth Quarter	$27.15	$22.00	$0.300

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors our Board of Directors deems relevant.

As of February 9, 2006, we had approximately 11,659 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares. As one Section 13D filer previously exceeded the 9.8% threshold, the Company’s Board of Directors executed a waiver on October 14, 2004, which allowed for this exception. The Company’s Board of Directors also granted a waiver in June 2005 to a Schedule 13G filer in connection with its investment in the Company.

Item 6. Selected Financial and Operating Data

The following table sets forth selected financial information for the Company and its predecessor companies, or the Predecessor, that has been derived from the consolidated and combined financial statements and notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	The Company	The Predecessor
	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Operating Data ($ in thousands):
Revenues:
Room	$433,214	$52,258	$277,945	$301,151	$177,440	$167,247
Food and beverage	163,428	21,850	88,763	103,920	44,609	38,896
Other operating	54,426	7,521	35,442	35,860	20,675	19,232
Management and other fees from affiliates	—	4	688	705	194	—

Total revenues	651,068	81,633	402,838	441,636	242,918	225,375

Operating expenses:
Room	98,003	12,759	60,986	70,771	39,809	37,863
Food and beverage	115,675	14,966	61,928	74,231	32,691	30,913
Other operating	31,853	5,053	23,977	24,963	13,908	13,082
Advertising and promotion	42,557	5,364	24,217	28,094	14,365	12,621
Repairs and maintenance	28,084	3,887	16,996	20,123	10,005	9,134
Utilities	27,430	3,723	16,777	18,541	10,473	10,250
Franchise costs	26,661	3,880	20,919	22,639	13,580	2,410
Property tax, ground lease and insurance	34,461	4,668	21,479	28,002	12,017	11,045
Property general and administrative	73,039	10,104	34,493	37,015	17,548	25,117
Corporate overhead	14,500	7,177	23,214	25,187	19,601	19,447
Depreciation and amortization	72,316	11,025	46,782	51,555	32,335	28,318
Impairment loss	—	—	7,439	11,235	6,176	—
Goodwill amortization	—	—	—	—	—	4,925

Total operating expenses	564,579	82,606	359,207	412,356	222,508	205,125

Operating income (loss)	86,489	(973)	43,631	29,280	20,410	20,250
Interest and other income	3,079	154	561	796	2,080	1,070
Interest expense	(61,982)	(19,326)	(43,400)	(53,441)	(27,367)	(39,386)

Income (loss) before minority interest, income taxes, cumulative effect of change in accounting principle and discontinued operations	27,586	(20,145)	792	(23,365)	(4,877)	(18,066)
Minority interest	(1,761)	2,706	125	(17)	—	—
Income tax benefit (provision)	—	—	(177)	2,870	4,707	8,804

Income (loss) from continuing operations before cumulative effect of change in accounting principle and discontinued operations	25,825	(17,439)	740	(20,512)	(170)	(9,262)
Cumulative effect of change in accounting principle	—	—	—	—	—	(1,215)
Income (loss) from discontinued operations	4,380	(458)	(18,943)	(1,754)	(10,216)	(8,330)

Net income (loss)	30,205	$(17,897)	$(18,203)	$(22,266)	$(10,386)	$(18,807)

Preferred stock dividends and accretion	(10,973)

Net income available to common stockholders	$19,232

Cash flows from operating activities	$86,610	$2,620	$38,971	$60,034	$26,720	$43,317

Balance sheet data ($ in thousands):
Investment in hotel properties, net	$2,054,001	$1,127,272		$1,227,537	$1,316,659	$821,588
Total assets	2,249,189	1,253,745		1,364,942	1,445,889	915,654
Total debt	1,181,178	712,461		917,652	942,423	515,407
Total liabilities	1,290,164	791,583		1,033,993	1,047,147	616,869
Equity	859,929	417,332		330,345	398,742	298,785
Common stock/membership unit information (in thousands):
Common stock outstanding	52,191	34,519
Membership units outstanding	—	3,700
Unvested restricted stock issuable(1)	298	293

Total diluted common stock, membership units and unvested restricted stock units outstanding	52,489	38,512

(1)	Shares of common stock issuable related to unvested restricted stock units.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily luxury, upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, Hyatt, Fairmont, Starwood, and Wyndham.

Operations

Our financial data prior to October 26, 2004 is for our predecessor companies, or the Predecessor, who owned and operated the hotels during the periods presented. In conjunction with our initial public offering, we made substantial changes to our operations to effect certain formation and structuring transactions and to qualify and elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a result, our historical results of operations prior to October 26, 2004 are not indicative of our current or future results of operations.

Formation and structuring transactions and our initial public offering. As a result of our initial public offering and the related formation and structuring transactions, the following items affect the comparability of our results from and after October 26, 2004, and our results prior to that date:

•	the payment of management fees to the Management Company which assumed responsibility for our hotel operations at the majority of our hotels pursuant to the management agreements with us;

•	the reduction of corporate general and administrative costs as a result of the transfer of employees to the Management Company;

•	the reflection of a minority interest to give effect to the interests in Sunstone Hotel Partnership owned by the predecessor companies (which subsequently were converted into shares of our common stock);

•	the exclusion of two hotels that were not contributed to us;

•	the reduction in interest expense as a result of the repayment of some of our notes payable;

•	the reduction in ground lease expense reflecting the acquisition of the ground lessor’s interest in the land under the Embassy Suites Hotel, Chicago, Illinois; and

•	the incremental costs associated with operating as a public company.

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Code, Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis are from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings;

•	Other operating revenue, which consists of ancillary hotel revenue such as performance guarantees, telephone, transportation, parking, spa, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.; and

•	Management and other fees from affiliates, which consists of other non-operating income and management and other fees from our affiliates prior to our initial public offering.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, other operating revenue or management and other fees from affiliates.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate overhead expense, which consists of our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

We continually seek to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much we or the Management Company and our other operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance, principal and interest payments on our debt, and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially workers’ compensation in our California hotels and health insurance) and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we, or our Predecessor, acquired or developed from the beginning of 2003 through December 31, 2005, and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
2005
Hyatt Regency Century Plaza, Los Angeles, California	728	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington D.C.	807	June 23, 2005(2)
2004
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004(3)
JW Marriott, Cherry Creek, Colorado(4)	196	April 28, 2004
2003
Residence Inn by Marriott, Manhattan Beach, California	176	June 20, 2003
Marriott, Ontario, California	299	January 24, 2003

Total January 1, 2003 to December 31, 2005	5,452

(1)	Acquired 85% ownership interest.
(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.
(3)	Opening date of developed hotel.
(4)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for these 13 hotel acquisitions was approximately $1.1 billion, or $194,000 per room.

Acquisition of hotels since December 31, 2005. On January 10, 2006, we acquired the 284-room San Diego Marriott Del Mar located in San Diego, California for approximately $69.0 million, or approximately $243,000 per room. The hotel will continue to be managed by Marriott International. Concurrent with the acquisition, we closed on a fixed-rate loan totaling $48.0 million at a rate of 5.69%. The loan is interest only for five years and will mature in 2016.

On January 26, 2006, we signed a purchase and sale agreement to acquire the Hilton Times Square located in New York City on 42nd Street a half block west of Times Square for a purchase price of approximately $242.5 million. The hotel is currently managed by Hilton Hotels. The acquisition, which is expected to close during the first quarter of 2006, remains subject to certain closing conditions. We will finance the acquisition primarily through the assumption of $81.0 million of debt due in 2010 with a rate of 5.9% per annum and with approximately $158.0 million we received following the closing on February 1, 2006 of our follow-on public offering of 5,500,000 newly issued primary shares.

Sale of hotels. The following table sets forth the hotels that we, or our Predecessor, sold from the beginning of 2003 through December 31, 2005, and indicates their room count and sale date:

Hotel	Rooms	Sale Date
2005

Holiday Inn, Provo, Utah	78	December 22, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005
2004
San Marcos Resort, Chandler, Arizona	295	November 18, 2004
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points—Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004
2003
Marriott, Woodland Hills, California	473	December 10, 2003
Hampton Inn, Clackamas, Oregon	114	October 30, 2003
Hilton Garden Inn, Sacramento, California	154	July 31, 2003
Hampton Inn, Denver, Colorado	152	July 24, 2003
Hampton Inn, Pueblo, Colorado	112	July 24, 2003
Hampton Inn, Mesa, Arizona	118	July 22, 2003
Hampton Inn, Tucson, Arizona	126	July 22, 2003

	3,400

The aggregate net sale proceeds for the 17 closed hotel dispositions through December 31, 2005 was $209.0 million, or $61,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2005 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data (including that of our Predecessor) from the beginning of 2003 through December 31, 2005, adjusted for the hotels acquired and sold during the respective periods.

	2003	2004		2005
Portfolio Data—Hotels

Number of hotels—beginning of period	66	61		54
Add: Acquisitions	2	—		9
Add: Developments	—	2	(1)	—
Less: Sales	(7)	(7)		(3)
Less: Assets not included	—	(2	)(2)	—

Number of hotels—end of period	61	54		60

Portfolio Data—Rooms

Number of rooms—beginning of period	15,664	14,901		13,183
Add: Acquisitions	475	—		4,701
Add: Developments	—	276	(1)	—
Add: Room expansions	11	20		—
Less: Sales	(1,249)	(1,603)		(548)
Less: Rooms converted to other usage	—	—		(3)
Less: Assets not included	—	(411	)(2)	—

Number of rooms—end of period	14,901	13,183		17,333
Average rooms per hotel—end of period	244	244		289

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.
(2)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) that were not contributed in connection with our initial public offering.

Operating Results

Comparison of 2005 to 2004

The following table presents our operating results for 2005 and 2004, including the amount and percentage change in the results between the two periods. The operating results for 2004 have been derived by combining the Predecessor results for the period of January 1, 2004 through October 25, 2004, and our results for the period October 26, 2004 through December 31, 2004. These period amounts can be found in our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	2005	2004	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$433,214	$330,203	$103,011	31.2%
Food and beverage	163,428	110,613	52,815	47.7
Other operating	54,426	42,963	11,463	26.7
Management and other fees from affiliates	—	692	(692)	(100.0)

Total revenues	651,068	484,471	166,597	34.4

Operating expenses
Hotel operating	404,724	301,579	103,145	34.2
Property general and administrative	73,039	44,597	28,442	63.8
Corporate overhead	14,500	30,391	(15,891)	(52.3)
Depreciation and amortization	72,316	57,807	14,509	25.1
Impairment loss	—	7,439	(7,439)	(100.0)

Total operating expenses	564,579	441,813	122,766	27.8

Operating income	86,489	42,658	43,831	102.7
Interest and other income	3,079	715	2,364	330.6
Interest expense	(61,982)	(62,726)	744	(1.2)

Income (loss) before minority interest, income taxes and discontinued operations	27,586	(19,353)	46,939	242.5
Minority interest	(1,761)	2,831	(4,592)	(162.2)
Income tax provision	—	(177)	177	NA

Income (loss) from continuing operations before discontinued operations	25,825	(16,699)	42,524	(254.6)
Income (loss) from discontinued operations	4,380	(19,401)	23,781	122.6

Net income (loss)	30,205	$(36,100)	$66,305	183.7

Preferred stock dividends and accretion	(10,973)

Income available to common stockholders	$19,232

Operating statistics
Occupancy(1)	71.2%	71.0%	0.2%	0.3%
Average daily rate(1)	$113.75	$98.95	$14.80	15.0%
RevPAR(1)	$80.99	$70.25	$10.74	15.3%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $103.0 million, or 31.2%, to $433.2 million for the year ended December 31, 2005, from $330.2 million for the year ended December 31 2004. This increase was primarily due to $83.3 million in room revenue generated from the nine hotels we acquired during 2005. In addition, organic growth in our existing portfolio base contributed $30.4 million due to increases in ADR and in occupancy. These increases were partially offset by $10.7 million in room revenue related to properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Food and beverage revenue. Food and beverage revenue increased $52.8 million, or 47.7%, to $163.4 million for the year ended December 31, 2005 from $110.6 million for the year ended December 31, 2004. This increase was primarily due to $50.9 million contributed by our nine new hotels, as well as $4.3 million generated from increased food and beverage revenue at our existing locations during 2005 as compared with 2004, partially offset by $2.4 million from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Other operating revenue. Other operating revenue increased $11.5 million, or 26.7%, to $54.4 million for the year ended December 31, 2005 from $42.9 million for the year December 31, 2004. Our nine newly acquired hotels contributed $12.3 million to other operating revenue during 2005. This increase was partially offset by a decrease of $0.8 million from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor. Other operating revenue at our existing hotels remained relatively constant in 2005 as compared to 2004.

Management and other fees from affiliates. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. Following our initial public offering, we no longer provide any services for, or receive any management or other fees from, these hotels.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $103.1 million, or 34.2%, to $404.7 million for the year ended December 31, 2005 from $301.6 million for the year ended December 31, 2004. Our newly acquired hotels contributed $96.5 million in hotel operating expense during 2005. In addition, hotel operating expenses in our existing hotel portfolio increased $15.5 million during 2005 as compared with 2004 primarily as a result of increases in room expenses, food and beverage expenses, advertising and promotion, and franchise costs. These increases were partially offset by $8.9 million in hotel operating expenses from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor, as well as ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions in connection with our initial public offering.

Property general and administrative expense. Property general and administrative expense increased $28.4 million, or 63.8%, to $73.0 million for the year ended December 31, 2005 from $44.6 million for the year ended December 31, 2004. Of the increase, our newly acquired hotels contributed $18.5 million during 2005. The remaining increase was due to $9.9 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, partially offset by properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Corporate overhead expense. Corporate general and administrative expense decreased to $14.5 million during 2005 as compared with $30.4 million during 2004, primarily as a result of the decrease in salaries and wages attributable to the transfer of certain employees to the Management Company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization increased $14.5 million to $72.3 million for the year ended December 31, 2005 from $57.8 million for the year ended December 31, 2004, primarily as a result of the nine hotels acquired during 2005, which contributed $11.9 million, slightly offset by properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Interest expense. Interest expense decreased $0.7 million to $62.0 million for the year ended December 31, 2005 from $62.7 million for the year ended December 31, 2004. We incurred an additional $8.3 million in interest expense during 2005 as compared with 2004 due to greater outstanding loan balances in 2005 as compared with 2004, as we obtained additional loans to finance our acquisitions. This was offset by a decrease in deferred financing fees amortization of $5.0 million, a decrease in prepayment penalties of $3.5 million, and a decrease in loss on interest rate capitalization agreements of $0.5 million in 2005 as compared with 2004.

Our total notes payable, including the current portion, was $1,181.2 million at December 31, 2005 and $712.5 million at December 31, 2004, with a weighted average interest rate per annum of approximately 5.9% at December 31, 2005 and 5.9% at December 31, 2004. At December 31, 2005, 93.7% of the amount outstanding under our notes payable was fixed and 6.3% of the amount outstanding under our notes payable was floating.

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

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled income of $4.4 million for the year ended December 31, 2005, as compared with a loss of $19.3 million for the year ended December 31, 2004. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold seven hotels in 2004 and three hotels in 2005. We have an agreement to sell one hotel, which is expected to close in February 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations.

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

	2004	2003	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$330,203	$301,151	$29,052	9.6%
Food and beverage	110,613	103,920	6,693	6.4
Other operating	42,963	35,860	7,103	19.8
Management and other fees from affiliates	692	705	(13)	(1.8)

Total revenues	484,471	441,636	42,835	9.7

Operating expenses
Hotel operating	301,579	287,364	14,215	4.9
Property general and administrative	44,597	37,015	7,582	20.5
Corporate overhead	30,391	25,187	5,204	20.7
Depreciation and amortization	57,807	51,555	6,252	12.1
Impairment loss	7,439	11,235	(3,796)	(33.8)

Total operating expenses	441,813	412,356	29,457	7.1

Operating income	42,658	29,280	13,378	45.7
Interest and other income	715	796	(81)	(10.2)
Interest expense	(62,726)	(53,441)	(9,285)	(17.4)

Loss before minority interest, income taxes and discontinued operations	(19,353)	(23,365)	4,012	17.2
Minority interest	2,831	(17)	2,848	16752.9
Income tax (provision) benefit	(177)	2,870	(3,047)	(106.2)

Loss from continuing operations before discontinued operations	(16,699)	(20,512)	3,813	18.6
Loss from discontinued operations	(19,401)	(1,754)	(17,647)	(1006.1)

Net loss	$(36,100)	$(22,266)	$(13,834)	(62.1)

Operating statistics
Occupancy(1)	71.0%	68.2%	2.8%	4.1%
Average daily rate(1)	$98.95	$96.97	$1.98	2.0%
RevPAR(1)	$70.25	$66.13	$4.12	6.2%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased primarily as a result of increases in occupancy, particularly at those hotels we had recently renovated, along with a moderate increase in ADR due to improving pricing ability at our fully renovated hotels. The strong operating improvements in 2004 compared to 2003 are primarily attributable to five factors:

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

Management and other fees from affiliates. Management and other fees from affiliates were comparable in both periods presented. These fees relate to the acquisition fees and management fees related to the Doubletree, Nashville, Tennessee, and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. Following our initial public offering, we no longer provide any services for, or receive any management or other fees from, these hotels.

Hotel operating expenses. Increase in hotel operating expenses was primarily driven by higher occupancy during 2004. Also, increases in employee benefits (especially workers’ compensation for our California hotels and health insurance) and utility costs, led to the increase in hotel operating expense for 2004 as compared to 2003. Other hotel expenses also increased as a result of the final increase in franchise fees pursuant to the terms of a multi-year agreement for our full-service Marriott hotels. These increases were partially offset by decreases in property tax expense, resulting from successful appeals with the local taxing jurisdictions, as well as reductions in our property insurance premiums after renewal in 2004.

Property general and administrative expense. Property general and administrative expense increased due to a $1.4 million increase in bad debt expense relating to a long-term customer at one of our hotels, pre-opening expenses for the JW Marriott, Cherry Creek, Colorado and hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue. General and administrative expense also increased due to increased expenses at Buy Efficient, L.L.C. and our laundry facility in Salt Lake City, Utah resulting from significant revenue improvements over the prior year.

Corporate overhead expense. Corporate overhead expense increased in 2004 as compared with 2003 as a result of one-time charges of $5.2 million associated with our initial public offering.

Depreciation and amortization expense. Depreciation and amortization increased as a result of the increase in our depreciable asset base following completion of major renovations at some of our hotels throughout 2003 and a one-time expense of $1.7 million associated with our initial public offering.

Interest expense. Interest expense increased primarily as a result of higher average borrowings from two mortgage refinancings, both of which closed in the third quarter of 2003 and a one-time expense of $11.9 million associated with our initial public offering. Primarily offsetting the increases in interest expense are reductions in the interest payable due to reductions in the LIBOR index, the base rate for all of our then-floating rate debt.

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

Impairment loss. Impairment loss in 2004 consists of hotel impairment losses of $7.4 million at three hotels and does not include any goodwill impairment loss. Impairment loss in 2003 consists of hotel impairment losses of $9.3 million at three hotels and goodwill impairment losses of $1.9 million. The hotel impairment losses in 2004 and 2003 related to our determination that the current carrying values of the hotels were no longer recoverable based on estimated future cash flows to be generated by the hotels. This determination resulted from certain depressed hotel markets. The fair values of the hotels were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs as described under “—Critical Accounting Policies—Impairment of Long-lived Assets.”

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

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma financial data as of December 31, 2005 and for the quarter and year then ended, gives effect to the following events:

Date of Event	Description of Event
January 2006	The acquisition of the Marriott Del Mar, San Diego California, and the related placement of debt
December 2005	The sale of 599,355 shares of common stock at $23.85 per share to Security Capital Preferred Growth Incorporated
November 2005	The sale of 3,699,572 shares of common stock to the general public by our then-minority interest holders, eliminating the minority interest held in the Company
October 2005	The acquisition of the Hyatt Regency Century Plaza Hotel, Los Angeles, California, and the related placement of debt
July 2005	The acquisition of the remaining 75% interest in the Renaissance Hotel, Washington D.C
July 2005	The acquisition of the Fairmont Hotel, Newport Beach, California
July 2005	The sale by us of 4,102,564 shares of series C convertible redeemable preferred stock
June 2005	The acquisition of the Sheraton, Cerritos, California
June 2005	The acquisition of five Renaissance Hotels and a 25% interest in one Renaissance Hotel (the “CTF Acquired Properties”)
June 2005	The sale of 3,750,000 shares of common stock at $20.65 per share and the sale of 294,000 shares of common stock at $21.97 per share to GIC Real Estate
June 2005	The sale of 300,000 shares of common stock at $22.347 per share to Security Capital Preferred Growth Incorporated and the sale of 3,000,000 shares of common stock at $23.40 (before underwriters’ discount and offering costs) per share to the public
June 2005	The placement of $250.0 million of fixed rate debt
April 2005	The replacement of existing debt with $276.0 million in fixed rate debt
March 2005	The sale by us of 4,850,000 shares of 8.0% series A cumulative redeemable preferred stock

The following unaudited pro forma financial statements as of December 31, 2005 and for the year then ended give effect to the above transactions as if they had occurred on December 31, 2005 for purposes of the unaudited pro forma balance sheet as of December 31, 2005. For purposes of the unaudited pro forma statement of operations for the quarter and year ended December 31, 2005, these transactions are presented as if they had occurred at the beginning of their respective period.

The unaudited pro forma financial data and related notes are presented for informational purposes only and do not purport to represent what our results of operations would actually have been if the transactions had in fact occurred on the dates discussed above. They also do not project or forecast our results of operations for any future date or period.

We believe that the pro forma information is useful to better understand the ongoing operations and financial performance during the periods presented. Our management also uses the pro forma information to evaluate our performance.

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

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

December 31, 2005

(Unaudited)

(In thousands)

	Historical	Marriott Del Mar Hotel(1)	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$17,538		$17,538
Restricted cash	54,305		54,305
Accounts receivable, net	42,879		42,879
Due from affiliates	1,994		1,994
Inventories	2,814		2,814
Prepaid expenses and other current assets	4,187		4,187
Current assets of discontinued operations	359		359

Total current assets	124,076		124,076
Investment in hotel properties, net	2,054,001	$69,500	2,123,501
Hotel properties held for sale, net	9,111		9,111
Other real estate, net	7,545		7,545
Deferred financing costs, net	8,299		8,299
Goodwill	27,169		27,169
Other assets, net	18,780		18,780
Other assets of discontinued operations, net	208		208

Total assets	$2,249,189	$69,500	$2,318,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$22,293		$22,293
Accrued payroll and employee benefits	8,960		8,960
Due to Management Company	19,404		19,404
Dividends payable	19,831		19,831
Other current liabilities	29,414		29,414
Current portion of secured notes payable	4,387		4,387
Current liabilities of discontinued operations	302		302

Total current liabilities	104,591		104,591
Notes payable, less current portion	1,176,791	$48,000
		21,500	1,246,291
Other liabilities	8,782		8,782

Total liabilities	1,290,164	69,500	1,359,664
Minority interests
Series C convertible redeemable preferred stock	99,096		99,096
Stockholders’ equity
Preferred stock	121,250		121,250
Common stock	522		522
Additional paid in capital	804,992		804,992
Unearned and accrued stock compensation	(6,592)		(6,592)
Accumulated earnings	12,308		12,308
Cumulative dividends	(72,551)		(72,551)

Total stockholders’ equity	859,929		859,929

Total liabilities and equity	$2,249,189	$69,500	$2,318,689

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA BALANCE SHEET

December 31, 2005

(Unaudited)

(In thousands)

Notes to Unaudited Pro Forma Balance Sheet as of December 31, 2005

(1)	Represents the acquisition of the Marriott Del Mar, San Diego, California:

Cash draw on our line of credit	$21,500
Debt placed in conjunction with the acquisition	48,000

Total costs, including closing costs	$69,500

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended December 31, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	Marriott Del Mar(1)	Financing Transactions(2)	Pro Forma
REVENUES
Room	$137,077	$2,835		$139,912
Food and beverage	67,564	2,567		70,131
Other operating	21,278	314		21,592

Total revenues	225,919	5,716		231,635

OPERATING EXPENSES
Room	33,594	650		34,244
Food and beverage	46,801	1,895		48,696
Other hotel	63,817	906		64,723
General and administrative
General and administrative—property operations	23,548	948		24,496
Corporate overhead	4,215			4,215
Depreciation and amortization	22,953	434		23,387

Total operating expenses	194,928	4,833		199,761

Operating income	30,991	883		31,874
Interest and other income	465			465
Interest expense	(18,962)		$(237)	(19,199)

Income from continuing operations before minority interest and income taxes	12,494	883	(237)	13,140
Minority interest	(646)		646	—

Income from continuing operations	11,848	883	409	13,140
Preferred stock dividends	(4,087)			(4,087)

Income from continuing operations available to common stockholders	$7,761	$883	$409	$9,053

Income per share to common stockholders:
Basic and diluted	$0.16			$0.17

Common shares outstanding(3):
Basic	49,722			52,191

Diluted	50,024			52,511

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Three Months Ended December 31, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Three Months Ended December 31, 2005

(1)	Represents the acquisition of the Marriott Del Mar Hotel, Del Mar, California. The information represents activity for this property from and including October 1, 2005 through December 31, 2005, as we acquired this hotel subsequent to year end

(2)	Represents the Financing Transactions:

2a.	Reflects the net change in interest resulting from the pay down of debt related to the sale of two hotel properties, the fixed rate mortgage loan refinance and the new debt associated with the purchase of the Marriott Del Mar
	Actual interest expense	$18,962
	Net increase in interest expense	237

	Pro forma interest expense	$19,199

2b.	Record minority interest for the pro forma period:
	Pro forma income available to minority interest holders and common stockholders	$9,053
	Minority ownership percentage	0.00%

	Minority interest	$—

(3)	The shares used in the basic and diluted income available to common stockholders are as follows:

Basic shares outstanding as of December 31, 2005	52,191
Unvested restricted stock grants made to employees	320

Diluted shares outstanding	52,511

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA CONDENSED INCOME STATEMENT

For the Year Ended December 31, 2005

(Unaudited)

(In thousands, except per share data)

	Historical	Renaissance Acquired Properties(1)	Other Acquired Properties(2)	Marriott Del Mar(3)	Financing Transactions(4)	Pro Forma
REVENUES
Room	$433,214	$68,551	$36,159	$10,799		$548,723
Food and beverage	163,428	35,372	25,189	7,416		231,405
Other operating	54,426	7,433	16,029	1,461		79,349

Total revenues	651,068	111,356	77,377	19,676		859,477

OPERATING EXPENSES
Room	98,003	16,944	9,448	2,257		126,652
Food and beverage	115,675	27,542	20,998	6,176		170,391
Other hotel	191,046	19,677	14,392	4,406		229,521
General and administrative
General and administrative—property operations	73,039	22,044	10,656	1,704		107,443
Corporate overhead	14,500					14,500
Depreciation and amortization	72,316	7,259	6,824	1,738		88,137

Total operating expenses	564,579	93,466	62,318	16,281		736,644

Operating income (loss)	86,489	17,890	15,059	3,395		122,833
Interest and other income	3,079					3,079
Interest expense	(61,982)				$(14,814)	(76,796)

Income (loss) from continuing operations before minority interest and income taxes	27,586	17,890	15,059	3,395	(14,814)	49,116
Minority interest	(1,761)				1,761	—

Income (loss) from continuing operations	25,825	17,890	15,059	3,395	(13,053)	49,116
Preferred stock dividends	(10,973)				(2,048)
					(3,323)	(16,344)

Income (loss) from continuing operations available to common stockholders	$14,852	$17,890	$15,059	$3,395	$(18,424)	$32,772

Income (loss) per share to common stockholders:
Basic	$0.37					$0.63

Diluted	$0.36					$0.62

Common shares outstanding(5):
Basic	40,655					52,191

Diluted	40,959					52,511

SUNSTONE HOTEL INVESTORS, INC.

PRO FORMA INCOME STATEMENT

For the Year Ended December 31, 2005

(Unaudited)

(In thousands, except per share data)

Notes to Unaudited Pro Forma Income Statement for the Year Ended December 31, 2005

(1)	Represents the acquisition of the CTF Acquired Properties, the Renaissance Westchester, White Plains, New York, and the Renaissance, Washington D.C. The information presented represents activity for these acquired properties from and including January 1, 2005 to, but not including, the date of our acquisition.

(2)	Represents the acquisition of the Fairmont Hotel, Newport Beach, California, Sheraton Cerritos, Cerritos, California, and the Hyatt Regency Century Plaza Hotel, Los Angeles, California. The information presented represents activity for these properties from and including January 1, 2005 to, but not including, the date of our acquisition. Guaranteed payments that would have been made by Hyatt Corporation under the management agreement have been included with the Hyatt Regency Century Plaza Hotel.

(3)	Represents the acquisition of the Marriott Del Mar Hotel, Del Mar, California. The information represents activity for this property from and including January 1, 2005 through December 31, 2005, as we acquired this hotel subsequent to year end.

(4)	Represents the Financing Transactions:

4a.	Reflects the net change in interest resulting from the pay down of debt related to the sale of two hotel properties, the fixed rate mortgage loan refinance, and the new debt associated with the purchase of the CTF Acquired Properties, the Renaissance Washington, Washington, D.C., the Sheraton Cerritos, and the Marriott Del Mar.
	Actual interest expense	$61,982
	Net increase in interest expense	14,814

	Pro forma interest expense	$76,796

4b.	Reflects a full period of preferred stock dividends on the 4,850,000 shares of 8.0% Series A and Series C cumulative redeemable preferred stock issued in March 2005 at a liquidation preference of $25.00 per share
	Actual preferred stock dividends	$7,654
	Increase in preferred stock dividends for full period	2,048

	Pro forma preferred stock dividends	$9,702

4c.	Reflects a full period of preferred stock dividends of $1.572 per share per year on the 4,102,564 shares of 6.45% Series C convertible redeemable preferred stock
	Actual preferred stock dividends	$3,319
	Increase in preferred stock dividends for full period	3,323

	Pro forma preferred stock dividends	$6,642

4d.	Record minority interest for the pro forma period:
	Pro forma income available to minority interest holders and common stockholders	$32,772
	Minority ownership percentage	0.00%

	Minority interest	$—

(5)	The shares used in the basic and diluted income available to common stockholders are as follows:

Basic shares outstanding as of December 31, 2005	52,191
Unvested restricted stock grants made to employees	320

Diluted shares outstanding	52,511

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, contributions by the Predecessor and proceeds of our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Predecessor, repayment of notes payable and dividends.

Operating activities. Net cash provided by operating activities was $86.6 million for 2005 compared to $41.6 million for 2004, and $60.0 million in 2003. This increase was primarily due to improved profitability during 2005, combined with additional cash generated from our newly acquired properties, partially offset by an increase in restricted cash in connection with acquisitions that closed in 2005.

Investing activities. Our cash used in investing activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $947.5 million in the year ended December 31, 2005 compared to net cash used of $45.8 million in the year ended December 31, 2004, and net cash provided of $18.4 million in the year ended December 31, 2003. During 2005, we acquired nine hotels for $963.9 million which includes the assumption of $63.1 million in debt and we paid deposits of $6.5 million for properties to be acquired. In addition, we invested $71.6 million of capital expenditures in our hotels, and we received net proceeds of $31.4 million from the sale of three hotels and a vacant land parcel. During 2004, we developed and acquired two hotels for $49.6 million and invested $54.5 million of capital expenditures in our hotels. Additionally, we received net proceeds of $58.4 million from the sale of seven hotels. During 2003, we acquired two hotels for $41.9 million and sold seven hotels for net proceeds of $119.3 million. In addition, we invested $59.0 million in our hotels, including the major redevelopment and renovation of our hotels.

Financing activities. Net cash provided by financing activities was $872.4 million for the year ended December 31, 2005 compared to net cash used of $15.8 million for the year ended December 31, 2004, and net cash used of $80.5 million for the year ended December 31, 2003. Net cash provided by financing activities in 2005 consisted primarily of net proceeds from our preferred securities and primary common stock offerings of $216.3 million and $312.2 million, respectively, and proceeds from notes payable of $701.2 million, partially offset by $56.8 million of dividends and distributions to our stockholders and holders of membership units in the Operating Partnership (all of which were converted to common stock in the fourth quarter of 2005), $295.6 million of principal payments on notes payable and $4.8 million in deferred financing costs. Net cash used in financing activities in 2004 consisted primarily of $9.4 million of distributions to the Predecessor, $246.5 million to purchase membership units from the Predecessors’ members and minority interest, $620.2 million of principal payments on notes payable, $6.5 million in payments of loan financing costs, partly offset by the proceeds from notes payable of $457.3 million, contributions from the Predecessor of $25.3 million and proceeds from our initial public offering, including the exercise of the over-allotment options of $384.1 million, net of related costs. Net cash used in financing activities in 2003, which consisted primarily of $72.0 million of distributions to the Predecessor, $508.7 million of principal payments on notes payable, $9.1 million in payments of loan financing costs, partly offset by the proceeds from notes payable of $483.9 million and contributions from the Predecessor of $26.0 million.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses and distributions to holders of our common and preferred stock. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we have a $150.0 million senior secured revolving credit facility.

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties for the foreseeable future, and in any event for at least the next twelve months. Our $150.0 million revolving credit facility, of which $27.4 million currently backs outstanding irrevocable letters of credit, leaving $122.6 million available at December 31, 2005, is subject to compliance with applicable loan ratios. We have interest rate protection agreements covering all of our variable rate debt, which accounted for 6.3% of our total outstanding indebtedness at December 31, 2005. In April 2005, we closed ten individual non cross-collateralized fixed rate mortgage loans totaling $276.0 million. The loans are each for a term of ten years with a fixed rate of 5.34%. In June 2005, we closed $250.0 million in mortgage loans with terms ranging between seven and eleven years and a weighted average fixed interest rate of 5.14%. Also in June 2005, we assumed a $9.2 million fixed rate mortgage loan with a maturity date of August 2024 and a fixed interest rate of 8.78%. In July, 2005, we assumed a $54.0 million fixed rate mortgage loan with a maturity date of April 2023 and a fixed interest rate of 7.50%. As of December 31, 2005, 93.7% of our outstanding debt is fixed rate. The majority of our mortgage debt is secured by a single asset rather than a cross-collateralized multi-property pool. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

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

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2005 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,181,178	$4,387	$110,393	$33,895	$1,032,503
Interest obligations on notes payable(1)	560,020	70,843	137,999	124,055	227,123
Operating lease obligations	257,940	4,289	8,727	8,401	236,523
Construction commitments	28,218	28,218	—	—	—
Employment obligations	3,788	1,275	1,908	605	—

Total	$2,031,144	$109,012	$259,027	$166,956	$1,496,149

(1)	As of December 31, 2005, 6.3% of our total outstanding indebtedness is variable rate debt. Our interest obligation on this variable rate debt has been calculated using the LIBOR rate as of December 31, 2005.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for the twelve months following December 31, 2005 are expected to be approximately $108.0 million to $125.0 million. This renovation budget includes our $28.2 million of contractual construction commitments and discretionary amounts in excess of our contractual requirements. All of these amounts are expected to be funded out of our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2005, $26.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, primarily interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering and our subsequent transactions which eliminated substantially all of our floating rate debt, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. The fair value of our interest rate caps was approximately $3,000 at December 31, 2005. As of December 31, 2005, our interest rate caps consisted of the following:

As of December 31, 2005 Notional Amount	LIBOR Rate at which Exposure is Capped	Interest Rate Cap Maturity
(in millions)
$44.0	6.500%	01/03/2006
10.5	6.500%	01/03/2006
17.0	5.960%	01/03/2006
17.0	4.960%	01/03/2006
17.3	6.060%	01/03/2006
104.1	7.190%	01/03/2006
32.8	7.000%	01/03/2006
27.8	6.860%	01/03/2006
8.6	6.560%	01/03/2006
6.3	4.500%	05/22/2006

$285.4

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the year ended December 31, 2005 our mark to market adjustments of these contracts resulted in a net loss of $1,000.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any off-balance sheet arrangements.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business as indicated in the table below. Revenue for hotels in tourist areas generally is substantially greater during tourist season (i.e., second and third quarter) than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, SARS, airline strikes, economic factors and other considerations affecting travel. Our revenues by quarter during 2004 and 2005 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2004	$111,340	$121,855	$130,245	$121,031
2005	$114,882	$130,334	$179,933	$225,919

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

•	Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•	Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in “Due to Management Company” and other liabilities in our consolidated and combined balance sheets, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

New Accounting Standards and Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires all share-based payments to employees, including grants of common stock, to be recognized in the financial statements based on their fair values. We have adopted the provisions of SFAS 123(R) in 2005, and such adoption had no impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“APB 29”). FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). We will adopt this standard for nonmonetary asset exchanges beginning in 2006. The adoption of FAS 153 is not expected to have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2005, our total outstanding debt was approximately $1,181.2 million, of which $75.0 million, or 6.3%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $750,000 annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $750,000 annually.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its reports, included herein, (1) on our management’s assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sunstone Hotel Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investor Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sunstone Hotel Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period October 26, 2004 through December 31, 2004, the related consolidated statements of operations, members’ equity, and cash flows of the Sunstone Predecessor Companies for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003, and our report dated February 9 , 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 9, 2006

Item 9B. Other Information

None.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2005:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-term Incentive Plan	442,934	NA	1,568,272

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

10.1	Purchase and Sale Agreement between Marriott International, Inc. and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 3, 2005).

10.2	Stock Purchase Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on May 3, 2005).

10.3	Registration Rights Agreement between BIP REIT Private Limited and Sunstone Hotel Investors, Inc., dated April 27, 2005 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on May 3, 2005).

10.4	Escrow Agreement among BIP REIT Private Limited, Sunstone Hotel Investors, Inc. and Citibank, N.A., dated April 27, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on May 3, 2005).

10.5	Purchase Agreement among Security Capital Preferred Growth Incorporated, Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC, dated April 27, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Company on May 3, 2005).

10.6	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company.

Exhibit Number	Description

10.7	Purchase and Sale Agreement by and between Pivotal Century Plaza Hotel, L.L.C. and Hyatt Development Corporation, dated August 24, 2005 (incorporated by reference to Exhibit 10.24 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

10.8	Assignment and Assumption of Purchase and Sale Agreement by and between Hyatt Development Corporation and Sunstone Century Star, LLC, dated August 24, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

10.9	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10.1	Management Agreement Amendment dated as of July 1, 2005.

10.11	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

10.11.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent.

10.12	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13	Form of Registration Rights Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14	Form of 2004 Long-term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005)

10.14.2	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005)

10.15	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

Exhibit Number	Description

10.16.1	Revolving Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.12.1 of Form 10-Q, filed on December 2, 2004).

10.16.2	Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.12.2 of Form 10-Q, filed on December 2, 2004).

10.16.3	Amendment No. 1 dated June 7, 2005, to the Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. and the agents and lenders named therein. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 10, 2005).

10.17	Form of Investors Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.18	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.19	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.20	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.21	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.22	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005)

10.23	Form of Indemnification Agreement for Directors.

10.24	Form of Indemnification Agreement for Executive Officers.

12.1	Calculation of Ratio of Earnings to Fixed Charges.

12.2	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 10-K, filed on February 22, 2005).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 15, 2006	/s/ Robert A. Alter
Robert A. Alter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lewis N. Wolff Lewis N. Wolff	Chairman	February 15, 2006

/s/ Robert A. Alter Robert A. Alter	Chief Executive Officer and Director (Principal executive officer)	February 15, 2006

/s/ Jon D. Kline Jon D. Kline	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 15, 2006

/s/ Z. Jamie Behar Z. Jamie Behar	Director	February 15, 2006

/s/ Barbara S. Brown Barbara S. Brown	Director	February 15, 2006

/s/ Anthony W. Dona Anthony W. Dona	Director	February 15, 2006

/s/ Keith P. Russell Keith P. Russell	Director	February 15, 2006

/s/ David M. Siegel David M. Siegel	Director	February 15, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Sunstone Hotel Investors, Inc. and the Sunstone Predecessor Companies:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, and Combined Statements of Operations for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003

F-4

Consolidated Statements of Changes of Stockholders’ Equity for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, and Combined Statements of Changes of Members’ Equity for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003

F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and the period October 26, 2004 through December 31, 2004, and Combined Statements of Cash Flows for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003

F-7

Notes to Consolidated and Combined Financial Statements	F-9

Schedule III—Real Estate and Accumulated Depreciation	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005, and for the period from October 26, 2004 (commencement of operations) through December 31, 2004, the related consolidated statements of operations, members’ equity, and cash flow of the Sunstone Predecessor Companies for the period January 1, 2004 through October 26, 2004, and the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, the period from October 26, 2004 (commencement of operations) through December 31, 2004, the period January 1, 2004 through October 26, 2004, and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunstone Hotel Investor Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 9, 2006

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,538	$5,966
Restricted cash	54,305	28,910
Accounts receivable, net	42,879	28,273
Due from affiliates	1,994	147
Inventories	2,814	2,522
Prepaid expenses	4,187	2,297
Current assets of discontinued operations	359	—

Total current assets	124,076	68,115
Investment in hotel properties, net	2,054,001	1,127,272
Investment in hotel properties held for sale, net	9,111	—
Other real estate, net	7,545	7,519
Deferred financing costs, net	8,299	7,638
Goodwill	27,169	28,493
Other assets, net	18,780	14,708
Other assets of discontinued operations, net	208	—

Total assets	$2,249,189	$1,253,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,293	$25,021
Accrued payroll and employee benefits	8,960	5,814
Due to Management Company	19,404	15,401
Dividends payable	19,831	9,962
Distributions payable	—	1,054
Other current liabilities	29,414	18,902
Current portion of notes payable	4,387	45,009
Current liabilities of discontinued operations	302	—

Total current liabilities	104,591	121,163
Notes payable, less current portion	1,176,791	667,452
Other liabilities	8,782	2,968

Total liabilities	1,290,164	791,583
Commitments and contingencies (Note 14)
Minority interest	—	44,830
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding, liquidation preference of $24.375 per share	99,096	—
Stockholders’ equity
Preferred stock, Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 50,000,000 shares authorized; 4,850,000 shares issued and outstanding at December 31, 2005 and none at December 31, 2004, stated at liquidation preference of $25.00 per share	121,250	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 52,190,649 shares issued and outstanding at December 31, 2005 and 34,518,616 shares issued and outstanding at December 31, 2004	522	345
Additional paid in capital	804,992	452,124
Deferred stock compensation	(6,592)	(7,278)
Accumulated earnings (deficit)	12,308	(17,897)
Cumulative dividends	(72,551)	(9,962)

Total stockholders’ equity	859,929	417,332

Total liabilities and stockholders’ equity	$2,249,189	$1,253,745

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	The Company		The Predecessor
	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
REVENUES
Room	$433,214	$52,258	$277,945	$301,151
Food and beverage	163,428	21,850	88,763	103,920
Other operating	54,426	7,521	35,442	35,860
Management and other fees from affiliates	—	4	688	705

Total revenues	651,068	81,633	402,838	441,636

OPERATING EXPENSES
Room	98,003	12,759	60,986	70,771
Food and beverage	115,675	14,966	61,928	74,231
Other operating	31,853	5,053	23,977	24,963
Advertising and promotion	42,557	5,364	24,217	28,094
Repairs and maintenance	28,084	3,887	16,996	20,123
Utilities	27,430	3,723	16,777	18,541
Franchise costs	26,661	3,880	20,919	22,639
Property tax, ground lease, and insurance	34,461	4,668	21,479	28,002
General and administrative	73,039	10,104	34,493	37,015
Corporate overhead	14,500	7,177	23,214	25,187
Depreciation and amortization	72,316	11,025	46,782	51,555
Impairment loss	—	—	7,439	11,235

Total operating expenses	564,579	82,606	359,207	412,356

Operating income (loss)	86,489	(973)	43,631	29,280
Interest and other income	3,079	154	561	796
Interest expense	(61,982)	(19,326)	(43,400)	(53,441)

Income (loss) before minority interest, income taxes and discontinued operations	27,586	(20,145)	792	(23,365)
Minority interest	(1,761)	2,706	125	(17)
Income tax benefit (provision)	—	—	(177)	2,870

Income (loss) from continuing operations	25,825	(17,439)	740	(20,512)
Income (loss) from discontinued operations	4,380	(458)	(18,943)	(1,754)

NET INCOME (LOSS)	30,205	$(17,897)	$(18,203)	$(22,266)

Preferred stock dividends and accretion	(10,973)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,232

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.37	$(0.54)
Income (loss) from discontinued operations	0.10	—

Net income (loss) per common share	$0.47	$(0.54)

Weighted average common shares outstanding:
Basic	40,655	33,196

Diluted	40,959	33,488

Dividends declared per common share	$1.155	$—

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Unearned and Accrued Stock Compensation	Accumulated Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
	Number of Shares	Amount	Number of Shares	Amount
The Predecessor
Balance at December 31, 2002									$(2,116)	$400,858	$398,742
Contributions										25,971	25,971
Distributions										(72,006)	(72,006)
Transfer of members’ interest to minority interest										(470)	(470)
Net loss										(22,266)	(22,266)
Minimum pension liability adjustment									374		374

Comprehensive loss											(21,892)

Balance at December 31, 2003									(1,742)	332,087	330,345
Contributions										25,322	25,322
Distributions										(9,350)	(9,350)
Net loss										(18,203)	(18,203)
Minimum pension liability adjustment									—		—

Comprehensive loss											(18,203)

Balance at October 25, 2004									(1,742)	329,856	328,114
The Company
Adjustments for formation and structuring transactions (Note 10)										26,646	26,646
Reclassify Predecessor members’ equity			9,990,932		$354,760				1,742	(356,502)	—
Net proceeds from sale of common stock			24,459,737	$344	383,733						384,077
Record the acquisition of membership units in the Sunstone Hotel Operating Partnership from the Predecessor’s members					(195,921)						(195,921)
Record minority interests for Predecessor members’ continuing interests					(99,167)						(99,167)
Issuance of unvested restricted common stock					9,371	$(9,371)					—
Vesting of restricted common stock			67,947	1	(652)	2,093					1,442

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Unearned and Accrued Stock Compensation	Accumulated Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
	Number of Shares	Amount	Number of Shares	Amount
Dividends declared and payable								$(9,962)			(9,962)
Net loss							$(17,897)				(17,897)

Balance at December 31, 2004			34,518,616	345	452,124	(7,278)	(17,897)	(9,962)	—	—	417,332
Net proceeds from sale of Series A preferred stock	4,850,000	$121,250			(3,799)						117,451
Offering costs from sale of Series C preferred stock					(130)						(130)
Net proceeds from sale of common stock			13,936,909	140	312,100						312,240
Issuance of unvested restricted common stock			35,552		1,330	(1,330)					—
Vesting of restricted common stock					(24)	2,016					1,992
Common dividends declared and payable at $1.155 per share								(51,616)			(51,616)
Series A preferred dividends declared and payable at $1.578 per share								(7,652)			(7,652)
Series C preferred dividends declared and payable at $0.786 per share								(3,225)			(3,225)
Accretion of discount on Series C preferred stock								(96)			(96)
Conversion of minority interest membership units in the Operating Partnership to common shares			3,699,572	37	43,391						43,428
Net income							30,205				30,205

Balance at December 31, 2005	4,850,000	$121,250	52,190,649	$522	$804,992	$(6,592)	$12,308	$(72,551)	$—	$—	$859,929

See accompanying notes to consolidated and combined financial statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company		The Predecessor
	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,205	$(17,897)	$(18,203)	$(22,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recovery)	(170)	605	1,351	605
Minority interest	1,761	(2,706)	(125)	17
(Gain) loss on sale of hotel properties	(2,431)	(592)	1,251	(14,757)
Depreciation	73,029	9,773	49,560	60,081
Amortization of deferred franchise fees	129	1,685	304	407
Amortization of deferred financing costs	3,995	5,818	4,328	7,797
Amortization of loan premiums	(609)	—	—	—
Amortization of deferred stock compensation	1,992	1,442	—	—
Impairment loss—investment in hotel properties and discontinued operations	—	—	24,393	26,297
Impairment loss—goodwill	—	—	—	2,076
(Gain) loss on derivatives	1	1	544	1,423
Deferred income taxes	—	—	(2,617)	(3,241)
Changes in operating assets and liabilities:
Restricted cash	(25,395)	(1,883)	4,437	(7,411)
Accounts receivable	(14,695)	1,755	(13,528)	(5,013)
Due from affiliates	(1,847)	178	(144)	(404)
Inventories	(307)	31	(44)	251
Prepaid expenses and other assets	(628)	(1,105)	(7,070)	(1,060)
Accounts payable and other liabilities	14,412	4,740	(5,062)	13,701
Accrued payroll and employee benefits	3,146	739	41	1,661
Due to Management Company	4,099	36	—	—
Accrued pension liability	—	—	(445)	(130)
Discontinued operations	(77)	—	—	—

Net cash provided by operating activities	86,610	2,620	38,971	60,034

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	31,412	20,772	37,584	119,259
Acquisitions of hotel properties	(907,342)	—	(38,820)	(41,925)
Additions to hotel properties and other real estate	(71,555)	(15,273)	(50,032)	(58,963)

Net cash provided by (used in) investing activities	(947,485)	5,499	(51,268)	18,371

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	The Company		The Predecessor
	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offering	220,250	—	—	—
Payment of preferred securities offering costs	(3,929)	—	—	—
Proceeds from common stock offering	320,979	362,011	—	—
Payment of common stock offering costs	(8,739)	(28,511)	—	—
Acquisition of membership units from the Predecessor’s members	—	(195,921)	—	—
Proceeds from notes payable	701,207	396,364	60,983	483,883
Payments on notes payable	(295,633)	(545,979)	(74,259)	(508,654)
Net proceeds from the exercise of the over-allotment option	—	50,577	—	—
Purchase of minority interest	—	(50,577)	—	—
Payments of deferred financing costs	(4,847)	(6,141)	(345)	(9,081)
Acquisition of interest rate cap agreements	—	—	(53)	(708)
Contributions from members	—	—	25,322	25,971
Dividends and distributions paid	(56,841)	—	(9,350)	(72,006)
Contributions from minority interest holders	—	—	105	164
Distributions to minority interest holders	—	—	(40)	(47)

Net cash provided by (used in) financing activities	872,447	(18,177)	2,363	(80,478)

Net increase (decrease) in cash and cash equivalents	11,572	(10,058)	(9,934)	(2,073)
Cash and cash equivalents, beginning of year	5,966	16,024	20,229	22,302

Cash and cash equivalents, end of year	$17,538	$5,966	$10,295	$20,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$56,265	$14,960	$41,165	$51,713

Income taxes paid	$444	$—	$1,301	$1,008

NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with acquisitions of hotel properties	$63,143	$—	$—	$—

Transfer of member’s interest to minority interest	$—	$—	$—	$470

Dividends and distributions payable	$19,831	$11,016	$—	$—

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”), through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is engaged in owning, acquiring, selling, and renovating hotel properties. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

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

The Predecessor transferred certain of its property and operating interests in the Sunstone Predecessor Companies in exchange for limited partnership interests in the Operating Partnership and common stock of the Company.

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

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2005 and December 31, 2004, and for the year ended December 31, 2005 and for the period October 26, 2004 through December 31, 2004, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 include the accounts of SHI, WB, and WB IV. Significant intercompany accounts and transactions have been eliminated for all periods presented. Minority interest at December 31, 2004, represents the outside equity interests of the Operating Partnership. Certain amounts included in the consolidated and combined financial statements for prior years have been reclassified to conform with the most recent financial statement presentation.

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

Reporting Periods

The results the Company reports in its consolidated statement of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc., (the “Management Company”) the manager of 47 of the Company’s properties, as well as the Company’s other managers, Hyatt Corporation and Fairmont Hotels & Resorts, which manage a combined total of four of the Company’s properties, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of nine of the Company’s properties, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations each for the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s results of operations for the Marriott International, Inc. managed hotels for the year ended December 31, 2005 include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 31 for the fourth quarter.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

considered in the Company’s investment strategy. At December 31, 2005 and 2004, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, and ground leases, property taxes and insurance impounds. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2005 and 2004 includes an allowance for doubtful accounts of $0.8 million and $2.2 million, respectively. At December 31, 2005 and 2004, the Company had approximately $4.6 million and $12.3 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. The Company had specifically reserved a portion of these particular receivables in the amount of $0.1 million and $1.3 million, respectively.

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

The Company follows the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair values. When an impairment loss is required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Operating results of any long-lived assets with their own identifiable cash flows that are disposed of or held for sale are removed from income from continuing operations and reported as discontinued operations. Depreciation ceases when a property is held for sale. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations.

As a result of a depressed state in certain markets of the hotel industry, during 2004 and 2003, the Predecessor determined that the carrying values of certain hotels were no longer recoverable based on estimated future undiscounted cash flows to be generated from these hotels. As a result, the Predecessor recognized an impairment loss, exclusive of impairment of discontinued

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

operations (Note 4) and goodwill, of $7.4 million for the period January 1, 2004 through October 25, 2004, and $9.3 million for the year ended December 31, 2003, based on the difference between the carrying values and the fair values of the hotels as determined by the Predecessor based on supporting factors such as net operating cash flows, terminal capitalization rates and replacement costs. These hotels continue to be held for use by the Company and, accordingly, the hotel impairment loss is included in continuing operations for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003. There were no additional impairment charges for either the year ended December 31, 2005 or the period October 26, 2004 through December 31, 2004. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2005.

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

Whenever the underlying debt is paid off, any related unamortized deferred financing cost is charged to interest expense. During 2005, 2004, and 2003, approximately $4.8 million, $6.5 million, and $9.1 million, respectively, was incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Interest expense related to the amortization of deferred financing costs was $4.0 million for the year ended December 31, 2005, $5.8 million, of which $5.1 million was related to one-time costs associated with the initial public offering, for the period October 26, 2004 through December 31, 2004, $4.3 million for the period January 1, 2004 through October 25, 2004, and $7.8 million for the year ended December 31, 2003.

Goodwill

The Company follows the requirements of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. As a result of the depressed state in certain markets of the hotel industry, the Predecessor determined that the carrying values of some of the reporting units were no longer recoverable based on the estimated future cash flows to be generated by these reporting units. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Predecessor’s review at December 31, 2003 indicated that the remaining allocated goodwill for certain hotel properties was impaired resulting in $2.1 million of goodwill impairment loss recorded for the year ended December 31, 2003. Based on the Company’s review at December 31, 2005 and December 31, 2004, management believes that there were no other impairments on its goodwill.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to five years. The cost basis of property and equipment amounted to $6.6 million and $5.7 million at December 31, 2005 and 2004, respectively. Accumulated depreciation amounted to $4.8 million and $3.7 million at December 31, 2005 and 2004, respectively. Property and equipment net of related accumulated depreciation is included in other assets.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Derivatives that are not hedges must be adjusted to fair value through income. None of the Company’s derivatives were accounted for as hedges during any of the periods presented. Gains and losses on sale of derivative instruments are also reported in the statements of operations.

Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. As of December 31, 2005, approximately 6.3% of the Company’s debt had interest rates that fluctuate based on published market rates. The Company’s fixed-rate mortgage debt is at commensurate terms with similar debt instruments based on risk, collateral, and other characteristics, except for two mortgage loans assumed in 2005. The Company has adjusted the carrying value of these two loans by $3.2 million which is included in other liabilities. Management believes the carrying value of the mortgage and other debt is a reasonable estimation of its fair value as of December 31, 2005 and 2004. Interest rate cap agreements have been recorded at their estimated fair values.

Revenue Recognition

Room revenue and food and beverage revenue are recognized as earned, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Additionally, some of the Company’s hotel rooms are booked through independent Internet travel intermediaries. Revenue for these rooms is booked at the price the Company sold the room to the independent Internet travel intermediary less any discount or commission paid.

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, golf operations, retail sales, fitness services, internet access, telephone, sublease revenues relating to the restaurants and retail shops, and management fees from third-party management agreements. In addition, as part of the Company’s purchase of the Hyatt Regency Century Plaza, the Company entered into a 30-year term agreement with Hyatt Corporation whereby Hyatt Corporation will

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover the Company’s debt service related to this hotel, plus a 10% return on the Company’s equity investment in the hotel, Hyatt Corporation will pay the Company the difference, up to $27 million over the term of the agreement. The Company recognizes into revenue quarterly, the amount due from Hyatt under this agreement. Also, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided. The Company also has an online purchasing platform (“Buy Efficient, L.L.C.”) that offers volume discounts to third parties. Revenues generated by Buy Efficient, L.L.C. include transactions fees, development fees, hardware sales and rebate sales. The Company charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized when earned.

Management and other fees from affiliates consist of management fees, acquisition fees, and disposition fees earned from services provided to affiliates of the Predecessor. Management fees and accounting fees were recognized as services when rendered. Acquisition and disposition fees were recognized upon successful closings. Incentive fees were not recognized until earned. No incentive fees were earned for any of the periods presented.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

For the year ended December 31, 2005, as well as for the period October 26, 2004 through December 31, 2004, the Company elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended. Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

The Predecessor was treated as a partnership for federal and most state income tax purposes. However, certain states may impose entity level taxes and fees. In addition, the Predecessor owned various corporations included in these combined financial statements which are subject to federal and state income taxes. These corporations were owned through a series of partnerships and limited liability companies and cannot be consolidated for federal and/or state income tax purposes.

With respect to taxable subsidiaries, the Company and the Predecessor account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Minority Interest

Prior to November 2005, minority interests of the Company represented the limited partnership interests in the Operating Partnership. The carrying value of the minority interest increased by the minority interests’ share of earnings and decreased by cash distributions and the purchase of limited partnership interests. During November 2005, the membership units held by the minority interest owners were converted to shares of common stock and were subsequently sold in a public offering eliminating the minority interests of the Company. As such, the Company beneficially owns all of the membership interests in the Operating Partnership.

Minority interests of the Predecessor represented the limited partners’ interest in limited partnerships that was controlled by WB IV. The carrying value of the minority interest was increased by the minority interest’s share of WB IV earnings and reduced by WB IV partnership cash distributions as well as return of capital distributions.

Distributions

The Company pays quarterly distributions to its Series A Cumulative Redeemable and Series C Cumulative Convertible Redeemable preferred stockholders, as well as its common stockholders as declared by the Board of Directors. The Company’s ability to pay distributions is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004
Numerator:
Net income (loss)	$30,205	$(17,897)
Less preferred dividends and accretion	(10,973)	—

Numerator for basic and diluted earnings available to common stockholders	$19,232	$(17,897)

Denominator:
Weighted average basic common shares outstanding	40,655	33,196
Unvested restricted stock awards	304	292

Weighted average diluted common shares outstanding	40,959	33,488

Basic and diluted earnings (losses) available to common stockholders per common share	$0.47	$(0.54)

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for the year ended December 31, 2005 as their effect would have been anti-dilutive.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Predecessor reported and displayed comprehensive income (loss) and its components in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires that the Predecessor’s minimum pension liability adjustment be included in other comprehensive income (loss).

Segment Reporting

Under the provision of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s operations are at this time conducted and aggregated under one segment, hotel operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires all share-based payments to employees, including grants of common stock, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS 123(R) effective January 1, 2005. Such adoption had no impact on the Company’s financial condition or results of operations.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2005	2004
Land	$361,222	$131,974
Buildings and improvements	1,681,617	1,025,136
Fixtures, furniture and equipment	236,296	154,293
Franchise fees	1,399	1,393
Construction in process	25,786	3,833

	2,306,320	1,316,629
Accumulated depreciation and amortization	(252,319)	(189,357)

	$2,054,001	$1,127,272

On June 23, 2005, the Company purchased interests in six Renaissance hotels as set forth below for approximately $433.7 million.

Hotel	Location	Number of Rooms
Renaissance Long Beach Hotel	Long Beach, California	373
Renaissance Westchester Hotel	White Plains, New York	357
Renaissance Orlando Resort at SeaWorld Hotel	Orlando, Florida	780
Renaissance Harborplace Hotel	Baltimore, Maryland	622
Renaissance Washington, D.C. Hotel	Washington, D.C.	807
Renaissance Atlanta Concourse Hotel	Atlanta, Georgia	387

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The acquisition of the Renaissance Orlando Resort at SeaWorld Hotel represents an 85% interest in a partnership that owns that property, as well as the lender’s position in the partnership loan. As a result, all of the economics of the property for the foreseeable future are retained by the Company.

On June 27, 2005, the Company purchased the 203-room Sheraton located in Cerritos, California for approximately $25.4 million. This hotel’s results of operations from the acquisition date of June 27, 2005 through the year ended December 31, 2005 have been included in the Company’s statement of operations.

On July 12, 2005, the Company purchased the 444-room Fairmont Hotel located in Newport Beach, California for approximately $72.0 million, and rebranded the hotel as the Fairmont Newport Beach. This hotel’s results of operations from the acquisition date of July 12, 2005 through the year ended December 31, 2005 have been included in the Company’s statement of operations.

On July 13, 2005, the Company purchased the remaining 75% interest in the Renaissance Washington, D.C. Hotel for approximately $140.0 million. The original 25% interest was acquired at a cost of approximately $20.0 million as part of the six-hotel Renaissance acquisition noted above. The additional 75% interest in this hotel’s results of operations from the acquisition date of July 13, 2005 through Marriott’s fiscal year end, or December 30, 2005, have been included in the Company’s statement of operations.

During the third quarter of 2005, the Company sold two parcels of land for approximately $0.7 million, generating a net gain of $92,000.

On October 5, 2005, the Company purchased the 728-room Century Plaza Hotel and Spa located in Century City, California for $293.0 million and named Hyatt Corporation as manager. This hotel’s results of operations from the acquisition date of October 5, 2005 through the year ended December 31, 2005 have been included in the Company’s statement of operations.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company and its Predecessor sold seven hotel properties in 2003, seven hotel properties during 2004, and three hotel properties during 2005. Seven of the hotel properties were sold in 2003 for net proceeds of $119.3 million and a net gain on sale of $14.8 million. Five of the hotel properties and one parcel of land were sold in the period January 1, 2004 through October 25, 2004, for net proceeds of $37.6 million and a net loss on sale of $1.3 million. Two of the hotel properties were sold in the period October 26, 2004 through December 31, 2004, for net proceeds of $20.8 million and a net gain on sale of $592,000. Three properties were sold during 2005 for net proceeds of $30.7 million and a net gain on sale of $2.4 million. In addition, the Company has entered into an agreement to sell one additional hotel that is scheduled to close in February 2006. The assets and liabilities for this hotel are shown on the Company’s balance sheet as assets or liabilities of discontinued operations. These eleven hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following sets forth the discontinued operations for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 related to hotel properties held for sale (in thousands):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
Operating revenues	$11,452	$3,648	$35,355	$84,881
Operating expenses	(7,869)	(2,983)	(30,291)	(67,557)
Interest expense	(700)	(1,282)	(3,053)	(8,057)
Depreciation and amortization	(842)	(433)	(3,082)	(8,933)
Impairment loss	—	—	(16,954)	(17,138)
Gain (loss) on sale of hotels	2,339	592	(1,251)	15,056
Benefit from (provision for) income taxes	—	—	333	(6)

Income (loss) from discontinued operations	$4,380	$(458)	$(18,943)	$(1,754)

The following sets for the assets and liabilities related to the discontinued operations at December 31, 2005:

ASSETS
Total current assets:	$359
Hotel properties held for sale, net	9,111
Deferred financing costs, net	190
Other assets, net	18

Total assets of discontinued operations	$9,678

LIABILITIES
Due to Management Company	$105
Total current liabilities	197

Total liabilities of discontinued operations	$302

5. Other Real Estate

Other real estate consisted of the following (in thousands):

	December 31,
	2005	2004
Laundry facilities:
Land	$1,600	$1,600
Buildings and improvements	4,462	4,436
Fixtures, furniture and equipment	3,796	3,602
Construction in progress	214	—

	10,072	9,638
Accumulated depreciation	(2,983)	(2,369)

	7,089	7,269
Land held for future development or sale	456	250

	$7,545	$7,519

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

6. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Corporate property and equipment, net	$1,726	$2,007
Pre-acquisition costs	7,865	5,189
Other receivables	6,469	5,270
Other	2,720	2,242

	$18,780	$14,708

7. Derivative Financial Instruments

At December 31, 2005 and 2004, the Company held interest rate cap agreements (“derivatives”) to manage its exposure to the interest rate risks related to its floating rate debt. The fair values of the derivatives are recorded as interest rate cap agreements assets and included in deferred financing costs, net on the consolidated balance sheets as of December 31, 2005 and 2004. None of the Company’s derivatives held at December 31, 2005 and 2004, respectively, qualify for effective hedge accounting treatment under SFAS No. 133. Accordingly, changes in the fair value of the Company’s derivatives at December 31, 2005 and 2004, respectively, resulted in a net loss of $1,000 and a net loss of $545,000, respectively. The changes in fair value have been reflected as an increase in interest expense for the year ended December 31, 2005, for the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003.

The following table summarizes the interest rate cap agreements at December 31 (dollars in thousands):

	2005	2004
Notional amount of variable rate debt	$285,354	$775,500
Fair value of interest rate caps	$3	$4
Interest rate cap rates	4.50%-7.19%	2.65%-7.19%
Maturity dates	January 2006 – May 2006	January 2005 – May 2006

8. Due to Management Company and Other Current Liabilities

Due to Management Company

The Management Company manages 47 of the Company’s 60 hotels as of December 31, 2005. The following amounts make up the net liability owed to the Management Company (in thousands):

	December 31,
	2005	2004
Accrued payroll and employee benefits	$10,368	$7,473
Worker’s compensation	9,254	8,058
Accrued pension liability	1,489	1,188
Management and accounting fees payable	654	617
Accumulated other comprehensive loss	(2,064)	(1,784)
Reimbursements from Management Company	(297)	(151)

	$19,404	$15,401

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Property, sales, and use taxes payable	$10,404	$10,583
Accrued interest mortgage	6,023	3,012
Advanced deposits	4,479	2,237
Worker’s compensation	469	112
Other	8,039	2,958

	$29,414	$18,902

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2005	2004
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 47 hotel properties and one laundry facility.	$1,106,178	$626,029
Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008.	75,000	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate equal to either, at the Company’s option, a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three -or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on eight hotel properties. Total available under the revolving credit facility was $122.6 million at December 31, 2005. The revolving credit facility matures in October 2007 and has a one year extension.

	—	5,500
Construction loan requiring monthly payments of interest only at one-month LIBOR plus 3.25%, and is collateralized by one hotel. The loan was paid off in March 2005.	—	5,932

	1,181,178	712,461
Less: current portion	(4,387)	(45,009)

	$1,176,791	$667,452

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

In October 2005, the Company closed a $175.0 million fixed rate mortgage loan with a maturity date of December 2014, and a weighted average fixed interest rate of 6.12% in connection with the acquisition of the Hyatt Regency Century Plaza Hotel and Spa, Los Angeles, California.

In December 2005, the Company paid off $13.1 million of floating rate debt with a maturity date of November 2007. Following the closing, as of December 31, 2005, 93.7% of the Company’s outstanding debt is fixed rate debt. Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
Continuing operations:
Interest expense	$55,326	$7,788	$39,279	$43,809
Deferred financing fees	3,812	5,226	3,633	6,206
Loss on interest rate cap	1	1	488	1,357
Prepayment penalty paid	2,843	6,311	—	2,069

	$61,982	$19,326	$43,400	$53,441

Discontinued operations:
Interest expense	$517	$247	$2,302	$6,192
Deferred financing fees	183	592	695	1,591
Loss on interest rate cap	—	—	56	66
Prepayment penalty paid	—	443	—	208

	$700	$1,282	$3,053	$8,057

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Aggregate future principal maturities of notes payable at December 31, 2005, are as follows (in thousands):

2006	$4,387
2007	21,673
2008	88,720
2009	16,279
2010	17,616
Thereafter	1,032,503

$1,181,178

10. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
Current:
Federal	$—	$—	$(2,141)	$(271)
State	—	—	(515)	(105)

	—	—	(2,656)	(376)

Deferred:
Federal	8,619	1,470	249	4,356
State	2,204	376	65	952

	10,823	1,846	314	5,308
Valuation allowance	(10,823)	(1,846)	2,498	(2,068)

Income tax benefit	$—	$—	$156	$2,864

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
Benefit from (provision for) continuing operations:
Current	$—	$—	$(2,656)	$(329)
Deferred	—	—	2,479	3,199

Benefit from (provision for) continuing operations	—	—	(177)	2,870

Benefit from (provision for) discontinued operations:
Current	—	—	—	(47)
Deferred	—	—	333	41

Benefit from (provision for) discontinued operations	—	—	333	(6)

Benefit from income taxes	$—	$—	$156	$2,864

For the period January 1, 2004 through October 25, 2004, and the year ending December 31, 2003, income tax benefits primarily arose as a result of certain intercompany transactions that resulted in the reduction of deferred income tax liability that was recorded in connection with the November 22, 1999 going private transaction.

The Company’s taxable REIT subsidiary had no taxable income for the period October 26, 2004 through December 31, 2004 and the year ended December 31, 2005. Accordingly, the Company has no provision for income taxes. The provision for income taxes of the Predecessor differs from the federal statutory rate primarily because (i) a significant portion of income is earned in partnerships, and, as such, is not subject to federal or most state income tax; and (ii) the goodwill associated with impairment losses is not deductible.

For the year ended December 31, 2005 and for the period October 26, 2004 through December 31, 2004, the provision for income taxes differs from the federal statutory rate due to minor expenses that are not deductible for tax purposes.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
NOL carryover	$10,794	$1,603
State taxes and other	140	16
Other reserves	5,696	4,258

Current deferred tax asset before valuation allowance	16,630	5,877

Deferred tax liabilities:
Depreciation	(57)	(74)
Other	—	(22)

	(57)	(96)

Net deferred tax liabilities	16,573	5,781
Valuation allowance	(16,573)	(5,781)

	$—	$—

The deferred tax assets at December 31, 2005 and 2004, were primarily due to timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At December 31, 2005 and 2004, the Company and the Predecessor had federal net operating loss carryforwards of $22.2 million and $4.1 million, respectively, which begin to expire in 2019.

As of December 31, 2005 and 2004, the Company and the Predecessor had state net operating loss carryforwards of $22.2 million and $4.1 million, respectively, which begin to expire in 2011.

11. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of 6.45% Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share, convertible on a one-for-one basis, to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders have the right to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. Holders of Series C preferred stock will generally have no voting rights. However, if the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect two additional directors to serve on the Company’s board of directors. The holders are eligible to receive a participating dividend should the Company’s common dividend increase beyond $1.34 per share. The Series C preferred stock has no maturity date and the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At December 31, 2005, the Series C preferred stock carrying value consisted of the following (in thousands):

Initial fair value, sales price of $99.0 million	$99,000
Redemption value accretion	96

$99,096

12. Shareholders’ Equity

Formation and Structuring Transactions

In connection with the formation and structuring transactions in 2004 in connection with the IPO, certain assets were distributed and certain liabilities were assumed by a Predecessor member and certain assets and liabilities were not contributed to the Company. The assets not contributed to the Company by the Predecessor primarily consisted of the Embassy Suites Hotel, Los Angeles, California and the JW Marriott, Cherry Creek, Colorado.

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

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

On October 26, 2004, the Company granted 67,947 restricted shares of common stock to the Company’s executive officers. These shares of common stock were issued under the 2004 Long-Term Incentive Plan.

On October 26, 2004, the Company granted 434,211 restricted stock units to the Company’s executive officers and certain employees. These restricted stock units vest over five years beginning on the grant date. These were issued under the 2004 Long-Term Incentive Plan.

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

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

On November 17, 2005, the Company announced that the minority interest holders in the Operating Partnership priced an offering of 3,699,572 shares of the Company’s common stock, representing all of the remaining shares held by the minority interest holders, including shares issued upon conversion of membership units in the Operating Partnership. The offering consisted solely of secondary shares held by the minority interest holders.

On December 27, 2005, the Company completed a private offering to Security Capital Preferred Growth Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, of 599,355 shares of common stock at a price per share of $23.85, generating net proceeds of $14.3 million which were used for acquisitions.

Operating Partnership Units

The outstanding units of limited partnership interest were redeemable for cash, or at the option of the Company, for a like number of shares of common stock of the Company.

In November 2004, 3,165,000 units of limited partnership interest were converted to common shares through the exercise of the over-allotment option.

In November 2005, 3,699,572 units of limited partnership interest held by the limited partners representing minority interests on the balance sheet were converted to common shares and sold in a public offering, eliminating the limited partners’ interest in the Company.

As of December 31, 2005, the Operating Partnership had 52,190,649 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 2,100,000 common shares for issuance under the LTIP.

The restricted shares that have been granted vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the year ended December 31, 2005 and for the period October 26, 2004 through December 31, 2004, the Company’s expense related to these restricted shares was $2.0 million and $1.4 million, respectively. At December 31, 2005 and 2004, the unearned compensation related to restricted share grants was $6.6 million and $7.3 million, respectively, and has been classified as a component of shareholders’ equity in the accompanying balance sheet.

At December 31, 2005, there were no options, deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Franchise Agreements

The Company has entered into various license and franchise agreements related to certain hotel properties. The franchise agreements require the Company to, among other things, pay various monthly fees that are calculated based on specified percentages of certain specified revenues. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company.

Total franchise costs incurred by the Company and the Predecessor during the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 were $27.5 million, $4.1 million, $22.9 million, and $27.9 million, of which $15.0 million, $2.2 million, $12.7 million, and $15.3 million, respectively, were for franchise royalties. The remaining franchise costs include advertising, reservation and priority club assessments.

In connection with the IPO, the Company obtained franchisor consents from the Company’s various franchisors, which, among other things, required the Company to execute new franchise agreements and pay certain fees totaling $1.7 million, which were expensed during the period October 26, 2004 through December 31, 2004.

Renovation and Construction Commitments

At December 31, 2005 and 2004, the Company had various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at December 31, 2005 and 2004 totaled $28.2 million and $7.8 million, respectively.

Operating Leases

At December 31, 2005, the Company was obligated under the terms of twelve ground or air leases and a lease on the corporate facility, which mature from dates ranging from 2010 through 2096. Payments on one of the ground leases and the air lease require payments of $1.00 annually, while another ground lease requires payment of $100 annually. Future minimum payments under the terms of the operating leases in effect at December 31, 2005 are as follows (in thousands):

2006	$4,289
2007	4,350
2008	4,377
2009	4,396
2010	4,005
Thereafter	236,523

$257,940

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Rent expense incurred pursuant to these ground lease agreements for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003, totaled $4.8 million, $489,000, $3.3 million, and $4.3 million, respectively, and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003, totaled $437,000, $70,000, $618,000, and $742,000, respectively, and was included in general and administrative expenses in the accompanying statements of operations.

Employment Agreements

As of December 31, 2005, the Company has employment agreements with certain executive employees, which expire through October 2009. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2005 (in thousands):

2006	$1,275
2007	1,183
2008	725
2009	605

$3,788

Loans

In connection with the November 22, 1999 going private transaction, the Predecessor entered into a promissory note in favor of one of its executives, due October 1, 2009, in a principal amount of $650,000, with interest payable at the rate of 8% per year. Concurrently, the executive entered into a promissory note in favor of a subsidiary of the Predecessor, due October 1, 2009, in a principal amount of $650,000, with interest payable at the rate of 8% per year. Neither of these notes has been materially modified since the inception date. These notes were not contributed to the Company as a part of the formation and structuring transactions.

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

Litigation

During 2003, a suit against the Predecessor was filed by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of the Company’s formerly owned hotels. The Company has liability insurance to cover this claim subject to certain insurance deductibles. The litigation has commenced and the Company and the insurance company’s lawyers have not been able to assess the exposure, if any, to the Company associated with this litigation.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such additional matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

Collective Bargaining Agreements

The Company is subject to collective bargaining agreements at certain hotels operated by the Management Company. At December 31, 2005, the percentage of Management Company employees covered by such collective bargaining agreements represents approximately 16% of the total number of employees.

Defined Benefit Retirement Plan Obligation

In connection with the formation and structuring transactions, the Predecessor Companies sold their property management company, Sunstone Hotel Properties, Inc. (“SHP”) to Interstate Hotels and Resorts, Inc. (“IHR”). IHR assumed certain liabilities of SHP including the defined benefit retirement plan. In accordance with the management agreement with IHR, the Company is still responsible for the costs of the defined benefit retirement plan.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2005 are as follows (in thousands):

2006	$281
2007	288
2008	296
2009	325
2010	327
Thereafter	1,924

$3,441

401(k) Savings and Retirement Plan

Beginning in 2005, the Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing six months of service. Up to three percent of eligible employee earnings are matched by the Company. Matching contributions made by the Company for the year ended December 31, 2005 were $132,000.

The Company is also responsible for the Management Company’s 401(k) Plan, and matches up to three percent of the Management Company’s employee contributions at 50 percent. Employees are eligible to participate in the Management Company’s 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Matching contributions made by the Company for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, and by the Predecessor for the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003 totaled $568,000, $85,000, $495,000, and $567,000, respectively.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005 and 2004, the Company had $27.4 million and $34.8 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. There have been no draws made through December 31, 2005.

15. Transactions With Affiliates

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

On May 22, 2002, the Predecessor entered into a management agreement with an affiliate to provide management services for the hotel property located in Nashville, Tennessee owned by Westbrook Real Estate Partners, L.L.C. (“Westbrook”). Two of the Company’s former board members are managing principals of Westbrook. The agreement was to expire on May 22, 2007 and included successive one-year renewal options. Pursuant to the agreement, the Predecessor was to receive from Westbrook a base management fee of 4.0% of gross operating revenues, as defined. This agreement was terminated in February 2004 following the sale of the hotel.

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

For the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003, aggregate management fees and asset management fees earned from affiliates totaled $4,000, $330,000, and $245,000, respectively. The Company did not earn any management fees for the year ended December 31, 2005.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Asset Management Fees

Following the Company’s initial public offering, the Company entered into asset management agreements to supervise outstanding capital expenditure projects for four hotel properties owned by affiliates.

Accounting Fee

Prior to the Company’s IPO, the Company received an accounting fee from certain affiliates equal to $10 per available room per month. Aggregate accounting fees earned from affiliates totaled $40,000 for the period January 1, 2004, through October 25, 2004. No accounting fees were earned by the Company during 2005, during the period October 26, 2004 through December 31, 2004, or during 2003.

Acquisition Fees

During the period January 1, 2004 through October 1, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Predecessor received aggregate acquisition fees in the amount of $318,000, in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. No acquisition fees were earned in 2005, during the period October 26, 2004 through December 31, 2004 or 2003.

Disposition Fees

During the year ended December 31, 2003, in connection with the successful disposition of a hotel property by certain affiliated companies, the Predecessor received a disposition fee in the amount of $460,000, in exchange for rendering services in connection with such disposition. Such disposition fees were recognized as revenue and were included in management and other fees from affiliates. No disposition fees were earned in 2005 or 2004.

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2005 and 2004, amounts owed to the Company by its affiliates amounted to $2.0 million and $147,000, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $393,000, $4,000, $743,000 and $482,000, respectively for the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, the period January 1, 2004 through October 25, 2004, and the year ended December 31, 2003.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results (Unaudited)

The combined and consolidated quarterly results for the years ended December 31, 2005 and 2004, of the Company and the Predecessor are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2005	$114,882	$130,334	$179,933	$225,919
2004	111,340	121,855	130,245	121,031
Operating income
2005	12,577	20,348	22,573	30,991
2004	5,344	16,320	19,128	1,866
Net income (loss)
2005	1,797	8,532	7,885	11,991
2004	(25,345)	3,855	4,520	(19,130)
Earnings (loss) per share—basic and diluted
2005	$0.04	$0.17	$0.09	$0.16
2004	N/A	N/A	N/A	$(0.54)

Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

Contract Interpretation Issue

During the fourth quarter of 2005, the Company favorably resolved its contract interpretation issue with a customer who operates under a contract with the United States government, and fully reversed $2.1 million in bad debt reserve which had been recorded by the Company in the second quarter of 2005.

17. Subsequent Events

On January 10, 2006, the Company acquired the 284-room San Diego Marriott Del Mar located in San Diego, California for $69.0 million and named Marriott International as manager. In conjunction with this acquisition, the Company obtained $48.0 million in debt to finance a portion of the purchase price. The loan will mature in 2016.

On January 26, 2006, the Company entered into an agreement to acquire the Hilton Times Square Hotel located in New York, New York for approximately $242.5 million. The hotel is currently managed by Hilton Hotels. The acquisition, which is expected to close during the first quarter 2006, remains subject to certain closing conditions. The Company will finance the acquisition primarily through the assumption of $81.0 million of debt due in 2010 with a rate of 5.9% per annum and with approximately $158.0 million it received following the closing on February 1, 2006 of its follow-on public offering of 5,500,000 newly issued primary shares. These shares of common stock were issued at a price of $28.76 per share.

In January 2006, the Company entered into a purchase and sale agreement with an unrelated third party to sell the Hollywood Holiday Inn located in Los Angeles, California for approximately $26.0 million. The sale is expected to close in the first quarter of 2006.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(In Thousands)

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2005		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
			Land	Bldg. and Impr	Land		Bldg. and Impr.		Land	Bldg. and Impr.
Crowne Plaza—Grand Rapids	$13,703		$1,488	$15,698	$—		$1,536		$1,488	$17,234	$18,722	$1,846	N/A	2002	5-35
Courtyard by Marriott—Fresno			950	4,834	(246	)*	491		704	5,325	6,029	1,132	N/A	1999	5-35
Courtyard by Marriott—Los Angeles			—	8,446	—		8,094		—	16,540	16,540	3,547	N/A	1999	5-35
Courtyard by Marriott—Lynnwood			1,900	8,864	—		336		1,900	9,200	11,100	2,038	N/A	1999	5-35
Courtyard by Marriott—Oxnard	(a	)	1,637	8,041	—		2,693		1,637	10,734	12,371	1,930	N/A	1999	5-35
Courtyard by Marriott—Riverside	(a	)	395	8,483	—		1,192		395	9,675	10,070	1,952	N/A	1999	5-35
Courtyard by Marriott—San Diego	(a	)	1,569	15,336	—		3,269		1,569	18,605	20,174	3,664	N/A	1999	5-35
Courtyard by Marriott—Santa Fe			2,296	10,412	—		957		2,296	11,369	13,665	2,453	N/A	1999	5-35
Doubletree—Minneapolis	(b	)	1,150	9,953	—		2,647		1,150	12,600	13,750	1,315	N/A	2002	5-35
Embassy Suites Hotel—Chicago	37,021		79	46,886	6,348		6,388		6,427	53,274	59,701	5,576	N/A	2002	5-35
Fairmont—Newport Beach			—	65,759	—		25		—	65,784	65,784	1,135	N/A	2005	5-35
Hawthorn Suites—Kent			1,744	10,142	—		509		1,744	10,651	12,395	2,323	N/A	1999	5-35
Hawthorn Suites—Sacramento	(a	)	3,517	19,023	—		612		3,517	19,635	23,152	4,322	N/A	1999	5-35
Hilton—Del Mar	(b	)	4,106	22,353	—		4,163		4,106	26,516	30,622	2,822	N/A	2002	5-35
Hilton—Huntington	(a	)	6,730	41,198	—		3,614		6,730	44,812	51,542	4,879	N/A	2002	5-35
Hilton Garden Inn—Lake Oswego	(c	)	2,534	9,400	—		203		2,534	9,603	12,137	1,867	N/A	2000	5-35
Holiday Inn—Boise	(c	)	2,120	10,314	—		1,544		2,120	11,858	13,978	2,028	N/A	2000	5-35
Holiday Inn—Craig			277	5,136	—		1,104		277	6,240	6,517	1,379	N/A	1999	5-35
Holiday Inn—Price			476	6,744	—		254		476	6,998	7,474	1,510	N/A	1999	5-35
Holiday Inn—Renton			2,120	16,593	—		(10,455	)*	2,120	6,138	8,258	2,600	N/A	1999	5-35
Holiday Inn—Rochester			1,100	7,502	—		(2,201	)*	1,100	5,301	6,401	1,410	N/A	1999	5-35
Holiday Inn—San Diego (Harbor View)	(a	)	875	15,648	—		7,320		875	22,968	23,843	4,991	N/A	1999	5-35
Holiday Inn—San Diego (Mission Valley)			—	11,206	—		777		—	11,983	11,983	2,519	N/A	1999	5-35
Holiday Inn Express—San Diego (Old Town)	(a	)	2,070	10,005	—		696		2,070	10,701	12,771	2,292	N/A	1999	5-35
Hyatt—Atlanta	(c	)	2,700	15,359	—		(4,111	)*	2,700	11,248	13,948	2,867	N/A	2000	5-35
Hyatt Regency—Century Plaza	175,000		174,155	110,249	—		55		174,155	110,304	284,459	962	N/A	2005	5-35
Hyatt Regency—Newport Beach	(c	)	—	30,549	—		7,090		—	37,639	37,639	3,729	N/A	2002	5-35
Kahler Hotel—Rochester	(b	)	3,411	45,349	—		5,441		3,411	50,790	54,201	10,451	N/A	1999	5-35
Kahler Inn & Suites—Rochester	(a	)	1,666	21,582	(173)		666		1,493	22,248	23,741	4,854	N/A	1999	5-35
Marriott—Houston	(b	)	4,167	19,155	—		1,529		4,167	20,684	24,851	2,183	N/A	2002	5-35
Marriott—Napa Valley	(c	)	5,845	21,975	3,000		24,842		8,845	46,817	55,662	8,571	N/A	1999	5-35
Marriott—Ontario	(b	)	5,057	18,481	—		3,149		5,057	21,630	26,687	2,147	N/A	2003	5-35
Marriott—Ogden			1,482	14,416	—		641		1,482	15,057	16,539	3,268	N/A	1999	5-35

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition			Gross Amount at December 31, 2005		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
			Land	Bldg. and Impr.	Land	Bldg. and Impr		Land	Bldg. and Impr.
Marriott—Park City	(b	)	2,260	17,778	—	1,633		2,260	19,411	21,671	4,278	N/A	1999	5-35
Marriott—Philadelphia	(b	)	3,297	29,710	—	3,663		3,297	33,373	36,670	3,435	N/A	2002	5-35
Marriott—Portland	(c	)	5,341	20,705	—	876		5,341	21,581	26,922	4,162	N/A	2000	5-35
Marriott—Provo	(a	)	1,117	18,676	—	970		1,117	19,646	20,763	4,195	N/A	1999	5-35
Marriott—Pueblo			—	10,396	—	183		—	10,579	10,579	2,324	N/A	1999	5-35
Marriott—Riverside	(c	)	2,145	8,689	—	6,081		2,145	14,770	16,915	2,113	N/A	2000	5-35
Marriott—Rochester	(a	)	1,851	39,714	—	2,531		1,851	42,245	44,096	9,217	N/A	1999	5-35
Marriott—Salt Lake City	(a	)	—	19,918	—	569		—	20,487	20,487	4,475	N/A	1999	5-35
Marriott—Troy	(b	)	2,701	45,814	—	3,449		2,701	49,263	51,964	5,308	N/A	2002	5-35
Marriott—Tyson’s Corner	(b	)	3,897	43,528	—	4,749		3,897	48,277	52,174	5,176	N/A	2002	5-35
Crowne Plaza—Englewood			—	7,347	—	3,350		—	10,697	10,697	968	N/A	2002	5-35
Crowne Plaza—Williamsburg			2,768	10,250	(581)	3,049		2,187	13,299	15,486	1,303	N/A	2002	5-35
Renaissance Concourse	(a	)	—	32,717	—	6		—	32,723	32,723	624	N/A	2005	5-35
Renaissance Harborplace	110,000		25,085	102,694	—	88		25,085	102,782	127,867	1,961	N/A	2005	5-35
Renaissance Long Beach	35,000		10,437	37,373	—	501		10,437	37,874	48,311	714	N/A	2005	5-35
Renaissance Orlando Resort at Sea World	75,000		—	119,686	—	15		—	119,701	119,701	2,281	N/A	2005	5-35
Renaissance Washington D.C.	53,370		14,563	132,790	—	171		14,563	132,961	147,524	2,273	N/A	2005	5-35
Renaissance Westchester	30,000		12,874	32,487	—	17		12,874	32,504	45,378	621	N/A	2005	5-35
Residence Inn—Manhattan Beach	(a	)	7,990	8,024	—	967		7,990	8,991	16,981	714	N/A	2003	5-35
Residence Inn—Oxnard	(a	)	2,894	19,386	—	2,560		2,894	21,946	24,840	4,398	N/A	1999	5-35
Residence Inn—Rochester			225	9,652	173	895		398	10,547	10,945	560	2004	NA	5-35
Residence Inn—Sacramento	(a	)	2,020	13,050	—	1,408		2,020	14,458	16,478	2,949	N/A	1999	5-35
Sheraton—Cerritos	9,081		—	24,737	—	13		—	24,750	24,750	387	N/A	2005	5-35
Sheraton—Salt Lake City	(a	)	5,629	30,964	—	(5,129	)*	5,629	25,835	31,464	5,629	N/A	1999	5-35
Valley River Inn—Eugene	(b	)	1,806	14,113	—	907		1,806	15,020	16,826	1,629	N/A	2002	5-35
Wyndham—Houston	35,973		6,184	35,628	—	2,109		6,184	37,737	43,921	4,102	N/A	2002	5-35

Total properties	574,148		352,700	1,570,917	8,521	110,701		361,221	1,681,618	2,042,839	176,358
Held for sale properties			2,880	6,554	—	402		2,880	6,956	9,836	1,319

Total	$574,148		$355,580	$1,577,471	$8,521	$111,103		$364,101	$1,688,574	$2,052,675	$177,677

Investments in Other Real Estate
TCS—Rochester	$6,029		$1,600	$4,400	$—	$62		$1,600	$4,462	$6,062	$977	N/A	1999	5-35
Land held for future development or sale	—		4,500	—	(4,044)	—		456	—	456	—	N/A	1999	5-35

	$6,029		$6,100	$4,400	$(4,044)	$62		$2,056	$4,462	$6,518	$977

		Hotel Properties			Other Real Estate Investments
		2005	2004	2003	2005	2004	2003
(1)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$1,157,110	$1,213,918	$1,276,144	$6,286	$6,278	$6,278
	Additions during year:
	Acquisitions	895,608	6,348	39,699	—	—	—
	Improvements	28,252	47,976	18,871	232	8	—
	Impairment loss	—	(24,393)	(26,295)	—	—	—
	Disposals during the year	(28,295)	(62,326)	(94,353)	—	—	—
	Held for sale properties	(9,836)	—	—	—	—	—
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	—	(24,413)	—	—	—	—
	Eliminate acquisition fees	—	—	(148)	—	—	—

	Balance at the end of the year	$2,042,839	$1,157,110	$1,213,918	$6,518	$6,286	$6,278

(2)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$134,159	$111,000	$76,014	$824	$662	$500
	Depreciation for the year	47,993	37,154	36,945	153	162	162
	Retirement	(4,475)	(11,345)	(1,959)	—	—	—
	Held for sale properties	(1,319)	—	—	—	—	—
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	—	(2,650)	—	—	—	—

	Balance at the end of the year	$176,358	$134,159	$111,000	$977	$824	$662

(a)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2005 of $250,000,000.
(b)	Property is pledged as collateral by the note payable secured by deed of trust dated April 29, 2005 with a current balance at December 31, 2005 of $276,000,000.
(c)	Property is pledged as collateral by the revolving credit facility secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2005 of $0.