Form 10-Q
period 2006-03-31
Sunstone Hotel Investors, Inc.
filed 2006-05-04
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

57,932,915 shares, of Common Stock, $0.01 par value, as of May 1, 2006

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,938	$17,538
Restricted cash	56,694	54,305
Accounts receivable, net	51,197	42,879
Due from affiliates	2,024	1,994
Inventories	2,841	2,814
Prepaid expenses	6,482	4,187
Current assets of discontinued operations	—	359

Total current assets	139,176	124,076
Investment in hotel properties, net	2,396,874	2,054,001
Investment in hotel properties held for sale, net	—	9,111
Other real estate, net	13,295	7,545
Deferred financing costs, net	8,482	8,299
Goodwill	27,169	27,169
Other assets, net	8,755	18,780
Other assets of discontinued operations, net	—	208

Total assets	$2,593,751	$2,249,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,046	$22,293
Accrued payroll and employee benefits	7,742	8,960
Due to Management Company	20,084	19,404
Dividends payable	21,553	19,831
Other current liabilities	33,637	29,414
Current portion of notes payable	3,309	4,387
Current liabilities of discontinued operations	—	302

Total current liabilities	118,371	104,591
Notes payable, less current portion	1,352,742	1,176,791
Other liabilities	8,478	8,782

Total liabilities	1,479,591	1,290,164
Commitments and contingencies (Note 12)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares issued and outstanding at March 31, 2006 and December 31, 2005, liquidation preference of $24.375 per share	99,146	99,096
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 4,850,000 issued and outstanding at March 31, 2006 and December 31, 2005, stated at liquidation preference of $25.00 per share	121,250	121,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,691,546 shares issued and outstanding at March 31, 2006 and 52,190,649 shares issued and outstanding at December 31, 2005	577	522
Additional paid in capital	957,208	798,400
Retained earnings	30,133	12,308
Cumulative dividends	(94,154)	(72,551)

Total stockholders’ equity	1,015,014	859,929

Total liabilities and stockholders’ equity	$2,593,751	$2,249,189

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
REVENUES
Room	$136,636	$78,309
Food and beverage	58,147	25,613
Other operating	17,444	10,960

Total revenues	212,227	114,882

OPERATING EXPENSES
Room	31,090	17,449
Food and beverage	40,345	18,173
Other operating	10,035	7,133
Advertising and promotion	12,706	7,492
Repairs and maintenance	9,018	5,115
Utilities	8,792	4,967
Franchise costs	7,327	5,970
Property tax, ground lease, and insurance	11,919	6,305
Property general and administrative	25,346	12,269
Corporate overhead	5,877	3,507
Depreciation and amortization	22,974	13,925

Total operating expenses	185,429	102,305

Operating income	26,798	12,577
Interest and other income	1,098	306
Interest expense	(26,823)	(12,055)

Income before minority interest and discontinued operations	1,073	828
Minority interest	—	(151)

Income from continuing operations	1,073	677
Income from discontinued operations	16,752	1,120

NET INCOME	17,825	1,797
Preferred stock dividends and accretion	(4,087)	(388)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,738	$1,409

Basic per share amounts:
Income (loss) from continuing operations available to common stockholders	$(0.05)	$0.01
Income from discontinued operations	0.30	0.03

Basic income available to common stockholders per common share	$0.25	$0.04

Diluted per share amounts:
Income (loss) from continuing operations available to common stockholders	$(0.05)	$0.01
Income from discontinued operations	0.30	0.03

Diluted income available to common stockholders per common share	$0.25	$0.04

Weighted average common shares outstanding:
Basic	55,797	34,519

Diluted	55,797	34,817

Dividends paid per common share	$0.300	$0.285

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005 (audited)	4,850,000	$121,250	52,190,649	$522	$798,400	$12,308	$(72,551)	$859,929
Net proceeds from sale of common stock			5,500,000	55	158,002			158,057
Vesting of restricted common stock			897		806			806
Common dividends declared and payable at $0.30 per share							(17,516)	(17,516)
Series A preferred dividends declared and payable at $0.50 per share							(2,425)	(2,425)
Series C preferred dividends declared and payable at $0.393 per share							(1,612)	(1,612)
Accretion of discount on Series C preferred stock							(50)	(50)
Net income						17,825		17,825

Balance at March 31, 2006 (unaudited)	4,850,000	$121,250	57,691,546	$577	$957,208	$30,133	$(94,154)	$1,015,014

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,825	$1,797
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	211	(1,054)
Minority interest	—	151
Gain on sale of hotel properties	(16,653)	—
Loss on early extinguishment of debt	7,376	—
Depreciation	22,953	14,333
Amortization of deferred franchise fees	21	21
Amortization of deferred financing costs	943	1,123
Amortization of loan premiums	(304)	—
Amortization of deferred stock compensation	806	531
Gain on interest rate cap agreements	(1)	(1)
Changes in operating assets and liabilities:
Restricted cash	(2,389)	4,545
Accounts receivable	(8,270)	3,288
Due from affiliates	(30)	26
Inventories	(12)	128
Prepaid expenses and other assets	1,029	(2,071)
Accounts payable and other liabilities	5,765	(6,430)
Accrued payroll and employee benefits	(1,218)	(2,208)
Due to Management Company	575	1,354
Discontinued operations	77	706

Net cash provided by operating activities	28,704	16,239

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	25,793	—
Acquisitions of hotel properties	(242,253)	—
Additions to hotel properties and other real estate	(33,632)	(13,705)

Net cash used in investing activities	(250,092)	(13,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offerings	—	121,250
Payment of preferred securities offering costs	—	(3,799)
Proceeds from common stock offerings	158,400	—
Payment of common stock offerings costs	(343)	—
Proceeds from notes payable	167,542	223
Payments on notes payable	(81,045)	(44,991)
Payments of deferred financing costs	(935)	(269)
Dividends and distributions paid	(19,831)	(11,016)

Net cash provided by financing activities	223,788	61,398

Net increase in cash and cash equivalents	2,400	63,932
Cash and cash equivalents, beginning of period	17,538	5,966

Cash and cash equivalents, end of period	$19,938	$69,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$25,682	$10,601

NONCASH FINANCING ACTIVITY
Dividends and distributions payable	$21,553	$11,412

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”), through its 100.0% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in owning, acquiring, selling, and renovating hotel properties. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and March 31, 2005, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (the “Management Company”), the manager of 47 of the Company’s properties as of March 31, 2006, as well as two of the Company’s other managers, Hyatt Corporation and Fairmont Hotels & Resorts, which manage a combined total of four of the Company’s properties as of March 31, 2006, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of ten of the Company’s properties as of March 31, 2006, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s results of operations for the Marriott managed hotels include results from January 1 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 31 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at March 31, 2006 and December 31, 2005 includes an allowance for doubtful accounts of $0.7 million and $0.8 million, respectively.

At both March 31, 2006 and December 31, 2005, the Company had approximately $4.6 million in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $0.1 million at both March 31, 2006 and December 31, 2005.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.9 million and $1.1 million for the three months ended March 31, 2006 and 2005.

Minority Interest

Prior to November 2005, minority interests of the Company represented the limited partnership interests in the Operating Partnership. The carrying value of the minority interest increased by the minority interests’ share of earnings and decreased by cash distributions and the purchase of limited partnership interests. In November 2005, the membership units held by the minority interest owners were converted to shares of common stock, and were subsequently sold in a public offering eliminating the minority interests of the Company. As such, the Company beneficially owns all of the membership interests in the Operating Partnership.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Numerator:
Net income	$17,825	$1,797
Less preferred dividends and accretion	(4,087)	(388)

Numerator for basic and diluted earnings available to common stockholders	$13,738	$1,409

Denominator:
Weighted average basic common shares outstanding	55,797	34,519
Unvested restricted stock awards	—	298

Weighted average diluted common shares outstanding	55,797	34,817

Basic earnings available to common stockholders per common share	$0.25	$0.04

Diluted earnings available to common stockholders per common share	$0.25	$0.04

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for the three months ended March 31, 2006 as their effect would have been anti-dilutive. Unvested restricted stock has not been included in the above calculation for the three months ended March 31, 2006 as its effect would have been anti-dilutive to net loss from continuing operations available to common stockholders.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform with the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Land	$366,346	$361,222
Buildings and improvements	1,989,846	1,681,617
Fixtures, furniture and equipment	257,999	236,296
Franchise fees	1,399	1,399
Construction in process	56,178	25,786

	2,671,768	2,306,320
Accumulated depreciation and amortization	(274,894)	(252,319)

	$2,396,874	$2,054,001

On January 10, 2006, the Company purchased the 284-room Marriott Del Mar located in San Diego, California for $69.1 million and named Marriott as manager. This hotel’s results of operations from the acquisition date of January 10, 2006 through Marriott’s first quarter ended March 24, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

On March 17, 2006, the Company purchased the 444-room Hilton Times Square located in New York City for $241.3 million and named Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc., as manager. In addition, concurrently with the acquisition, the Company exercised its option and made an additional $15.0 million payment to convert the property to a franchise. This hotel’s results of operations from the acquisition date of March 17, 2006 through the first quarter ended March 31, 2006 have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary allocated purchase price.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold one hotel during the three months ended March 31, 2006, for net proceeds of $25.5 million and a net gain on sale of $16.4 million, another hotel during the fourth quarter of 2005, and an additional two hotels during the second quarter of 2005. These four hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three months ended March 31, 2006 and 2005, related to hotel properties held for sale (in thousands):

	March 31, 2006	March 31, 2005
Operating revenues	$1,140	$5,553
Operating expenses	(812)	(3,674)
Interest expense	(229)	(330)
Depreciation and amortization expense	—	(429)
Gain on sale of hotels	16,653	—

Income from discontinued operations	$16,752	$1,120

The following sets forth the assets and liabilities related to the discontinued operations at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Total current assets	$—	$359
Hotel properties held for sale, net	—	9,111
Deferred financing costs, net	—	190
Other assets, net	—	18

Total assets of discontinued operations	$—	$9,678

LIABILITIES
Due to Management Company	$—	$105
Total current liabilities	—	197

Total liabilities of discontinued operations	$—	$302

5. Other Real Estate

Other real estate consists of the following (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Office building and laundry facilities:
Land	$3,824	$1,600
Buildings and improvements	6,813	4,462
Fixtures, furniture and equipment	3,836	3,796
Construction in process	1,488	214

	15,961	10,072
Accumulated depreciation	(3,156)	(2,983)

	12,805	7,089
Land held for future development or sale	490	456

	$13,295	$7,545

During the first quarter of 2006, the Company purchased land and an office building adjacent to one of its hotels in Troy, Michigan for $4.4 million.

6. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Corporate property and equipment, net	$1,730	$1,726
Pre-acquisition costs	416	7,865
Other receivables	3,718	6,469
Other	2,891	2,720

	$8,755	$18,780

During the first quarter of 2006, the Company received payment in full for its $4.7 million note receivable generated from its 2004 sale of the San Marcos Resort & Conference Center in Chandler, Arizona. This note was previously written down to market value, resulting in a loss of $350,000 recognized during the fourth quarter of 2004. Upon full payment of this note in the first quarter of 2006, this loss was reversed, and a $92,000 payment was made by the Company for the termination of the management agreement at the hotel, resulting in additional net proceeds and gain of $258,000 recognized on the sale by the Company.

7. Derivative Financial Instruments

At March 31, 2006 and December 31, 2005, the Company held interest rate cap agreements to manage its exposure to interest rate risks related to its floating rate debt. The fair values of the derivatives are recorded as interest rate cap agreement assets, and are included in deferred financing costs, net on the consolidated balance sheets as of March 31, 2006 and December 31, 2005. None of the Company’s derivatives held as of March 31, 2006 and December 31, 2005 qualify for effective hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair value of the Company’s derivatives for the three months ended March 31, 2006 and March 31, 2005 resulted in a net gain of $1,000 during both periods. The changes in fair value have been reflected as a decrease in interest expense for the three months ended March 31, 2006 and 2005.

The following table summarizes the interest rate cap agreements (dollars in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Notional amount of variable rate debt	$6,300	$285,354
Fair value of interest rate caps	$4	$3
LIBOR rate at which expense is capped	4.50%	4.50% -7.19%
Maturity dates	May 2006	January 2006 – May 2006

8. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 39 hotel properties and one laundry facility.	$1,271,051	$1,106,178
Unsecured term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008, but was repaid in full in April 2006.	75,000	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on seven hotel properties. Total available under the revolving credit facility was $112.7 million at March 31, 2006. The revolving credit facility matures in October 2007 and has a one year extension.

	10,000	—

	1,356,051	1,181,178
Less: current portion	(3,309)	(4,387)

	$1,352,742	$1,176,791

In January 2006, the Company obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69% in connection with the acquisition of the Marriott Del Mar, San Diego, California.

In February 2006, the Company refinanced two of its hotel properties. As such, the Company replaced a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%. Additionally, the Company replaced a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In connection with these transactions, the Company recorded a one-time charge of $7.4 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

In March 2006, the Company assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and an interest rate of 5.92% in connection with the acquisition of the Hilton Times Square.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Continuing operations:
Interest expense	$18,695	$10,963
Deferred financing fees	753	1,093
Gain on interest rate cap	(1)	(1)
Loss on early extinguishment of debt	7,376	—

	$26,823	$12,055

Discontinued operations:
Interest expense	$39	$300
Deferred financing fees	190	30

	$229	$330

9. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share, convertible on a one-for-one basis, to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common tock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s common dividend increase beyond $1.34 per share per annum. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At March 31, 2006 and December 31, 2005, the Series C preferred stock carrying value consisted of the following (in thousands):

	2006	2005
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	146	96

	$99,146	$99,096

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

Common Stock

On February 2, 2006, the Company completed a follow-on offering of 5,500,000 shares of common stock at a price per share of $28.80 (before underwriting discounts and offering costs), generating gross proceeds of $158.4 million. The proceeds to the Company, net of offering costs, were $158.1 million and were used for acquisitions.

11. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the three months ended March 31, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $807,000 and $531,000, respectively.

12. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended March 31, 2006 and 2005 totaled $7.4 million and $6.4 million, respectively. Of the total franchise costs, franchise royalties totaled $3.8 million and $3.4 million, respectively, for the three months ended March 31, 2006 and 2005. The remaining franchise costs include advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $0.1 million and $0.4 million, respectively, for the three months ended March 31, 2006 and 2005.

Renovation and Construction Commitments

At March 31, 2006 and December 31, 2005, the Company had various contracts outstanding with third parties in connection with the renovation of certain of the hotel properties. The remaining commitments under these contracts at March 31, 2006 and December 31, 2005 totaled $33.9 million and $28.2 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2006 and 2005 totaled $1.9 million and $0.7 million, respectively and was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended March 31, 2006 and 2005 totaled $116,000 and $96,000 and was included in general and administrative expenses in the accompanying statements of operations.

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

At March 31, 2006 and December 31, 2005, the Company had $27.3 million and $27.4 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2006.

13. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both March 31, 2006 and December 31, 2005, amounts owed to the Company by its affiliates amounted to $2.0 million and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $42,000 and $218,000, respectively for the three months ended March 31, 2006 and 2005.

14. Subsequent Events

In April 2006, the Company sold 2.2 million shares of 8.0% Series A Cumulative Redeemable Preferred Stock with a liquidation value of $25.00 per share for gross proceeds of approximately $54.5 million.

In April 2006, the Company repaid in full the $75.0 million unsecured subordinated term loan with the proceeds from the Series A Cumulative Redeemable Preferred Stock offering and cash on hand from the refinancing discussed below.

In April 2006, the Company refinanced one existing mortgage loan that would have matured in 2008. The Company incurred a prepayment penalty of approximately $3.0 million to defease the prior mortgage. The old loan had a principal balance of $52.9 million, a fixed interest rate of 7.5% and a maturity date of 2008. The new loan is for $135.0 million, has a fixed interest rate of 5.95% and matures in 2021.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2006, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of the Management Company;

•	the ground or air leases for thirteen of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures and the impact of renovations on hotel operations; and

•	other events beyond our control.

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

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis are from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings; and,

•	Other operating revenue, which consists of ancillary hotel revenue such as performance guarantees, telephone, transportation, parking, spa, entertainment and other guest services and is primarily driven by occupancy. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.;

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate overhead expense, which consists of our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

We continually seek to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much we or the Management Company and our other operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance, principal and interest payments on our debt, and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2005 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006
Hyatt Century Plaza, Los Angeles, California	728	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington, D.C.	807	June 23, 2005	(2)

(1)	Acquired 85% ownership interest.

(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.

The aggregate cost for the two hotels acquired during our first quarter of 2006 totaled approximately $325.4 million, or $447,000 per room.

Sale of hotels. The following table sets forth the hotels that we have sold since the beginning of 2005 and indicates their room count and sale date:

Hotel	Rooms	Sale Date
Holiday Inn, Hollywood, California	160	March 15, 2006
Holiday Inn, Provo, Utah	78	December 23, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005

The aggregate net sale proceeds for the one hotel disposed of during our first quarter of 2006 were $25.5 million, or $160,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through March 31, 2006 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2005 through March 31, 2006 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2005 through December 31, 2005	January 1, 2006 through March 31, 2006
Portfolio Data—Hotels
Number of hotels—beginning of period	54	60
Add: Acquisitions	9	2
Less: Sales	(3)	(1)

Number of hotels—end of period	60	61

Portfolio Data—Rooms
Number of rooms—beginning of period	13,183	17,333
Add: Acquisitions	4,701	728
Less: Sales	(548)	(160)
Less: Rooms converted to other usage	(3)	—

Number of rooms—end of period	17,333	17,901
Average rooms per hotel—end of period	289	293

Operating Results

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The following table presents our unaudited operating results for the three months ended March 31, 2006 and 2005, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$136,636	$78,309	$58,327	74.5%
Food and beverage	58,147	25,613	32,534	127.0%
Other operating	17,444	10,960	6,484	59.2%

Total revenues	212,227	114,882	97,345	84.7%

OPERATING EXPENSES
Hotel operating	131,232	72,604	58,628	80.8%
Property general and administrative	25,346	12,269	13,077	106.6%
Corporate overhead	5,877	3,507	2,370	67.6%
Depreciation and amortization	22,974	13,925	9,049	65.0%

Total operating expenses	185,429	102,305	83,124	81.3%

Operating income	26,798	12,577	14,221	113.1%
Interest and other income	1,098	306	792	258.8%
Interest expense	(26,823)	(12,055)	(14,768)	(122.5)%

Income before minority interest and discontinued operations	1,073	828	245	29.6%
Minority interest	—	(151)	151	(100.0)%

Income from continuing operations	1,073	677	396	58.5%
Income from discontinued operations	16,752	1,120	15,632	1,395.7%

NET INCOME	17,825	1,797	16,028	891.9%
Preferred stock dividends	(4,087)	(388)	(3,699)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,738	$1,409	$12,329

Operating Statistics
Occupancy(1)	68.8%	68.5%	0.3%	0.0%
Average daily rate(1)	$128.62	$102.40	$26.22	25.6%
RevPAR(1)	$88.49	$70.14	$18.35	26.2%

(1)	Excludes hotels held in discontinued operations, which are described under “—Income (loss) from discontinued operations.”

Room revenue. Room revenue increased $58.3 million, or 74.5%, to $136.6 million for the three months ended March 31, 2006, from $78.3 million for the three months ended March 31, 2005. This increase was primarily due to $50.4 million generated from the eleven hotels we acquired subsequent to March 31, 2005. In addition, organic growth in our existing portfolio base contributed $7.9 million due to increases in both occupancy ($0.2 million) and ADR ($7.7 million).

Food and beverage revenue. Food and beverage revenue increased $32.5 million, or 127.0%, to $58.1 million for the three months ended March 31, 2006 from $25.6 million for the three months ended March 31, 2005. This increase was primarily driven by $30.7 million contributed by the eleven hotels we acquired subsequent to March 31, 2005, as well as $1.8 million generated from increased restaurant revenue at our existing locations during 2006 as compared with 2005.

Other operating revenue. Other operating revenue increased $6.5 million, or 59.2%, to $17.4 million for the three months ended March 31, 2006 from $11.0 million for the three months ended March 31, 2005. The eleven hotels we acquired subsequent to March 31, 2005 contributed $6.2 million to other operating revenue during the first quarter of 2006. In addition, organic growth contributed $0.3 million, primarily due to our electronic purchasing platform, Buy Efficient, L.L.C.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $58.6 million, or 80.8%, to $131.2 million for the three months ended March 31, 2006 from $72.6 million for the same time period in 2005. The eleven hotels we acquired subsequent to March 31, 2005 contributed $55.6 million in hotel operating expense during our first quarter of 2006. In addition, hotel operating expenses in our hotel portfolios as of March 31, 2005 increased $3.0 million during our first quarter of 2006 as compared with the same time period in 2005 primarily as a result of increases in room expense and franchise costs due to increases in occupancy and revenue, and as a result of increases in utility expense due to increases in energy costs.

Property general and administrative expense. Property general and administrative expense increased $13.1 million, or 106.6%, to $25.3 million for the three months ended March 31, 2006 from $12.3 million for the three months ended March 31, 2005. Of the increase, our newly acquired hotels contributed $11.0 million during the first quarter of 2006. The remaining increase was due to $2.1 million in management and accounting fees payable to the Management Company, and other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense increased to $5.9 million during the first quarter of 2006 as compared with $3.5 million during the same time period in 2005, primarily as a result of increases in payroll and related expenses, including deferred stock compensation expense.

Depreciation and amortization expense. Depreciation and amortization increased $9.1 million to $23.0 million for the three months ended March 31, 2006 from $13.9 million for the three months ended March 31, 2005, primarily as a result of the eleven hotels acquired since the end of our first quarter of 2005, which contributed $8.7 million. Our hotels owned as of March 31, 2005 contributed an additional $0.4 million due to increased depreciation on capital expenditures related to renovation projects at several of these hotels.

Interest expense. Interest expense increased $14.7 million to $26.8 million for the three months ended March 31, 2006 from $12.1 million for the three months ended March 31, 2005. This increase was primarily due to greater outstanding loan balances in 2006 as compared with 2005, as we obtained additional loans to finance our acquisitions. As such, we incurred an additional $7.7 million in interest expense during the first quarter of 2006 as compared to the same time period in 2005. In addition, in connection with our refinancing of two hotel properties during the first quarter of 2006, we incurred a one-time charge of $7.4 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the debt being refinanced. The higher interest was partially offset by a decrease in deferred financing fees amortization of $0.3 million in 2006 as compared to 2005.

Our total notes payable, including the current portion, was $1,356.1 million at March 31, 2006 and $667.7 million at March 31, 2005, with a weighted average interest rate per annum of approximately 5.9% at March 31, 2006 and 6.5% at March 31, 2005. At March 31, 2006, 93.7% of the amount outstanding under our notes payable was fixed and 6.3% of the amount outstanding under our notes payable was floating.

Income from discontinued operations. Income from discontinued operations was $16.8 million for the three months ended March 31, 2006, and $1.1 million for the three months ended March 31, 2005. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” two hotels were sold during the second quarter of 2005, one was sold during the fourth quarter of 2005, and one hotel was sold during the first quarter of 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these four hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, long-term notes payable, bank credit facilities, sales of hotel properties, contributions by the Predecessor and proceeds of our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Predecessor, repayment of notes payable and dividends.

Operating activities. Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2006 compared to $16.2 million for the three months ended March 31, 2005. This increase was primarily due to additional cash generated from our newly acquired properties during the three months ended March 31, 2006, partially offset by an increase in restricted cash made in connection with acquisitions that closed in 2006.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $250.1 million in the three months ended March 31, 2006 compared to $13.7 million in the three months ended March 31, 2005. During the three months ended March 31, 2006, we acquired two hotels for $325.4 million, which includes the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total of $242.3 million. In addition, we paid cash of $33.6 million for renovations to our hotels, and we have received net proceeds of $25.8 million from the sale of one hotel combined with the collection of additional proceeds from a hotel we sold in 2004. During the same time period in 2005, we invested $13.7 million of capital expenditures in our hotels.

Financing activities. Net cash provided by financing activities was $223.8 million for the three months ended March 31, 2006 compared to $61.4 million for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2006 consisted primarily of net proceeds from our common stock offerings of $158.1 million and proceeds from notes payable of $167.5 million, partially offset by $73.7 million of principal payments on notes payable and $7.4 million related to the cost associated with the defeasance of debt we refinanced, $19.8 million of dividends and distributions to our shareholders, and $0.9 million in deferred financing costs. Net cash provided by financing activities for the three months ended March 31, 2005 consisted primarily of net proceeds from our preferred securities offerings of $117.5 and proceeds from notes payable of $0.2 million, partially offset by $45.0 million of principal payments on notes payable, $11.0 million of dividends and distributions to our shareholders, and $0.3 million in deferred financing costs.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, debt service and distributions to holders of our common and preferred stock. We also expect our primary sources of cash will continue to come from the operations of our hotels and our working capital. In addition, we have a $150.0 million secured revolving credit facility.

We believe that our capital structure, including our $150.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties for the foreseeable future, and in any event for at least the next twelve months. Our $150.0 million revolving credit facility, of which we have drawn down $10.0 million and of which $27.3 million currently backs outstanding irrevocable letters of credit, leaving $112.7 million available at March 31, 2006, is subject to compliance with applicable loan ratios. We have interest rate protection agreements covering all of our variable rate debt, which accounted for 6.3% of our total outstanding indebtedness at March 31, 2006. In January 2006, we obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69%. In February 2006, we refinanced two of our hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%, and replacing a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In March 2006, we assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and a fixed interest rate of 5.92%. As of March 31, 2006, 93.7% of our outstanding debt is fixed rate. The majority of our mortgage debt is secured by a single asset rather than a cross-collateralized multi-property pool. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

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

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2006 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,356,051	$3,309	$119,441	$112,738	$1,120,563
Interest obligations on notes payable(1)	590,512	79,072	153,161	140,014	218,265
Operating lease obligations	389,283	5,392	11,025	10,612	362,254
Construction commitments	33,856	33,856	—	—	—
Employment obligations	3,469	1,275	1,771	423	—

Total	$2,373,171	$122,904	$285,398	$263,787	$1,701,082

(1)	As of March 31, 2006, 6.3% of our total outstanding indebtedness is variable rate debt. Our interest obligation on this variable rate debt has been calculated using the LIBOR rate as of March 31, 2006.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2006 are expected to be approximately $125.0 million to $140.0 million, of which we paid cash of $33.6 million in the first quarter of 2006. This renovation budget includes $33.9 million of contractual construction commitments and discretionary amounts in excess of our contractual requirements. All of these amounts are expected to be funded out of our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2006, $36.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Derivative Financial Instruments

We use derivative financial instruments, in the form of interest rate caps, to manage our exposure to the interest rate risks related to the following variable rate debt. Following the repayment of some of our floating rate debt with the proceeds from our initial public offering and our subsequent transactions which eliminated substantially all of our floating rate debt, we own interest rate caps having aggregate notional amounts well in excess of our floating rate debt. The fair value of our interest rate caps at March 31, 2006 was approximately $4,000. As of March 31, 2006, our interest rate caps consisted of the following:

As of March 31, 2006 Notional Amount	LIBOR Rate at which Exposure is Capped	Interest Rate Cap Maturity
(in millions)
$6.3	4.50%	5/22/2006

The net settlements, if any, paid or received under these interest rate cap agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We generally use outside consultants to determine the fair values of our derivative instruments. Such methods generally incorporate market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized. For the three months ended March 31, 2006, our mark to market adjustments of these contracts resulted in a net gain of $1,000.

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any off-balance sheet arrangements.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business as indicated in the table below. Revenue for hotels in tourist areas generally is substantially greater during tourist season (i.e., second and third quarter) than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns (such as SARS and bird flu), airline strikes, economic factors and other considerations affecting travel. Our revenues by quarter during 2005 and 2006 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2005	$114,882	$130,334	$179,933	$225,919
2006	$212,227

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

•	Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

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

New Accounting Standards and Accounting Changes

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“APB 29”). FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). We adopted this standard for nonmonetary asset exchanges in 2006. The adoption of FAS 153 did not have an impact on our consolidated financial statements.

On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We adopted this standard for accounting changes in interim financial statements in 2006. The adoption of FAS 154 did not have an impact on our financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As described in “—Derivative Financial Instruments” above, we use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2006, our total outstanding debt was approximately $1,356.1 million, of which approximately $85.0 million, or 6.3%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $850,000 annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $850,000 annually.

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

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation of the effectiveness of disclosure controls and procedures, Sunstone Hotels Investors, Inc.’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments during the three months ended March 31, 2006 to the suit against our predecessor companies which was filed by a hotel guest who became ill and alleged the illness resulted from exposure to a Legionella bacteria during a stay at one of our formerly owned hotels as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Legal Proceedings.”

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the SEC on February 15, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.3	Form of Articles Supplementary for Series B Preferred Stock (incorporated by reference to Exhibit 3.4 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K (File No. 001-32319) filed by the Company).

3.5	Articles Supplementary increasing the authorized number of shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

10.1	Management Agreement Letter Amendment dated as of January 1. 2006.

10.2	Limited Waiver and Amendment dated as of March 3, 3006 to Term Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.3	Limited Waiver and Amendment dated as of March 3, 2006 to Revolving Credit Agreement, dated as of October 26, 2004, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named herein, the Initial Lenders, Initial Issuing Bank and Swing Line Bank named herein, Citicorp North America, Inc., as Administrative Agent and as a Collateral Agent, Calyon New York Branch and Deutsche Bank Securities Inc., as Co-Documentation Agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Running Manager.

10.4	Employment Letter Agreement dated January 10, 2006 between Sunstone Hotel Investors, Inc. and Andrew W. Gross.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 3, 2006	By:	/s/ JON D. KLINE
Jon D. Kline (Principal Financial Officer and Duly Authorized Officer)