Form 10-Q
period 2006-06-30
Sunstone Hotel Investors, Inc.
filed 2006-08-02
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

58,016,015 shares, of Common Stock, $0.01 par value, as of July 26, 2006

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,665	$17,538
Restricted cash	63,519	54,305
Accounts receivable, net	51,229	42,879
Due from affiliates	1,611	1,994
Inventories	3,183	2,814
Prepaid expenses	5,194	4,187
Current assets of discontinued operations	—	359

Total current assets	140,401	124,076
Investment in hotel properties, net	2,598,307	2,054,001
Investment in hotel properties held for sale, net	—	9,111
Other real estate, net	14,252	7,545
Deferred financing costs, net	8,690	8,299
Goodwill	27,169	27,169
Other assets, net	6,200	18,780
Other assets of discontinued operations, net	—	208

Total assets	$2,795,019	$2,249,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,382	$22,293
Accrued payroll and employee benefits	10,832	8,960
Due to Management Company	19,267	19,404
Dividends payable	22,672	19,831
Other current liabilities	35,901	29,414
Current portion of notes payable	2,161	4,387
Current liabilities of discontinued operations	—	302

Total current liabilities	118,215	104,591
Notes payable, less current portion	1,501,625	1,176,791
Other liabilities	6,321	8,782

Total liabilities	1,626,161	1,290,164
Commitments and contingencies (Note 11)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005, liquidation preference of $24.375 per share	99,196	99,096
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 issued and outstanding at June 30, 2006 and 4,850,000 issued and outstanding at December 31, 2005, stated at liquidation preference of $25.00 per share	176,250	121,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,707,766 shares issued and outstanding at June 30, 2006 and 52,190,649 shares issued and outstanding at December 31, 2005	577	522
Additional paid in capital	957,526	798,400
Retained earnings	52,185	12,308
Cumulative dividends	(116,876)	(72,551)

Total stockholders’ equity	1,069,662	859,929

Total liabilities and stockholders’ equity	$2,795,019	$2,249,189

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
REVENUES
Room	$167,210	$91,093	$303,846	$169,402
Food and beverage	62,884	28,797	121,031	54,412
Other operating	18,707	10,443	36,151	21,404

Total revenues	248,801	130,333	461,028	245,218

OPERATING EXPENSES
Room	36,269	19,088	67,359	36,536
Food and beverage	43,735	19,453	84,080	37,627
Other operating	9,938	7,010	19,973	14,143
Advertising and promotion	13,905	7,701	26,611	15,194
Repairs and maintenance	9,918	5,306	18,936	10,422
Utilities	8,784	4,628	17,576	9,594
Franchise costs	9,736	6,794	17,063	12,764
Property tax, ground lease, and insurance	13,716	5,582	25,635	11,886
Property general and administrative	27,979	16,379	53,325	28,648
Corporate overhead	4,504	3,243	10,381	6,751
Depreciation and amortization	25,842	14,800	48,816	28,723

Total operating expenses	204,326	109,984	389,755	212,288

Operating income	44,475	20,349	71,273	32,930
Interest and other income	513	1,398	1,611	1,704
Interest expense	(22,936)	(15,171)	(49,759)	(27,226)

Income before minority interest and discontinued operations	22,052	6,576	23,125	7,408
Minority interest	—	(643)	—	(794)

Income from continuing operations	22,052	5,933	23,125	6,614
Income from discontinued operations	—	2,599	16,752	3,715

NET INCOME	22,052	8,532	39,877	10,329
Preferred stock dividends and accretion	(5,154)	(2,414)	(9,241)	(2,802)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,898	$6,118	$30,636	$7,527

Basic and diluted per share amounts:
Income from continuing operations available to common stockholders	$0.29	$0.10	$0.24	$0.11
Income from discontinued operations	—	0.07	0.30	0.10

Basic and diluted income available to common stockholders per common share	$0.29	$0.17	$0. 54	$0.21

Weighted average common shares outstanding:
Basic	57,700	35,591	56,753	35,061

Diluted	58,169	35,903	57,181	35,360

Dividends paid per common share	$0.300	$0.285	$0.600	$0.570

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005 (audited)	4,850,000	$121,250	52,190,649	$522	$798,400	$12,308	$(72,551)	$859,929
Net proceeds from sale of Series A preferred stock	2,200,000	55,000			(692)			54,308
Net proceeds from sale of common stock			5,500,000	55	158,002			158,057
Vesting of restricted common stock			17,117		1,816			1,816
Common dividends declared and payable at $0.60 per share							(35,050)	(35,050)
Series A preferred dividends declared and payable at $1.00 per share							(5,950)	(5,950)
Series C preferred dividends declared and payable at $0.786 per share							(3,225)	(3,225)
Accretion of discount on Series C preferred stock							(100)	(100)
Net income						39,877		39,877

Balance at June 30, 2006 (unaudited)	7,050,000	$176,250	57,707,766	$577	$957,526	$52,185	$(116,876)	$1,069,662

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,877	$10,329
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	266	(724)
Minority interest	—	794
Gain on sale of hotel properties	(16,653)	(2,384)
Loss on early extinguishment of debt	9,976	—
Depreciation	48,771	29,214
Amortization of deferred franchise fees	45	82
Amortization of deferred financing costs	2,959	2,444
Amortization of loan premiums	(2,353)	—
Amortization of deferred stock compensation	1,816	1,014
Loss on interest rate cap agreements	3	3
Changes in operating assets and liabilities:
Restricted cash	(5,828)	6,764
Accounts receivable	(8,357)	(5,754)
Due from affiliates	383	(66)
Inventories	(354)	180
Prepaid expenses and other assets	4,786	(2,574)
Accounts payable and other liabilities	4,096	(2,080)
Accrued payroll and employee benefits	1,872	(1,393)
Due to Management Company	(242)	1,813
Discontinued operations	77	—

Net cash provided by operating activities	81,140	37,662

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	25,793	27,165
Acquisitions of unconsolidated joint venture	—	(20,018)
Restricted cash – replacement reserve	(3,386)	(12,435)
Acquisitions of hotel properties	(438,668)	(456,710)
Additions to hotel properties and other real estate	(66,202)	(23,515)

Net cash used in investing activities	(482,463)	(485,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offerings	55,000	121,250
Payment of preferred securities offering costs	(692)	(3,799)
Proceeds from common stock offerings	158,400	160,801
Payment of common stock offerings costs	(343)	(5,024)
Proceeds from notes payable	443,542	535,380
Payments on notes payable	(211,910)	(280,645)
Payments of deferred financing costs	(3,163)	(2,285)
Dividends and distributions paid	(41,384)	(22,040)

Net cash provided by financing activities	399,450	503,638

Net increase (decrease) in cash and cash equivalents	(1,873)	55,787
Cash and cash equivalents, beginning of period	17,538	5,966

Cash and cash equivalents, end of period	$15,665	$61,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$48,307	$24,829

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$81,000	$—

Dividends and distributions payable	$22,672	$15,928

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

The Company was formed to succeed to the businesses of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”), and Sunstone/WB Hotel Investors IV, LLC (“WB IV”) (collectively, the “Sunstone Predecessor Companies” or the “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The Company was incorporated in Maryland on June 28, 2004, in anticipation of an initial public offering of common stock (the “IPO”), which was consummated on October 26, 2004 concurrently with the consummation of various formation transactions. These transactions were designed to (i) enable the Company to raise the necessary capital to acquire properties from the Predecessor and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisitions, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to REITs, (iv) facilitate potential financings and (v) preserve certain tax advantages for the Predecessor. From June 28, 2004 through October 26, 2004, the Company did not have any operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and June 30, 2005, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 15, 2006.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (the “Management Company”), the manager of 47 of the Company’s properties as of June 30, 2006, as well as four of the Company’s other managers, Hyatt Corporation, Fairmont Hotels & Resorts, Hilton Hotels Corporation, and Starwood Hotels & Resorts Worldwide, Inc., which manage a combined total of six of the Company’s properties as of June 30, 2006, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of ten of the Company’s properties as of June 30, 2006, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2006 results of operations for the Marriott managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter. The Company’s 2005 results of operations for the Marriott managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at June 30, 2006 and December 31, 2005 include an allowance for doubtful accounts of $0.5 million and $0.8 million, respectively.

At June 30, 2006 and December 31, 2005, the Company had approximately $4.1 million and $4.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $0.1 million at both June 30, 2006 and December 31, 2005.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $2.0 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and $3.0 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively.

Minority Interest

Prior to November 2005, minority interests of the Company represented the common membership units in the Operating Partnership. The carrying value of the minority interest increased by the minority interests’ share of earnings and decreased by cash distributions and the purchase of additional membership units by the Company. In November 2005, the membership units held by the minority interest owners were converted to shares of common stock of the Company, and were subsequently sold in a public offering eliminating the minority interests of the Company. As a result of such conversion, the Company beneficially owns all of the membership interests in the Operating Partnership.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Numerator:
Net income	$22,052	$8,532	$39,877	$10,329
Less preferred dividends and accretion	(5,154)	(2,414)	(9,241)	(2,802)

Numerator for basic and diluted earnings available to common stockholders	$16,898	$6,118	$30,636	$7,527

Denominator:
Weighted average basic common shares outstanding	57,700	35,591	56,753	35,061
Unvested restricted stock awards	469	312	428	299

Weighted average diluted common shares outstanding	58,169	35,903	57,181	35,360

Basic and diluted earnings available to common stockholders per common share	$0.29	$0. 17	$0.54	$0. 21

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for either the three or six months ended June 30, 2006 and 2005 as their effect would have been anti-dilutive.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform with the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Land	$404,577	$361,222
Buildings and improvements	2,161,102	1,681,617
Fixtures, furniture and equipment	275,213	236,296
Franchise fees	1,650	1,399
Construction in process	56,127	25,786

	2,898,669	2,306,320
Accumulated depreciation and amortization	(300,362)	(252,319)

	$2,598,307	$2,054,001

On January 10, 2006, the Company purchased the 284-room Marriott Del Mar located in San Diego, California for $69.1 million and named Marriott as manager. This hotel’s results of operations from the acquisition date of January 10, 2006 through Marriott’s second quarter ended June 16, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On March 17, 2006, the Company purchased the 444-room Hilton Times Square located in New York City for $241.4 million and named the Management Company as manager. In addition, concurrently with the acquisition, the Company exercised an option and made an additional $15.0 million payment to convert the property to a franchise. This hotel’s results of operations from the acquisition date of March 17, 2006 through the second quarter ended June 30, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On May 17, 2006, the Company purchased the 335-room Embassy Suites La Jolla located near San Diego, California for $100.7 million and named Hilton as manager. This hotel’s results of operations from the acquisition date of May 17, 2006 through the second quarter ended June 30, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On June 26, 2006, the Company purchased the 259-room W San Diego located in San Diego, California for $95.6 million and named Starwood Hotels & Resorts as manager. This hotel’s results of operations from the acquisition date of June 26, 2006 through the second quarter ended June 30, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold one hotel during the first quarter of 2006 for net proceeds of $25.5 million and a net gain on sale of $16.4 million, another hotel during the fourth quarter of 2005, and an additional two hotels during the second quarter of 2005. These four hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three and six months ended June 30, 2006 and 2005, related to hotel properties held for sale (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Month Ended June 30, 2005
Operating revenues	$—	$2,350	$1,140	$7,899
Operating expenses	—	(1,786)	(812)	(5,458)
Interest expense	—	(207)	(229)	(537)
Depreciation and amortization expense	—	(142)	—	(573)
Gain on sale of hotels	—	2,384	16,653	2,384

Income from discontinued operations	$—	$2,599	$16,752	$3,715

The following sets forth the assets and liabilities related to the discontinued operations at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Total current assets	$—	$359
Hotel property held for sale, net	—	9,111
Deferred financing costs, net	—	190
Other assets, net	—	18

Total assets of discontinued operations	$—	$9,678

LIABILITIES
Due to Management Company	$—	$105
Total current liabilities	—	197

Total liabilities of discontinued operations	$—	$302

5. Other Real Estate

Other real estate consists of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Office building and laundry facilities:
Land	$3,824	$1,600
Buildings and improvements	6,833	4,462
Fixtures, furniture and equipment	3,947	3,796
Construction in process	2,505	214

	17,109	10,072
Accumulated depreciation	(3,333)	(2,983)

	13,776	7,089
Land held for future development or sale	476	456

	$14,252	$7,545

During the first quarter of 2006, the Company purchased land and an office building adjacent to one of its hotels in Troy, Michigan for $4.4 million.

6. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Corporate property and equipment, net	$1,877	$1,726
Pre-acquisition costs	424	7,865
Other receivables	975	6,469
Other	2,924	2,720

	$6,200	$18,780

During the first quarter of 2006, the Company received payment in full for its $4.7 million note receivable generated from its 2004 sale of the San Marcos Resort & Conference Center in Chandler, Arizona. This note was previously written down to market value, resulting in a reserve of $350,000 expensed during the fourth quarter of 2004. Upon full payment of this note in the first quarter of 2006, this reserve was reversed. Additionally, an expense of $92,000 relating to the termination of the management agreement at the hotel was paid.

7. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from March 2007 through August 2024. The notes are collateralized by first deeds of trust on 41 hotel properties and one laundry facility.	$1,487,786	$1,106,178
Term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008, but was repaid in full in April 2006.	—	75,000

Secured revolving credit facility in the amount of $150.0 million requiring monthly payments of interest only on the principal amount drawn subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, three- or six-month LIBOR, plus, in each case, an applicable margin based on the Company’s leverage. The applicable margin is a percentage rate per annum that ranges from 0.5% to 1.0% for base rate loans and 1.5% to 2.0% for LIBOR loans. The revolving credit facility also requires a quarterly fee of 0.5% on the average unused commitment on the facility and a 0.125% fee upon the issuance of each letter of credit. The revolving credit facility is secured by first deeds of trust on seven hotel properties. Total available under the revolving credit facility was $120.1 million at June 30, 2006. The revolving credit facility matures in October 2007 and has a one year extension. Subsequent to June 30, 2006, this secured revolving credit facility was replaced by a $200.0 million unsecured revolving credit facility that matures in July 2010.

	16,000	—

	1,503,786	1,181,178
Less: current portion	(2,161)	(4,387)

	$1,501,625	$1,176,791

In January 2006, the Company obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69% in connection with the acquisition of the Marriott Del Mar, San Diego, California.

In February 2006, the Company refinanced two of its hotel properties. As such, the Company replaced a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%. Additionally, the Company replaced a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In connection with these transactions, the Company expensed $7.4 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

In March 2006, the Company assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and an interest rate of 5.92% in connection with the acquisition of the Hilton Times Square located in New York City.

In April 2006, the Company refinanced one of its hotel properties by defeasing the existing $52.9 million loan at a fixed interest rate of 7.5% scheduled to mature in 2008 with a new loan of $135.0 million at a fixed rate of 5.95% scheduled to mature in 2021. In connection with this transaction, the Company expensed $2.6 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

In April 2006, the Company repaid in full the $75.0 million term loan, using proceeds received from the Series A Cumulative Redeemable Preferred Stock offering and cash on hand from the refinancing completed in April 2006.

In May 2006, the Company obtained a $70.0 million fixed rate mortgage loan with a maturity date of June 2019 and a fixed interest rate of 6.60% in connection with the acquisition of the Embassy Suites, La Jolla, California.

In June 2006, the Company obtained a $65.0 million fixed rate mortgage loan with a maturity date of January 2018 and an interest rate of 6.14% in connection with the acquisition of the W Hotel, San Diego, California.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Continuing operations:
Interest expense	$18,321	$11,103	$37,015	$22,066
Deferred financing fees	2,015	1,230	2,769	2,323
(Gain) loss on interest rate cap	—	4	(1)	3
Prepayment penalties	—	2,834	—	2,834
Loss on early extinguishment of debt	2,600	—	9,976	—

	$22,936	$15,171	$49,759	$27,226

Discontinued operations:
Interest expense	$—	$116	$39	$416
Deferred financing fees	—	91	190	121

	$—	$207	$229	$537

8. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share, convertible on a one-for-one basis, to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s dividend on its common stock increase beyond $1.34 per share per annum. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At June 30, 2006 and December 31, 2005, the Series C preferred stock carrying value consisted of the following (in thousands):

	2006	2005
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	196	96

	$99,196	$99,096

9. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock”, respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.3 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

On February 2, 2006, the Company completed a follow-on offering of 5,500,000 shares of common stock at a price per share of $28.80 (before underwriting discounts and offering costs), generating gross proceeds of $158.4 million. The proceeds to the Company, net of offering costs, were $158.1 million and were used to fund a portion of the acquisition price of the Hilton Times Square and for general corporate purposes.

10. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense over the vesting periods. For the three months ended June 30, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $1.0 million and $0.5 million, respectively. For the six months ended June 30, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $1.8 million and $1.0 million, respectively.

11. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended June 30, 2006 and 2005 totaled $9.7 million and $7.0 million, respectively, and $17.1 million and $13.4 million for the six months ended June 30, 2006 and 2005, respectively. Of the total franchise costs, franchise royalties totaled $4.4 million and $3.8 million, respectively, for the three months ended June 30, 2006 and 2005, and $8.2 million and $7.3 million for the six months ended June 30, 2006 and 2005, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled zero and $0.2 million, respectively, for the three months ended June 30, 2006 and 2005 and $0.1 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.

Renovation and Construction Commitments

At June 30, 2006 and December 31, 2005, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2006 and December 31, 2005 totaled $35.7 million and $28.2 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended June 30, 2006 and 2005 totaled $2.8 million and $0.9 million, respectively, and totaled $4.7 million and $1.6 million, respectively for the six months ended June 30, 2006 and 2005. This rent expense was included in property tax, ground lease and insurance in the accompanying statements of operations.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended June 30, 2006 and 2005 totaled $116,000 and $96,000, respectively, and totaled $231,000 and $192,000, respectively, for the six months ended June 30, 2006 and 2005. This rent expense was included in corporate overhead in the accompanying income statements.

Other

The Company has provided unsecured environmental indemnities to certain lenders. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners.

At June 30, 2006 and December 31, 2005, the Company had $13.9 million and $27.4 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2006.

12. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2006 and December 31, 2005, amounts owed to the Company by its affiliates amounted to $1.6 million and $2.0 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $87,000 and $128,000, respectively, for the three and six months ended June 30, 2006, and $91,000 and $309,000, respectively, for the three and six months ended June 30, 2005.

13. Subsequent Events

In July 2006, the Company closed a $200.0 million unsecured revolving credit facility (the “new credit facility”). This facility replaces the Company’s $150.0 million secured revolving credit facility. Amounts outstanding under the new credit facility bear interest at LIBOR plus the applicable margin for eurodollar rate advances or the Citibank, N.A. prime lending rate plus the applicable margin for base rate advances. The applicable margin ranges from 1.25% to 1.75% in the case of eurodollar rate advances and 0.25% to 0.75% in the case of base rate advances, depending upon the ratio of the Borrower’s Total Debt to EBITDA. The maturity date of this facility is July 2010. In addition, the applicable margin will increase by 2.0% upon the occurrence and during the continuance of an event of default. Subject to certain conditions, the new credit facility may be extended for one year and increased to $300.0 million. The new credit facility is unsecured and advances are not subject to any borrowing base requirement. The Company is required to maintain a pool of specified unencumbered assets (the “Unencumbered Pool Assets”). Assets may be removed from or added to the Unencumbered Pool Assets, subject to the satisfaction of certain conditions. The new credit facility contains customary financial covenants, including certain leverage and coverage ratios and a minimum tangible net worth.

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering (the “Offering”) 4,000,000 shares of common stock. If the Company elects to physically settle the Forward Sale Agreement in shares of common stock, the Company will receive an amount equal to approximately $111.0 million in net proceeds, subject to certain provisions of the Forward Sale Agreement, from the forward counterparty. If the Company elects to settle the Forward Sale Agreement in cash, the Company may not receive any proceeds and may owe cash to the forward counterparty. The Forward Sale Agreement provides for settlement on one or more settlement dates within one year from the date of the closing of the Offering, subject to specified rights of the forward counterparty to accelerate settlement of the contract in its entirety. If the Company decides to physically settle the Forward Sale Agreement in its entirety, the Company will issue 4,000,000 shares of its common stock to the forward counterparty under the Forward Sale Agreement. The forward sale price is initially equal to $27.75 per share. The Forward Sale Agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the federal funds rate, less a spread component, and will be subject to decrease by specified amounts on a quarterly basis during the term of the Forward Sale Agreement. The forward sale price may also be subject to decrease if the cost to the forward counterparty of borrowing Common Stock exceeds a specified amount. If the federal funds rate is less than the spread component on any day, the interest factor will result in a daily reduction of the forward sale price. If the quarterly adjustments are larger than the cumulative effect of the interest factor, the cumulative net effect of these adjustments will result in a decrease in the forward sale price over time.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2006, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of the Management Company and the other managers of our hotels;

•	the ground or air leases for thirteen of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures and the impact of renovations on hotel operations; and

•	other events beyond our control.

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

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis is from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings; and,

•	Other operating revenue, which consists of ancillary hotel revenue such as performance guarantees and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which like room revenue, is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which like food and beverage revenue, is primarily driven by occupancy and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate overhead expense, which consists of our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (since January 1, 2002, we have not amortized our goodwill).

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

We continually seek to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much we or the Management Company and our other operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance, principal and interest payments on our debt, and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Additionally, recent increases in property insurance costs will negatively impact our margins over the next year. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

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

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2005 and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
W Hotel, San Diego, California	259	June 26, 2006
Embassy Suites, La Jolla, California	335	May 17, 2006
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006
Hyatt Century Plaza, Los Angeles, California	728	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington, D.C.	807	June 23, 2005	(2)

(1)	Acquired 85% ownership interest.

(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.

The aggregate cost for the four hotels acquired during the first six months of 2006 totaled approximately $521.8 million, or $395,000 per room.

Sale of hotels. The following table sets forth the hotels that we have sold since the beginning of 2005 and indicates their room count and sale date:

Hotel	Rooms	Sale Date
Holiday Inn, Hollywood, California	160	March 15, 2006
Holiday Inn, Provo, Utah	78	December 23, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005

The aggregate net sale proceeds for the one hotel disposed of during our first quarter of 2006 were $25.5 million, or $160,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through June 30, 2006 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2005 through June 30, 2006 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2006 through June 30, 2006	January 1, 2005 through December 31, 2005
Portfolio Data—Hotels
Number of hotels—beginning of period	60	54
Add: Acquisitions	4	9
Less: Sales	(1)	(3)

Number of hotels—end of period	63	60

Portfolio Data—Rooms
Number of rooms—beginning of period	17,333	13,183
Add: Acquisitions	1,322	4,701
Less: Sales	(160)	(548)
Less: Rooms converted to other usage	—	(3)

Number of rooms—end of period	18,495	17,333

Average rooms per hotel—end of period	294	289

Operating Results

The following table presents our unaudited operating results for the three months ended June 30, 2006 and 2005, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$167,210	$91,093	$76,117	83.6%
Food and beverage	62,884	28,797	34,087	118.4%
Other operating	18,707	10,443	8,264	79.1%

Total revenues	248,801	130,333	118,468	90.9%

OPERATING EXPENSES
Hotel operating	146,001	75,562	70,439	93.2%
Property general and administrative	27,979	16,379	11,600	70.8%
Corporate overhead	4,504	3,243	1,261	38.9%
Depreciation and amortization	25,842	14,800	11,042	74.6%

Total operating expenses	204,326	109,984	94,342	85.8%

Operating income	44,475	20,349	24,126	118.6%
Interest and other income	513	1,398	(885)	(63.3)%
Interest expense	(22,936)	(15,171)	(7,765)	(51.2)%

Income before minority interest and discontinued operations	22,052	6,576	15,476	235.3%
Minority interest	—	(643)	643	100.0%

Income from continuing operations	22,052	5,933	16,119	271.7%
Income from discontinued operations	—	2,599	(2,599)	(100.0)%

NET INCOME	22,052	8,532	13,520	158.5%
Preferred stock dividends and accretion	(5,154)	(2,414)	(2,740)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,898	$6,118	$10,780

Operating Statistics
Occupancy(1)	77.4%	75.2%	2.2%
Average daily rate(1)	$132.57	$124.10	$8.47
RevPAR(1)	$102.61	$93.32	$9.29

(1)	Operating statistics are based on 59 hotels that we owned as of June 30, 2006, and excludes 2 hotels undergoing rebranding and renovation programs (Fairmont Newport Beach and Hyatt Regency Century Plaza) and 2 hotels we acquired during the second quarter of 2006 (La Jolla Embassy Suites and the W San Diego).

The following table presents our unaudited operating results for the six months ended June 30, 2006 and 2005, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$303,846	$169,402	$134,444	79.4%
Food and beverage	121,031	54,412	66,619	122.4%
Other operating	36,151	21,404	14,747	68.9%

Total revenues	461,028	245,218	215,810	88.0%

OPERATING EXPENSES
Hotel operating	277,233	148,166	129,067	87.1%
Property general and administrative	53,325	28,648	24,677	86.1%
Corporate overhead	10,381	6,751	3,630	53.8%
Depreciation and amortization	48,816	28,723	20,093	70.0%

Total operating expenses	389,755	212,288	177,467	83.6%

Operating income	71,273	32,930	38,343	116.4%
Interest and other income	1,611	1,704	(93)	(5.5)%
Interest expense	(49,759)	(27,226)	(22,533)	(82.8)%

Income before minority interest and discontinued operations	23,125	7,408	15,717	212.2%
Minority interest	—	(794)	794	100.0%

Income from continuing operations	23,125	6,614	16,511	249.6%
Income from discontinued operations	16,752	3,715	13,037	350.9%

NET INCOME	39,877	10,329	29,548	286.1%
Preferred stock dividends and accretion	(9,241)	(2,802)	(6,439)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$30,636	$7,527	$23,109

Operating Statistics
Occupancy(1)	73.9%	72.6%	1.3%
Average daily rate(1)	$130.60	$121.34	$9.26
RevPAR(1)	$96.51	$88.09	$8.42

(1)	Operating statistics are based on 59 hotels that we owned as of June 30, 2006, and excludes 2 hotels undergoing rebranding and renovation programs (Fairmont Newport Beach and Hyatt Regency Century Plaza) and 2 hotels we acquired during the second quarter of 2006 (La Jolla Embassy Suites and the W San Diego).

2006 Compared to 2005

Room revenue. Room revenue increased $76.1 million, or 83.6%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. For the six months ended June 30, 2006 (which we refer to as “year-to-date”), room revenue increased $134.4 million, or 79.4%, in 2006 as compared to the same time period in 2005. The increase was primarily due to room revenue generated from the thirteen hotels we acquired near or subsequent to June 30, 2005, which totaled $70.1 million during our second quarter and $120.5 million year-to-date. In addition, growth in the hotels we acquired prior to December 31, 2004 (which we refer to as our “existing portfolio”) contributed $6.0 million during our second quarter due to increases in both occupancy ($0.8 million) and ADR ($5.2 million). On a year-to-date basis, growth in our existing portfolio contributed $13.9 million due to increases in both occupancy ($0.8 million) and ADR ($13.1 million).

Food and beverage revenue. Food and beverage revenue increased $34.1 million, or 118.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. On a year-to-date basis, food and beverage revenue increased $66.6 million, or 122.4%, in 2006 as compared to the same time period in 2005. This increase was primarily due to the thirteen hotels we acquired near or subsequent to June 30, 2005, which contributed $33.2 million and $63.9 million of food and beverage revenue during the three and six months ended June 30, 2006, respectively. Food and beverage revenue generated from our existing portfolio increased $0.9 million and $2.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same time periods in 2005.

Other operating revenue. Other operating revenue increased $8.3 million, or 79.1%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. On a year-to-date basis, other operating revenue increased $14.7 million, or 68.9%, in 2006 as compared to the same time period in 2005. The thirteen hotels we acquired near or subsequent to June 30, 2005 contributed $8.1 million to other operating revenue during the second quarter of 2006 and $14.3 million year-to-date. In addition, other operating revenue generated from our existing portfolio contributed $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively, primarily due to increased revenue generated by our electronic purchasing platform, Buy Efficient, L.L.C.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $70.4 million, or 93.2%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. On a year-to-date basis, hotel operating expenses increased $129.1 million, or 87.1%, in 2006 as compared to the same time period in 2005. The thirteen hotels we acquired near or subsequent to June 30, 2005 contributed $65.7 million and $121.3 million in hotel operating expense during of the three and six months ending June 30, 2006, respectively. In addition, hotel operating expenses in our existing portfolio increased $4.7 million and $7.8 million during the three and six months ending June 30, 2006, respectively, as compared with the same time periods in 2005. These higher costs were primarily a result of increases in room expense and franchise costs due to increases in occupancy and revenue, combined with increases in utility expense due to higher energy costs and increases in liability insurance due to higher premiums.

Property general and administrative expense. Property general and administrative expense increased $11.6 million, or 70.8%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. On a year-to-date basis, property general and administrative expense increased $24.7 million, or 86.1% in 2006 as compared to the same time period in 2005. Of the increases, the thirteen hotels we acquired near or subsequent to June 30, 2005 contributed $12.6 million during the second quarter of 2006, and $23.6 million year-to-date. Property general and administrative expenses in our existing portfolio increased $1.1 million and $3.2 million during the three and six months ending June 30, 2006, respectively, primarily due to increases in management and accounting fees payable to the Management Company, and other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue. These increases were largely offset by a decrease of $2.1 million in both the three and six months ended June 30, 2006 as compared with the same periods in 2005 due to a bad debt reserve recorded in the second quarter of 2005 for a contract interpretation issue with a customer. This reserve was reversed during the fourth quarter of 2005, as we favorably resolved the issue.

Corporate overhead expense. Corporate overhead expense increased $1.3 million, or 38.9%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. On a year-to-date basis, corporate overhead expense increased $3.6 million, or 53.8%, in 2006 as compared to the same time period in 2005. These increases were primarily as a result of increases in payroll and related expenses, including deferred stock compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $11.0 million, or 74.6%, during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due primarily to the thirteen hotels we acquired near or subsequent to June 30, 2005. On a year-to-date basis, depreciation and amortization increased $20.1 million, or 70.0%, in 2006 as compared to the same time period in 2005. The increase was primarily a result of the thirteen hotels we acquired near or subsequent to June 30, 2005, which contributed $19.9 million. Our existing portfolio contributed an additional $0.8 million, which was partially offset by a decrease of $0.6 million due to the sale of four of our hotels in 2005 and 2006.

Interest expense. Interest expense increased $7.8 million and $22.5 million during the three and six months ended June 30, 2006, respectively, as compared to the same time periods during 2005. This increase was primarily due to greater outstanding loan balances in 2006 as compared with 2005, as we obtained additional loans to finance our acquisitions. As a result, we incurred an additional $7.2 million and $14.9 million in interest expense during the three and six months ended June 30, 2006, respectively, as compared to the same time periods in 2005. In addition, we incurred increased amortization of deferred financing fees of $0.8 million and $0.4 million during the three and six months ended June 30, 2006, respectively. In connection with our refinancing of three hotel properties during the first six months of 2006, we incurred a loss on early extinguishment of debt of $2.6 million and $10.0 million during the three and six months ended June 30, 2006, respectively, related to the cost associated with the defeasance of the debt being refinanced. These increases were partially offset by decreases of $2.8 million in prepayment penalties for both the three and six months ended June 30, 2006.

Our total notes payable, including the current portion, was $1,503.8 million at June 30, 2006 and $967.2 million at June 30, 2005, with a weighted average interest rate per annum of approximately 5.5% at June 30, 2006 and 5.3% at June 30, 2005. At June 30, 2006, 98.9% of the amount outstanding under our notes payable was fixed and 1.1% of the amount outstanding under our notes payable was floating.

Income from discontinued operations. Income from discontinued operations was zero and $2.6 million for the three months ended June 30, 2006 and 2005, respectively. On a year-to-date basis, income from discontinued operations totaled $16.8 million in 2006 as compared to $3.7 million in 2005. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” two hotels were sold during the second quarter of 2005, one was sold during the fourth quarter of 2005, and one hotel was sold during the first quarter of 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these four hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our historical sources of cash included our operating activities, working capital, notes payable, bank credit facilities, sales of hotel properties, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of notes payable and dividends.

Operating activities. Net cash provided by operating activities was $81.1 million for the six months ended June 30, 2006 compared to $37.7 million for the six months ended June 30, 2005. This increase was primarily due to additional cash generated from our newly acquired properties, combined with increased profit in our existing portfolio during the six months ended June 30, 2006.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovations of hotels. Net cash used in investing activities was $482.5 million in the six months ended June 30, 2006 compared to $485.5 million in the six months ended June 30, 2005. During the six months ended June 30, 2006, we acquired four hotels for $521.8 million, which includes the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total cash outlay of $438.7 million. In addition, we paid cash of $66.2 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $3.4 million, and received net proceeds of $25.8 million from the sale of one hotel combined with the collection of additional proceeds from a hotel we sold in 2004. During the same time period in 2005, we acquired six hotels and a 25% interest in another hotel for $476.7 million, invested $23.5 million for renovations to our hotels, and increased the balance in our restricted cash replacement accounts by $12.4 million. Additionally, we received net proceeds of $27.2 million from the sale of two hotels.

Financing activities. Net cash provided by financing activities was $399.5 million for the six months ended June 30, 2006 compared to $503.6 million for the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2006 consisted primarily of proceeds from notes payable of $443.5 million, and net proceeds from our preferred and common stock offerings of $54.3 million and $158.1 million, respectively, partially offset by $201.9 million of principal payments on notes payable and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $41.4 million of dividends, and $3.2 million in deferred financing costs. Net cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of net proceeds from our preferred and common stock offerings of $117.5 million and $155.8 million, respectively, and proceeds from notes payable of $535.4 million, partially offset by $280.6 million of principal payments on notes payable, $22.0 million of dividends and distributions to our shareholders, and $2.3 million in deferred financing costs.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of notes payable and dividends. We also expect our primary sources of cash will continue to come from our operating activities, working capital, notes payable, bank credit facilities, sales of hotel properties, and proceeds from our public and private offerings of common and preferred stock. In addition, we have a $150.0 million secured revolving credit facility, which increased to $200.0 million in July 2006. We also expect to explore other financing alternatives, including sales of equity and debt securities. Our ability to incur additional debt depends on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders under our existing notes payable, including our revolving credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including our $200.0 million revolving credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business and properties for the foreseeable future, and in any event for at least the next twelve months. As of June 30, 2006, our revolving credit facility, which provided for $150.0 million in borrowing at that time, had $16.0 million drawn down and had $13.9 million backing outstanding irrevocable letters of credit, leaving $120.1 million available at June 30, 2006. We are subject to compliance with applicable loan ratios under the revolving credit facility. Subsequent to June 30, 2006, we replaced our $150.0 million secured revolving credit facility with a $200.0 million unsecured revolving credit facility. In January 2006, we obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69%. In February 2006, we refinanced two of our hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%, and replacing a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In March 2006, we assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and a fixed interest rate of 5.92%. In April 2006, we refinanced one of our hotel properties, replacing a $52.9 million mortgage at a fixed interest rate of 7.5%, scheduled to mature in 2008, with a 15-year $135.0 million mortgage at a fixed interest rate of 5.95%. Also in April 2006, we repaid in full our $75.0 million subordinated term loan. In May 2006, we obtained a $70.0 million fixed rate mortgage loan with a maturity date of June 2019 and a fixed interest rate of 6.60% to finance a hotel acquisition. In June 2006, we obtained a $65.0 million fixed rate mortgage loan with a maturity date of January 2018 and an interest rate of 6.14% to finance a hotel acquisition.

As of June 30, 2006, 98.9% of our outstanding debt is fixed rate. The majority of our mortgage debt is secured by a single asset rather than a cross-collateralized multi-property pool. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2006 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,503,786	$2,161	$49,407	$363,644	$1,088,574
Interest obligations on notes payable(1)	732,819	86,391	170,421	163,342	312,665
Operating lease obligations	396,545	5,517	11,260	10,655	369,113
Construction commitments	35,661	35,661	—	—	—
Employment obligations	3,276	1,326	1,699	251	—

Total	$2,672,087	$131,056	$232,787	$537,892	$1,770,352

(1)	As of June 30, 2006, 1.1% of our total outstanding indebtedness is variable rate debt. Our interest obligation on this variable rate debt has been calculated using the LIBOR rate as of June 30, 2006.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures are for the ongoing maintenance and renovation of our hotels. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2006 are expected to be approximately $130.0 million to $140.0 million, of which we spent $66.2 million in the first half of 2006. This renovation budget includes $35.7 million of contractual construction commitments and discretionary amounts in excess of our contractual requirements. All of these amounts are expected to be funded out of our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2006, $38.0 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any off-balance sheet arrangements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2005	$114,885	$130,333	$179,931	$225,919
2006	$212,227	$248,801

Inflation

Inflation may affect our expenses by increasing costs including, without limitation, taxes, property and casualty insurance and utilities.

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

•	Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded.

•	Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•	Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, workers’ compensation, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in “Due to Management Company” and other liabilities in our consolidated and combined balance sheets, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

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

On June 1, 2005 the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We adopted this standard for accounting changes in interim financial statements in 2006. The adoption of FAS 154 did not have an impact on our financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued Statement No. 155 (“FAS 155”), “Accounting for Certain Hybrid Instruments,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 also clarifies and amends certain other provisions of FAS 133 and FAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Some of our outstanding debt has a variable interest rate. As of June 30, 2006, our total outstanding debt was approximately $1,503.8 million, of which approximately $16.0 million, or 1.1%, was variable rate debt. If market rates of interest on our variable rate debt decrease by 1.0% or 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $160,000 annually. On the other hand, if market rates of interest on our variable debt increase by 1.0% or 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $160,000 annually.

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

Not applicable.

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

The Company’s Annual Meeting of Stockholders was held on May 2, 2006. At this meeting, the holders of the Company’s common stock and Series C preferred stock voted as a single class on the following matters:

1) Election of seven directors to serve until the next annual meeting and until their successors are elected and qualify. The directors were elected as follows:

Nominee	Votes For	Votes Withheld
Robert A. Alter	46,019,002	49,658
Lewis N. Wolff	46,029,393	39,267
Z. Jamie Behar	46,029,049	39,611
Anthony W. Dona	46,029,008	39,652
Thomas A. Lewis	46,029,607	39,053
Keith M. Locker	46,029,507	39,153
Keith P. Russell	46,030,472	38,188

2) Ratification of the appointment of Ernst & Young LLP to act as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Votes Withheld
46,005,369	57,911	5,380

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
10.1	Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on July 18, 2006.

10.2	Forward Sale Agreement between Sunstone Hotel Investors, Inc., and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 21, 2006.

10.3	Description of Director Compensation

10.4	Description of 2006 Senior Management Incentive Compensation Program.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 2, 2006	By:	/s/ JON D. KLINE
Jon D. Kline
(Principal Financial Officer and Duly Authorized Officer)