Form 10-Q
period 2006-09-30
Sunstone Hotel Investors, Inc.
filed 2006-11-01
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

57,708,279 shares, of Common Stock, $0.01 par value, as of October 25, 2006

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,189	$17,538
Restricted cash	66,229	54,305
Accounts receivable, net	40,889	42,879
Due from affiliates	1,302	1,994
Inventories	3,005	2,814
Prepaid expenses	7,374	4,187
Current assets of discontinued operations	—	359

Total current assets	243,988	124,076
Investment in hotel properties, net	2,470,950	2,054,001
Investment in hotel properties held for sale, net	—	9,111
Other real estate, net	14,807	7,545
Deferred financing costs, net	7,610	8,299
Goodwill	22,436	27,169
Other assets, net	11,583	18,780
Other assets of discontinued operations, net	—	208

Total assets	$2,771,374	$2,249,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,897	$22,293
Accrued payroll and employee benefits	11,888	8,960
Due to Management Company	18,141	19,404
Dividends payable	22,673	19,831
Other current liabilities	32,903	29,414
Current portion of notes payable	16,959	4,387
Current liabilities of discontinued operations	—	302

Total current liabilities	133,461	104,591
Notes payable, less current portion	1,483,534	1,176,791
Other liabilities	6,177	8,782

Total liabilities	1,623,172	1,290,164
Commitments and contingencies (Note 12)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005, liquidation preference of $24.375 per share	99,246	99,096
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 issued and outstanding at September 30, 2006 and 4,850,000 issued and outstanding at December 31, 2005, stated at liquidation preference of $25.00 per share	176,250	121,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,708,279 shares issued and outstanding at September 30, 2006 and 52,190,649 shares issued and outstanding at December 31, 2005	577	522
Additional paid in capital	958,009	798,400
Retained earnings	53,721	12,308
Cumulative dividends	(139,601)	(72,551)

Total stockholders’ equity	1,048,956	859,929

Total liabilities and stockholders’ equity	$2,771,374	$2,249,189

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUES
Room	$155,477	$111,820	$433,896	$257,905
Food and beverage	49,703	38,687	165,697	88,148
Other operating	21,833	11,222	57,083	31,718

Total revenues	227,013	161,729	656,676	377,771

OPERATING EXPENSES
Room	34,755	24,491	95,849	55,301
Food and beverage	39,502	29,062	119,564	62,768
Other operating	10,073	7,557	29,308	20,994
Advertising and promotion	13,015	10,757	37,352	23,701
Repairs and maintenance	9,308	6,723	26,626	15,599
Utilities	10,129	7,233	26,094	15,357
Franchise costs	9,941	6,084	24,675	16,671
Property tax, ground lease, and insurance	13,389	9,339	37,287	19,900
Property general and administrative	24,301	19,088	74,063	44,448
Corporate overhead	3,116	3,534	13,495	10,278
Depreciation and amortization	26,078	18,771	71,213	43,824

Total operating expenses	193,607	142,639	555,526	328,841

Operating income	33,406	19,090	101,150	48,930
Interest and other income	616	910	2,227	2,614
Interest expense	(23,996)	(14,717)	(73,668)	(39,349)

Income before minority interest and discontinued operations	10,026	5,283	29,709	12,195
Minority interest	—	(321)	—	(1,115)

Income from continuing operations	10,026	4,962	29,709	11,080
Income (loss) from discontinued operations	(8,490)	2,923	11,704	7,134

NET INCOME	1,536	7,885	41,413	18,214
Preferred stock dividends and accretion	(5,188)	(4,084)	(14,429)	(6,886)

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,652)	$3,801	$26,984	$11,328

Basic and diluted per share amounts:
Income from continuing operations available to common stockholders	$0.08	$0.02	$0. 27	$0.11
Income (loss) from discontinued operations	(0.14)	0. 07	0.20	0.19

Basic and diluted income (loss) available to common stockholders per common share	$(0.06)	$0.09	$0. 47	$0.30

Weighted average common shares outstanding:
Basic	57,708	42,594	57,075	37,600

Diluted	58,193	42,909	57,523	37,904

Dividends paid per common share	$0.30	$0. 285	$0. 90	$0.855

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005 (audited)	4,850,000	$121,250	52,190,649	$522	$798,400	$12,308	$(72,551)	$859,929
Net proceeds from sale of Series A preferred stock	2,200,000	55,000			(842)			54,158
Net proceeds from sale of common stock			5,500,000	55	157,652			157,707
Vesting of restricted common stock			17,630		2,799			2,799
Common dividends declared and payable at $0.90 per share							(52,588)	(52,588)
Series A preferred dividends declared and payable at $1.50 per share							(9,475)	(9,475)
Series C preferred dividends declared and payable at $1.18 per share							(4,837)	(4,837)
Accretion of discount on Series C preferred stock							(150)	(150)
Net income						41,413		41,413

Balance at September 30, 2006 (unaudited)	7,050,000	$176,250	57,708,279	$577	$958,009	$53,721	$(139,601)	$1,048,956

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,413	$18,214
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	140	187
Minority interest	—	1,115
Gain on sale of hotel properties, net	(10,304)	(2,476)
Loss on early extinguishment of debt	9,976	—
Depreciation	76,343	49,969
Amortization of deferred franchise fees	79	106
Amortization of deferred financing costs	4,540	2,987
Amortization of loan premiums	(2,420)	(304)
Amortization of deferred stock compensation	2,799	1,480
Loss on interest rate cap agreements	3	1
Goodwill impairment loss	4,733	—
Changes in operating assets and liabilities:
Restricted cash	(11,322)	1,786
Accounts receivable	2,109	(8,866)
Due from affiliates	692	60
Inventories	(176)	5
Prepaid expenses and other assets	1,754	894
Accounts payable and other liabilities	2,745	12,457
Accrued payroll and employee benefits	2,928	438
Due to Management Company	(1,368)	93
Discontinued operations	77	—

Net cash provided by operating activities	124,741	78,146

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of hotel properties	152,856	27,864
Restricted cash – replacement reserve	(602)	(18,404)
Acquisitions of hotel properties	(438,974)	(623,830)
Additions to hotel properties and other real estate	(102,854)	(42,390)

Net cash used in investing activities	(389,574)	(656,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred securities offerings	55,000	220,250
Payment of preferred securities offering costs	(842)	(3,929)
Proceeds from common stock offerings	158,400	306,684
Payment of common stock offerings costs	(693)	(8,722)
Proceeds from notes payable	440,542	526,207
Payments on notes payable	(212,203)	(281,499)
Payments of deferred financing costs	(3,664)	(2,751)
Dividends and distributions paid	(64,056)	(37,968)

Net cash provided by financing activities	372,484	718,272

Net increase in cash and cash equivalents	107,651	139,658
Cash and cash equivalents, beginning of period	17,538	5,966

Cash and cash equivalents, end of period	$125,189	$145,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$70,783	$39,009

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$81,000	$63,143

Receipt of note receivable	$5,600	$—

Dividends and distributions payable	$22,673	$18,873

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and September 30, 2005, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (the “Management Company”), the manager of 34 of the Company’s properties as of September 30, 2006, as well as four of the Company’s other managers, Hyatt Corporation, Fairmont Hotels & Resorts, Hilton Hotels Corporation, and Starwood Hotels & Resorts Worldwide, Inc., which manage a combined total of six of the Company’s properties as of September 30, 2006, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of ten of the Company’s properties as of September 30, 2006, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2006 results of operations for the Marriott managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter. The Company’s 2005 results of operations for the Marriott managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the third quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at September 30, 2006 and December 31, 2005 include an allowance for doubtful accounts of $0.5 million and $0.8 million, respectively.

At September 30, 2006 and December 31, 2005, the Company had approximately $3.3 million and $4.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of this particular receivable in the amount of $50,000 and $100,000 at September 30, 2006 and December 31, 2005, respectively.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $1.6 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $4.5 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Numerator:
Net income	$1,536	$7,885	$41,413	$18,214
Less preferred dividends and accretion	(5,188)	(4,084)	(14,429)	(6,886)

Numerator for basic and diluted earnings (loss) available to common stockholders	$(3,652)	$3,801	$26,984	$11,328

Denominator:
Weighted average basic common shares outstanding	57,708	42,594	57,075	37,600
Unvested restricted stock awards	485	315	448	304

Weighted average diluted common shares outstanding	58,193	42,909	57,523	37,904

Basic and diluted earnings (loss) available to common stockholders per common share	$(0.06)	$0.09	$0.47	$0.30

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for either the three or nine months ended September 30, 2006 and 2005 as their effect would have been anti-dilutive.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform to the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Land	$389,272	$361,222
Buildings and improvements	2,075,675	1,681,617
Fixtures, furniture and equipment	272,557	236,296
Franchise fees	1,392	1,399
Construction in process	16,874	25,786

	2,755,770	2,306,320
Accumulated depreciation and amortization	(284,820)	(252,319)

	$2,470,950	$2,054,001

On January 10, 2006, the Company purchased the 284-room Marriott Del Mar located in San Diego, California for $69.1 million and named Marriott as manager. This hotel’s results of operations from the acquisition date of January 10, 2006 through Marriott’s third quarter ended September 8, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On March 17, 2006, the Company purchased the 444-room Hilton Times Square located in New York City for $241.4 million and named the Management Company as manager. In addition, concurrently with the acquisition, the Company exercised an option and made an additional $15.0 million payment to convert the property to a franchise. This hotel’s results of operations from the acquisition date of March 17, 2006 through the third quarter ended September 30, 2006 have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On May 17, 2006, the Company purchased the 335-room Embassy Suites La Jolla located near San Diego, California for $100.7 million and named Hilton Hotels Corporation as manager. This hotel’s results of operations from the acquisition date of May 17, 2006 through the third quarter ended September 30, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

On June 26, 2006, the Company purchased the 259-room W San Diego located in San Diego, California for $95.9 million and named Starwood Hotels & Resorts Worldwide, Inc. as manager. This hotel’s results of operations from the acquisition date of June 26, 2006 through the third quarter ended September 30, 2006, have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary as the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold thirteen hotels during the third quarter of 2006 for net proceeds of $132.7 million which includes the receipt of a $5.6 million note receivable. The Company recognized a net loss on sale of assets of $6.3 million, and also recognized a $4.7 million goodwill impairment loss. The Company also sold one hotel during the first quarter of 2006 for net proceeds of $25.5 million and a net gain on sale of $16.4 million, another hotel during the fourth quarter of 2005, and an additional two hotels during the second quarter of 2005. These seventeen hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three and nine months ended September 30, 2006 and 2005, related to hotel properties held for sale (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Operating revenues	$15,985	$20,164	$48,493	$57,239
Operating expenses	(11,736)	(14,075)	(36,705)	(41,949)
Interest expense	(130)	(1,158)	(446)	(4,289)
Depreciation and amortization expense	(1,527)	(2,008)	(5,209)	(6,251)
Goodwill loss	(4,733)	—	(4,733)	—
Gain (loss) on sale of hotels	(6,349)	—	10,304	2,384

Income (loss) from discontinued operations	$(8,490)	$2,923	$11,704	$7,134

The following sets forth the assets and liabilities related to the discontinued operations at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Total current assets	$—	$359
Hotel property held for sale, net	—	9,111
Deferred financing costs, net	—	190
Other assets, net	—	18

Total assets of discontinued operations	$—	$9,678

LIABILITIES
Due to Management Company	$—	$105
Total current liabilities	—	197

Total liabilities of discontinued operations	$—	$302

5. Other Real Estate

Other real estate consists of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Office building and laundry facilities:
Land	$3,824	$1,600
Buildings and improvements	6,865	4,462
Fixtures, furniture and equipment	4,383	3,796
Construction in process	2,221	214

	17,293	10,072
Accumulated depreciation	(3,514)	(2,983)

	13,779	7,089
Land held for future development or sale	1,028	456

	$14,807	$7,545

During the first quarter of 2006, the Company purchased land and an office building adjacent to one of its hotels in Troy, Michigan for $4.4 million.

6. Goodwill

The Company follows the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. In conjunction with the sale of thirteen hotel properties during the third quarter of 2006, the Company wrote off the goodwill associated with these properties totaling $4.7 million to impairment loss. The amount is included in income/(loss) from discontinued operations.

7. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Corporate property and equipment, net	$1,776	$1,726
Pre acquisition costs	400	7,865
Other receivables	6,592	6,469
Other	2,815	2,720

	$11,583	$18,780

During the first quarter of 2006, the Company received payment in full for a $4.7 million note receivable generated from its 2004 sale of the San Marcos Resort & Conference Center in Chandler, Arizona. This note was previously written down to market value, resulting in a reserve of $350,000 expensed during the fourth quarter of 2004. Upon full payment of this note in the first quarter of 2006, this reserve was reversed. Additionally, an expense of $92,000 relating to the termination of the management agreement at the hotel was paid.

During the third quarter of 2006, the buyer of thirteen of the Company’s hotels issued a $5.6 million promissory note to the Company. The note includes an interest rate of 8.0% per year on the unpaid principal balance, and is due in October 2011.

8. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from March 2007 through August 2024. The notes are collateralized by first deeds of trust on 41 hotel properties and one laundry facility.	$1,500,493	$1,106,178
Term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008, but was repaid in full in April 2006.	—	75,000

	1,500,493	1,181,178
Less: current portion	(16,959)	(4,387)

	$1,483,534	$1,176,791

In January 2006, the Company obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69% in connection with the acquisition of the Marriott Del Mar, San Diego, California.

In February 2006, the Company refinanced two of its hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%. Additionally, the Company replaced a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In connection with these transactions, the Company expensed $7.4 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

In March 2006, the Company assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and an interest rate of 5.92% in connection with the acquisition of the Hilton Times Square located in New York City.

In April 2006, the Company refinanced one of its hotel properties by defeasing the existing $52.9 million loan at a fixed interest rate of 7.5% scheduled to mature in 2008 with a portion of the proceeds from a new loan of $135.0 million at a fixed rate of 5.95% scheduled to mature in 2021. In connection with this transaction, the Company expensed $2.6 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

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

In July 2006, the Company closed a $200.0 million unsecured revolving credit facility (the “new credit facility”). This facility replaced the Company’s $150.0 million secured revolving credit facility. Amounts outstanding under the new credit facility bear interest at LIBOR plus the applicable margin for eurodollar rate advances or the Citibank, N.A. prime lending rate plus the applicable margin for base rate advances. The applicable margin ranges from 1.25% to 1.75% in the case of eurodollar rate advances and 0.25% to 0.75% in the case of base rate advances, depending upon the ratio of the Borrower’s Total Debt to EBITDA. The maturity date of this facility is July 2010. In addition, the applicable margin will increase by 2.0% upon the occurrence and during the continuance of an event of default. Subject to certain conditions, the new credit facility may be extended for one year and increased to $300.0 million. The new credit facility is unsecured and advances are not subject to any borrowing base requirement. The Company is required to maintain a pool of specified unencumbered assets (the “unencumbered pool assets”). Assets may be removed from or added to the unencumbered pool assets, subject to the satisfaction of certain conditions. The new credit facility contains customary financial covenants, including certain leverage and coverage ratios and a minimum tangible net worth. As of September 30, 2006 the Company’s revolving credit facility had no amounts outstanding, and had $13.1 million backing outstanding irrevocable letters of credit, leaving $186.9 million available. In connection with this refinancing, the Company expensed $1.3 million of deferred financing costs.

In August 2006, the Company exercised its right under the earn-out agreement for the loan on the Renaissance Orlando to draw an additional $13.0 million of debt under the agreement. The terms under the revised mortgage loan remain the same, with interest only payments at a rate of 5.30% payable until July 2008, and a maturity date in July 2016.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Continuing operations:
Interest expense	$22,538	$14,239	$59,512	$34,023
Deferred financing fees	1,458	478	4,180	2,667
Prepayment penalties	—	—	—	2,659
Loss on early extinguishment of debt	—	—	9,976	—

	$23,996	$14,717	$73,668	$39,349

Discontinued operations:
Interest expense	$8	$1,092	$86	$3,794
Deferred financing fees	122	66	360	320
Prepayment penalties	—	—	—	175

	$130	$1,158	$446	$4,289

9. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s dividend on its common stock increase beyond $1.34 per share per annum. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At September 30, 2006 and December 31, 2005, the Series C preferred stock carrying value consisted of the following (in thousands):

	2006	2005
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	246	96

	$99,246	$99,096

10. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock”, respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

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

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering (the “Offering”) 4,000,000 shares of common stock. If the Company elects to physically settle the Forward Sale Agreement in shares of common stock, the Company will receive an amount equal to approximately $111.0 million in net proceeds, subject to certain provisions of the Forward Sale Agreement, from the forward counterparty. If the Company elects to settle the Forward Sale Agreement in cash, the Company may not receive any proceeds and may owe cash to the forward counterparty. As of September 30, 2006, the Company has incurred $0.4 million in offering costs. The Forward Sale Agreement provides for settlement on one or more settlement dates within one year from the date of the closing of the Offering, subject to specified rights of the forward counterparty to accelerate settlement of the contract in its entirety. If the Company decides to physically settle the Forward Sale Agreement in its entirety, the Company will issue 4,000,000 shares of its common stock to the forward counterparty under the Forward Sale Agreement. The forward sale price is initially equal to $27.75 per share. The Forward Sale Agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the federal funds rate, less a spread component, and will be subject to decrease by specified amounts on a quarterly basis during the term of the Forward Sale Agreement. The forward sale price may also be subject to decrease if the cost to the forward counterparty of borrowing Common Stock exceeds a specified amount. If the federal funds rate is less than the spread component on any day, the interest factor will result in a daily reduction of the forward sale price. If the quarterly adjustments are larger than the cumulative effect of the interest factor, the cumulative net effect of these adjustments will result in a decrease in the forward sale price over time.

11. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended September 30, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $1.4 million and $0.6 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $3.9 million and $1.9 million, respectively.

12. Commitments and Contingencies

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended September 30, 2006 and 2005 totaled $11.2 million and $7.6 million, respectively, and $28.3 million and $20.9 million for the nine months ended September 30, 2006 and 2005, respectively. Of the total franchise costs, franchise royalties totaled $4.6 million and $4.2 million, respectively, for the three months ended September 30, 2006 and 2005, and $12.8 million and $11.4 million for the nine months ended September 30, 2006 and 2005, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $1.3 million and $1.5 million, respectively, for the three months ended September 30, 2006 and 2005 and $3.6 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Renovation and Construction Commitments

At September 30, 2006 and December 31, 2005, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2006 and December 31, 2005 totaled $27.0 million and $28.2 million, respectively.

Operating Leases

Rent expense incurred pursuant to ground lease agreements for the three months ended September 30, 2006 and 2005 totaled $1.4 million and $1.6 million, respectively, and totaled $6.0 million and $3.2 million, respectively for the nine months ended September 30, 2006 and 2005. Rent expense included in property tax, ground lease and insurance totaled $1.4 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and totaled $5.5 million and $2.4 million, respectively for the nine months ended September 30, 2006. Rent expense included in discontinued operations was nominal for the three months ended September 30, 2006, and totaled $0.3 million for the same time period in 2005. On a year-to-date basis, rent expense included in discontinued operations totaled $0.5 million and $0.8 million, respectively, for the nine months ended September 30, 2006 and 2005.

Rent expense incurred pursuant to the lease on the corporate facility for the three months ended September 30, 2006 and 2005 totaled $116,000 and $82,000, respectively, and totaled $347,000 and $274,000, respectively, for the nine months ended September 30, 2006 and 2005. This rent expense was included in corporate overhead in the accompanying statements of operations.

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

At September 30, 2006 and December 31, 2005, the Company had $13.1 million and $27.4 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2006.

13. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2006 and December 31, 2005, amounts owed to the Company by its affiliates amounted to $1.3 million and $2.0 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $72,000 and $201,000, respectively, for the three and nine months ended September 30, 2006, and $35,000 and $344,000, respectively, for the three and nine months ended September 30, 2005.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2006, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of the Management Company and the other managers of our hotels;

•	the ground or air leases for ten of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures and the impact of renovations on hotel operations; and

•	other events beyond our control.

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

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to our taxable REIT subsidiary lessee, Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis is from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR; and

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is primarily driven by occupancy and average daily rate;

•	Food and beverage revenue, which is primarily driven by occupancy and banquet/catering bookings; and,

•	Other operating revenue, which consists of ancillary hotel revenue such as performance guarantees and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.

Operating costs and expenses. Our operating costs and expenses consist of the following:

•	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which consists of the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees and assessments categories;

•	Property tax, ground lease and insurance expense, which consists of the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•	Property general and administrative expense, which consists of our property-level general and administrative expenses, such as payroll and related costs, professional fees, and travel expenses, as well as management fees with respect to our hotels;

•	Corporate overhead expense, which consists of our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which consists of depreciation on our hotel buildings, improvements, furniture, fixtures and equipment.

Most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to improvements in occupancy are accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically result in more limited increases in operating costs and expenses, primarily credit card commissions, franchise fees and franchise assessments. Thus, improvements in ADR have a more significant impact on improving our operating margins than occupancy.

We continually work with our operators to improve our operating leverage, which generally refers to the ability to generate incremental profit based on limited variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much our operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance, principal and interest payments on our debt, and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Additionally, recent increases in property insurance costs will negatively impact our margins over the next year. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we have acquired or developed since the beginning of 2005:

Hotel	Rooms	Acquisition Date
W Hotel, San Diego, California	259	June 26, 2006
Embassy Suites, La Jolla, California	335	May 17, 2006
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006
Hyatt Century Plaza, Los Angeles, California	726	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington, D.C.	807	June 23, 2005	(2)

(1)	Acquired 85% ownership interest.

(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.

The aggregate cost for the four hotels acquired during the first nine months of 2006 totaled approximately $522.1 million, or $395,000 per room.

Sale of hotels. The following table sets forth the hotels that we have sold since the beginning of 2005 and indicates their room count and sale date:

Hotel	Rooms	Sale Date
Holiday Inn, Boise, Idaho	265	September 12, 2006
Holiday Inn, Craig, Colorado	152	September 12, 2006
Holiday Inn, Price, Utah	151	September 12, 2006
Holiday Inn, Renton, Washington	226	September 12, 2006
Holiday Inn, San Diego, California	175	September 12, 2006
Crowne Plaza, Englewood, New Jersey	194	September 12, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 12, 2006
Hawthorn Suites, Kent, Washington	152	September 12, 2006
Marriott, Ogden, Utah	292	September 12, 2006
Marriott, Pueblo, Colorado	164	September 12, 2006
Courtyard, Lynnwood, Washington	164	September 12, 2006
Courtyard, Fresno, California	116	September 12, 2006
Courtyard, Santa Fe, New Mexico	213	September 12, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006
Holiday Inn, Provo, Utah	78	December 23, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005

The aggregate net sale proceeds for the fourteen hotels disposed of during our first three quarters of 2006 were $158.2 million (including a $5.6 million promissory note), or $58,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through September 30, 2006 are included in discontinued operations for all periods presented through the time of sale. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data since the beginning of 2005 through September 30, 2006 adjusted for the hotels acquired and sold during the respective periods.

	January 1, 2006 through September 30, 2006	January 1, 2005 through December 31, 2005
Portfolio Data—Hotels
Number of hotels—beginning of period	60	54
Add: Acquisitions	4	9
Less: Sales	(14)	(3)

Number of hotels—end of period	50	60

Portfolio Data—Rooms
Number of rooms—beginning of period	17,333	13,183
Add: Acquisitions	1,322	4,701
Less: Sales	(2,727)	(548)
Less: Rooms converted to other usage	—	(3)

Number of rooms—end of period	15,928	17,333

Average rooms per hotel—end of period	319	289

Operating Results

The following table presents our unaudited operating results for the three months ended September 30, 2006 and 2005, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$155,477	$111,820	$43,657	39.0%
Food and beverage	49,703	38,687	11,016	28.5%
Other operating	21,833	11,222	10,611	94.6%

Total revenues	227,013	161,729	65,284	40.4%

OPERATING EXPENSES
Hotel operating	140,112	101,246	38,866	38.4%
Property general and administrative	24,301	19,088	5,213	27.3%
Corporate overhead	3,116	3,534	(418)	(11.8)%
Depreciation and amortization	26,078	18,771	7,307	38.9%

Total operating expenses	193,607	142,639	50,968	35.7%

Operating income	33,406	19,090	14,316	75.0%
Interest and other income	616	910	(294)	(32.3)%
Interest expense	(23,996)	(14,717)	(9,279)	(63.0)%

Income before minority interest and discontinued operations	10,026	5,283	4,743	89.8%
Minority interest	—	(321)	321	100.0%

Income from continuing operations	10,026	4,962	5,064	102.1%
Income (loss) from discontinued operations	(8,490)	2,923	(11,413)	(390.5)%

NET INCOME	1,536	7,885	(6,349)	(80.5)%
Preferred stock dividends and accretion	(5,188)	(4,084)	(1,104)

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,652)	$3,801	$(7,453)

Operating Statistics
Occupancy(1)	78.7%	77.6%
Average daily rate(1)	$140.00	$130.97	$9.03	6.9%
RevPAR(1)	$110.18	$101.63	$8.55	8.4%

(1)	Operating statistics are based on 46 hotels that we owned as of September 30, 2006, and exclude 4 hotels undergoing rebranding and renovation programs (Hyatt Regency Century Plaza, Renaissance Orlando, Renaissance Washington D.C. and Marriott Tyson’s Corner).

The following table presents our unaudited operating results for the nine months ended September 30, 2006 and 2005, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	$ Change	% Change
	(dollars in thousands, except statistical data)
REVENUES
Room	$433,896	$257,905	$175,991	68.2%
Food and beverage	165,697	88,148	77,549	88.0%
Other operating	57,083	31,718	25,365	80.0%

Total revenues	656,676	377,771	278,905	73.8%

OPERATING EXPENSES
Hotel operating	396,755	230,291	166,464	72.3%
Property general and administrative	74,063	44,448	29,615	66.6%
Corporate overhead	13,495	10,278	3,217	31.3%
Depreciation and amortization	71,213	43,824	27,389	62.5%

Total operating expenses	555,526	328,841	226,685	68.9%

Operating income	101,150	48,930	52,220	106.7%
Interest and other income	2,227	2,614	(387)	(14.8)%
Interest expense	(73,668)	(39,349)	(34,319)	(87.2)%

Income before minority interest and discontinued operations	29,709	12,195	17,514	143.6%
Minority interest	—	(1,115)	1,115	100.0%

Income from continuing operations	29,709	11,080	18,629	168.1%
Income from discontinued operations	11,704	7,134	4,570	64.1%

NET INCOME	41,413	18,214	23,199	127.4%
Preferred stock dividends and accretion	(14,429)	(6,886)	(7,543)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$26,984	$11,328	$15,656

Operating Statistics
Occupancy(1)	75.6%	75.0%
Average daily rate(1)	$136.86	$126.87	$9.99	7.9%
RevPAR(1)	$103.47	$95.15	$8.32	8.7%

(1)	Operating statistics are based on 46 hotels that we owned as of September 30, 2006, and exclude 4 hotels undergoing rebranding and renovation programs (Hyatt Regency Century Plaza, Renaissance Orlando, Renaissance Washington D.C. and Marriott Tyson’s Corner).

2006 Compared to 2005

Room revenue. Room revenue increased $43.7 million, or 39.0%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase was primarily due to room revenue generated from newly acquired hotels. We acquired twelve hotels either during or subsequent to our third quarter 2005: W Hotel San Diego, Embassy Suites La Jolla, Hilton Times Square, Del Mar Marriott, Hyatt Regency Century Plaza, Fairmont Newport Beach, Renaissance Orlando, Renaissance Harborplace, Renaissance Concourse, Renaissance Long Beach, Renaissance Westchester and Renaissance Washington D.C. (which we refer to as the “twelve hotels”). The twelve hotels contributed $37.6 million to room revenue during our third quarter 2006. In addition, growth in the hotels we acquired prior to December 31, 2004 (which we refer to as our “existing portfolio”) contributed $6.1 million to room revenue during our third quarter due to increases in both occupancy ($0.6 million) and ADR ($5.5 million). For the nine months ended September 30, 2006 (which we refer to as “year-to-date”), room revenue increased $176.0 million, or 68.2%, in 2006 as compared to the same time period in 2005. We acquired thirteen hotels subsequent to January 1, 2005: W Hotel San Diego, Embassy Suites La Jolla, Hilton Times Square, Del Mar Marriott, Hyatt Regency Century Plaza, Fairmont Newport Beach, Sheraton Hotel Cerritos, Renaissance Orlando, Renaissance Harborplace, Renaissance Concourse, Renaissance Long Beach, Renaissance Westchester and Renaissance Washington D.C. (which we refer to as the “thirteen hotels”). The thirteen hotels contributed $158.2 million to room revenue year-to-date. In addition, growth in our existing portfolio contributed $17.8 million to room revenue on a year-to-date basis due to increases in both occupancy ($1.2 million) and ADR ($16.6 million).

Food and beverage revenue. Food and beverage revenue increased $11.0 million, or 28.5%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The twelve hotels contributed $10.3 million of food and beverage revenue during our third quarter 2006. Food and beverage revenue generated from our existing portfolio increased $0.7 million during our third quarter 2006 as compared to the same time period in 2005. On a year-to-date basis, food and beverage revenue increased $77.5 million, or 88.0%, in 2006 as compared to the same time period in 2005. The thirteen hotels contributed $74.4 million of food and beverage revenue year-to-date. Food and beverage revenue generated from our existing portfolio increased $3.1 million year-to-date as compared to the same time period in 2005.

Other operating revenue. Other operating revenue increased $10.6 million, or 94.6%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The twelve hotels contributed $9.9 million to other operating revenue during our third quarter 2006. In addition, other operating revenue generated from our existing portfolio contributed $0.7 million during our third quarter 2006 as compared to the same time period in 2005. On a year-to-date basis, other operating revenue increased $25.4 million, or 80.0%, in 2006 as compared to the same time period in 2005. The thirteen hotels contributed $24.2 million year-to-date. In addition, other operating revenue generated from our existing portfolio contributed $1.2 million year-to-date as compared to the same time period in 2005. A substantial portion of our other operating revenue in both the three and nine months ended September 30, 2006 resulted from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We used a total of $12.9 million of the $27.0 million performance guaranty during the nine months ended September 30, 2006 and $17.9 million cumulatively. We expect to fully utilize the remaining amount of this guaranty in the fourth quarter of 2006 and in 2007. The increases in our existing portfolio for both the three and nine months ended September 30, 2006 were primarily due to increased attrition and cancellation fees collected by our hotels, combined with increased revenue generated by our electronic purchasing platform, Buy Efficient, L.L.C.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $38.9 million, or 38.4%, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The twelve hotels contributed $35.3 million to hotel operating expense during our third quarter 2006. In addition, hotel operating expenses in our existing portfolio increased $3.6 million during our third quarter 2006 as compared to the same time period in 2005. On a year-to-date basis, hotel operating expenses increased $166.5 million, or 72.3%, in 2006 as compared to the same time period in 2005. The thirteen hotels contributed $156.8 million to hotel operating expense year-to-date. In addition, hotel operating expenses in our existing portfolio increased $9.7 million on a year-to-date basis as compared with the same time periods in 2005. These higher costs in our existing portfolio for both the three and the nine months ended September 30, 2006 were primarily a result of increases in room expense and franchise costs due to increases in occupancy and revenue, combined with increases in utility expense due to higher energy costs, and an increase in property taxes due to a $0.8 million supplemental property tax bill assessed on one of our hotels.

Property general and administrative expense. Property general and administrative expense increased $5.2 million, or 27.3%, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The twelve hotels contributed $5.7 million in property general and administrative expense during our third quarter 2006. Property general and administrative expenses in our existing portfolio decreased $0.5 million during our third quarter 2006 as compared to the same time period in 2005 primarily due to decreases in the bad debt reserves at two of our hotels totaling

$1.5 million. These decreases were partially offset by increases in management and accounting fees payable to the Management Company, and other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue. On a year-to-date basis, property general and administrative expense increased $29.6 million, or 66.6%, in 2006 as compared to the same time period in 2005. The thirteen hotels contributed $29.3 million to property general and administrative expense year-to-date. Property general and administrative expenses in our existing portfolio increased $2.4 million on a year-to-date basis as compared to the same time period in 2005 primarily due to the same increases discussed above for our third quarter 2006. On a year-to-date basis, these increases were largely offset by a decrease of $2.1 million in the nine months ended September 30, 2006 as compared with the same period in 2005 due to a bad debt reserve recorded in the second quarter of 2005 for a contract interpretation issue with a customer. This reserve was reversed during the fourth quarter of 2005, as we favorably resolved the issue.

Corporate overhead expense. Corporate overhead expense decreased $0.4 million, or 11.8%, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to a decrease in the corporate bonus accrual, partially offset by increases in payroll and related expenses, including deferred stock compensation expense. On a year-to-date basis, corporate overhead expense increased $3.2 million, or 31.3%, in 2006 as compared to the same time period in 2005. These increases were primarily a result of increases in payroll and related expenses, including deferred stock compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.3 million, or 38.9%, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The twelve hotels contributed $7.2 million in depreciation and amortization expense during our third quarter 2006. Our existing portfolio contributed an additional $0.6 million in depreciation and amortization expense during our third quarter 2006, which was partially offset by a decrease of $0.5 million due to the sale of fifteen of our hotels subsequent to our third quarter 2005. On a year-to-date basis, depreciation and amortization increased $27.4 million, or 62.5%, in 2006 as compared to the same time period in 2005. The thirteen hotels contributed $27.1 million in depreciation and amortization expense year-to-date. On a year-to-date basis, our existing portfolio contributed an additional $1.3 million, which was partially offset by a decrease of $1.0 million due to the sale of seventeen hotels subsequent to January 1, 2005.

Interest expense. Interest expense increased $9.3 million and $34.3 million during the three and nine months ended September 30, 2006, respectively, as compared to the same time periods during 2005. These increases were primarily due to greater outstanding loan balances in 2006 as compared with 2005, as we obtained additional loans to finance our acquisitions. As a result of new loans, interest expense includes an additional $8.3 million and $25.6 million in interest incurred during the three and nine months ended September 30, 2006, respectively, as compared to the same time periods in 2005. In addition, we incurred increased amortization of deferred financing fees of $1.0 million and $1.5 million during the three and nine months ended September 30, 2006, respectively. In connection with our refinancing of three hotel properties during the first nine months of 2006, we incurred a loss on early extinguishment of debt of $10.0 million related to the cost associated with the defeasance of the debt being refinanced. These increases were partially offset by a decrease of $2.8 million in prepayment penalties during the nine months ended September 30, 2006.

Our total notes payable, including the current portion, was $1,500.5 million at September 30, 2006 and $1,020.3 million at September 30, 2005, with a weighted average interest rate per annum of approximately 5.8% at both September 30, 2006 and September 30, 2005. At September 30, 2006, the interest rates for all of our outstanding notes payable were fixed.

Income (loss) from discontinued operations. Income (loss) from discontinued operations was a loss of $8.5 million and income of $2.9 million for the three months ended September 30, 2006 and 2005, respectively. On a year-to-date basis, income (loss) from discontinued operations totaled income of $11.7 million in 2006 as compared to income of $7.1 million in 2005. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” two hotels were sold during the second quarter of 2005, one was sold during the fourth quarter of 2005, one was sold during the first quarter of 2006, and thirteen were sold during the third quarter of 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these seventeen hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, notes payable, our revolving credit facility, sales of hotel properties, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of notes payable and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $124.7 million for the nine months ended September 30, 2006 compared to $78.1 million for the nine months ended September 30, 2005. This increase was primarily due to additional cash generated from acquired properties and increased cash flow generated by our existing portfolio during the nine months ended September 30, 2006.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovation of hotels. Net cash used in investing activities was $389.6 million for the nine months ended September 30, 2006 compared to $656.8 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we acquired four hotels for $522.1 million, including the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total cash outlay of $439.0 million. In addition, we paid cash of $102.9 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $0.6 million, and received net proceeds of $152.9 million from the sale of fourteen hotels combined with the collection of additional proceeds from a hotel we sold in 2004. During the same time period in 2005, we acquired eight hotels for $671.3 million, which included the assumption of $63.1 million in debt, paid a deposit of $15.0 million on an additional hotel which we acquired in October 2005, and paid $0.6 million in other deposits, for a total of $623.8 million. In addition, we paid cash of $42.4 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $18.4 million, and received net proceeds of $27.9 million from the sale of two hotels and a vacant land parcel.

Financing activities. Net cash provided by financing activities was $372.5 million for the nine months ended September 30, 2006 compared to $718.3 million for the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from notes payable of $440.5 million, and net proceeds from our preferred and common stock offerings of $54.2 million and $157.7 million, respectively, partially offset by $202.2 million of principal payments on notes payable and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $64.0 million of dividends, and $3.7 million in deferred financing costs. Net cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of proceeds from notes payable of $526.2 million, net proceeds from our preferred and common stock offerings of $216.3 million and $298.0 million, respectively, partially offset by $281.5 million of principal payments on notes payable, $38.0 million of dividends and distributions to our shareholders, and $2.8 million in deferred financing costs.

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will come from our operating activities, working capital, notes payable, our revolving credit facility, sales of hotel properties, and proceeds from public and private offerings of common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, and our revolving credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including our $200.0 million revolving credit facility, proceeds available to us under our forward sale agreement (see Note 10, Stockholders’ Equity – Common Stock), and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of September 30, 2006, our revolving credit facility had no amounts outstanding, and had $13.1 million backing outstanding irrevocable letters of credit, leaving $186.9 million available at September 30, 2006. We are subject to compliance with applicable credit ratios under the revolving credit facility. In January 2006, we obtained a $48.0 million mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69%. In February 2006, we refinanced two of our hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%, and replacing a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In March 2006, we assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and a fixed interest rate of 5.92%. In April 2006, we refinanced one of our hotel properties, replacing a $52.9 million mortgage at a fixed interest rate of 7.5%, scheduled to mature in 2008, with a 15-year $135.0 million mortgage at a fixed interest rate of 5.95%. Also in April 2006, we repaid in full our $75.0 million subordinated term loan. In May 2006, we obtained a $70.0 million mortgage loan maturing in June 2019 with a fixed interest rate of 6.60% to finance a hotel acquisition. In June 2006, we obtained a $65.0 million fixed rate mortgage loan with a maturity date of January 2018 and an interest rate of 6.14% to finance a hotel acquisition. In August 2006, we exercised our right under the earn-out agreement for a loan on one of our hotels to draw an additional $13.0 million. The terms under the revised mortgage loan remain the same, with interest only payments at a rate of 5.30% payable until July 2008, and a maturity date in July 2016.

As of September 30, 2006, all of our outstanding debt has fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2006 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,500,493	$16,959	$22,076	$365,888	$1,095,570
Interest obligations on notes payable	719,595	87,572	171,617	159,634	300,772
Operating lease obligations	310,015	4,625	9,410	8,598	287,382
Construction commitments	26,963	26,963	—	—	—
Employment obligations	2,945	1,326	1,556	63	—

Total	$2,560,011	$137,445	$204,659	$534,183	$1,683,724

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures are for the ongoing maintenance and renovation of our hotels. We also incur capital expenditures following the acquisition of hotels for renovation and development. Our capital expenditures for 2006 are expected to be approximately $130.0 million to $140.0 million, of which we spent $102.9 million in the first nine months of 2006. This renovation budget includes $27.0 million of contractual construction commitments and discretionary amounts in excess of our contractual requirements. All of these amounts are expected to be funded out of our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and/or loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2006, $35.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any off-balance sheet arrangements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2005	$101,936	$114,106	$161,729	$211,453
2006	$198,308	$231,355	$227,013

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

New Accounting Standards and Accounting Changes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the provisions of FIN 48.

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of September 30, 2006 none of our outstanding debt is subject to variable interest rates. Due to the types of debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

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

During 2003, a suit against our predecessor companies was filed by a hotel guest who became ill and alleged the illness resulted from exposure to Legionella bacteria during a stay at one of our formerly owned hotels. On September 18, 2006, we entered into a memorandum of understanding to settle this litigation for $537,500. We expect that all of this amount will be covered by our liability insurance. We will not admit any wrongdoing in connection with the settlement. If the settlement is not finalized, we intend to continue to defend this matter vigorously.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2005, filed with the SEC on February 15, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
10.1	Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on July 18, 2006).

10.2	Forward Sale Agreement between Sunstone Hotel Investors, Inc., and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 24, 2006).

10.3	First Letter Amendment dated as of August 14, 2006 to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC, as joint lead managers and joint book running managers.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 1, 2006	By:	/s/ JON D. KLINE
Jon D. Kline (Principal Financial Officer and Duly Authorized Officer)