Form 10-K
period 2006-12-31
Sunstone Hotel Investors, Inc.
filed 2007-02-08
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

903 Calle Amanecer, Suite 100 San Clemente, California	92673
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 369-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2006 as reported on the New York Stock Exchange was approximately $1.6 billion. This amount excludes 299,103 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Check one:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

The number of shares of the registrant’s Common Stock outstanding as of February 1, 2007 was 57,775,089.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2006

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

Item 1. Business

Our Company

We were incorporated in Maryland on June 28, 2004, to buy, own and renovate primarily luxury, upper upscale and upscale full-service hotels. We are a hospitality company that owns primarily luxury, upper upscale and upscale hotels in the United States. Our hotels are operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, Hyatt, Fairmont and Starwood. As of December 31, 2006, we own 49 hotels, comprising 15,758 rooms, located in 13 states in the United States, and in Washington, D.C. Our portfolio also includes midscale hotels. The terms luxury, upper upscale, upscale and midscale are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independent. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code.

Although we have historically self-managed most of our hotels, in connection with our initial public offering in October 2004, we engaged Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc., or the Management Company, to manage the majority of our hotels. As of December 31, 2006, the Management Company manages and operates 33 of our 49 hotels pursuant to management agreements with Sunstone Hotel TRS Lessee Inc., our wholly owned subsidiary, or the TRS Lessee, or its subsidiaries. Ten of our remaining hotels are managed independently under management agreements with Marriott International, Inc., three hotels are independently managed under management agreements with Hyatt Corporation, one hotel is independently managed under a management agreement with Fairmont Hotels & Resorts (U.S.), one hotel is independently managed under a management agreement with Hilton Hotels Corporation, and one hotel is independently managed under a management agreement with Starwood Hotels & Resorts Worldwide, Inc.

In connection with our initial public offering, we entered into our management agreements with the Management Company to seek to optimize the cash flow from, and the profitability of, our hotels by aligning the Management Company’s incentives with ours while maintaining, to the greatest extent practicable, the hotel management practices we employed prior to electing REIT status. Most of our then current hotel management employees became employees of the Management Company and continue in their roles at the Management Company. The Management Company maintains an office in the same building as our headquarters for many of the employees responsible for operations, sales and marketing of our hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	Positioned to Capitalize on Industry Recovery.

Significant Recent Investments. From January 1, 2003 through December 31, 2006, we have invested $335.2 million in capital renovations throughout our portfolio, including the development of one hotel, which we believe will improve the competitiveness of our hotels and better position ourselves to capitalize on the ongoing lodging industry recovery.

Luxury, Upper Upscale and Upscale Concentration. We believe the luxury, upper upscale and upscale segments, which represented approximately 92.3% of our 2006 hotel revenues, tend to outperform the lodging industry generally during an economic recovery.

Nationally-Recognized Brands. We operate substantially all of our hotels under nationally-recognized brands, including Marriott, Hilton, Hyatt, Starwood and Fairmont.

Presence in Markets with High Barriers to Entry. We believe that our hotels are located in desirable urban and suburban markets with major demand generators and significant barriers to entry for new supply, including a strong presence in California, where our hotels generated 37.7% of our 2006 revenues.

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

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Franchise Agreements

All but three of the hotels we own as of December 31, 2006 are operated under franchise or franchise management agreements. We believe that the public’s perception of the quality associated with a brand name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Management Agreements

Thirty-three of the 49 hotels we own as of December 31, 2006 are managed and operated by the Management Company pursuant to management agreements with the TRS Lessee or its subsidiaries. Our remaining 16 hotels as of December 31, 2006 are managed by Marriott International, Inc., Hilton Hotels Corporation, Hyatt Corporation, Fairmont Hotels & Resorts (U.S.), Inc. or Starwood Hotels & Resorts Worldwide, Inc under existing management agreements. The following is a general description of these agreements.

Management Company. Our management agreements with the Management Company require us to pay, on a monthly basis, a management fee ranging from 1.0% to 2.0% of our gross revenues from the hotels plus an accounting fee of $10 per room per month per hotel subject to the management agreements, subject to an annual increase based on a consumer price index, plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, will not exceed 1.5% of the total revenues for all the hotels managed by the Management Company for that fiscal year. The TRS Lessee must deliver to the Management Company a guarantee or guarantees of payment with respect to all fees payable to the Management Company.

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

Fairmont. Our Fairmont hotel is operated under a management agreement with a subsidiary of Fairmont Hotels and Resorts, (U.S.) Inc. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2015, with an option to extend the agreement for an additional twenty years. The agreement includes incentive fees ranging from between 15% and 25% of our net profit at the hotel above the achievement of certain net profit thresholds. The agreement also includes a minimum return threshold below which Fairmont will be required to make limited guarantee payments not to exceed $6.0 million to the Company, commencing in 2007.

Hilton. Our Embassy Suites La Jolla hotel is operated under a management agreement with Hilton Hotels Corporation. The agreement expires in 2016, and requires us to pay a base management fee as follows: 1.5% of gross revenues in the first operating year; 1.75% of gross revenues in the second operating year; 2.0% of gross revenues in the third operating year; and 2.25% of gross revenue in the fourth through tenth operating years. The agreement includes an incentive fee of 15% of our net profit at the hotel above the achievement of certain net profit thresholds.

Hyatt. Our Hyatt hotels are operated under management agreements with Hyatt Corporation. The agreement with respect to the Hyatt Regency, Newport Beach, California hotel requires us to pay 3.5% of total revenue for that hotel as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds and expires in 2039. The management agreement with respect to the Hyatt, Marietta, Georgia hotel requires us to pay 4.0% of total revenue for that hotel to Hyatt, and expires in 2040. The management agreement with respect to the Hyatt Regency Century Plaza, Century City, California requires us to pay 3.0% of total revenue for that hotel to Hyatt, and expires in 2025. In addition, as part of the Company’s purchase of the Hyatt Regency Century Plaza, the Company entered into a 30-year term agreement with Hyatt Corporation whereby Hyatt Corporation will provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover the Company’s debt service related to this hotel, plus a 10% return on the Company’s equity investment in the hotel, Hyatt Corporation will pay the Company the difference, up to $27.0 million over the term of the agreement. We used a total of $17.4 million of the $27.0 million performance guarantee during 2006 and $6.8 million during 2005 for a total of $24.2 million cumulatively. We expect to fully utilize the remaining amount of this guarantee in 2007. The management agreements with Hyatt include incentive fees ranging between 10.0% and 33.0% of our net profit at the hotel above the achievement of certain net profit thresholds. These management agreements may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving the hotel and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

Marriott. Four of our Marriott hotels and six of our Renaissance hotels are operated under management agreements with subsidiaries of Marriott Hotel Services, Inc. or Marriott International, Inc. These management agreements require us to pay a base management fee between 2.25% and 3.0% of total revenue from these hotels to Marriott and expire between 2014 and 2050. Additionally, six of these management agreements require an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires an incentive fee of 20.0% of net cash flow; one of the management agreements requires an incentive fee of 20.0% of net cash flow subject to the hotel achieving a certain operating threshold; and one of the management agreements requires us to pay specific percentages of both room revenue and food and beverage revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In the event of a sale of the Marriott, Troy, Michigan, Marriott has a right of first refusal to either purchase or lease the hotel or terminate the management agreement.

Starwood. Our W Hotel in San Diego, California is operated under a management agreement with Starwood Hotels & Resorts Worldwide, Inc. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2026. The agreement includes an incentive fee of 10.0% of our net profit at the hotel above the achievement of certain net profit thresholds.

The existing management agreements with Fairmont, Hilton, Hyatt, Marriott, and Starwood require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by the Company. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending December 31, 2004. Under current Federal income tax laws, we generally will not be taxed at the corporate level to the extent we distribute at least 90% of our net taxable income to our stockholders. We may, however, be subject to certain Federal, state and local taxes on our income and property and to Federal income and excise tax on our undistributed income.

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

We and the TRS Lessee must elect for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, cash items, and government securities.

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

Ground and Air Lease Agreements

Ten of our hotels are subject to ground or air leases that cover either all or portions of their respective properties. As of December 31, 2006, the terms of these ground or air leases (including renewal options) range from 29 to 90 years. These leases generally require us to make rental payments and payments for all charges, costs, expenses and liabilities, including real and personal property taxes, insurance, and utilities.

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

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on June 30, 2010, with an option to extend for an additional five years. We believe that our current facilities are adequate for our present and future operations. Our Internet address is www.sunstonehotels.com. Periodic and current SEC reports are available, free of charge, through links displayed on our web site. Our website is not a part of this report on Form 10-K.

Employees

At February 1, 2007, we had 68 employees. We believe that our relations with our employees are good. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee to operate such hotels.

Environmental

All of our hotels have been subjected to environmental reviews. Environmental consultants retained by our lenders conducted Phase I environmental site assessments on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor are we aware of, any environmental liability (including asbestos-related liability) that we believe would harm our business, financial position, results of operations or cash flow.

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

As of December 31, 2006, we had approximately $1,499.8 million of outstanding debt, and carrying such debt may harm our financial flexibility or harm our business and financial results by imposing requirements on our business.

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

We also intend to incur additional debt in connection with future acquisitions of real estate, which may include loans secured by a portfolio of some or all of the hotels we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income or otherwise to ensure that we maintain our qualification as a REIT for Federal income tax purposes. In addition, at December 31, 2006, we had $11.6 million in outstanding letters of credit.

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

Our revolving credit facility contains financial covenants that could harm our financial condition.

Our revolving credit facility contains, and notes payable that we may incur or assume in the future may contain, financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Advances under the revolving credit facility are subject to borrowing base requirements based on the hotels securing the facility. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our revolving credit facility could result in a default under one or more of our debt instruments. This could cause one or more of our lenders to accelerate the timing of our payment obligations and could harm our business, operations, financial condition or liquidity.

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

Approximately 44.9% of our hotels, the largest concentration of our hotels in any state, representing 38.1% of our rooms and 37.7% of our 2006 revenues, are located in California. The concentration of our hotels in California makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The operating results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

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

As of December 31, 2006, approximately 93.9% of our hotels, representing 92.9% of our rooms, were operated under franchise or management agreements with national franchisors. In general, under franchise arrangements, the franchisor provides marketing services and room reservations and certain other operating assistance, but requires us, as the franchisee, to pay significant fees to it, and to maintain the hotel in a required condition. If the Management Company or other management companies fail to maintain these required standards, then the franchisor may terminate the franchise agreement and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors regarding our alleged non-compliance with the franchise agreements, and we may disagree with a franchisor’s claim that we are not in compliance with applicable franchise agreements. Any disputes arising under our franchise agreements could also lead to a termination of a franchise agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise on a particular hotel, it could harm the operation, financing, financeability or value of that hotel due to the loss of the franchise name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor in general could reduce the revenue we receive from the hotels subject to that particular franchise. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain Federal income tax restrictions on lodging REITs, to pay rent to Sunstone Hotel Partnership, LLC and could harm our ability to pay dividends on our common stock or preferred stock.

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

In addition to capital expenditures required by our franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

In order to qualify as a REIT under the Code, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage the hotels. Thus, the independent management companies under management agreements with us, including, among others, the Management Company, control the daily operations of our hotels.

As of December 31, 2006, the Management Company manages and operates 33 of our 49 hotels pursuant to management agreements with the TRS Lessee or its subsidiaries. Of our remaining hotels, ten are managed independently under management agreements with Marriott International, Inc., three hotels are independently managed under management agreements with Hyatt Corporation, one hotel is independently managed under a management agreement with Fairmont Hotels & Resorts (U.S.), Inc., one hotel is independently managed under a management agreement with Hilton Hotels Corporation, and one hotel is independently managed under a management agreement with Starwood Hotels & Resorts Worldwide, Inc. Under the terms of these management agreements, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to adequately operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we may not have a contractual right to cause an independent management company to change its method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default and, therefore, need to replace any of our management companies, those events could result in significant disruptions at the affected hotels upon the termination of a manager. If any of the foregoing occurs, our relationships with franchisors may be damaged, and we may be in breach of one or more of our franchise agreements.

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

Because land underlying ten of our hotels is held by ground or air leases, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying ten of our hotels are based upon our interest under long-term ground or air leases. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations under the ground or air leases. As of December 31, 2006, the terms of these ground or air leases (including renewal options) range from 29 to 90 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground or air leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of God, occurs and the cost thereof exceeds available insurance proceeds.

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

Aggregate Share and Common Share Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

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

Authority of our Board to Amend our Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws, except with respect to amendments to the provision of our bylaws regarding our opt out of the Maryland business combination and control share acquisition statutes. Thus, our stockholders may not effect any changes to our bylaws other than as noted in the preceding sentence.

Duties of Directors. Maryland law requires that a director perform his or her duties (1) in good faith, (2) in a manner he or she reasonably believes to be in the best interests of the corporation and (3) with the care that an ordinary prudent person in a like position would use in similar circumstances. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders’ rights plan, (3) make a determination under the Maryland business combination act or the Maryland control share acquisition act or (4) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law. These provisions increase the ability of our directors to respond to a takeover and may make it more difficult for a third party to effect an unsolicited takeover.

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

Our continued success will depend to a significant extent on the efforts and abilities of our executive officers, especially Messrs. Alter, Kline, Stougaard, Kenneth Cruse and Steven Goldman, who will become Chief Executive Officer effective March 19, 2007. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with an experienced substitute, such person’s departure could harm our operations, financial condition and operating results.

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

Some of our hotel rooms are booked through independent third party Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com and Hotels.com. For the year 2006, 1.7% of our room revenues were attributable to bookings through these intermediaries. As we may continue to selectively use these third party Internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. If the amount of sales made through Internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of our 49 hotels owned at December 31, 2006, 22 are located in California, which has been historically at greater risk to certain acts of nature (such as fires and earthquakes) than other states.

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

We paid a quarterly dividend of $0.30 per share of common stock and membership unit, a quarterly dividend of $0.50 per share of series A cumulative redeemable preferred stock, or the series A preferred, and a quarterly dividend of $0.393 per share of series C cumulative convertible preferred stock, or the series C preferred, on April 17, 2006 to stockholders of record on March 31, 2006. We paid a quarterly dividend of $0.30 per share of common stock and membership unit, a quarterly dividend of $0.50 per share of the series A preferred, and a quarterly dividend of $0.393 per share of the series C preferred on July 17, 2006 to stockholders of record on June 30, 2006. We paid a quarterly dividend of $0.30 per share of common stock and membership unit, a quarterly dividend of $0.50 per share of the series A preferred, and a quarterly dividend of $0.393 per share of the series C preferred on October 16, 2006 to stockholders of record on September 29, 2006. We paid a quarterly dividend of $0.32 per share of common stock, a quarterly dividend of $0.50 per share of series A preferred, and a quarterly dividend of $0.393 per share of series C preferred on January 15, 2007 to stockholders of record on December 29, 2006. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements. Consequently, our dividend levels may fluctuate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth additional summary information with respect to our hotel portfolio as of December 31, 2006:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Year Acquired/ Developed	Year Opened/ Redeveloped	Year Last Renovated
Marriott	Del Mar	California	Upper Upscale	Full Service	284	2006	2002	N/A
Marriott	Houston	Texas	Upper Upscale	Full Service	391	2002	1981	2004
Marriott	Napa	California	Upper Upscale	Full Service	272	1998	1979	2001
Marriott	Ontario	California	Upper Upscale	Full Service	299	2003	1986	2004
Marriott	Park City	Utah	Upper Upscale	Full Service	199	1997	1985	2000
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	286	2002	1991	2004
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	2000	1999	N/A
Marriott	Provo	Utah	Upper Upscale	Full Service	330	1997	1982	1999
Marriott	Riverside	California	Upper Upscale	Full Service	286	2000	1987	2002
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	1997	1991	2003
Marriott(2)	Salt Lake City	Utah	Upper Upscale	Full Service	218	1997	1987	1999
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	2002	1990	2004
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	390	2002	1981	2004
Courtyard by Marriott(2)	Los Angeles	California	Upscale	Full Service	179	1997	1996	2001
Courtyard by Marriott	Oxnard	California	Upscale	Full Service	167	1996	1987	2004
Courtyard by Marriott	Riverside	California	Upscale	Full Service	163	1996	1988	1998
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Full Service	176	1997	1986	2004
Renaissance Concourse(2)	Atlanta	Georgia	Upper Upscale	Full Service	387	2005	1992	2003
Renaissance Harborplace(2)	Baltimore	Maryland	Upper Upscale	Full Service	622	2005	1988	2003
Renaissance Long Beach	Los Angeles (Long Beach)	California	Upper Upscale	Full Service	373	2005	1986	2005
Renaissance Orlando Resort at Sea World(2) (3)	Orlando	Florida	Upper Upscale	Full Service	780	2005	1984	2003
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	2005	1992	2004
Renaissance Westchester	New York (White Plains)	New York	Upper Upscale	Full Service	357	2005	1977	2005
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	2003	1986	2004
Residence Inn by Marriott(2)	Oxnard	California	Upscale	Extended Stay	252	1996	1987	2004
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	80	2004	2004	N/A
Residence Inn by Marriott	Sacramento	California	Upscale	Extended Stay	126	1997	1992	2004
Fairmont(2)	Los Angeles (Newport Beach)	California	Luxury	Full Service	444	2005	1983	2005
Hilton	Del Mar	California	Upper Upscale	Full Service	257	2002	1989	2003
Hilton	Huntington	New York	Upper Upscale	Full Service	302	2002	1988	2003
Hilton(2)	Times Square	New York	Upper Upscale	Full Service	444	2006	2000	N/A
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	230	2002	1986	2003
Embassy Suites Hotel	Chicago	Illinois	Upper Upscale	Extended Stay	365	2002	1991	2004
Embassy Suites Hotel	La Jolla	California	Upper Upscale	Extended Stay	335	2006	1987	2006
Hilton Garden Inn	Lake Oswego	Oregon	Upscale	Full Service	181	2000	2000	N/A
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	1997	1968	2002
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Limited Service	125	1997	1986	2003
Crowne Plaza	Grand Rapids	Michigan	Upscale	Full Service	320	2002	1980	2004
Hyatt	Marietta	Georgia	Upper Upscale	Full Service	202	2000	1984	2003
Hyatt Regency(2)	Newport Beach	California	Upper Upscale	Full Service	403	2002	1963	2004
Hyatt Regency Century Plaza	Los Angeles (Century City)	California	Upper Upscale	Full Service	728	2005	1966	2006
Hawthorn Suites	Sacramento	California	Upscale	Extended Stay	272	1997	1988	1998
Sheraton	Salt Lake City	Utah	Upper Upscale	Full Service	362	1997	1975	2001
Sheraton Cerritos(2)	Los Angeles (Cerritos)	California	Upper Upscale	Full Service	203	2005	1989	2003
Wyndham	Houston	Texas	Upscale	Full Service	472	2002	1984	2003
W Hotel	San Diego	California	Luxury	Full-Service	259	2006	2002
Independent—Valley River Inn	Eugene	Oregon	Upscale	Full Service	257	2002	1973	2003
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	707	1997	1927, Various	2003
Independent—Economy Inn and Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	1997	Various	2002

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage.

(2)	Subject to a ground or air lease.
(3)	85% ownership interest.

In addition to our hotel properties, we own an 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic. The facility in Salt Lake City, Utah services our hotels in the area, as well as third party contracts. In addition, we own four undeveloped parcels of land, in Price, Utah; Craig, Colorado; Rochester, Minnesota and Troy, Michigan.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition, Sale and Major Redevelopment Activity – Hotel Acquisitions Since December 31, 2006” for a discussion of acquisition activity since year end.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, D.C. The following table summarizes our portfolio by region, and includes the percentage of our 2006 revenues for the 49 hotels we owned as of December 31, 2006:

Region	Number of Hotels	Number of Rooms	Percentage of 2006 Revenues
California(1)	22	5,999	37.7%
Other West(2)	9	2,658	12.8
Midwest(3)	8	2,524	12.2
Middle Atlantic(4)	7	3,208	28.2
South(5)	3	1,369	9.1

Total	49	15,758	100.0%

(1)	All but three of these hotels are located in Southern California.
(2)	Includes Oregon, Texas and Utah.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes Maryland, New York, Pennsylvania, Virginia, and Washington, D.C..
(5)	Includes Florida and Georgia.

The following table presents our occupancy, average daily rate, or ADR, and RevPAR by geographic region for our hotels for 2004, 2005 and 2006. These statistics reflect the 49 hotels that we owned as of December 31, 2006 and may include periods prior to when we acquired our interest in the hotels.

Region	2004			2005			2006
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
California	76.8%	$105.04	$80.67	74.7%	$131.78	$98.44	74.3%	$143.64	$106.72
Other West	73.5	86.98	63.93	74.8	94.02	70.33	76.5	98.79	75.57
Midwest	63.0	114.73	72.28	62.8	123.37	77.48	65.1	132.74	86.41
Middle Atlantic	73.1	143.92	105.21	76.6	189.58	145.22	75.5	202.50	152.89
South	79.3	92.79	73.58	72.8	126.50	92.09	71.7	130.44	93.53
Weighted Average	72.1	105.82	76.30	73.0	135.93	99.23	73.2	145.36	106.40

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Historical Performance Comparison

The following graph compares our stockholder returns (assuming reinvestment of dividends) since October 21, 2004, the date of our initial public offering, with the S&P 500 Composite Stock Index and the Morgan Stanley REIT Index (“RMS”). The graph assumes an investment of $100 in each of Sunstone, the S&P 500 Index and the RMS on October 21, 2004. Equity REITs are defined as those companies that derive more than 75% of their income from equity investments in real estate assets. The RMS Index is a free float market capitalization weighted index that is comprised of equity REITs securities that belong to the Morgan Stanley Capital International, Inc. US Investable Market 2500 Index.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SHO”. On January 31, 2007, the last reported price per share of common stock on the NYSE was $28.29. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Distributions
2005:
First Quarter	$22.49	$20.20	$0.285
Second Quarter	$25.01	$21.20	$0.285
Third Quarter	$25.90	$23.75	$0.285
Fourth Quarter	$27.15	$22.00	$0.300
2006:
First Quarter	$29.57	$26.71	$0.300
Second Quarter	$31.20	$27.37	$0.300
Third Quarter	$30.50	$27.96	$0.300
Fourth Quarter	$30.64	$26.25	$0.320

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors our Board of Directors deems relevant.

As of February 1, 2007, we had approximately 101 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

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

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Operating Data ($ in thousands):
Revenues:
Room	$589,572	$381,217	$44,707	$236,005	$252,650	$135,636
Food and beverage	234,337	152,968	19,754	80,432	93,462	36,097
Other operating	79,147	52,293	7,155	33,553	33,432	18,522
Management and other fees from affiliates	—	—	4	688	705	194

Total revenues	903,056	586,478	71,620	350,678	380,249	190,449

Operating expenses:
Room	131,572	85,016	10,636	50,540	58,323	30,015
Food and beverage	167,116	107,191	13,367	55,255	65,575	26,156
Other operating	39,532	30,214	4,743	22,460	23,153	12,334
Advertising and promotion	51,103	37,650	4,564	20,653	23,586	11,218
Repairs and maintenance	36,784	24,597	3,339	14,318	16,890	7,672
Utilities	34,914	24,009	3,137	14,084	15,488	8,109
Franchise costs	33,930	21,776	3,108	16,947	17,977	9,753
Property tax, ground lease and insurance	55,366	31,168	4,022	18,473	23,972	9,307
Property general and administrative	102,882	66,014	8,885	28,881	30,175	12,508
Corporate overhead	19,046	14,490	7,176	23,214	25,187	19,599
Depreciation and amortization	96,285	64,612	9,329	40,751	44,336	26,038
Impairment loss	—	—	—	1,245	5,911	4,855

Total operating expenses	768,530	506,737	72,306	306,821	350,573	177,564

Operating income (loss)	134,526	79,741	(686)	43,857	29,676	12,885
Equity in earnings of unconsolidated joint venture	140	—	—	—	—	—
Interest and other income	4,208	3,079	154	560	785	2,080
Interest expense	(96,109)	(56,881)	(16,253)	(38,785)	(46,980)	(22,351)

Income (loss) before minority interest, income taxes, and discontinued operations	42,765	25,939	(16,785)	5,632	(16,519)	(7,386)
Minority interest	—	(1,761)	2,706	125	(17)	—
Income tax benefit	—	—	—	271	2,949	4,834

Income (loss) from continuing operations	42,765	24,178	(14,079)	6,028	(13,587)	(2,552)
Net income (loss) per common share	$0.59	$0.47	$(0.54)

Income (loss) from discontinued operations	10,472	6,027	(3,818)	(24,231)	(8,679)	(7,834)

Net income (loss)	53,237	30,205	$(17,897)	$(18,203)	$(22,266)	$(10,386)

Preferred stock dividends and accretion	(19,616)	(10,973)

Income available to common stockholders	$33,621	$19,232

Cash flows provided by (used in) operating activities	$163,104	$113,403	$(236)	$33,064	$60,034	$26,720

Balance sheet data ($ in thousands):
Investment in hotel properties, net	$2,477,514	$2,054,001	$1,127,272		$1,227,537	$1,316,659
Total assets	2,760,373	2,249,189	1,253,745		1,364,942	1,145,889
Total debt	1,499,828	1,181,178	712,461		917,652	942,423
Total liabilities	1,623,294	1,290,164	791,583		1,033,993	1,047,147
Equity	1,037,783	859,929	417,332		330,345	398,742
Common stock/membership unit information (in thousands):
Common stock outstanding	57,775	52,191	34,519
Membership units outstanding	—	—	3,700
Unvested restricted stock issuable(1)	409	298	293

Total diluted common stock, membership units and unvested restricted stock units outstanding	58,184	52,489	38,512

(1)	Shares of common stock issuable related to unvested restricted stock units.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily luxury, upper upscale and upscale hotels in the United States operated under leading brand names franchised or licensed from others, such as Marriott, Hilton, Hyatt, Fairmont, and Starwood.

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

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Code, Sunstone Hotel Partnership and its subsidiaries have leased our hotel properties to the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. Sunstone Hotel Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both Sunstone Hotel Partnership and our TRS Lessee, our principal source of funds on a consolidated basis are from the performance of our hotels. The earnings of the TRS Lessee are subject to taxation like other C corporations, which reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

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

We continually work with our operators to improve our operating leverage, which generally refers to the ability to translate revenues into profits by limiting variable costs. Notwithstanding our efforts to reduce variable costs, there are limits to how much our operators can accomplish in that regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, we have significant fixed costs, such as depreciation and amortization, insurance, principal and interest payments on our debt, and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenue. For example, we have experienced increases in wages, employee benefits (especially health insurance) and utility costs, which negatively affected our operating margin. Additionally, recent increases in property insurance costs will negatively impact our margins over the next year. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Acquisition, Sale and Major Redevelopment Activity

Our results during the periods discussed have been, and our future results will be, affected by our acquisition, sale and redevelopment activity during the applicable period.

Acquisition of hotels. The following table sets forth the hotels that we, or our Predecessor, acquired or developed from the beginning of 2004 through December 31, 2006, and indicates their room count and acquisition date:

Hotel	Rooms	Acquisition Date
2006
W Hotel, San Diego, California	259	June 26, 2006
Embassy Suites, La Jolla, California	335	May 17, 2006
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006
2005
Hyatt Regency Century Plaza, Los Angeles, California	728	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	780	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	373	June 23, 2005
Renaissance Westchester, White Plains, New York	357	June 23, 2005
Renaissance Washington, D.C., Washington D.C.	807	June 23, 2005(2)
2004
Residence Inn by Marriott, Rochester, Minnesota	80	June 18, 2004(3)
JW Marriott, Cherry Creek, Colorado(4)	196	April 28, 2004(3)

Total January 1, 2004 to December 31, 2006	6,299

(1)	Acquired 85% ownership interest.
(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.
(3)	Opening date of developed hotel.
(4)	Following our initial public offering, this hotel is not a part of our hotel portfolio.

The aggregate cost for these 15 hotel acquisitions was approximately $1.5 billion, or $244,000 per room.

Investment in unconsolidated joint venture. On December 28, 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel located in New York City for approximately $68.5 million. Our $68.5 million investment was funded entirely from cash on hand and is comprised of two parts: (i) a $28.5 million mezzanine loan, which bears an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture.

Acquisition of hotels since December 31, 2006. On January 4, 2007, we acquired the 499-room LAX Renaissance hotel located in Los Angeles, California for approximately $65.0 million, or approximately $130,000 per room, and retained Marriott International as manager.

Sale of hotels. The following table sets forth the hotels that we, or our Predecessor, sold from the beginning of 2004 through December 31, 2006, and indicates their room count and sale date:

Hotel	Rooms	Sale Date
2006
Holiday Inn, Rochester, Minnesota	170	December 21, 2006
Courtyard by Marriott, Fresno, California	116	September 13, 2006
Courtyard by Marriott, Lynnwood, Washington	164	September 13, 2006
Courtyard by Marriott, Santa Fe, New Mexico	213	September 13, 2006
Crowne Plaza, Englewood, New Jersey	194	September 13, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 13, 2006
Hawthorn Suites, Kent, Washington	152	September 13, 2006
Holiday Inn, Boise, Idaho	265	September 13, 2006
Holiday Inn, Craig, Colorado	152	September 13, 2006
Holiday Inn, Price, Utah	151	September 13, 2006
Holiday Inn, Renton, Washington	226	September 13, 2006
Holiday Inn, San Diego (Stadium), California	175	September 13, 2006
Marriott, Ogden, Utah	292	September 13, 2006
Marriott, Pueblo, Colorado	164	September 13, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006
2005
Holiday Inn, Provo, Utah	78	December 22, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005
2004
San Marcos Resort, Chandler, Arizona	295	November 18, 2004
Holiday Inn, Flagstaff, Arizona	156	November 10, 2004
Concord Hotel and Conference Center, Concord, California	324	September 30, 2004
Four Points—Sheraton, Silverthorne, Colorado	160	August 27, 2004
Holiday Inn, Anchorage, Alaska	247	May 27, 2004
Holiday Inn, La Mirada, California	292	May 18, 2004
Hawthorn Suites, Anaheim, California	129	April 15, 2004

Total January 1, 2004 to December 31, 2006	5,048

The aggregate net sale proceeds for the 25 closed hotel dispositions through December 31, 2006 was $252.1 million, or $50,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2006 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data (including that of our Predecessor) from the beginning of 2004 through December 31, 2006, adjusted for the hotels acquired and sold during the respective periods.

	2006	2005	2004
Portfolio Data—Hotels
Number of hotels—beginning of period	60	54	61
Add: Acquisitions	4	9	—
Add: Developments	—	—	2	(1)
Less: Sales	(15)	(3)	(7)
Less: Assets not included	—	—	(2	)(2)

Number of hotels—end of period	49	60	54
Portfolio Data—Rooms
Number of rooms—beginning of period	17,333	13,183	14,901
Add: Acquisitions	1,322	4,701	—
Add: Developments	—	—	276	(1)
Add: Room expansions	—	—	20
Less: Sales	(2,897)	(548)	(1,603)
Less: Rooms converted to other usage	—	(3)	—
Less: Assets not included	—	—	(411	)(2)

Number of rooms—end of period	15,758	17,333	13,183
Average rooms per hotel—end of period	322	289	244

(1)	Reflects the opening of the Residence Inn by Marriott, Rochester, Minnesota and the acquisition of the JW Marriott, Cherry Creek, Colorado.
(2)	Reflects the exclusion of the JW Marriott, Cherry Creek, Colorado (196 rooms) and the Embassy Suites Hotel, Los Angeles, California (215 rooms) that were not contributed in connection with our initial public offering.

Operating Results

The following table presents our operating results for 2006 and 2005, including the amount and percentage change in the results between the two periods. These period amounts can be found in our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	2006	2005	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$589,572	$381,217	$208,355	54.7%
Food and beverage	234,337	152,968	81,369	53.2
Other operating	79,147	52,293	26,854	51.4

Total revenues	903,056	586,478	316,578	54.0

Operating expenses
Hotel operating	550,317	361,621	188,696	52.2
Property general and administrative	102,882	66,014	36,868	55.8
Corporate overhead	19,046	14,490	4,556	31.4
Depreciation and amortization	96,285	64,612	31,673	49.0

Total operating expenses	768,530	506,737	261,793	51.7

Operating income	134,526	79,741	54,785	68.7
Equity in earnings of unconsolidated joint venture	140	—	140	100.0
Interest and other income	4,208	3,079	1,129	36.7
Interest expense	(96,109)	(56,881)	(39,228)	(69.9)

Income before minority interest and discontinued operations	42,765	25,939	16,826	64.9
Minority interest	—	(1,761)	1,761	100.0

Income from continuing operations	42,765	24,178	18,587	76.9
Income from discontinued operations	10,472	6,027	4,445	73.8

Net income	53,237	30,205	$23,032	76.3

Preferred stock dividends and accretion	(19,616)	(10,973)

Income available to common stockholders	$33,621	$19,232

Operating statistics
Occupancy(1)	74.4%	73.4%
Average daily rate(1)	$141.28	$131.70	$9.58	7.3%
RevPAR(1)	$105.11	$96.67	$8.44	8.7%

(1)	Operating statistics are based on 45 hotels that we owned as of December 31, 2006, and exclude four hotels undergoing rebranding and renovation programs (Hyatt Regency Century Plaza, Renaissance Orlando, Marriott Tysons Corner, and Embassy Suites La Jolla).

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

	2005	2004	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$381,217	$280,712	$100,505	35.8%
Food and beverage	152,968	100,186	52,782	52.7
Other operating	52,293	40,708	11,585	28.5
Management and other fees from affiliates	—	692	(692)	(100.0)

Total revenues	586,478	422,298	164,180	38.9

Operating expenses
Hotel operating	361,621	259,646	101,975	39.3
Property general and administrative	66,014	37,766	28,248	74.8
Corporate overhead	14,490	30,390	(15,900)	(52.3)
Depreciation and amortization	64,612	50,080	14,532	29.0
Impairment loss	—	1,245	(1,245)	(100.0)

Total operating expenses	506,737	379,127	127,610	33.7

Operating income	79,741	43,171	36,570	84.7
Interest and other income	3,079	714	2,365	331.2
Interest expense	(56,881)	(55,038)	(1,843)	(3.3)

Income (loss) before minority interest, income taxes and discontinued operations	25,939	(11,153)	37,092	332.6
Minority interest	(1,761)	2,831	(4,592)	(162.2)
Income tax benefit	—	271	(271)	(100.0)

Income (loss) from continuing operations	24,178	(8,051)	32,229	400.3
Income (loss) from discontinued operations	6,027	(28,049)	34,076	121.5

Net income (loss)	30,205	$(36,100)	$66,305	183.7

Preferred stock dividends and accretion	(10,973)

Income available to common stockholders	$19,232

Operating statistics
Occupancy(1)	73.4%	72.0%
Average daily rate(1)	$131.70	$103.99	$27.71	26.6%
RevPAR(1)	$96.67	$74.87	$21.80	29.1%

(1)	Operating statistics are based on 45 hotels that we owned as of December 31, 2006, and exclude 4 hotels undergoing rebranding and renovation programs (Hyatt Regency Century Plaza, Renaissance Orlando, Marriott Tysons Corner, and Embassy Suites La Jolla). 2004 amounts do not include prior ownership data.

Room revenue. Room revenue increased $208.4 million, or 54.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. We have acquired 13 hotels subsequent to January 1, 2005: W Hotel San Diego, Embassy Suites La Jolla, Hilton Times Square, Del Mar Marriott, Hyatt Regency Century Plaza, Fairmont Newport Beach, Sheraton Hotel Cerritos, Renaissance Orlando, Renaissance Harborplace, Renaissance Concourse, Renaissance Long Beach, Renaissance Westchester and Renaissance Washington D.C. (which we refer to as the “thirteen hotels”). The thirteen hotels contributed $184.4 million to room revenue during 2006. In addition, growth in the hotels we acquired prior to December 31, 2004 (which we refer to as our “existing portfolio”) contributed $24.0 million to room revenue during 2006 due to increases in both occupancy ($2.7 million) and ADR ($21.3 million).

Room revenue increased $100.5 million, or 35.8% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. We acquired ten hotels during the period from January 1, 2004 to January 1, 2006: Rochester Residence Inn, Renaissance Orlando, Renaissance Harborplace, Renaissance Concourse, Renaissance Long Beach, Renaissance Westchester and Renaissance Washington D.C., Sheraton Hotel Cerritos, Fairmont Newport Beach, and Hyatt Regency Century Plaza (which we refer to as the “ten hotels”). The ten hotels contributed $84.7 million to room revenue during 2005. In addition, growth in our existing portfolio contributed $26.5 million to room revenue during 2005 due to increases in both occupancy ($2.4 million) and ADR ($24.1 million). These increases were partially offset by $10.7 million in room revenue related to properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Food and beverage revenue. Food and beverage revenue increased $81.4 million, or 53.2%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The thirteen hotels contributed $77.9 million to food and beverage revenue during 2006. Food and beverage revenue generated from our existing portfolio increased $3.5 million during 2006 as compared to 2005.

Food and beverage revenue increased $52.8 million, or 52.7%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The ten hotels contributed $50.9 million to food and beverage revenue during 2005. Food and beverage revenue generated from our existing portfolio increased $4.3 million during 2005 as compared with 2004. These increases were partially offset by $2.4 million from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Other operating revenue. Other operating revenue increased $26.9 million, or 51.4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The thirteen hotels contributed $25.2 million to other operating revenue during 2006. In addition, other operating revenue generated from our existing portfolio contributed $1.6 million during 2006 as compared to 2005. A substantial portion of our other operating revenue in 2006 resulted from a performance guarantee provided by the manager of the Hyatt Regency Century Plaza. We used a total of $17.4 million of the $27.0 million performance guarantee during 2006 and $6.8 million during 2005 for a total of $24.2 million cumulatively. We expect to fully utilize the remaining amount of this guarantee in 2007, which will result in lower other operating revenues in future periods as compared to 2006 and 2005. The increases in other operating revenues from our existing portfolio during 2006 were primarily due to increased attrition and cancellation fees collected by our hotels, combined with increased revenue generated by our electronic purchasing platform, Buy Efficient, L.L.C. and by one of our laundry facilities.

Other operating revenue increased $11.6 million, or 28.5%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The ten hotels contributed $12.4 million to other operating revenue during 2005. This increase was partially offset by a decrease of $0.8 million from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor. Other operating revenue generated from our existing portfolio remained relatively constant in 2005 as compared to 2004.

Management and other fees from affiliates. No management and other fees from affiliates were generated during either the year ended December 31, 2006 or the year ended December 31, 2005. Management and other fees from affiliates in 2004 relate to the Doubletree, Nashville, Tennessee and Residence Inn by Marriott, Beverly Hills, California, which are properties owned by affiliates. Following our initial public offering, we no longer provide any services for, or receive any management or other fees from, these hotels.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $188.7 million, or 52.2%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The thirteen hotels contributed $176.3 million to hotel operating expenses during 2006. In addition, hotel operating expense in our existing portfolio increased $12.4 million during 2006 as compared to 2005. These higher costs in our existing portfolio during 2006 were primarily the result of increases in room expense and franchise costs due to increases in occupancy and revenue, combined with increases in utility expense due to higher energy costs, property and liability insurance due to higher insurance premiums, and property tax due to higher tax rates as well as supplemental tax bills assessed on several of our hotels.

Hotel operating expenses increased $102.0, or 39.3%, during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The ten hotels contributed $97.1 million in other operating expenses during 2005. In addition, hotel operating expenses in our existing hotel portfolio increased $13.8 million during 2005 as compared with 2004 primarily as a result of increases in room expenses, food and beverage expenses, advertising and promotion, and franchise costs. These increases were partially offset by $8.9 million in hotel operating expenses from properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor, as well as ground lease expense incurred in 2004 but which ground lease was purchased as a part of our formation and structuring transactions in connection with our initial public offering.

Property general and administrative expense. Property general and administrative expense increased $36.9 million, or 55.8%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The thirteen hotels contributed $31.9 million to property general and administrative expense. In addition, property general and administrative expense in our existing portfolio increased $5.0 million due to increases in management fees payable to our management companies, and other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue.

Property general and administrative expense increased $28.2 million, or 74.8%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The ten hotels contributed $18.6 million to property general and administrative expense during 2005. The remaining increase was due to $9.6 million in management and accounting fees payable to the Management Company that were not payable in 2004 prior to our initial public offering, other hotel specific expenses, such as increased credit card commissions and franchise fees associated with the overall increase in revenue, partially offset by properties that were included in our 2004 results of operations but were not contributed to us by our Predecessor.

Corporate overhead expense. Corporate overhead expense increased $4.6 million, or 31.4%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily as a result of increases in payroll and related expenses, including deferred stock compensation expense.

Corporate overhead expense decreased $15.9 million, or 52.3%, during the year ended December 31, 2005 as compared to the year ended December 31 2004, primarily as a result of the decrease in salaries and wages attributable to the transfer of certain employees to the Management Company, partially offset by the increased costs of being a public company.

Depreciation and amortization expense. Depreciation and amortization expense increased $31.7 million, or 49.0% during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The thirteen hotels contributed $30.9 million in depreciation and amortization expense during 2006. Depreciation and amortization expense in our existing portfolio increased by $0.8 million.

Depreciation and amortization increased $14.5 million, or 29.0%, during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The ten hotels contributed $15.0 million, slightly offset by properties that were included in our 2004 results of operations but were not contributed to us by the predecessor companies.

Interest expense. Interest expense increased $39.2 million, or 69.9%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily due to greater outstanding loan balances in 2006 compared with 2005, as we obtained additional loans to finance our acquisitions. As a result of new loans and refinancing activities, interest expense includes an additional $30.8 million in interest incurred during the year ended December 31, 2006 compared to the year ended December 31, 2005. In addition, we incurred increased amortization of deferred financing fees of $1.2 million during 2006 as compared to 2005. In connection with our refinancing of three hotel properties during 2006, we incurred a loss on early extinguishment of debt of $10.0 million related to the cost associated with the defeasance of the debt being refinanced. These increases were partially offset by a decrease of $2.8 million in prepayment penalties during 2006 as compared to 2005.

Interest expense increased $1.8 million, or 3.3% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. We incurred an additional $8.7 million in interest expense during 2005 as compared with 2004 due to greater outstanding loan balances in 2005 as compared with 2004, as we obtained additional loans to finance our acquisitions. This was offset by a decrease in deferred financing fees amortization of $4.0 million, a decrease in prepayment penalties of $2.4 million, and a decrease in loss on interest rate capitalization agreements of $0.5 million in 2005 as compared with 2004.

Our total notes payable, including the current portion, was $1,499.8 million at December 31, 2006 and $1,181.2 million at December 31, 2005, with a weighted average interest rate per annum of approximately 5.8% at December 31, 2006 and 5.9% at December 31, 2005. At December 31, 2006, the interest rates for all of our outstanding notes payable were fixed.

Income tax benefit. As limited liability companies, the predecessor companies were pass-through entities and not liable for Federal and certain state income taxes, which were the responsibility of their respective members. However, subsidiaries of some of our predecessor companies were corporations that were liable for taxes on their earnings. We maintain a taxable REIT subsidiary which is liable for taxes on its earnings. The change in the tax benefit is attributable to the historical tax benefit for our predecessor companies being eliminated.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled income of $10.5 million for the year ended December 31, 2006, income of $6.0 million for the year ended December 31, 2005, and a loss of $28.0 million for the year ended December 31, 2004. As described under “—Acquisition, Sale and Major Redevelopment Activity—Sale of Hotels,” we sold fifteen hotels in 2006, three hotels in 2005, and seven hotels in 2004. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, notes payable, our revolving credit facility, sales of hotel properties, contributions by the Predecessor, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, distributions to the Predecessor, repayment of notes payable and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $163.1 million for 2006 compared to $113.4 million for 2005, and $32.8 million in 2004. This increase was primarily due additional cash generated from our acquired properties and increased cash flow generated by our existing portfolio.

Investing activities. Our cash used in investing activities fluctuates primarily based on acquisitions, sales and renovation of hotels. Net cash used in investing activities was $500.7 million in the year ended December 31, 2006 compared to net cash used of $974.3 million in the year ended December 31, 2005, and net cash used of $37.0 million in the year ended December 31, 2004. During 2006, we acquired four hotels for $522.2 million, including the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, acquired an office building and land adjacent to one of our hotels for $4.4 million, incurred additional costs of $0.8 million related to our 2005 acquisitions, and paid an $8.5 million deposit for a hotel purchased in January 2007, for a total cash outlay of $448.4 million. In addition, in 2006, we paid cash of $68.6 million to acquire a 38% ownership interest in a joint venture to acquire an additional hotel, $139.4 million for renovations to our hotels, increased the balance on our restricted cash replacement reserve accounts by $2.1 million, and received net proceeds of $157.7 million from the sale of fifteen hotels combined with the collection of additional proceeds from a hotel we sold in 2004.

During 2005, we acquired nine hotels for $963.9 million, including the assumption of $63.1 million in debt and paid $6.5 million in other deposits to be applied to 2006 acquisitions, for a total of $907.3 million. In addition, we invested $71.6 million of capital expenditures in our hotels, increased the balance on our restricted cash replacement reserve accounts by $26.8 million, and we received net proceeds of $31.4 million from the sale of three hotels and a vacant land parcel.

During 2004, we developed and acquired two hotels for $38.8 million, decreased the balance on our restricted cash replacement reserve accounts by $8.7 million and invested $65.3 million of capital expenditures in our hotels. Additionally, we received net proceeds of $58.4 million from the sale of seven hotels.

Financing activities. Net cash provided by financing activities was $349.1 million for the year ended December 31, 2006 compared to net cash provided of $872.4 million for the year ended December 31, 2005, and net cash used of $15.8 million for the year ended December 31, 2004. Net cash provided by financing activities in 2006 consisted primarily of proceeds from notes payable of $440.5 million, and net proceeds from our preferred and common stock offerings of $54.1 million and $157.7 million, respectively, partially offset by $202.9 million of principal payments on notes payable and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $86.7 million of dividends, and $3.7 million in deferred financing costs.

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

Future. We expect our primary uses for cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will come from our operating activities, working capital, notes payable, our revolving credit facility, sale of hotel properties, and proceeds from our forward stock sale agreement and from public and private offerings of common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, and our revolving credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including our $200.0 million revolving credit facility, proceeds available to us under our forward sale agreement (see Note 13 to our consolidated financial statements, Stockholders’ Equity – Common Stock), and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of December 31, 2006, our revolving credit facility had no amounts outstanding, and had $11.6 million backing outstanding irrevocable letters of credit, leaving $188.4 million available at December 31, 2006. We are subject to compliance with applicable credit ratios under the revolving credit facility. In January 2006, we obtained a $48.0 million mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69%. In February 2006, we refinanced two of our hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an eleven-year $75.0 million mortgage at a fixed interest rate of 5.58%, and replacing a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In March 2006, we assumed an $81.0 million fixed rate mortgage loan with a maturity date of December 2010 and a fixed interest rate of 5.92%. In April 2006, we refinanced one of our hotel properties, replacing a $52.9 million mortgage at a fixed interest rate of 7.5%, scheduled to mature in 2008, with a 15-year $135.0 million mortgage at a fixed interest rate of 5.95%. Also in April 2006, we repaid in full our $75.0 million subordinated term loan. In May 2006, we obtained a $70.0 million mortgage loan maturing in June 2019 with a fixed interest rate of 6.60% to finance a hotel acquisition. In June 2006, we obtained a $65.0 million fixed rate mortgage loan with a maturity date of January 2018 and an interest rate of 6.14% to finance a hotel acquisition. In August 2006, we exercised our right under the earn-out agreement for a loan on one of our hotels to draw an additional $13.0 million. The terms under the revised mortgage loan remain the same, with interest only payments at a rate of 5.30% payable until July 2008, and a maturity date in July 2016.

As of December 31, 2006, all of our outstanding debt has fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2006 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,499,828	$23,231	$33,568	$353,056	$1,089,973
Interest obligations on notes payable	694,921	87,087	170,163	152,649	285,022
Operating lease obligations	319,336	4,849	9,860	8,840	295,787
Construction commitments	26,212	26,212	—	—	—
Employment obligations	2,613	1,231	1,382	—	—

Total	$2,542,910	$142,610	$214,973	$514,545	$1,670,782

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. We spent $139.4 million during 2006 for renovations to our hotels. For 2007, our renovation budget includes $26.2 million of contractual construction commitments. Our capital expenditures for the twelve months following December 31, 2006 are expected to be approximately $120.0 million to $130.0 million. All of these amounts are expected to be funded out of our operating cash flow and our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2006, $36.6 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in a joint venture. For further discussion of this joint venture and its effect on our financial condition, results of operations and cash flows, see Note 6 to the Consolidated Financial Statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2005	$101,298	$113,316	$161,060	$210,804
2006	$197,564	$230,407	$226,094	$248,991

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

•

Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in “Due to Management Company” and other liabilities in our consolidated and combined balance sheets, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

New Accounting Standards and Accounting Changes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the provisions of FIN 48, and currently cannot estimate the impact to our financial statements.

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of FAS 157, and currently cannot estimate the impact to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2006 none of our outstanding debt is subject to variable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, Sunstone Hotel Investors, Inc.’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its reports, included herein, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sunstone Hotel Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sunstone Hotel Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from October 26, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, members’ equity, and cash flow of the Sunstone Predecessor Company for the period January 1, 2004 through October 25, 2004 of Sunstone Hotel Investors, Inc. and our report dated February 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 6, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2006:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-term Incentive Plan	626,841	NA	1,285,219

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the caption “Certain Transactions” and “Corporate Governance” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Independent Public Accountant” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company.

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 22, 2005).

10.4	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

10.4.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.11.1 to Form 10-K filed by the Company on February 22, 2005).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns

Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	Form of 2004 Long-term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005).

10.8	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005).

10.9	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Revolving Credit Agreement, dated as of July 17, 2006, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to Form 8-K, filed by the Company on July 18, 2006).

10.11	Form of Investors Agreement among Sunstone Hotel Investors, Inc. and the persons named therein (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.15	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.16	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005).

10.17	Forward Sale Agreement, dated July 18, 2006, between the Company and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 24, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 10-K filed by the Company on February 22, 2005).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 7, 2007	/s/ Robert A. Alter
Robert A. Alter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lewis N. Wolff	Chairman	February 7, 2007
Lewis N. Wolff

/s/ Robert A. Alter	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2007
Robert A. Alter

/s/ Kenneth E. Cruse	Chief Financial Officer (Principal Financial Officer)	February 7, 2007
Kenneth E. Cruse

/s/ William M. Wagner	Chief Accounting Officer (Principal Accounting Officer)	February 7, 2007
William M. Wagner

/s/ Z. Jamie Behar	Director	February 7, 2007
Z. Jamie Behar

/s/ Anthony W. Dona	Director	February 7, 2007
Anthony W. Dona

/s/ Thomas A. Lewis, Jr.	Director	February 7, 2007
Thomas A. Lewis, Jr.

/s/ Keith M. Locker	Director	February 7, 2007
Keith M. Locker

/s/ Keith P. Russell	Director	February 7, 2007
Keith P. Russell

INDEX TO FINANCIAL STATEMENTS

Page
Sunstone Hotel Investors, Inc. and the Sunstone Predecessor Companies:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the year ended December 31, 2006, the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, and Combined Statements of Operations for the period January 1, 2004 through October 25, 2004

F-4

Consolidated Statements of Changes of Stockholders’ Equity for the year ended December 31, 2006, the year ended December 31, 2005, the period October 26, 2004 through December 31, 2004, and Combined Statements of Changes of Members’ Equity for the period January 1, 2004 through October 25, 2004

F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the year ended December 31, 2005 and the period October 26, 2004 through December 31, 2004, and Combined Statements of Cash Flows for the period January 1, 2004 through October 25, 2004

F-8

Notes to Consolidated and Combined Financial Statements	F-9

Schedule III—Real Estate and Accumulated Depreciation	F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from October 26, 2004 (commencement of operations) through December 31, 2004, the related combined statements of operations, members’ equity, and cash flows of the Sunstone Predecessor Company for the period January 1, 2004 through October 25, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, the period from October 26, 2004 (commencement of operations) through December 31, 2004, and the period from January 1, 2004 through October 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 6, 2007

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,029	$17,538
Restricted cash	65,669	54,305
Accounts receivable, net	41,695	42,879
Due from affiliates	1,383	1,994
Inventories	3,089	2,814
Prepaid expenses	7,006	4,187
Current assets of discontinued operations	—	359

Total current assets	147,871	124,076
Investment in hotel properties, net	2,477,514	2,054,001
Investment in hotel properties held for sale, net	—	9,111
Other real estate, net	14,673	7,545
Investment in unconsolidated joint venture	68,714	—
Deferred financing costs, net	7,381	8,299
Goodwill	22,249	27,169
Other assets, net	21,971	18,780
Other assets of discontinued operations, net	—	208

Total assets	$2,760,373	$2,249,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,912	$22,293
Accrued payroll and employee benefits	12,338	8,960
Due to Management Company	16,607	19,404
Dividends payable	23,826	19,831
Other current liabilities	32,354	29,414
Current portion of notes payable	23,231	4,387
Current liabilities of discontinued operations	—	302

Total current liabilities	140,268	104,591
Notes payable, less current portion	1,476,597	1,176,791
Other liabilities	6,429	8,782

Total liabilities	1,623,294	1,290,164
Commitments and contingencies (Note 15)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2006 and 2005, liquidation preference of $24.375 per share	99,296	99,096
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2006 and 4,850,000 shares issued and outstanding at December 31, 2005, stated at liquidation preference of $25.00 per share	176,250	121,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,775,089 shares issued and outstanding at December 31, 2006 and 52,190,649 shares issued and outstanding at December 31, 2005	578	522
Additional paid in capital	958,887	798,400
Retained earnings	65,545	12,308
Cumulative dividends	(163,477)	(72,551)

Total stockholders’ equity	1,037,783	859,929

Total liabilities and stockholders’ equity	$2,760,373	$2,249,189

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
REVENUES
Room	$589,572	$381,217	$44,707	$236,005
Food and beverage	234,337	152,968	19,754	80,432
Other operating	79,147	52,293	7,155	33,553
Management and other fees from affiliates	—	—	4	688

Total revenues	903,056	586,478	71,620	350,678

OPERATING EXPENSES
Room	131,572	85,016	10,636	50,540
Food and beverage	167,116	107,191	13,367	55,255
Other operating	39,532	30,214	4,743	22,460
Advertising and promotion	51,103	37,650	4,564	20,653
Repairs and maintenance	36,784	24,597	3,339	14,318
Utilities	34,914	24,009	3,137	14,084
Franchise costs	33,930	21,776	3,108	16,947
Property tax, ground lease, and insurance	55,366	31,168	4,022	18,473
Property general and administrative	102,882	66,014	8,885	28,881
Corporate overhead	19,046	14,490	7,176	23,214
Depreciation and amortization	96,285	64,612	9,329	40,751
Impairment loss	—	—	—	1,245

Total operating expenses	768,530	506,737	72,306	306,821

Operating income (loss)	134,526	79,741	(686)	43,857
Equity in earnings of unconsolidated joint venture	140	—	—	—
Interest and other income	4,208	3,079	154	560
Interest expense	(96,109)	(56,881)	(16,253)	(38,785)

Income (loss) before minority interest, income taxes and discontinued operations	42,765	25,939	(16,785)	5,632
Minority interest	—	(1,761)	2,706	125
Income tax benefit	—	—	—	271

Income (loss) from continuing operations	42,765	24,178	(14,079)	6,028
Income (loss) from discontinued operations	10,472	6,027	(3,818)	(24,231)

NET INCOME (LOSS)	53,237	30,205	$(17,897)	$(18,203)

Preferred stock dividends and accretion	(19,616)	(10,973)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$33,621	$19,232

Basic per share amounts:
Income (loss) from continuing operations	$0.40	$0.32	$(0.42)
Income (loss) from discontinued operations	0.19	0.15	(0.12)

Net income (loss) per common share	$0.59	$0.47	$(0.54)

Diluted per share amounts:
Income (loss) from continuing operations	$0.40	$0.32	$(0.42)
Income (loss) from discontinued operations	0.18	0.15	(0.12)

Net income (loss) per common share	$0.58	$0.47	$(0.54)

Weighted average common shares outstanding:
Basic	57,247	40,655	33,196

Diluted	57,691	40,959	33,196

Dividends paid per common share	$1.22	$1.155	$0.285

See accompanying notes to consolidated and combined financial statements.

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
	Number of Shares	Amount	Number of Shares	Amount
The Predecessor
Balance at December 31, 2003								$(1,742)	$332,087	$330,345
Contributions									25,322	25,322
Distributions									(9,350)	(9,350)
Net loss									(18,203)	(18,203)

Comprehensive loss										(18,203)

Balance at October 25, 2004								(1,742)	329,856	328,114
The Company
Adjustments for formation and structuring transactions (Note 13)									26,646	26,646
Reclassify Predecessor members’ equity			9,990,932		$354,760			1,742	(356,502)	—
Net proceeds from sale of common stock			24,459,737	$344	383,733					384,077
Record the acquisition of membership units in the Sunstone Hotel Operating Partnership from the Predecessor’s members					(195,921)					(195,921)
Record minority interests for Predecessor members’ continuing interests					(99,167)					(99,167)
Issuance of unvested restricted common stock										—
Vesting of restricted common stock			67,947	1	1,441					1,442

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
	Number of Shares	Amount	Number of Shares	Amount
Dividends declared and payable at $0.285 per share							$(9,962)			(9,962)
Net loss						$(17,897)				(17,897)

Balance at December 31, 2004			34,518,616	345	444,846	(17,897)	(9,962)	—	—	417,332
Net proceeds from sale of Series A preferred stock	4,850,000	$121,250			(3,799)					117,451
Offering costs from sale of Series C preferred stock					(130)					(130)
Net proceeds from sale of common stock			13,936,909	140	312,100					312,240
Issuance of unvested restricted common stock			35,552							—
Vesting of restricted common stock					1,992					1,992
Common dividends declared and payable at $1.155 per share							(51,616)			(51,616)
Series A preferred dividends declared and payable at $1.578 per share							(7,652)			(7,652)
Series C preferred dividends declared and payable at $0.786 per share							(3,225)			(3,225)
Accretion of discount on Series C preferred stock							(96)			(96)
Conversion of minority interest membership units in the Operating Partnership to common shares			3,699,572	37	43,391					43,428
Net income						30,205				30,205

Balance at December 31, 2005	4,850,000	121,250	52,190,649	522	798,400	12,308	(72,551)	—	—	859,929

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Members’ Equity	Total
	Number of Shares	Amount	Number of Shares	Amount
Net proceeds from sale of Series A preferred stock	2,200,000	55,000			(842)					54,158
Net proceeds from sale of common stock			5,500,000	55	157,652					157,707
Vesting of restricted common stock			84,440	1	3,677					3,678
Common dividends declared and payable at $1.22 per share							(71,277)			(71,277)
Series A preferred dividends declared and payable at $2.00 per share							(13,000)			(13,000)
Series C preferred dividends declared and payable at $1.572 per share							(6,449)			(6,449)
Accretion of discount on Series C preferred stock							(200)			(200)
Net income						53,237				53,237

Balance at December 31, 2006	7,050,000	$176,250	57,775,089	$578	$958,887	$65,545	$163,477	$—	$—	$1,037,783

See accompanying notes to consolidated and combined financial statements

SUNSTONE HOTEL INVESTORS, INC. AND SUBSIDIARIES AND

SUNSTONE PREDECESSOR COMPANIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$53,237	$30,205	$(17,897)	$(18,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense (recovery)	796	(170)	605	1,351
Minority interest	—	1,761	(2,706)	(125)
(Gain) loss on sale of hotel properties	(9,048)	(2,431)	(592)	1,251
Loss on early extinguishment of debt	9,976	—	—	—
Depreciation	101,733	73,029	9,773	49,560
Amortization of deferred franchise fees	104	129	1,685	304
Amortization of deferred financing costs	4,831	3,995	5,818	4,328
Amortization of loan premiums	(2,486)	(609)	—	—
Amortization of deferred stock compensation	3,677	1,992	1,442	—
Impairment loss—investment in hotel properties, discontinued operations and goodwill	4,920	—	—	24,393
(Gain) loss on derivatives	3	1	1	544
Equity in earnings of unconsolidated joint venture	(140)	—	—	—
Distributions of income from unconsolidated joint venture	28	—	—	—
Deferred income taxes	—	—	—	(2,617)
Changes in operating assets and liabilities:
Restricted cash	(9,290)	(1,398)	(4,739)	(1,470)
Accounts receivable	647	(14,695)	1,755	(13,528)
Due from affiliates	611	(1,847)	178	(144)
Inventories	(260)	(307)	31	(44)
Prepaid expenses and other assets	(32)	(628)	(1,105)	(7,070)
Accounts payable and other liabilities	3,244	14,412	4,740	(5,062)
Accrued payroll and employee benefits	3,378	3,146	739	41
Due to Management Company	(2,902)	4,099	36	—
Accrued pension liability	—	—	—	(445)
Discontinued operations	77	(77)	—	—

Net cash provided by (used in) operating activities	163,104	113,403	(236)	33,064

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	157,718	31,412	20,772	37,584
Restricted cash – replacement reserve	(2,074)	(26,793)	2,856	5,907
Contributions and advances to unconsolidated joint venture	(68,602)	—	—	—
Acquisitions of hotel properties	(448,373)	(907,342)	—	(38,820)
Additions to hotel properties and other real estate	(139,364)	(71,555)	(15,273)	(50,032)

Net cash (used in) provided by investing activities	(500,695)	(974,278)	8,355	(45,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	55,000	220,250	—	—
Payment of preferred stock offering costs	(842)	(3,929)	—	—
Proceeds from common stock offering	158,400	320,979	362,011	—
Payment of common stock offering costs	(693)	(8,739)	(28,511)	—
Acquisition of membership units from the Predecessor’s members	—	—	(195,921)	—
Proceeds from notes payable	440,542	701,207	396,364	60,983
Payments on notes payable	(212,868)	(295,633)	(545,979)	(74,259)
Net proceeds from the exercise of the over-allotment option	—	—	50,577	—
Purchase of minority interest	—	—	(50,577)	—
Payments of deferred financing costs	(3,726)	(4,847)	(6,141)	(345)
Acquisition of interest rate cap agreements	—	—	—	(53)
Contributions from members	—	—	—	25,322
Dividends and distributions paid	(86,731)	(56,841)	—	(9,350)
Contributions from minority interest holders	—	—	—	105
Distributions to minority interest holders	—	—	—	(40)

Net cash provided by (used in) financing activities	349,082	872,447	(18,177)	2,363

Net increase (decrease) in cash and cash equivalents	11,491	11,572	(10,058)	(9,934)
Cash and cash equivalents, beginning of year	17,538	5,966	16,024	20,229

Cash and cash equivalents, end of year	$29,029	$17,538	$5,966	$10,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$92,824	$56,265	$14,960	$41,165

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$81,000	$63,143	$—	$—

Receipt of note receivable	$5,600	$—	$—	$—

Dividends and distributions payable	$23,826	$19,831	$11,016	$—

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

The Company was formed to succeed the businesses of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”), and Sunstone/WB Hotel Investors IV, LLC (“WB IV”) (collectively, the “Sunstone Predecessor Companies” or the “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The Company was incorporated in Maryland on June 28, 2004, in anticipation of an initial public offering of common stock (the “IPO”), which was consummated on October 26, 2004 concurrently with the consummation of various formation transactions. These transactions were designed to (i) enable the Company to raise the necessary capital to acquire properties from the Predecessor and repay certain mortgage debt relating thereto, (ii) provide a vehicle for future acquisitions, (iii) enable the Company to comply with certain requirements under the federal income tax laws and regulations relating to REITs, (iv) facilitate potential financings and (v) preserve certain tax advantages for the Predecessor. From June 28, 2004 through October 25, 2004, the Company did not have any operations.

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

On October 26, 2004, the Company commenced operations after completing the IPO, which consisted of the sale of 21,294,737 shares of common stock at a price per share of $17.00, generating gross proceeds of approximately $362.0 million. The proceeds to the Company, net of underwriters’ discount and offering costs, were approximately $333.5 million. Concurrently with the IPO, the Company received gross proceeds of $75.0 million from a new unsecured term loan facility and $10.0 million from a draw on a new $150.0 million revolving credit facility. The Company also entered into a new mortgage loan with one of its existing lenders and repaid the existing indebtedness. The costs associated with the unsecured term loan facility, revolving credit facility and the new mortgage loan totaled $6.1 million. The proceeds from the IPO and the unsecured term loan facility were used to acquire limited partnership interests in the Operating Partnership held by the Predecessors’ members as a result of the IPO for $195.9 million, repay secured notes payable of $210.1 million, and purchase a ground lessor’s interest in a ground lease under one of the properties that was purchased for $6.3 million.

On November 23, 2004, as a result of the exercise of the underwriters’ over-allotment option, the Company sold an additional 3,165,000 shares of common stock resulting in gross proceeds of $53.8 million which it used to purchase an additional 3,165,000 limited partnership interests in the Operating Partnership from the Predecessor.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2006 and December 31, 2005, and for the years ended December 31, 2006 and 2005, and for the period October 26, 2004 through December 31, 2004, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. Property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessors’ historical cost basis. All significant intercompany balances and transactions have been eliminated.

The accompanying combined financial statements for the period January 1, 2004 through October 25, 2004 include the accounts of SHI, WB, and WB IV. Significant intercompany accounts and transactions have been eliminated. Minority interest for the year ended December 31, 2005 and for the period October 26, 2004 through December 31, 2004 represents the allocation of earnings to outside equity interests of the Operating Partnership.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (the “Management Company”), the manager of 33 of the Company’s properties as of December 31, 2006, as well as four of the Company’s other managers, Hyatt Corporation, Fairmont Hotels & Resorts, Hilton Hotels Corporation, and Starwood Hotels & Resorts Worldwide, Inc., which manage a combined total of six of the Company’s properties as of December 31, 2006, report results on a monthly basis. In contrast, Marriott International, Inc. (“Marriott”), the manager of ten of the Company’s properties as of December 31, 2006, uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations each for the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s results of operations for the Marriott managed hotels for the year ended December 31, 2006 include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter. The Company’s 2005 results of operations for the Marriott managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the third quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2006 and 2005, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, and ground leases, property taxes and insurance impounds. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2006 and 2005 includes an allowance for doubtful accounts of $0.6 million and $0.8 million, respectively. At December 31, 2006 and 2005, the Company had approximately $4.0 million and $4.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of these particular receivables in the amount of $50,000 and $100,000, respectively.

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

Intangible assets consist of two easement agreements and one ground lease with use rights agreement, and are initially recorded at fair value. One of the easement agreements and the ground lease with use rights agreement are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, 85 and 93 years, respectively. The cost basis of these two intangible assets amounted to $26.0 million and zero at December 31, 2006 and 2005, respectively. Accumulated amortization amounted to $0.2 million and zero at December 31, 2006 and 2005, respectively. Amortization expense for these two intangible assets amounted to $0.2 million for the year ended December 31, 2006, and zero for the years ended December 31, 2005 and 2004, respectively, and will be $0.3 million every year thereafter until the agreements expire. The second easement agreement, recorded at fair value of $9.7 million, has an indefinite useful life, and, therefore, is not amortized. This non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

Initial franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”). FAS No. 144 requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair values. When an impairment loss is required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Operating results of any long-lived assets with their own identifiable cash flows that are disposed of or held for sale are removed from income from continuing operations and reported as discontinued operations. Depreciation ceases when a property is held for sale. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations.

As a result of a depressed state in certain markets of the hotel industry, during 2004 the Predecessor determined that the carrying values of certain hotels were no longer recoverable based on estimated future undiscounted cash flows to be generated from these hotels. As a result, the Predecessor recognized an impairment loss, exclusive of impairment of discontinued operations (Note 4) and goodwill, of $1.2 million for the period January 1, 2004 through October 25, 2004, based on the difference between the carrying values and the fair values of the hotels as determined by the Predecessor based on supporting factors such as net operating cash flows, terminal capitalization rates and replacement costs. These hotels continue to be held for use by the Company and, accordingly, the hotel impairment loss is included in continuing operations for the period January 1, 2004 through October 25, 2004. No additional impairment charges were recorded on long-lived assets held for use by the Company for either the years ended December 31, 2006 and 2005, or the period October 26, 2004 through December 31, 2004. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2006.

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

Deferred Financing Costs

Deferred financing costs consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt.

Whenever the underlying debt is paid off, any related unamortized deferred financing cost is charged to interest expense. During 2006 and 2005, approximately $3.7 million and $4.8 million, respectively, were incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Interest expense related to the amortization of deferred financing costs was $4.8 million for the year ended December 31, 2006, $4.0 million for the year ended December 31, 2005, $5.8 million, of which $5.1 million was related to one-time costs associated with the initial public offering, for the period October 26, 2004 through December 31, 2004, and $4.3 million for the period January 1, 2004 through October 25, 2004.

Goodwill

The Company follows the requirements of Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. In conjunction with the sale of fourteen hotel properties during the third and fourth quarters of 2006, the Company wrote off the goodwill associated with these properties totaling $4.9 million, respectively, to impairment loss. The amount is included in income/(loss) from discontinued operations. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs.

Based on the Company’s review at December 31, 2006 and December 31, 2005, management believes that there were no additional impairments on its goodwill.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $7.5 million and $6.6 million at December 31, 2006 and 2005, respectively. Accumulated depreciation amounted to $5.7 million and $4.8 million at December 31, 2006 and 2005, respectively. Property and equipment net of related accumulated depreciation is included in other assets.

Investment in Unconsolidated Joint Venture

In December 2006 the Company entered into a joint venture agreement to obtain a 38% interest in the Doubletree Guest Suites Hotel in New York City, New York. The Company accounts for this ownership interest using the equity method. The Company does not have a controlling interest, but exercises significant influence on this investment.

Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. As of December 31, 2006, all of the Company’s outstanding debt has fixed interest rates. The Company’s fixed-rate mortgage debt is at commensurate terms with similar debt instruments based on risk, collateral, and other characteristics, except for two mortgage loans assumed in 2005, one of which was refinanced in 2006. The Company adjusted the carrying value of the remaining loan in 2006 by $0.7 million, and adjusted both loans by $3.2 million in 2005. These adjustments are included in Other Liabilities. Management believes the carrying value of the mortgage and other debt is a reasonable estimation of its fair value as of December 31, 2006 and 2005. At December 31, 2005, the Company held interest rate cap agreements to manage its exposure to the interest rate risks related to its floating rate debt. The interest rate cap agreements were recorded at their estimated fair values. The Company did not hold any interest rate cap agreements at December 31, 2006.

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

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, golf operations, retail sales, fitness services, internet access, telephone, sublease revenues relating to the restaurants and retail shops. In addition, as part of the Company’s purchase of the Hyatt Regency Century Plaza, the Company entered into a 30-year term agreement with Hyatt Corporation whereby Hyatt Corporation will provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover the Company’s debt service related to this hotel, plus a 10% return on the Company’s equity investment in the hotel, Hyatt Corporation will pay the Company the difference, up to $27.0 million over the term of the agreement. The Company recognizes into revenue quarterly, the amount due from Hyatt under this agreement. Also, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided or the revenue is earned. The Company also has an online purchasing platform (“Buy Efficient, L.L.C.”) that offers volume discounts to third parties. Revenues generated by Buy Efficient, L.L.C. include transactions fees, development fees, and rebate sales. The Company charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized when earned.

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

Income Taxes

For the years ended December 31, 2006 and 2005, as well as for the period October 26, 2004 through December 31, 2004, the Company elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended. Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

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

With respect to taxable subsidiaries, the Company and the Predecessor account for income taxes in accordance with Statement No. 109, Accounting for Income Taxes (“FAS No. 109”). Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Minority interests of the Predecessor represented the limited partners’ interest in limited partnerships that were controlled by WB IV. The carrying value of the minority interest was increased by the minority interest’s share of WB IV earnings and reduced by WB IV partnership cash distributions as well as return of capital distributions.

Dividends

The Company pays quarterly dividends to its Series A Cumulative Redeemable and Series C Cumulative Convertible Redeemable preferred stockholders, as well as its common stockholders as declared by the Board of Directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004
Numerator:
Net income (loss)	$53,237	$30,205	$(17,897)
Less preferred dividends and accretion	(19,616)	(10,973)	—

Numerator for basic and diluted earnings available to common stockholders	$33,621	$19,232	$(17,897)

Denominator:
Weighted average basic common shares outstanding	57,247	40,655	33,196
Unvested restricted stock awards	444	304	—

Weighted average diluted common shares outstanding	57,691	40,959	33,196

Basic earnings (losses) available to common stockholders per common share	$0.59	$0.47	$(0.54)

Diluted earnings (losses) available to common stockholders per common share	$0.58	$0.47	$(0.54)

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for the years ended December 31, 2006 and 2005 as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

The Predecessor reported and displayed comprehensive income (loss) and its components in accordance with Statement No. 130, Reporting Comprehensive Income (“FAS No. 130”). FAS No. 130 requires that the Predecessor’s minimum pension liability adjustment be included in other comprehensive income (loss).

Segment Reporting

Under the provision of Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS No. 131”), the Company’s operations are at this time conducted and aggregated under one segment, hotel operations.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB

Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating the impact of the provisions of FIN 48, and currently cannot estimate the impact to the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157, and currently cannot estimate the impact to the Company’s financial statements.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2006	2005
Land	$384,242	$361,222
Buildings and improvements	2,067,930	1,681,617
Fixtures, furniture and equipment	264,870	236,296
Intangibles	35,736	—
Franchise fees	1,382	1,399
Construction in process	30,808	25,786

	2,784,968	2,306,320
Accumulated depreciation and amortization	(307,454)	(252,319)

	$2,477,514	$2,054,001

On January 10, 2006, the Company purchased the 284-room Marriott Del Mar located in San Diego, California for $69.1 million and named Marriott as manager. This hotel’s results of operations from the acquisition date of January 10, 2006 through Marriott’s fourth quarter ended December 29, 2006, have been included in the Company’s statement of operations.

On March 17, 2006, the Company purchased the 444-room Hilton Times Square located in New York City for $241.5 million and named the Management Company as manager. In addition, concurrently with the acquisition, the Company exercised an option and made an additional $15.0 million payment to convert the property to a franchise. This hotel’s results of operations from the acquisition date of March 17, 2006 through the fourth quarter ended December 31, 2006 have been included in the Company’s statement of operations.

On May 17, 2006, the Company purchased the 335-room Embassy Suites La Jolla located near San Diego, California for $100.7 million and named Hilton Hotels Corporation as manager. This hotel’s results of operations from the acquisition date of May 17, 2006 through the fourth quarter ended December 31, 2006, have been included in the Company’s statement of operations.

On June 26, 2006, the Company purchased the 259-room W San Diego located in San Diego, California for $95.9 million and named Starwood Hotels & Resorts Worldwide, Inc. as manager. This hotel’s results of operations from the acquisition date of June 26, 2006 through the fourth quarter ended December 31, 2006, have been included in the Company’s statement of operations.

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

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company or its Predecessor sold 15 hotel properties during 2006, three hotel properties during 2005, and seven hotel properties during 2004. Fifteen properties were sold during 2006 for net proceeds of $163.3 million, including the receipt of a $5.6 million note receivable. One of the properties sold during 2006 was classified as “held for sale” on the Company’s consolidated balance sheet as of December 31, 2005. This property was subsequently sold in March, 2006. The Company recognized a net gain on sale of assets of $ 9.0 million, and also recognized a $4.9 million goodwill impairment loss. Three properties and two parcels of land were sold during 2005 for net proceeds of $31.4 million and a net gain on sale of $2.3 million. Two hotel properties were sold in the period October 26, 2004 through December 31, 2004, for net proceeds of $20.8 million and a net gain on sale of $592,000. Five hotel properties and one parcel of land were sold in the period January 1, 2004 through October 25, 2004, for net proceeds of $37.6 million and a net loss on sale of $1.3 million. These 25 hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with FAS No. 144.

The following sets forth the discontinued operations for the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004 related to hotel properties that have been sold (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
Operating revenues	$51,825	$76,042	$13,661	$87,515
Operating expenses	(39,483)	(58,007)	(11,587)	(70,451)
Interest expense	(446)	(5,801)	(4,355)	(7,668)
Depreciation and amortization	(5,552)	(8,546)	(2,129)	(9,113)
Goodwill and asset impairment loss	(4,920)	—	—	(23,148)
Gain (loss) on sale of hotels	9,048	2,339	592	(1,251)
Benefit from (provision for) income taxes	—	—	—	(115)

Income (loss) from discontinued operations	$10,472	$6,027	$(3,818)	$(24,231)

The following sets forth the assets and liabilities related to the discontinued operations (in thousands):

	December 31,
	2006	2005
ASSETS
Total current assets:	$—	$359
Hotel properties held for sale, net	—	9,111
Deferred financing costs, net	—	190
Other assets, net	—	18

Total assets of discontinued operations	$—	$9,678

	—
LIABILITIES
Due to Management Company	$—	$105
Total current liabilities	—	197

Total liabilities of discontinued operations	$—	$302

5. Other Real Estate

Other real estate consisted of the following (in thousands):

	December 31,
	2006	2005
Laundry facilities:
Land	$3,824	$1,600
Buildings and improvements	9,070	4,462
Fixtures, furniture and equipment	4,465	3,796
Construction in progress	89	214

	17,448	10,072
Accumulated depreciation	(3,708)	(2,983)

	13,740	7,089
Land held for investment	933	456

	$14,673	$7,545

During the first quarter of 2006, the Company purchased land and an office building adjacent to one of its hotels in Troy, Michigan for $4.4 million.

6. Investment in Unconsolidated Joint Venture

On December 28, 2006 the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel in New York City, New York. The $68.5 million investment was funded entirely from cash on hand and is comprised of two parts: (i) a $28.5 million mezzanine loan, which bears an interest rate of 8.5% on a face value of $30 million and (ii) a $40 million equity investment representing a 38% ownership interest in the joint venture. Annual dividends on the equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine year period. In addition, the equity is entitled to receive a pro-rata share of any excess equity distributions to the joint venture. At December 31, 2006, the Company’s investment amounted to $68.7 million. The Company’s equity in earnings of the unconsolidated joint venture amounted to $140,000 for the year ended December 31, 2006.

7. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Property and equipment, net	$1,730	$1,726
Pre-acquisition costs	8,985	7,865
Other receivables	8,485	6,469
Other	2,771	2,720

	$21,971	$18,780

During the third quarter of 2006, the buyer of 13 of the Company’s hotels issued a $5.6 million promissory note to the Company. The note includes an interest rate of 8.0% per year on the unpaid principal balance, and is due in October 2011.

8. Derivative Financial Instruments

At December 31, 2005, the Company held interest rate cap agreements to manage its exposure to the interest rate risks related to its floating rate debt. The fair values of the interest rate cap agreements are recorded as deferred financing costs, net on the consolidated balance sheet as of December 31, 2005. The asset balance on the consolidated balance sheet as of December 31, 2006 was zero as these agreements matured in May, 2006. None of the Company’s interest rate cap agreements held during 2006, 2005 and 2004 qualified for effective hedge accounting treatment under FAS No. 133. Accordingly, changes in the fair value of the Company’s interest rate cap agreements at December 31, 2006, 2005 and 2004, resulted in a net gain of $1,000, a net loss of $1,000 and a net loss of $545,000, respectively. The changes in fair value have been reflected as a decrease in interest expense for the year ended December 31, 2006, and an increase in interest expense for the year ended December 31, 2005, for the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004.

The following table summarizes the interest rate cap agreements at December 31 (dollars in thousands):

2005
Notional amount of variable rate debt	$285,354
Fair value of interest rate caps	$3
Interest rate cap rates	4.50%-7.19%
Maturity dates	January 2006 – May 2006

9. Due to Management Company and Other Current Liabilities

Due to Management Company

The Management Company manages 33 of the Company’s 49 hotels as of December 31, 2006. The following amounts make up the net liability owed to the Management Company (in thousands):

	December 31,
	2006	2005
Accrued payroll and employee benefits	$10,088	$10,376
Worker’s compensation	6,683	9,254
Accrued pension liability	500	1,489
Management and accounting fees payable	738	646
Other	9	—
Accumulated other comprehensive loss and reimbursements from Management Company	(1,411)	(2,361)

	$16,607	$19,404

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Property, sales, and use taxes payable	$11,039	$10,404
Accrued interest mortgage	7,421	6,023
Advanced deposits	6,542	4,479
Worker’s compensation	86	469
Other	7,266	8,039

	$32,354	$29,414

10. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2006	2005
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from March 2007 through August 2024. The notes are collateralized by first deeds of trust on 41 hotel properties and one laundry facility.	$1,499,828	$1,106,178
Term loan facility in the amount of $75.0 million requiring monthly payments of interest only subject to an interest rate at the Company’s option, equal to either a fluctuating rate equal to Citibank, N.A.’s base rate or a periodic fixed rate equal to one-, two-, or six-month LIBOR, plus, in each case, a margin of 1.25% for base rate loans and 2.25% for LIBOR loans. The term loan facility matures in October 2008, but was repaid in full in April 2006.	—	75,000

	1,499,828	1,181,178
Less: current portion	(23,231)	(4,387)

	$1,476,597	$1,176,791

We were not in default on any of our loan covenants at December 31, 2006 or 2005.

In January 2006, the Company obtained a $48.0 million fixed rate mortgage loan with a maturity date of January 2016 and a fixed interest rate of 5.69% in connection with the acquisition of the Marriott Del Mar, San Diego, California.

In February 2006, the Company refinanced two of its hotel properties, replacing a $36.9 million mortgage at a fixed interest rate of 8.25% scheduled to mature in 2008, with an 11-year $75.0 million mortgage at a fixed interest rate of 5.58%. Additionally, the Company replaced a $35.8 million mortgage at a fixed rate of 8.25% scheduled to mature in 2008, with a ten-year $34.0 million mortgage at a fixed rate of 5.66%. In connection with these transactions, the Company expensed $7.4 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

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

In July 2006, the Company closed a $200.0 million unsecured revolving credit facility (the “new credit facility”). This facility replaced the Company’s $150.0 million secured revolving credit facility. Amounts outstanding under the new credit facility bear interest at LIBOR plus the applicable margin for eurodollar rate advances or the Citibank, N.A. prime lending rate plus the applicable margin for base rate advances. The applicable margin ranges from 1.25% to 1.75% in the case of eurodollar rate advances and 0.25% to 0.75% in the case of base rate advances, depending upon the ratio of the Borrower’s Total Debt to EBITDA. The maturity date of this facility is July 2010. In addition, the applicable margin will increase by 2.0% upon the occurrence and during the continuance of an event of default. Subject to certain conditions, the new credit facility may be extended for one year and increased to $300.0 million. The new credit facility is unsecured and advances are not subject to any borrowing base requirement. The Company is required to maintain a pool of specified unencumbered assets (the “unencumbered pool assets”). Assets may be removed from or added to the unencumbered pool assets, subject to the satisfaction of certain conditions. The new credit facility contains customary financial covenants, including certain leverage and coverage ratios and a minimum tangible net worth. As of December 31, 2006, the Company’s revolving credit facility had no amounts outstanding, and had $11.6 million backing outstanding irrevocable letters of credit, leaving $188.4 million available. In connection with this refinancing, the Company expensed $1.3 million of deferred financing costs.

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

In December 2005, the Company paid off $13.1 million of floating rate debt with a maturity date of November 2007.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
Continuing operations:
Interest expense	$81,663	$50,900	$6,864	$35,157
Deferred financing fees	4,471	3,313	4,072	3,209
(Gain)/Loss on interest rate cap	(1)	1	1	419
Costs associated with early extinguishments of debt	9,976	2,667	5,316	—

	$96,109	$56,881	$16,253	$38,785

Discontinued operations:
Interest expense	$86	$4,943	$1,171	$6,424
Deferred financing fees	360	682	1,746	1,119
Loss on interest rate cap	—	—	—	125
Costs associated with early extinguishment of debt	—	176	1,438	—

	$446	$5,801	$4,355	$7,668

Aggregate future principal maturities of notes payable at December 31, 2006, are as follows (in thousands):

2007	$23,231
2008	14,842
2009	18,726
2010	102,129
2011	250,927
Thereafter	1,089,973

$1,499,828

11. Income Taxes

The income tax benefit (provision) included in the consolidated and combined statements of operations is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
Current:
Federal	$—	$—	$—	$(2,141)
State	—	—	—	(515)

	—	—	—	(2,656)

Deferred:
Federal	5,695	8,619	1,470	249
State	1,438	2,204	376	65

	7,133	10,823	1,846	314
Valuation allowance	(7,133)	(10,823)	(1,846)	2,498

Income tax benefit	$—	$—	$—	$156

Benefit from (provision for) income taxes applicable to continuing operations and discontinued operations is as follows (in thousands):

	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
Benefit from (provision for) continuing operations:
Current	—	$—	$—	$(2,133)
Deferred	—	—	—	2,404

Benefit from (provision for) continuing operations	—	—	—	271

Benefit from (provision for) discontinued operations:
Current	—	—	—	—
Deferred	—	—	—	(115)

Benefit from (provision for) discontinued operations	—	—	—	(115)

Benefit from income taxes	—	$—	$—	$156

For the period January 1, 2004 through October 25, 2004, income tax benefits primarily arose as a result of certain intercompany transactions that resulted in the reduction of deferred income tax liability that was recorded in connection with the November 22, 1999 going private transaction.

The provision for income taxes differs from the federal statutory rate primarily because (i) a significant portion of income is earned in partnerships, and, as such, is not subject to federal or most state income tax; and (ii) the goodwill associated with impairment losses is not deductible.

For the years ended December 31, 2006 and 2005 and for the period October 26, 2004 through December 31, 2004, the provision for income taxes differs from the federal statutory rate due to minor expenses that are not deductible for tax purposes.

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
NOL carryover	$19,387	$10,794
State taxes and other	533	140
Other reserves	3,833	5,696

Current deferred tax asset before valuation allowance	23,753	16,630

Deferred tax liabilities:
Depreciation	(47)	(57)
Other	—	—

	(47)	(57)

Net deferred tax asset	23,706	16,573
Valuation allowance	(23,706)	(16,573)

	$—	$—

The deferred tax assets at December 31, 2006 and 2005, were primarily due to timing differences in the deductibility of various reserves for tax purposes as compared to book purposes. A valuation allowance is maintained to offset its deferred tax assets due to uncertainties surrounding their realization.

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards of $49.3 million and $21.5 million, respectively, which begin to expire in 2019.

As of December 31, 2006 and 2005, the Company had state net operating loss carryforwards of $49.3 million and $21.5 million, respectively, which begin to expire in 2011.

12. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holder of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s common dividend on its common stock increase beyond $1.34 per share. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At December 31, 2006 and 2005, the Series C preferred stock carrying value consisted of the following (in thousands):

	December 31,
	2006	2005
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	296	96

	$99,296	$99,096

13. Stockholders’ Equity

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

$26,646

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock will generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

On October 26, 2004, the Company commenced operations after completing the IPO, which consisted of the sale of 21,294,737 shares of common stock at a price per share of $17.00, generating gross proceeds of $362.0 million. The proceeds to the Company, net of underwriters’ discount and offering costs, were $333.5 million. The proceeds from the IPO were used to acquire limited partnership interests in the Operating Partnership held by the Predecessors’ members as a result of the IPO for $195.9 million, repay secured notes payable of $210.1 million, and purchase a ground lessor’s interest in a ground lease under one of the properties that was purchased for $6.3 million. On November 23, 2004, as a result of the exercise of the underwriters’ over-allotment option, the Company sold an additional 3,165,000 shares of common stock resulting in gross proceeds of $53.8 million ($50.6 million of net proceeds), which it used to purchase an additional 3,165,000 limited partnership interests in the Operating Partnership from the Predecessor.

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

On June 10, 2005, the Company and selling stockholders completed a follow-on offering of 12,180,800 shares, including the exercise of the underwriters’ over-allotment option, of common stock at a price per share of $23.40 (before underwriting discounts and offering costs). The public offering consisted of 3,000,000 primary shares, generating gross proceeds of $70.2 million, and 9,180,800 secondary shares sold by affiliates of Westbrook Partners, LLC. The proceeds to the Company, net of underwriters’ discount and offering costs, were $65.3 million and were used for acquisitions.

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

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering (the “Offering”) 4,000,000 shares of common stock. If the Company elects to physically settle the Forward Sale Agreement in shares of common stock, the Company will receive an amount equal to approximately $111.0 million in net proceeds, subject to certain provisions of the Forward Sale Agreement, from the forward counterparty. If the Company elects to settle the Forward Sale Agreement in cash, the Company may not receive any proceeds and may owe cash to the forward counterparty. The Forward Sale Agreement expires in July 2007. As of December 31, 2006, the Company has incurred $0.4 million in offering costs. The Forward Sale Agreement provides for settlement on one or more settlement dates within one year from the date of the closing of the Offering, subject to specified rights of the forward counterparty to accelerate settlement of the contract in its entirety. If the Company decides to physically settle the Forward Sale Agreement in its entirety, the Company will issue 4,000,000 shares of its common stock to the forward counterparty under the Forward Sale Agreement. The forward sale price is initially equal to $27.75 per share. The Forward Sale Agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the federal funds rate, less a spread component, and will be subject to decrease by specified amounts on a quarterly basis during the term of the Forward Sale Agreement. The forward sale price may also be subject to decrease if the cost to the forward counterparty of borrowing Common Stock exceeds a specified amount. If the federal funds rate is less than the spread component on any day, the interest factor will result in a daily reduction of the forward sale price. If the quarterly adjustments are larger than the cumulative effect of the interest factor, the cumulative net effect of these adjustments will result in a decrease in the forward sale price over time. The forward sale agreement is accounted for as an equity instrument and does not qualify as a derivative liability.

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

As of December 31, 2006, the Operating Partnership had 57,775,089 units outstanding, all of which are held by the Company.

14. Long-Term Incentive Plan

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 2,100,000 common shares for issuance under the LTIP.

Restricted shares and restricted share units granted pursuant to the LTIP generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the years ended December 31, 2006 and 2005, and for the period October 26, 2004 through December 31, 2004, the Company’s expense related to these restricted shares and restricted share units was $5.2 million, $2.6 million, and $2.2 million, respectively.

The following is a summary of non-vested stock grant activity:

	2006		2005		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	454,413	$17.56	434,211	$17.00	—	$—
Awarded	333,665	28.76	76,458	20.92	539,474	17.00
Vested	(124,444)	19.44	(46,782)	17.95	(105,263)	17.00
Forfeited	(36,793)	27.84	(9,474)	17.00	—	—

Outstanding at end of year	626,841	22.55	454,413	17.56	434,211	17.00

At December 31, 2006, there were no options, deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

15. Commitments and Contingencies

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

Total franchise costs incurred by the Company and the Predecessor during the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004 were $37.8 million, $27.5 million, $4.1 million, and $22.9 million, respectively. Of the total franchise costs, franchise royalties totaled $16.4 million, $15.0 million, $2.2 million, and $12.7 million, respectively. The remaining franchise costs include advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $3.9 million, $5.7 million, $1.0 million, and $6.0 million, respectively for the years ended December 31, 2006 and 2005, for the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004.

In connection with the IPO, the Company obtained franchisor consents from the Company’s various franchisors, which, among other things, required the Company to execute new franchise agreements and pay certain fees totaling $1.7 million, which were expensed during the period October 26, 2004 through December 31, 2004.

Renovation and Construction Commitments

At December 31, 2006 and 2005, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2006 and 2005 totaled $26.2 million and $28.2 million, respectively.

Operating Leases

At December 31, 2006, the Company was obligated under the terms of ten ground or air leases and a lease on the corporate facility, which mature from dates ranging from 2010 through 2096, excluding renewal options. Payments on one of the ground leases and the air lease require payments of $1.00 annually. Future minimum payments under the terms of the operating leases in effect at December 31, 2006 are as follows (in thousands):

2007	$4,849
2008	4,903
2009	4,957
2010	4,602
2011	4,238
Thereafter	295,787

$319,336

Rent expense incurred pursuant to these ground lease agreements for the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004, totaled $7.7 million, $4.8 million, $0.5 million, and $3.2 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $7.2 million and $3.8 million for the years ended December 31, 2006 and 2005, $0.4 million for the period October 26, 2004 through December 31, 2004, and $2.3 million for the period January 1, 2004 through October 25, 2004. Rent expense included in discontinued operations totaled $0.5 million and $1.0 million for the years ended December 31 2006 and 2005, respectively, $0.1 million for the period October 26, 2004 through December 31, 2004, and $0.9 million for the period January 1, 2004 through October 25, 2004.

Rent expense incurred pursuant to the lease on the corporate facility for the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004, totaled $0.5 million, $0.4 million, $0.1 million, and $0.6 million, respectively, and was included in general and administrative expenses in the accompanying statements of operations.

Employment Agreements

As of December 31, 2006, the Company has employment agreements with certain executive employees, which expire through October 2009. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2006 (in thousands):

2007	$1,231
2008	754
2009	628

$2,613

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

Litigation

During 2003, a suit against the Predecessor was filed by a hotel guest who became ill and alleged the illness resulted from exposure to Legionella bacteria during a stay at one of the Company’s formerly owned hotels. On September 18, 2006, the Company entered into a memorandum of understanding to settle this litigation for $537,500. The Company expects that all of this amount will be covered by its liability insurance. The Company will not admit any wrongdoing in connection with the settlement. If the settlement is not finalized, the Company intends to continue to defend this matter vigorously

Additionally, the Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such additional matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by the Management Company. At December 31, 2006, the percentage of Management Company employees covered by such collective bargaining agreements represents approximately 13.9% of the total number of employees.

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

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2006 are as follows (in thousands):

2007	$282
2008	289
2009	318
2010	321
2011	344
Thereafter	1,989

$3,543

401(k) Savings and Retirement Plan

Beginning in 2005, the Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company for the years ended December 31, 2006 and 2005 were $171,000 and $132,000, respectively.

The Company is also responsible for the Management Company’s 401(k) Plan, and matches up to three percent of the Management Company’s employee contributions at 50 percent. Employees are eligible to participate in the Management Company’s 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Matching contributions made by the Company for the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and by the Predecessor for the period January 1, 2004 through October 25, 2004 totaled $855,000, $568,000, $85,000, and $495,000, respectively.

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

At December 31, 2006 and 2005, the Company had $11.6 million and $27.4 million, respectively, of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to the Management Company, workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. There have been no draws made through December 31, 2006.

16. Transactions With Affiliates

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

For the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004 aggregate management fees and asset management fees earned from affiliates totaled $4,000 and $330,000, respectively. The Company did not earn any management fees for either of the years ended December 31, 2006 or 2005.

Accounting Fee

Prior to the Company’s IPO, the Company received an accounting fee from certain affiliates equal to $10 per available room per month. Aggregate accounting fees earned from affiliates totaled $40,000 for the period January 1, 2004, through October 25, 2004. No accounting fees were earned by the Company during 2006, 2005, or during the period October 26, 2004 through December 31, 2004.

Acquisition Fees

During the period January 1, 2004 through October 1, 2004, in connection with successful acquisitions of hotel properties by certain affiliated companies, the Predecessor received aggregate acquisition fees in the amount of $318,000, in exchange for rendering services in connection with such acquisitions. Such acquisition fees were recognized as revenue and were included in management and other fees from affiliates. No acquisition fees were earned in 2006, 2005, or during the period October 26, 2004 through December 31, 2004.

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2006 and 2005, amounts owed to the Company by its affiliates amounted to $1.4 million and $2.0 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and President, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $253,000, $393,000, $4,000 and $743,000, respectively, for the years ended December 31, 2006 and 2005, the period October 26, 2004 through December 31, 2004, and the period January 1, 2004 through October 25, 2004.

17. Quarterly Results (Unaudited)

The combined and consolidated quarterly results for the years ended December 31, 2006 and 2005, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues – Continuing Operations
2006	$197,564	$230,407	$226,094	$248,991
2005	101,298	113,316	161,060	210,804
Operating income – Continuing Operations
2006	26,166	41,484	33,343	33,533
2005	12,300	17,664	19,202	30,575
Net income
2006	17,825	22,052	1,536	11,824
2005	1,797	8,532	7,885	11,991
Earnings (loss) per share – basic and diluted
2006	$0.25	$0.29	$(0.06)	$0.11
2005	$0.04	$0.17	$0.09	$0.16

Net income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with Statement No. 144.

Contract Interpretation Issue

During the fourth quarter of 2005, the Company favorably resolved its contract interpretation issue with a customer who operates under a contract with the United States government, and fully reversed $2.1 million in bad debt reserve which had been recorded by the Company in the second quarter of 2005.

18. Subsequent Events

On January 4, 2007, the Company acquired the 499-room LAX Renaissance hotel located in Los Angeles, California for approximately $65.0 million and named Marriott International as manager. The acquisition was initially funded through a draw on the Company’s unsecured revolving credit facility that will be repaid through a partial settlement of the forward equity agreement.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(In Thousands)

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2006		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
			Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.
Crowne Plaza—Grand Rapids	$13,317		$1,488	$15,698	$—	$2,766	$1,488	$18,464	$19,952	$2,493	N/A	2002	5-35
Courtyard by Marriott—Los Angeles			—	8,446	—	8,172	—	16,618	16,618	4,090	N/A	1999	5-35
Courtyard by Marriott—Oxnard	(a	)	1,637	8,041	—	2,882	1,637	10,923	12,560	2,292	N/A	1999	5-35
Courtyard by Marriott—Riverside	(a	)	395	8,483	—	1,256	395	9,739	10,134	2,271	N/A	1999	5-35
Courtyard by Marriott—San Diego	(a	)	1,569	15,336	—	3,353	1,569	18,689	20,258	4,282	N/A	1999	5-35
Doubletree—Minneapolis	(b	)	1,150	9,953	—	3,118	1,150	13,071	14,221	1,785	N/A	2002	5-35
Embassy Suites Hotel—Chicago	75,000		79	46,886	6,348	7,005	6,427	53,891	60,318	7,529	N/A	2002	5-35
Embassy Suites—La Jolla	70,000		27,900	70,450	—	—	27,900	70,450	98,350	1,582	N/A	2006	5-35
Fairmont—Newport Beach			—	65,769	—	25,154	—	90,923	90,923	3,847	N/A	2005	5-35
Hawthorn Suites—Sacramento	(a	)	3,517	19,023	—	1,032	3,517	20,055	23,572	4,964	N/A	1999	5-35
Hilton—Del Mar	(b	)	4,106	22,353	—	4,420	4,106	26,773	30,879	3,797	N/A	2002	5-35
Hilton—Huntington	(a	)	6,730	41,198	—	4,528	6,730	45,726	52,456	6,523	N/A	2002	5-35
Hilton Garden Inn—Lake Oswego			2,534	9,400	—	270	2,534	9,670	12,204	2,182	N/A	2000	5-35
Hilton—Times Square	81,542		—	221,488	—	387	—	221,875	221,875	6,413	N/A	2006	5-35
Holiday Inn—San Diego (Harbor View)	(a	)	875	15,648	—	7,645	875	23,293	24,168	5,743	N/A	1999	5-35
Holiday Inn Express—San Diego (Old Town)	(a	)	2,070	10,005	—	971	2,070	10,976	13,046	2,645	N/A	1999	5-35
Hyatt—Atlanta			2,700	15,359	—	(3,452)	2,700	11,907	14,607	3,240	N/A	2000	5-35
Hyatt Regency—Century Plaza	175,000		174,155	110,272	—	12,086	174,155	122,358	296,513	5,041	N/A	2005	5-35
Hyatt Regency—Newport Beach			—	30,549	—	7,980	—	38,529	38,529	5,116	N/A	2002	5-35
Kahler Hotel—Rochester	(b	)	3,411	45,349	—	9,562	3,411	54,911	58,322	12,190	N/A	1999	5-35
Kahler Inn & Suites—Rochester	(a	)	1,666	21,582	(173)	839	1,493	22,421	23,914	5,582	N/A	1999	5-35
Marriott—Del Mar	48,000		5,125	57,633	—	94	5,125	57,727	62,852	2,053	N/A	2006	5-35

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(In Thousands)

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2006		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
			Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.
Marriott—Houston	(b	)	4,167	19,155	—	3,305	4,167	22,460	26,627	2,956	N/A	2002	5-35
Marriott—Napa Valley			5,845	21,975	3,000	27,784	8,845	49,759	58,604	10,191	N/A	1999	5-35
Marriott—Ontario	(b	)	5,057	18,481	—	3,342	5,057	21,823	26,880	2,941	N/A	2003	5-35
Marriott—Park City	(b	)	2,260	17,778	—	4,264	2,260	22,042	24,302	4,947	N/A	1999	5-35
Marriott—Philadelphia	(b	)	3,297	29,710	—	3,885	3,297	33,595	36,892	4,660	N/A	2002	5-35
Marriott—Portland			5,341	20,705	—	1,367	5,341	22,072	27,413	4,871	N/A	2000	5-35
Marriott—Provo	(a	)	1,117	18,676	—	3,997	1,117	22,673	23,790	4,881	N/A	1999	5-35
Marriott—Riverside			2,145	8,689	—	6,150	2,145	14,839	16,984	2,618	N/A	2000	5-35
Marriott—Rochester	(a	)	1,851	39,714	—	3,827	1,851	43,541	45,392	10,604	N/A	1999	5-35
Marriott—Salt Lake City	(a	)	—	19,918	—	2,724	—	22,642	22,642	5,167	N/A	1999	5-35
Marriott—Troy	(b	)	2,701	45,814	—	5,297	2,701	51,111	53,812	7,142	N/A	2002	5-35
Marriott—Tysons Corner	(b	)	3,897	43,528	—	6,358	3,897	49,886	53,783	6,952	N/A	2002	5-35
Renaissance Concourse	(a	)	—	32,716	—	399	—	33,115	33,115	1,847	N/A	2005	5-35
Renaissance Harborplace	110,000		25,085	102,707	—	1,258	25,085	103,965	129,050	5,787	N/A	2005	5-35
Renaissance Long Beach	35,000		10,437	37,300	—	500	10,437	37,800	48,237	2,089	N/A	2005	5-35
Renaissance Orlando Resort at Sea World	88,000		—	119,733	—	6,016	—	125,749	125,749	6,705	N/A	2005	5-35
Renaissance Washington D.C.	135,000		14,563	132,800	—	2,623	14,563	135,423	149,986	6,906	N/A	2005	5-35
Renaissance Westchester	30,000		12,874	33,237	—	4,123	12,874	37,360	50,234	1,742	N/A	2005	5-35
Residence Inn—Manhattan Beach	(a	)	7,990	8,024	—	1,137	7,990	9,161	17,151	1,026	N/A	2003	5-35
Residence Inn—Oxnard	(a	)	2,894	19,386	—	2,922	2,894	22,308	25,202	5,131	N/A	1999	5-35
Residence Inn—Rochester			225	9,652	173	938	398	10,590	10,988	954	2004	NA	5-35
Residence Inn—Sacramento	(a	)	2,020	13,050	—	1,418	2,020	14,468	16,488	3,424	N/A	1999	5-35
Sheraton—Cerritos	8,882		—	24,737	—	285	—	25,022	25,022	1,230	N/A	2005	5-35
Sheraton—Salt Lake City	(a	)	5,629	30,964	—	(4,500)	5,629	26,464	32,093	6,484	N/A	1999	5-35
Valley River Inn—Eugene	(b	)	1,806	14,113	—	1,459	1,806	15,572	17,378	2,183	N/A	2002	5-35
W Hotel—San Diego	65,000		6,400	85,131	—	7	6,400	85,138	91,538	1,637	N/A	2006	5-35
Wyndham—Houston	34,000		6,184	35,628	—	4,737	6,184	40,365	46,549	5,505	N/A	2002	5-35

Total	$968,741		$374,892	$1,872,242	$9,348	$195,690	$384,240	$2,067,932	$2,452,172	$216,240

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(In Thousands)

	Encmbr.	Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2006		Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
		Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.
Investments in Other Real Estate
TCS—Rochester	$5,451	$1,600	$—	$—	$6,929	$1,600	$6,929	$8,529	$1,130	N/A	1999	5-35
Office Building—Troy		2,224	2,140	—	—	2,224	2,140	4,364	76	N/A	2006	5-35
Land held for future development or sale	—	4,500	—	(3,567)	—	933	—	933	—	N/A	1999	5-35

	$5,451	$8,324	$2,140	$(3,567)	$6,929	$4,757	$9,069	$13,826	$1,206

		Hotel Properties			Other Real Estate Investments
		2006	2005	2004	2006	2005	2004
(1)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$2,052,675	$1,157,110	$1,213,918	$6,518	$6,286	$6,278
	Additions during year:
	Acquisitions	474,906	895,608	6,348	4,360	—	—
	Improvements	89,126	28,252	47,976	2,948	232	8
	Impairment loss	—	—	(24,393)	—	—	—
	Disposals during the year	(164,535)	(28,295)	(62,326)	—	—	—
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	—	—	(24,413)	—	—	—

	Balance at the end of the year	$2,452,172	$2,052,675	$1,157,110	$13,826	$6,518	$6,286

(2)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$177,677	$134,159	$111,000	$977	$824	$662
	Depreciation for the year	70,383	47,993	37,154	229	153	162
	Retirement	(31,820)	(4,475)	(11,345)	—	—	—
	Eliminate property not contributed to Sunstone Hotel Investors, Inc.	—	—	(2,650)	—	—	—

	Balance at the end of the year	$216,240	$177,677	$134,159	$1,206	$977	$824

(a)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2006 of $249,636,462.
(b)	Property is pledged as collateral by the note payable secured by deed of trust dated April 29, 2005 with a current balance at December 31, 2006 of $276,000,000.