Form 10-Q
period 2007-03-31
Sunstone Hotel Investors, Inc.
filed 2007-05-03
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

62,453,021 shares, of Common Stock, $0.01 par value, as of April 30, 2007

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,104	$29,029
Restricted cash	74,937	65,669
Accounts receivable, net	48,861	41,695
Due from affiliates	1,284	1,383
Inventories	3,074	3,089
Prepaid expenses	8,922	7,006

Total current assets	152,182	147,871
Investment in hotel properties, net	2,784,891	2,477,514
Other real estate, net	14,868	14,673
Investment in unconsolidated joint venture	66,729	68,714
Deferred financing costs, net	7,226	7,381
Goodwill	22,249	22,249
Other assets, net	14,556	21,971

Total assets	$3,062,701	$2,760,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,470	$31,912
Accrued payroll and employee benefits	11,446	12,338
Due to SHP	15,242	16,607
Dividends payable	23,949	23,826
Other current liabilities	36,561	32,354
Current portion of notes payable	24,542	23,231

Total current liabilities	149,210	140,268
Notes payable, less current portion	1,787,330	1,476,597
Other liabilities	6,958	6,429

Total liabilities	1,943,498	1,623,294
Commitments and contingencies (Note 12)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006, liquidation preference of $24.375 per share	99,346	99,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,818,140 shares issued and outstanding at March 31, 2007 and 57,775,089 shares issued and outstanding at December 31, 2006	578	578
Additional paid in capital	959,786	958,591
Retained earnings	70,373	65,545
Cumulative dividends	(187,130)	(163,181)

Total stockholders’ equity	1,019,857	1,037,783

Total liabilities and stockholders’ equity	$3,062,701	$2,760,373

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUES
Room	$156,801	$124,868
Food and beverage	65,612	55,790
Other operating	17,433	16,906

Total revenues	239,846	197,564

OPERATING EXPENSES
Room	35,701	28,037
Food and beverage	47,642	38,478
Other operating	9,968	9,619
Advertising and promotion	13,835	11,518
Repairs and maintenance	9,705	8,154
Utilities	8,673	7,864
Franchise costs	8,422	6,266
Property general and administrative	27,568	23,499
Property tax, ground lease, and insurance	14,183	11,019
Corporate overhead	7,331	5,875
Depreciation and amortization	27,586	21,069

Total operating expenses	210,614	171,398

Operating income	29,232	26,166
Equity in losses of unconsolidated joint venture	(1,351)	—
Interest and other income	679	1,098
Interest expense	(23,732)	(26,759)

Income from continuing operations	4,828	505
Income from discontinued operations	—	17,320

NET INCOME	4,828	17,825
Preferred stock dividends and accretion	(5,187)	(4,087)

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(359)	$13,738

Basic and diluted per share amounts:
Loss from continuing operations available to common stockholders	$(0.01)	$(0.06)
Income from discontinued operations	—	0.31

Basic and diluted income (loss) available to common stockholders per common share	$(0.01)	$0.25

Weighted average common shares outstanding:
Basic and diluted	57,799	55,797

Dividends paid per common share	$0.32	$0.30

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006 (audited)	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$1,037,783
Vesting of restricted common stock			43,051		1,245			1,245
Common dividends declared and payable at $0.32 per share							(18,812)	(18,812)
Series A preferred dividends declared and payable at $0.50 per share							(3,525)	(3,525)
Series C preferred dividends declared and payable at $0.393 per share							(1,612)	(1,612)
Accretion of discount on Series C preferred stock					(50)			(50)
Net income						4,828		4,828

Balance at March 31, 2007 (unaudited)	7,050,000	$176,250	57,818,140	$578	$959,786	$70,373	$(187,130)	$1,019,857

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,828	$17,825
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(59)	211
Gain on sale of hotel properties	—	(16,653)
Loss on early extinguishment of debt	—	7,376
Depreciation	27,482	22,953
Amortization of deferred franchise fees and other intangibles	104	21
Amortization of deferred financing costs	288	942
Amortization of loan premiums	(66)	(304)
Amortization of deferred stock compensation	1,245	806
Equity in losses of unconsolidated joint venture	1,351	—
Changes in operating assets and liabilities:
Restricted cash	(8,786)	(715)
Accounts receivable	(7,107)	(8,270)
Due from affiliates	99	(30)
Inventories	15	(12)
Prepaid expenses and other assets	(966)	1,029
Accounts payable and other liabilities	6,178	5,765
Accrued payroll and employee benefits	(892)	(1,218)
Due to SHP	(1,365)	575
Discontinued operations	—	77

Net cash provided by operating activities	22,349	30,378

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties	—	25,793
Restricted cash – replacement reserve	(482)	(1,674)
Cash received from unconsolidated joint venture	414	—
Acquisitions of hotel properties	(287,264)	(242,253)
Additions to hotel properties and other real estate	(37,027)	(33,632)

Net cash used in investing activities	(324,359)	(251,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	—	158,400
Payment of common stock offering costs	—	(343)
Proceeds from notes payable	314,000	167,542
Payments on notes payable	(1,956)	(81,045)
Payments of deferred financing costs	(133)	(935)
Dividends paid	(23,826)	(19,831)

Net cash provided by financing activities	288,085	223,788

Net increase (decrease) in cash and cash equivalents	(13,925)	2,400
Cash and cash equivalents, beginning of period	29,029	17,538

Cash and cash equivalents, end of period	$15,104	$19,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$23,226	$25,682

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$81,000

Dividends payable	$23,949	$21,553

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company, through its 100.0% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in owning, acquiring, asset managing, renovating and selling hotel properties. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotel properties to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2007, the Company’s third-party managers include Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“SHP”), the manager of 33 of the Company’s hotels; Marriott International, Inc. (“Marriott”), manager of 12 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of six of the Company’s properties. In addition to its leased hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and March 31, 2006, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 7, 2007.

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. Our other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2007 results of operations for the Marriott managed hotels include results from December 30 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2006 results of operations for the Marriott managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at March 31, 2007 and December 31, 2006 include an allowance for doubtful accounts of $0.4 million and $0.6 million, respectively.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Numerator:
Net income	$4,828	$17,825
Less preferred dividends and accretion	(5,187)	(4,087)

Numerator for basic and diluted earnings (loss) available to common stockholders	$(359)	$13,738

Denominator:
Weighted average basic and diluted common shares outstanding	57,799	55,797

Basic and diluted earnings (loss) available to common stockholders per common share	$(0.01)	$0.25

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for the three months ended March 31, 2007 and 2006 as their effect would have been anti-dilutive. Unvested restricted stock units and shares associated with our long-term incentive plan and the accounting effects of the Forward Sale Agreement (as discussed in Note 10) have not been included in the above calculation for either the three months ended March 31, 2007 or 2006 as their effect would have been anti-dilutive to net loss from continuing operations available to common stockholders.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform to the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Land	$425,715	$384,242
Buildings and improvements	2,352,501	2,067,930
Fixtures, furniture and equipment	282,395	264,870
Intangibles	35,736	35,736
Franchise fees	1,559	1,382
Construction in process	21,596	30,808

	3,119,502	2,784,968
Accumulated depreciation and amortization	(334,611)	(307,454)

	$2,784,891	$2,477,514

In January 2007, the Company purchased the 499-room LAX Renaissance located in Los Angeles, California for $65.2 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of January 4, 2007 through Marriott’s first quarter ended March 23, 2007, have been included in the Company’s statement of operations.

In March 2007, the Company purchased the 402-room Marriott Long Wharf located in Boston, Massachusetts for $228.5 million and retained Marriott as manager. Because this hotel was purchased on the last day of Marriott’s first quarter, March 23, 2007, only the results of operations for the date of acquisition have been included in the Company’s statement of operations. The allocation of the purchase price is preliminary because the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions had occurred on the first day of the fiscal year presented. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, depreciation expense was based on a preliminary purchase price allocation (in thousands, except per share data):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Revenues	$248,475	$211,191

Loss available to common stockholders from continuing operations	$(3,588)	$(6,582)

Loss per share available to common stockholders from continuing operations	$(0.06)	$(0.12)

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold 15 hotel properties in 2006 for net proceeds of $163.3 million, including the receipt of a $5.6 million note receivable. During 2006, the Company recognized a net gain on sale of assets of $9.0 million, and also recognized a $4.9 million goodwill impairment loss. These 15 hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three months ended March 31, 2007 and 2006, related to hotel properties that have been sold (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Operating revenues	$—	$15,803
Operating expenses	—	(12,938)
Interest expense	—	(293)
Depreciation and amortization expense	—	(1,905)
Goodwill loss	—	—
Gain on sale of hotels	—	16,653

Income from discontinued operations	$—	$17,320

5. Other Real Estate

Other real estate consists of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Laundry facilities:
Land	$3,824	$3,824
Buildings and improvements	9,413	9,070
Fixtures, furniture and equipment	4,589	4,465
Construction in process	—	89

	17,826	17,448
Accumulated depreciation	(3,915)	(3,708)

	13,911	13,740
Land held for investment	957	933

	$14,868	$14,673

6. Investment in Unconsolidated Joint Venture

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel in New York City, New York. The $68.5 million investment was funded entirely from cash on hand and is comprised of two parts: (i) a $28.5 million mezzanine loan, which bears an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. Annual dividends on the equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine-year period. In addition, the equity is entitled to receive a pro-rata share of any excess equity distributions of the joint venture. At March 31, 2007 and December 31, 2006, the Company’s investment amounted to $66.7 million and $68.7 million, respectively. The Company’s equity in the unconsolidated joint venture amounted to losses of $1.4 million for the first quarter ended March 31, 2007, and earnings of $0.1 million for the year ended December 31, 2006.

7. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Property and equipment, net	$1,620	$1,730
Pre-acquisition costs	2,320	8,985
Other receivables	7,656	8,485
Other	2,960	2,771

	$14,556	$21,971

8. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 42 hotel properties and one laundry facility.	$1,673,872	$1,499,828
Credit facility requiring monthly payments of interest only subject to an interest rate at LIBOR plus the applicable margin for Eurodollar rate advances or the Citibank, N.A. prime lending rate plus the applicable margin for base rate advances. The applicable margin ranges from 1.25% to 1.75% in the case of the Eurodollar rate advances and 0.25% to 0.75% in the case of base rate advances, depending upon the ratio of the Company’s Total Debt to EBITDA. The maturity date of the credit facility is July 2010.	138,000	—

	1,811,872	1,499,828
Less: current portion	(24,542)	(23,231)

	$1,787,330	$1,476,597

The Company was not in default on any of its loan covenants at either March 31, 2007 or December 31, 2006.

During the first quarter of 2007, the Company drew down $138.0 million of its $200.0 million credit facility (the “credit facility”) in connection with the acquisitions of the LAX Renaissance, Los Angeles, California and the Marriott Long Wharf, Boston, Massachusetts, as well as other working capital requirements. As of March 31, 2007, the Company had $138.0 million of outstanding indebtedness under its credit facility, and had $12.4 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $49.6 million available.

In March 2007, the Company obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf, Boston, Massachusetts.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$23,444	$18,654
Deferred financing fees	288	729
Loss on early extinguishment of debt	—	7,376

	$23,732	$26,759

Discontinued operations:
Interest expense	$—	$80
Deferred financing fees	—	213

	$—	$293

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At March 31, 2007 and December 31, 2006, the Series C preferred stock carrying value consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	346	296

	$99,346	$99,296

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

Common Stock

In February 2006, the Company completed a follow-on offering of 5,500,000 shares of common stock at a price per share of $28.80 (before underwriting discounts and offering costs), generating gross proceeds of $158.4 million. The proceeds to the Company, net of offering costs, were $158.1 million and were used to fund a portion of the acquisition price of the Hilton Times Square and for general corporate purposes.

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering (the “Offering”) 4,000,000 shares of common stock. If the Company elects to physically settle the Forward Sale Agreement in shares of common stock, the Company will receive an amount equal to approximately $111.0 million in net proceeds, subject to certain provisions of the Forward Sale Agreement, from the forward counterparty. If the Company elects to settle the Forward Sale Agreement in cash, the Company may not receive any proceeds and may owe cash to the forward counterparty. As of March 31, 2007, the Company has incurred $0.4 million in offering costs. The Forward Sale Agreement provides for settlement on one or more settlement dates within one year from the date of the closing of the Offering, subject to specified rights of the forward counterparty to accelerate settlement of the contract in its entirety. If the Company decides to physically settle the Forward Sale Agreement in its entirety, the Company will issue 4,000,000 shares of its common stock to the forward counterparty under the Forward Sale Agreement. The forward sale price is initially equal to $27.75 per share. The Forward Sale Agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the federal funds rate, less a spread component, and will be subject to decrease by specified amounts on a quarterly basis during the term of the Forward Sale Agreement. The forward sale price may also be subject to decrease if the cost to the forward counterparty of borrowing Common Stock exceeds a specified amount. If the federal funds rate is less than the spread component on any day, the interest factor will result in a daily reduction of the forward sale price. If the quarterly adjustments are larger than the cumulative effect of the interest factor, the cumulative net effect of these adjustments will result in a decrease in the forward sale price over time. The forward sale agreement is accounted for as an equity instrument and does not qualify as a derivative liability.

11. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended March 31, 2007 and 2006, the Company’s expense related to these restricted shares and restricted share units was $1.8 million and $1.1 million, respectively.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2007 and 2006 were $6.1 million and $5.5 million, respectively. Total basic management fees included in property general and administrative expense were $6.1 million and $5.2 million, respectively, for the three months ended March 31, 2007 and 2006. Discontinued operations included $0.3 million of basic management fees for the three months ended March 31, 2006.

Provided certain operating thresholds are met, the Company may also be required to pay certain of its third party managers an additional incentive management fee. Total incentive management fees incurred by the Company during the three months ended March 31, 2007 and 2006 were $0.9 million and $1.2 million, respectively, all of which were included in property general and administrative expense.

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended March 31, 2007 and 2006 totaled $8.4 million and $7.4 million, respectively. Of the total franchise costs, franchise royalties totaled $3.7 million and $3.8 million, for the three months ended March 31, 2007 and 2006, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled zero and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

Renovation and Construction Commitments

At March 31, 2007 and December 31, 2006, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2007 and December 31, 2006 totaled $35.9 million and $26.2 million, respectively.

Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2007 and 2006 totaled $1.8 million and $1.9 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $1.8 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. Rent expense included in discontinued operations was zero for the three months ended March 31, 2007, and totaled $0.3 million for the same time period in 2006.

Rent expense incurred pursuant to the lease on the corporate facility for both the three months ended March 31, 2007 and 2006 totaled $116,000, and was included in corporate overhead in the accompanying statements of operations.

Other

The Company has provided unsecured environmental indemnities to certain lenders. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the indemnified parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners.

At March 31, 2007 and December 31, 2006, the Company had $12.4 million and $11.6 million, respectively, of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2007.

13. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At March 31, 2007 and December 31, 2006, amounts owed to the Company by its affiliates amounted to $1.3 million and $1.4 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Executive Chairman of the Board of Directors, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $114,000 and $42,000, respectively, for the three months ended March 31, 2007 and 2006.

14. Subsequent Events

In April 2007, the Company amended one of its mortgage loans to require interest only payments, provided the Company continues to meet certain loan covenants, from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable.

In April 2007, the Company sold its $28.5 million Doubletree Times Square mezzanine loan for gross proceeds of $29.5 million. The net proceeds were used to repay amounts outstanding on the Company’s credit facility.

In April 2007, the Company settled its Forward Sale Agreement for gross proceeds of $111.0 million. The net proceeds will be used for general corporate purposes.

In May 2007, the Company completed the acquisition of the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts for a purchase price of $116.6 million.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 7, 2007, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of the managers of our hotels;

•	the ground or air leases for ten of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures and the impact of renovations on hotel operations and delays in renovation or other developments; and

•	other events beyond our control.

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

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), our Operating Partnership and its subsidiaries lease our hotel properties to our TRS Lessee, which has in turn contracted with third-party operators to manage our hotels. All of our third-party managers qualify as “eligible independent contractors”, which under the Code means they are actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both the Operating Partnership and our TRS Lessee, our underlying portfolio of hotels remains our principal source of operating income on a consolidated basis. The earnings of the TRS Lessee are subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Acquisitions. In January 2007, we acquired the 499-room LAX Renaissance hotel located in Los Angeles, California for approximately $65.2 million and retained Marriott as manager. The acquisition was initially funded through a draw on our credit facility, which we intend to repay through a settlement of our Forward Sale Agreement.

In March 2007, we acquired the 402-room Marriott Long Wharf hotel located in Boston, Massachusetts for approximately $228.5 million and retained Marriott as manager. In connection with this acquisition we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58%. The balance of the purchase price was funded with a draw on our credit facility, which we intend to repay through a settlement of our Forward Sale Agreement.

The following table sets forth the hotels that we have acquired or developed since January 1, 2006:

Hotels	Rooms	Acquisition Date
Marriott Long Wharf, Boston, Massachusetts	402	March 23, 2007
LAX Renaissance, Los Angeles, California	499	January 4, 2007
W Hotel, San Diego, California	259	June 26, 2006
Embassy Suites, La Jolla, California	335	May 17, 2006
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006

Subsequent to March 2007, we completed the acquisition of the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts in May 2007, for a purchase price of $116.6 million.

Investment in unconsolidated joint venture. In December 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel located in New York City, New York. Our total initial investment in the joint venture was approximately $68.5 million. Our total initial investment was funded entirely from cash on hand and is comprised of two parts: (i) a $28.5 million mezzanine loan, which bears an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. The total senior debt of the joint venture is $230.0 million.

Dispositions. The following table sets forth the hotels that we have sold since January 1, 2006:

Hotels	Rooms	Disposition Date
Holiday Inn, Rochester, Minnesota	170	December 21, 2006
Courtyard by Marriott, Fresno, California	116	September 13, 2006
Courtyard by Marriott, Lynnwood, Washington	164	September 13, 2006
Courtyard by Marriott, Santa Fe, New Mexico	213	September 13, 2006
Crowne Plaza, Englewood, New Jersey	194	September 13, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 13, 2006
Hawthorn Suites, Kent, Washington	152	September 13, 2006
Holiday Inn, Boise, Idaho	265	September 13, 2006
Holiday Inn, Craig, Colorado	152	September 13, 2006
Holiday Inn, Price, Utah	151	September 13, 2006
Holiday Inn, Renton, Washington	226	September 13, 2006
Holiday Inn, San Diego (Stadium), California	175	September 13, 2006
Marriott, Ogden, Utah	292	September 13, 2006
Marriott, Pueblo, Colorado	164	September 13, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006

In the first quarter of 2007, we invested $37.0 million in capital expenditures across our portfolio, of which $18.3 million was spent on the Renaissance Orlando, Renaissance Baltimore, Renaissance Long Beach, Hyatt Regency Century Plaza, Hilton Times Square and Embassy Suites La Jolla.

We expect to complete six major hotel renovation and repositioning projects in 2007. These projects represent approximately half of our expected 2007 renovation expenditures of $120 million to $130 million. While these projects are likely to cause meaningful displacement to hotel operations during the renovation period, they are expected to significantly enhance the quality and operating performance of the hotels after completion. Updated summaries of these six major projects are as follows:

1.	Renaissance Orlando – Total project expenditures are estimated to be $27 million with aggregate 2007 expenditures of approximately $13 million. The project includes the final phase of a full-hotel renovation, including an atrium, restaurants, a sports bar, a new “media” bar, food outlets, a Starbucks store, a fitness center and a spa. Completion is scheduled for the second quarter of 2007 with the exception of the spa which is scheduled to be completed in the fourth quarter of 2007.

2.	Renaissance Baltimore – Total project expenditures are estimated to be $12 million with aggregate 2007 expenditures of approximately $9 million. The project includes a renovation of the lobby, 5th floor restaurant / lounge, meeting rooms and prefunction areas, and the creation of a new junior ballroom. Completion is scheduled for the second quarter of 2007.

3.	Renaissance Long Beach – Total project expenditures are estimated to be $11 million with aggregate 2007 expenditures of approximately $9 million. The project includes renovation of the lobby, restaurant, lounge, and meeting space, and the addition of a new Starbucks store and a junior ballroom. Completion is scheduled for the second quarter of 2007 with the exception of the junior ballroom which is scheduled to be completed in the third quarter of 2007.

4.	Hyatt Regency Century Plaza – Total project expenditures are estimated to be $32 million with aggregate 2007 expenditures of approximately $10.5 million. The project includes the final phase of the hotel renovation, including the new X Bar, Equinox health club and Starbucks. All major areas of work were substantially completed during the first quarter of 2007.

5.	Hilton Times Square – Total project expenditures are estimated to be $8 million with aggregate 2007 expenditures of approximately $7 million. The project includes the upgrades to guestroom baths, corridors and meeting space; lobby and street level enhancements; the net addition of 16 guestrooms through the conversion of suites and the fitness center; and installation of 32” LCD TVs in all guestrooms. The project is scheduled for completion as follows: guestroom baths completed in the first quarter of 2007, guestroom conversions scheduled for completion in the second quarter of 2007, meeting space and guestroom LCD TV installation scheduled in the third quarter of 2007, and street level improvements scheduled in the fourth quarter of 2007.

6.	Embassy Suites La Jolla – Total project expenditures are estimated to be $11 million with aggregate 2007 expenditures of approximately $5 million. The project includes the full renovation of all guest rooms as well as selected enhancement to public areas. Guestrooms were completed during the first quarter of 2007 and the public space work is scheduled for completion in the fourth quarter of 2007.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million on our $200.0 million credit facility in order to fund our purchases of the LAX Renaissance and the Marriott Long Wharf, as well as other working capital requirements. As of March 31, 2007, we had $138.0 million of outstanding indebtedness under our credit facility, and had $12.4 million of outstanding irrevocable letters of credit backed by our credit facility, leaving, as of that date, $49.6 million available under the credit facility. In addition, in connection with our purchase of the Marriott Long Wharf, we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58%.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue;

•

comparable RevPAR growth, which we define as the change in RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that were undergoing significant renovations during the most recent reporting period and whose RevPAR growth was significantly affected by such renovation. Comparable RevPAR growth includes prior ownership activity for those periods in which we did not own the hotels. We refer to this subset of our hotels used to calculate comparable RevPAR growth as our “Comparable Portfolio”;

•	operating margin, which is the product of total operating income divided by total revenues; and

•	operating leverage, which is the product of incremental operating income divided by incremental revenues.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the result of the number of rooms sold and the average daily rate;

•	Food and beverage revenue, which is the result of revenues realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenue, which includes ancillary hotel revenue such as performance guaranties and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah and our electronic purchasing platform, Buy Efficient, L.L.C.

Expenses. Our expenses consist of the following:

•	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

•	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

•	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees;

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, professional fees, travel expenses and management fees;

•	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which are primarily fixed expenses;

•

Corporate overhead expense, which includes our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Equity in earnings (losses) of joint venture, which includes our portion of earnings or losses from our joint venture;

•	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts; and

•	Interest expense, which includes interest expense incurred on our outstanding debt.

Most categories of variable operating expenses such as utilities and certain labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to improvements in occupancy are accompanied by increases in most categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically result in more limited increases in operating costs and expenses, primarily credit card commissions, management fees and franchise fees. Thus, changes in ADR generally have a more significant effect on our operating margins than changes in occupancy.

We continually work with our operators to improve our operating leverage, which generally refers to our ability to retain incremental revenue as profit by minimizing variable operating expenses. There are, however, limits to how much our operators can accomplish in this regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators cannot necessarily control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Operating Results

The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2007 and 2006, including the amount and percentage change in the results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations, and includes 51 hotels (16,659 rooms) as of March 31, 2007 and 46 hotels (15,004 rooms) as of March 31, 2006. The results of operations for fifteen hotels that were sold in 2006 are included in Discontinued Operations for the three months ended March 31, 2006

	2007	2006	$ Change	% Change
REVENUES
Room	$156,801	$124,868	$31,933	25.6%
Food and beverage	65,612	55,790	9,822	17.6%
Other operating	17,433	16,906	527	3.1%

Total revenues	239,846	197,564	42,282	21.4%

OPERATING EXPENSES
Hotel operating	148,129	120,955	27,174	22.5%
Property general and administrative	27,568	23,499	4,069	17.3%
Corporate overhead	7,331	5,875	1,456	24.8%
Depreciation and amortization	27,586	21,069	6,517	30.9%

Total operating expenses	210,614	171,398	39,216	22.9%

Operating income	29,232	26,166	3,066	11.7%
Equity in losses of unconsolidated joint venture	(1,351)	—	(1,351)	(100.0)%
Interest and other income	679	1,098	(419)	(38.2)%
Interest expense	(23,732)	(26,759)	3,027	11.3%

Income from continuing operations	4,828	505	4,323	856.0%
Income from discontinued operations	—	17,320	(17,320)	(100.0)%

Net income	$4,828	$17,825	$(12,997)	(72.9)%

2007 Compared to 2006

Revenues. Total revenue for the three months ended March 31, 2007 was $239.8 million as compared to $197.6 million for the same time period in 2006. Total revenue for the three months ended March 31, 2007 included room revenue of $156.8 million, food and beverage revenue of $65.6 million, and other revenue of $17.4 million. Total revenue for the three months ended March 31, 2006 included room revenue of $124.9 million, food and beverage revenue of $55.8 million, and other revenue of $16.9 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the three months ended March 31, 2007 and 2006. The comparisons do not include the results of operations for the fifteen hotels sold during 2006. Since six of our hotels owned as of March 31, 2007 were acquired during 2006 and 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those six hotels under previous ownership for either a portion of, or the entire three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007 (Pro Forma)			2006 (Pro Forma)			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (51 hotels)	74.1%	$149.28	$110.62	71.6%	$142.34	$101.92	2.5%	4.9%	8.5%
Comparable Hotel Portfolio (47 hotels) (1)	75.2%	$146.58	$110.23	71.2%	$138.40	$98.54	4.0%	5.9%	11.9%

(1)

Includes hotel properties owned on March 31, 2007, excluding hotels currently undergoing rebranding and renovation programs (Embassy Suites La Jolla, Renaissance Baltimore, Renaissance Long Beach and Renaissance Orlando).

For the three months ended March 31, 2007, RevPAR for our pro forma total portfolio increased 8.5% to $110.62 from the same time period in 2006. Occupancy increased 2.5 percentage points to 74.1%, while ADR increased 4.9% to $149.28. For our pro forma comparable hotel portfolio, RevPAR increased 11.9% to $110.23 from the same time period in 2006. Occupancy increased 4.0 percentage points to 75.2%, while ADR increased 5.9% to $146.58. The increase in our RevPAR in 2007 compared to 2006 was significantly affected by increases in RevPAR at several of our recently renovated hotels, Hyatt Regency Century Plaza, Fairmont Newport Beach, and Renaissance Washington D.C.

Room revenue. Room revenue increased $31.9 million, or 25.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily due to room revenue generated from newly acquired hotels. We acquired six hotels either during or subsequent to our first quarter 2006: Del Mar Marriott, Hilton Times Square, Embassy Suites La Jolla, W Hotel San Diego, LAX Renaissance, and Marriott Long Wharf (which we refer to as the “six hotels”). The six hotels contributed $19.6 million to room revenue during our first quarter 2007. In addition, growth in the hotels we acquired prior to December 31, 2005 (which we refer to as our “existing portfolio”) contributed $12.3 million to room revenue during our first quarter due to increases in both occupancy ($4.7 million) and ADR ($7.6 million).

Food and beverage revenue. Food and beverage revenue increased $9.8 million, or 17.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The six hotels contributed $5.0 million of food and beverage revenue during our first quarter 2007. Food and beverage revenue generated from our existing portfolio increased $4.8 million during our first quarter 2007 as compared to the same time period in 2006 due to higher occupancy levels at the hotels, as well as to the fact that several restaurants were under renovation in 2006 and were either closed or operating at a limited capacity.

Other operating revenue. Other operating revenue increased $0.5 million, or 3.1%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The six hotels contributed $1.3 million to other operating revenue during our first quarter 2007. Other operating revenue generated from our existing portfolio decreased $0.8 million during our first quarter 2007 as compared to the same time period in 2006. A substantial portion of our other operating revenue in both the three months ended March 31, 2007 and 2006 resulted from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We used a total of $1.0 million of the $27.0 million performance guaranty during the three months ended March 31, 2007 and $2.0 million during the three months ended March 31, 2006. We have used a total of $25.2 million cumulatively. We expect to fully utilize the remaining amount of this guaranty in the second quarter 2007.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $27.2 million, or 22.5%, during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The six hotels contributed $16.3 million to hotel operating expense during our first quarter 2007. In addition, hotel operating expenses in our existing portfolio increased $10.9 million during our first quarter 2007 as compared to the same time period in 2006. These higher costs in our existing portfolio for the three months ended March 31, 2007 were primarily a result of increases in room expense and food and beverage expenses due to increases in occupancy and related revenue, combined with an increase in property taxes due to higher tax rates.

Property general and administrative expense. Property general and administrative expense increased $4.1 million, or 17.3%, during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The six hotels contributed $3.0 million in property general and administrative expense during our first quarter 2007. Property general and administrative expenses in our existing portfolio increased $1.1 million during our first quarter 2007 as compared to the same time period in 2006 primarily due to wage increases and to concessions given to guests who experienced disruptions during our renovations, as well as to other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense increased $1.5 million, or 24.8%, during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to increases in payroll and related expenses, including deferred stock compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.5 million, or 30.9%, during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The six hotels contributed $4.2 million in depreciation and amortization expense during our first quarter 2007. Our existing portfolio contributed an additional $2.3 million in depreciation and amortization expense during our first quarter 2007.

Interest expense. Interest expense decreased $3.0 million, or 11.3%, during the three months ended March 31, 2007 as compared to the same time period during 2006. As a result of new loans obtained to finance our acquisitions, interest expense includes an additional $4.8 million in interest incurred during the three months ended March 31, 2007 as compared to the same time period in 2006. Offsetting this increase, interest expense decreased in the first quarter of 2007 as compared to the first quarter of 2006 due to a $7.4 million loss on early extinguishment of debt incurred in 2006 related to the cost associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $0.4 million during the three months ended March 31, 2007 as compared to the same time period in 2006.

Our total notes payable, including the current portion, was $1,811.9 million at March 31, 2007 and $1,356.1 million at March 31, 2006, with a weighted average interest rate per annum of approximately 5.8% at March 31, 2007 and 5.9% at March 31, 2006. At March 31, 2007, the interest rates for all of our outstanding notes payable were fixed, however, the interest rate on our credit facility, representing 7.6% of our total outstanding debt as of March 31, 2007, was variable.

Income from discontinued operations. Income from discontinued operations was zero during the three months ended March 31, 2007 as compared to $17.3 million for the three months ended March 31, 2006. As described under “—Factors Affecting Our Results of Operations—Dispositions,” fifteen hotels were sold during 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these fifteen hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, proceeds from notes payable, our credit facility, sales of hotel properties, and proceeds from our public offerings of common stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of notes payable and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $22.3 million for the three months ended March 31, 2007 compared to $30.4 million for the three months ended March 31, 2006. This decrease was primarily due to increases in our restricted cash accounts during the three months ended March 31, 2007.

Investing activities. Our cash used in investment activities fluctuates primarily based on acquisitions, sales and renovation of hotels. Net cash used in investing activities was $324.4 million for the three months ended March 31, 2007 compared to $251.8 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we acquired two hotels for $293.7 million, including an $8.4 million deposit paid at the end of 2006, and paid a $2.0 million deposit on the Marriott Boston Quincy, for a total cash outlay of $287.3 million. In addition, we paid cash of $37.0 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $0.5 million, and received $0.4 million from our unconsolidated joint venture. During the same time period in 2006, we acquired two hotels for $325.4 million, which included the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total cash outlay of $242.3 million. In addition, in the first quarter of 2006, we paid cash of $33.6 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $1.7 million, and received net proceeds of $25.8 million from the sale of one hotel combined with the collection of additional proceeds from a hotel we sold in 2004.

Financing activities. Net cash provided by financing activities was $288.1 million for the three months ended March 31, 2007 compared to $223.8 million for the three months ended March 31, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of proceeds from notes payable of $314.0 million, partially offset by $2.0 million of principal payments on notes payable, $23.8 million of dividends paid to our shareholders, and $0.1 million in deferred financing costs. Net cash provided by financing activities for the three months ended March 31, 2006 consisted primarily of proceeds from notes payable of $167.5 million and net proceeds from our common stock offering of $158.1 million, partially offset by $73.7 million of principal payments on notes payable and $7.4 million related to the cost associated with the defeasance of debt we refinanced, $19.8 million of dividends paid to our shareholders, and $0.9 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, our credit facility, sales of hotel properties, and proceeds from public and private offerings of common and preferred stock, as well as our Forward Sale Agreement which we settled in full in April 2007 for gross proceeds of $111.0 million. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, and our credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including the available balance of our $200.0 million credit facility, proceeds received under our Forward Sale Agreement which we settled in full in April 2007, and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of March 31, 2007, our credit facility had $138.0 million outstanding, and had $12.4 million backing outstanding irrevocable letters of credit, leaving $49.6 million available. We are subject to compliance with applicable credit ratios under the credit facility. In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf, Boston, Massachusetts. In April 2007, we amended one of our mortgage loans to require interest only payments from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable.

As of March 31, 2007, all of our outstanding mortgage debt has fixed interest rates. Our credit facility has a variable interest rate that is tied to LIBOR. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2007 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,811,872	$24,542	$35,458	$491,577	$1,260,295
Interest obligations on notes payable	811,795	107,068	213,233	172,003	319,491
Operating lease obligations	318,132	4,863	9,887	8,658	294,724
Construction commitments	35,906	35,906	—	—	—
Employment obligations	5,955	2,254	2,551	1,150	—

Total	$2,983,660	$174,633	$261,129	$673,388	$1,874,510

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. We spent $37.0 million during the first three months of 2007 for renovations to our hotels. For 2007, our renovation budget includes $35.9 million of contractual construction commitments. Our capital expenditures for 2007 are expected to be approximately $120.0 million to $130.0 million. All of these amounts are expected to be funded out of our operating cash flow and our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

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

As of March 31, 2007, $37.1 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in a joint venture. For further discussion of this joint venture and its effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g. the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations and our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter during 2006 and 2007 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2006	$191,441	$214,648	$208,565	$230,440
2007	$213,011

Inflation

Inflation may affect our expenses by increasing costs including but not limited to, payroll, taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

•

Accrual of self-insured obligations. We are self-insured up to certain amounts with respect to employee medical, employee dental, general liability insurance, personal injury claims, automobile liability and other coverages. We establish reserves for our estimates of the loss that we will ultimately incur on reported claims as well as estimates for claims that have been incurred but not yet reported. Our reserves, which are reflected in “Due to SHP” and other liabilities in our consolidated balance sheets, are based on actuarial valuations and our history of claims. Our actuaries incorporate historical loss experience and judgments about the present and expected levels of costs per claim. Trends in actual experience are an important factor in the determination of these estimates. We believe that our estimated reserves for such claims are adequate, however, actual experience in claim frequency and amount could materially differ from our estimates and adversely affect our results of operations, cash flow, liquidity and financial condition.

New Accounting Standards and Accounting Changes

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the first fiscal period beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of FAS 157 will have on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of FAS 159 will have on our financial condition, results of operations and cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Only our credit facility, representing 7.6% of our outstanding debt as of March 31, 2007, is subject to variable interest rates. Due to the types of debt instruments we hold, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative effect on our results of operations.

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

Changes in Internal Control over Financial Reporting. During our fiscal quarter to which this Quarterly Report on Form 10-Q relates, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During 2003, a suit against our predecessor companies was filed by a hotel guest who became ill and alleged the illness resulted from exposure to Legionella bacteria during a stay at one of our formerly owned hotels. This suit was settled during our first quarter of 2007. We did not admit any wrongdoing in connection with the settlement, and our liability insurance covered the settlement amount above our $100,000 deductible.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 7, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

10.1	Employment Agreement with Steven R. Goldman, dated January 17, 2007.

10.2	Amendment to Employment Arrangements with Robert A. Alter, effective March 19, 2007.

10.3	Change in Control Agreement with Kenneth E. Cruse, dated February 15, 2007.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 2, 2007	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)