Form 10-Q
period 2007-06-30
Sunstone Hotel Investors, Inc.
filed 2007-08-08
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

59,821,072 shares, of Common Stock, $0.01 par value, as of July 31, 2007

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,245	$29,029
Restricted cash	59,693	65,669
Accounts receivable, net	48,481	41,695
Due from affiliates	1,315	1,383
Inventories	3,073	3,089
Prepaid expenses	5,824	7,006

Total current assets	169,631	147,871
Investment in hotel properties, net	2,818,465	2,477,514
Other real estate, net	14,314	14,673
Investment in unconsolidated joint venture	37,659	68,714
Deferred financing costs, net	13,348	7,381
Goodwill	17,365	22,249
Other assets, net	13,565	21,971

Total assets	$3,084,347	$2,760,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,642	$31,912
Accrued payroll and employee benefits	15,675	12,338
Due to SHP	15,199	16,607
Dividends payable	25,196	23,826
Other current liabilities	35,534	32,354
Current portion of notes payable	21,326	23,231

Total current liabilities	143,572	140,268
Notes payable, less current portion	1,726,463	1,476,597
Other liabilities	6,641	6,429

Total liabilities	1,876,676	1,623,294
Commitments and contingencies (Note 12)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006, liquidation preference of $24.375 per share	99,396	99,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 59,291,944 shares issued and outstanding at June 30, 2007 and 57,775,089 shares issued and outstanding at December 31, 2006	593	578
Additional paid in capital	998,912	958,591
Retained earnings	144,845	65,545
Cumulative dividends	(212,325)	(163,181)

Total stockholders’ equity	1,108,275	1,037,783

Total liabilities and stockholders’ equity	$3,084,347	$2,760,373

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
REVENUES
Room	$177,080	$144,032	$325,920	$261,488
Food and beverage	74,472	59,667	139,536	114,973
Other operating	19,846	17,853	37,035	34,493

Total revenues	271,398	221,552	502,491	410,954

OPERATING EXPENSES
Room	38,613	31,016	72,722	57,620
Food and beverage	52,409	41,191	99,596	79,309
Other operating	10,403	9,307	20,186	18,773
Advertising and promotion	13,891	11,999	26,981	22,857
Repairs and maintenance	9,959	8,606	19,229	16,351
Utilities	8,672	7,585	16,994	15,123
Franchise costs	9,755	7,664	17,529	13,333
Property general and administrative	30,247	25,157	56,890	47,778
Property tax, ground lease, and insurance	14,845	12,450	28,630	23,155
Corporate overhead	9,475	4,502	16,806	10,374
Depreciation and amortization	29,237	22,722	55,749	42,643

Total operating expenses	227,506	182,199	431,312	347,316

Operating income	43,892	39,353	71,179	63,638
Equity in losses of unconsolidated joint venture	(110)	—	(1,461)	—
Interest and other income	796	513	1,475	1,611
Interest expense	(27,026)	(21,889)	(49,749)	(47,572)

Income from continuing operations	17,552	17,977	21,444	17,677
Income from discontinued operations	56,920	4,075	57,856	22,200

NET INCOME	74,472	22,052	79,300	39,877
Preferred stock dividends and accretion	(5,188)	(5,154)	(10,375)	(9,241)
Undistributed income allocated to Series C Preferred Stock	(3,113)	—	(1,799)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$66,171	$16,898	$67,126	$30,636

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.21	$0.22	$0.19	$0.15
Income from discontinued operations	0.89	0.07	0.95	0.39

Basic income available to common stockholders per common share	$1.10	$0.29	$1.14	$0.54

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.22	$0.22	$0.23	$0.15
Income from discontinued operations	0.87	0.07	0.90	0.39

Diluted income available to common stockholders per common share	$1.09	$0.29	$1.13	$0.54

Weighted average common shares outstanding:
Basic	60,230	57,700	59,022	56,753

Diluted	64,962	58,169	63,679	57,181

Dividends paid per common share	$0.32	$0.30	$0.64	$0.60

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006 (audited)	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$1,037,783
Net proceeds from sale of common stock (unaudited)			4,000,000	40	110,388			110,428
Vesting of restricted common stock (unaudited)			121,624	1	3,105			3,106
Repurchase of outstanding common stock (unaudited)			(2,604,769)	(26)	(73,072)			(73,098)
Common dividends declared and payable at $0.64 per share (unaudited)							(38,870)	(38,870)
Series A preferred dividends declared and payable at $1.00 per share (unaudited)							(7,050)	(7,050)
Series C preferred dividends declared and payable at $0.786 per share (unaudited)							(3,224)	(3,224)
Accretion of discount on Series C preferred stock (unaudited)					(100)			(100)
Net income (unaudited)						79,300		79,300

Balance at June 30, 2007 (unaudited)	7,050,000	$176,250	59,291,944	$593	$998,912	$144,845	$(212,325)	$1,108,275

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,300	$39,877
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	4	266
Gain on sale of hotel properties and vacant land	(55,938)	(16,653)
Loss on early extinguishment of debt	—	9,976
Depreciation	57,647	48,771
Amortization of deferred franchise fees and other intangibles	211	45
Amortization of deferred financing costs	1,012	2,962
Amortization of loan premiums	(133)	(2,353)
Amortization of deferred stock compensation	3,106	1,816
Equity in losses of unconsolidated joint venture	1,461	—
Changes in operating assets and liabilities:
Restricted cash	9,511	(5,828)
Accounts receivable	(6,790)	(8,357)
Due from affiliates	68	383
Inventories	16	(354)
Prepaid expenses and other assets	621	4,786
Accounts payable and other liabilities	4,575	4,096
Accrued payroll and employee benefits	3,337	1,872
Due to SHP	(1,408)	(242)
Discontinued operations	—	77

Net cash provided by operating activities	96,600	81,140

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other real estate	147,860	25,793
Restricted cash – replacement reserve	(3,535)	(3,386)
Proceeds received from sale of note receivable	29,047	—
Cash received from unconsolidated joint venture	547	—
Acquisitions of hotel properties	(403,092)	(438,668)
Additions to hotel properties and other real estate	(75,748)	(66,202)

Net cash used in investing activities	(304,921)	(482,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	55,000
Payment of preferred stock offering costs	—	(692)
Proceeds from common stock offering	110,895	158,400
Payment of common stock offering costs	(467)	(343)
Payment for repurchases of outstanding common stock	(73,098)	—
Proceeds from notes payable	426,000	443,542
Payments on notes payable	(178,039)	(211,910)
Payments of deferred financing costs	(6,979)	(3,163)
Dividends paid	(47,775)	(41,384)

Net cash provided by financing activities	230,537	399,450

Net increase (decrease) in cash and cash equivalents	22,216	(1,873)
Cash and cash equivalents, beginning of period	29,029	17,538

Cash and cash equivalents, end of period	$51,245	$15,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$50,606	$48,307

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$81,000

Dividends payable	$25,196	$22,672

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotel properties to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2007, the Company owned 46 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“SHP”), the manager of 27 of the Company’s hotels; Marriott International, Inc. (“Marriott”), manager of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of six of the Company’s properties. In addition to its leased hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and June 30, 2006, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007.

Application of New Accounting Standards

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

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

Reporting Periods

The results the Company reports in its consolidated income statements are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2007 results of operations for the Marriott managed hotels include results from December 30 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2006 results of operations for the Marriott managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at June 30, 2007 and December 31, 2006 include an allowance for doubtful accounts of $0.5 million and $0.6 million, respectively.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.7 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively.

Earnings Per Share

The Company applies the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). EITF No. 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income are distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

Basic income available to common stockholders per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income available to common stockholders per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period, plus convertible redeemable preferred stock and unvested restricted stock awards considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share”.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic earnings available to common stockholders:
Net income	$74,472	$22,052	$79,300	$39,877
Less preferred dividends and accretion	(5,188)	(5,154)	(10,375)	(9,241)
Less undistributed income allocated to Series C Preferred Stock	(3,113)	—	(1,799)	—

Numerator for basic earnings available to common stockholders	$66,171	$16,898	$67,126	$30,636

Numerator for diluted earnings available to common stockholders:
Net income	$74,472	$22,052	$79,300	$39,877
Less Series A preferred dividends	(3,525)	(3,492)	(7,050)	(5,917)
Less Series C preferred dividends and accretion	—	(1,662)	—	(3,324)

Numerator for diluted earnings available to common stockholders	$70,947	$16,898	$72,250	$30,636

Denominator:
Weighted average basic common shares outstanding	60,230	57,700	59,022	56,753
Conversion of Series C Preferred Stock	4,102	—	4,102	—
Unvested restricted stock awards	630	469	555	428

Weighted average diluted common shares outstanding	64,962	58,169	63,679	57,181

Basic earnings available to common stockholders per common share	$1.10	$0.29	$1.14	$0.54

Diluted earnings available to common stockholders per common share	$1.09	$0.29	$1.13	$0.54

For the three and six months ended June 30, 2007, shares of the Company’s Series C preferred stock are reflected in the above calculation on an “as-converted” basis as this presentation is more dilutive. For the three and six months ended June 30, 2006, shares of the Company’s Series C preferred stock are not reflected in the above calculation as their effect would have been anti-dilutive.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform to the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Land	$429,666	$384,242
Buildings and improvements	2,372,778	2,067,930
Fixtures, furniture and equipment	283,394	264,870
Intangibles	35,736	35,736
Franchise fees	1,396	1,382
Construction in process	28,870	30,808

	3,151,840	2,784,968
Accumulated depreciation and amortization	(333,375)	(307,454)

	$2,818,465	$2,477,514

In January 2007, the Company purchased the 499-room LAX Renaissance located in Los Angeles, California for $65.2 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of January 4, 2007 through Marriott’s second quarter ended June 15, 2007, have been included in the Company’s income statements.

In March 2007, the Company purchased the 402-room Marriott Long Wharf located in Boston, Massachusetts for $228.5 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of March 23, 2007 through Marriott’s second quarter ended June 15, 2007, have been included in the Company’s income statements. The allocation of the purchase price is preliminary because the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

In April 2007, the Company paid an additional $0.8 million as part of a purchase price true-up for the Marriott Del Mar located in San Diego, California, originally purchased by the Company in January 2006.

In May 2007, the Company purchased the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts for a purchase price of $117.0 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of May 1, 2007 through Marriott’s second quarter ended June 15, 2007, have been included in the Company’s income statements. The allocation of the purchase price is preliminary because the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions had occurred on the first day of the fiscal year presented. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, depreciation expense for the Marriott Long Wharf and the Marriott Boston Quincy hotels were based on preliminary purchase price allocations (in thousands, except per share data):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$274,117	$245,169	$519,039	$453,229

Income available to common stockholders from continuing operations	$12,840	$14,239	$8,956	$7,767

Income per diluted share available to common stockholders from continuing operations	$0.21	$0.24	$0.15	$0.14

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold six hotel properties in 2007 for net proceeds of $147.4 million and a net gain of $56.0 million. The Company sold a total of 15 hotel properties in 2006. During the first six months of 2006, the Company sold one hotel for net proceeds of $25.5 million and a net gain on sale of $16.4 million. In addition, the Company received payment in full for its $4.7 million note receivable generated from its 2004 sale of the San Marcos Resort & Conference Center in Chandler, Arizona. This note was previously written down to market value, resulting in a reserve of $350,000, expensed during the fourth quarter of 2004. Upon full payment of this note in the first quarter of 2006, this reserve was reversed. Additionally, an expense of $92,000 relating to the termination of the management agreement at the hotel was paid. These 21 hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three and six months ended June 30, 2007 and 2006, related to hotel properties that have been sold (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$9,131	$27,249	$17,884	$51,216
Operating expenses	(6,136)	(19,007)	(11,870)	(37,080)
Interest expense	(1,001)	(1,047)	(2,010)	(2,416)
Depreciation and amortization expense	(1,035)	(3,120)	(2,109)	(6,173)
Gain on sale of hotels	55,961	—	55,961	16,653

Income from discontinued operations	$56,920	$4,075	$57,856	$22,200

5. Other Real Estate

Other real estate consists of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Laundry facilities:
Land	$3,824	$3,824
Buildings and improvements	9,459	9,070
Fixtures, furniture and equipment	4,630	4,465
Construction in process	2	89

	17,915	17,448
Accumulated depreciation	(4,111)	(3,708)

	13,804	13,740
Land held for investment	510	933

	$14,314	$14,673

In May 2007, the Company sold a vacant parcel of land for net proceeds of $429,000, resulting in a net loss of $23,000.

6. Investment in Unconsolidated Joint Venture

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel in New York City, New York. The $68.5 million initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine-year period. In addition, the equity is entitled to receive a pro-rata share of any excess equity distributions of the joint venture. At June 30, 2007 and December 31, 2006, the Company’s investment amounted to $37.7 million and $68.7 million, respectively. The Company’s equity in the unconsolidated joint venture amounted to losses of $0.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2007.

7. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Property and equipment, net	$1,583	$1,730
Pre-acquisition costs	477	8,985
Other receivables	8,526	8,485
Other	2,979	2,771

	$13,565	$21,971

8. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from September 2007 through August 2024. The notes are collateralized by first deeds of trust on 36 hotel properties and one laundry facility.	$1,497,789	$1,499,828
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	—

	1,747,789	1,499,828
Less: current portion	(21,326)	(23,231)

	$1,726,463	$1,476,597

The Company was not in default on any of its loan covenants at either June 30, 2007 or December 31, 2006.

During the first quarter of 2007, the Company drew down $138.0 million of its $200.0 million credit facility (the “credit facility”) in connection with the acquisitions of the LAX Renaissance, Los Angeles, California and the Marriott Long Wharf, Boston, Massachusetts, as well as other working capital requirements. During the second quarter of 2007, the Company drew down an additional $27.0 million of the credit facility in connection with the acquisition of the Marriott Boston Quincy, as well as other working capital requirements. The Company repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007. As of June 30, 2007, the Company had no outstanding indebtedness under its credit facility, and had $11.5 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $188.5 million available under the credit facility.

In March 2007, the Company obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf, Boston, Massachusetts.

In April 2007, the Company amended one of its mortgage loans to eliminate amortization and to provide for partial collateral releases, provided the Company continues to meet certain loan covenants, from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable.

In May 2007, the Company amended its credit facility. The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread changing based on the Company’s overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for the Company as follows: up to and including 50%, greater than 50% and less than or equal to 55%, greater than 55% and less than or equal to 60%, and greater than 60%. The applicable interest rate spreads for each of the various leverage ratios contained in the amended credit facility are 25 to 35 basis points lower than those contained in the prior credit facility. In addition, the Company extended the initial maturity date on the credit facility from 2010 to 2011.

In June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and all of its subsidiaries that are guarantors under the Company’s credit facility have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

In June 2007, the Company repaid a $175.0 million mortgage loan with a maturity date of December 2014. In connection with the repayment, the Company incurred prepayment penalties of $0.4 million.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$25,915	$19,228	$48,360	$38,829
Deferred financing fees	696	1,964	974	2,670
Prepayment penalties	415		415
Write-off of loan premium	—	(1,903)	—	(1,903)
Loss on early extinguishment of debt	—	2,600	—	9,976

	$27,026	$21,889	$49,749	$47,572

Discontinued operations:
Interest expense	$973	$996	$1,972	$2,124
Deferred financing fees	28	51	38	292

	$1,001	$1,047	$2,010	$2,416

9. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock pays a base dividend of $0.393 per share per quarter. The Series C preferred stock is convertible into shares of the Company’s common stock on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s dividend on its common stock increase beyond $0.339 per share per quarter. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At June 30, 2007 and December 31, 2006, the Series C preferred stock carrying value consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	396	296

	$99,396	$99,296

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

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering 4,000,000 shares of common stock. In April 2007, the Company settled the Forward Sale Agreement for net proceeds of $110.0 million, including $0.4 million in related expenses paid in 2006. The Forward Sale Agreement was accounted for as an equity instrument and did not qualify as a derivative liability.

In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock prior to December 31, 2007. As of June 30, 2007, the Company has repurchased 2,604,769 shares of its common stock at a cost of $73.1 million.

11. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended June 30, 2007 and 2006, the Company’s expense related to these restricted shares and restricted share units was $2.7 million and $1.4 million, respectively. For the six months ended June 30, 2007 and 2006, the Company’s expense related to these restricted shares and restricted share units was $4.5 million and $2.5 million, respectively.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended June 30, 2007 and 2006 were $7.2 million and $6.3 million, respectively. Total basic management fees included in property general and administrative expense were $7.0 million and $5.8 million, respectively, for the three months ended June 30, 2007 and 2006. Discontinued operations included $0.2 million and $0.5 million, respectively, of basic management fees for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, total basic management fees incurred by the Company were $13.3 million and $11.8 million, respectively. Total basic management fees included in property general and administrative expense were $13.0 million and $10.8 million, respectively for the six months ended June 30, 2007 and 2006. Discontinued operations included $0.3 million and $1.0 million of basic management fees for the six months ended June 30, 2007 and 2006, respectively.

Provided certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an additional incentive management fee. Total incentive management fees incurred by the Company were $1.5 million and $1.3 million, respectively, for the three months ended June 30, 2007 and 2006, and $2.3 million and $2.5 million, respectively for the six months ended June 30, 2007 and 2006, all of which were included in property general and administrative expense.

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended June 30, 2007 and 2006 totaled $10.4 million and $9.7 million, respectively. Of the total franchise costs, franchise royalties totaled $4.0 million and $4.4 million, for the three months ended June 30, 2007 and 2006, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $0.7 and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, total franchise costs incurred by the Company totaled $18.9 million and $17.1 million, respectively. Of the total franchise costs, franchise royalties totaled $7.7 million and $8.2 million, respectively. Franchise costs included in discontinued operations totaled $1.4 million and $3.8 million, respectively for the six months ended June 30, 2007 and 2006.

Renovation and Construction Commitments

At June 30, 2007, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2007 totaled $30.4 million.

Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended June 30, 2007 and 2006 totaled $1.9 million and $2.8 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $1.9 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. Rent expense included in discontinued operations was zero for the three months ended June 30, 2007, and totaled $0.3 million for the same time period in 2006. For the six months ended June 30, 2007 and 2006, total rent expense was $3.8 million and $4.7 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $3.8 million and $4.1 million for the six months ended June 30, 2007 and 2006 respectively. Rent expense included in discontinued operations was zero and $0.6 million, respectively, for the six months ended June 30, 2007 and 2006.

Rent expense incurred pursuant to the lease on the corporate offices totaled $116,000 for both the three months ended June 30, 2007 and 2006 and totaled $231,000 for both the six months ended June 30, 2007 and 2006, and is included in corporate overhead in the accompanying statements of income.

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

At June 30, 2007, the Company had $11.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2007.

13. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2007 and December 31, 2006, amounts owed to the Company by its affiliates amounted to $1.3 million and $1.4 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Executive Chairman of the Board of Directors, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $121,000 and $235,000, respectively, for the three and six months ended June 30, 2007, and $87,000 and $128,000, respectively, for the three and six months ended June 30, 2006.

14. Subsequent Events

In August 2007, the Company repaid a $13.1 million mortgage loan with a maturity date of September 2007.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 8, 2007, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	our level of outstanding debt, including secured and variable rate debt;

•	financial and other covenants in our debt;

•	volatility in the credit markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all;

•	competition for the acquisition of hotels and in the operation of our hotels;

•	rising operating expenses;

•	relationships with and requirements of franchisors;

•	the need for renovations and other capital expenditures for our hotels;

•	the performance of the managers of our hotels;

•	the ground or air leases for ten of our hotels;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	changes in business strategy or acquisition or disposition plans;

•	general economic and business conditions affecting the hotel and travel industry, both nationally and locally;

•	our ability to complete acquisitions;

•	the performance of acquired properties after they are acquired;

•	necessary capital expenditures and the impact of renovations on hotel operations and delays in renovation or other developments; and

•	other events beyond our control.

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

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), our Operating Partnership and its subsidiaries lease our hotel properties to our TRS Lessee, which in turn contracts with third-party operators to manage our hotels. All of our third-party managers qualify as “eligible independent contractors”, which under the Code means they are actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Since we control both the Operating Partnership and our TRS Lessee, revenues generated by our underlying portfolio of hotels remain our principal source of operating income on a consolidated basis. The earnings of the TRS Lessee are subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Acquisitions. In January 2007, we acquired the 499-room LAX Renaissance hotel located in Los Angeles, California for approximately $65.2 million and retained Marriott as manager. The acquisition was initially funded through a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

In March 2007, we acquired the 402-room Marriott Long Wharf hotel located in Boston, Massachusetts for approximately $228.5 million and retained Marriott as manager. In connection with this acquisition we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58%. The balance of the purchase price was funded with a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

In May 2007, we acquired the 464-room Marriott Boston Quincy hotel located in Quincy, Massachusetts for approximately $117.0 million and retained Marriott as manager. The acquisition was funded primarily through the settlement of our Forward Sale Agreement, with the balance funded with a draw on our credit facility which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

The following table sets forth the hotels that we have acquired or developed since January 1, 2006:

Hotels	Rooms	Acquisition Date
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts	402	March 23, 2007
LAX Renaissance, Los Angeles, California	499	January 4, 2007
W Hotel, San Diego, California	259	June 26, 2006
Embassy Suites, La Jolla, California	335	May 17, 2006
Hilton Times Square, New York City, New York	444	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006

Investment in unconsolidated joint venture. In December 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel located in New York City, New York. Our total initial investment in the joint venture was approximately $68.5 million. Our total initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, we sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. The total debt of the joint venture is $300.0 million, including the $30.0 million mezzanine loan.

Dispositions. The following table sets forth the hotels that we have sold since January 1, 2006:

Hotels	Rooms	Disposition Date
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007
Holiday Inn, Rochester, Minnesota	170	December 21, 2006

Hotels	Rooms	Disposition Date
Courtyard by Marriott, Fresno, California	116	September 13, 2006
Courtyard by Marriott, Lynnwood, Washington	164	September 13, 2006
Courtyard by Marriott, Santa Fe, New Mexico	213	September 13, 2006
Crowne Plaza, Englewood, New Jersey	194	September 13, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 13, 2006
Hawthorn Suites, Kent, Washington	152	September 13, 2006
Holiday Inn, Boise, Idaho	265	September 13, 2006
Holiday Inn, Craig, Colorado	152	September 13, 2006
Holiday Inn, Price, Utah	151	September 13, 2006
Holiday Inn, Renton, Washington	226	September 13, 2006
Holiday Inn, San Diego (Stadium), California	175	September 13, 2006
Marriott, Ogden, Utah	292	September 13, 2006
Marriott, Pueblo, Colorado	164	September 13, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006

Renovations. During the second quarter of 2007, we invested $38.7 million in renovations of our existing portfolio of hotels, of which $18.8 million was invested in six major repositioning projects at the following properties: Renaissance Orlando, Renaissance Baltimore, Renaissance Long Beach, Hyatt Regency Century Plaza, Hilton Times Square and Embassy Suites La Jolla. The combined capital investments in these projects were in line with budget and all major phases of each of these six projects are now substantially complete. We generally expect newly renovated properties to drive above-market improvements in RevPAR.

During the second quarter of 2007, we completed our scope and budget for guestroom renovations of the newly acquired Marriott Boston Long Wharf Hotel. The Long Wharf project will include the renovation of all guestrooms and guestroom corridors, an expansion of the concierge lounge and the addition of nine new guest rooms. The project, which is budgeted to cost approximately $14 million, is scheduled to commence during the fourth quarter of 2007 and is expected to be completed during the first quarter of 2008. At this time, we have no other major renovation projects planned or underway which would be expected to cause meaningful displacement in 2007. We are currently reviewing our 2008 capital investment plan. Considering the magnitude of the two-year, approximately $270 million renovation program completed in 2007, it is expected that few new projects will be initiated in 2008 that would cause meaningful disruption.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, as well as to fund other working capital requirements. During the second quarter of 2007, we drew down an additional $27.0 million of the credit facility to fund our purchase of the Marriott Boston Quincy, as well as to fund other working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007, using proceeds we received from the sale of six hotel properties. As of June 30, 2007, we had no outstanding indebtedness under our credit facility, and had $11.5 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $188.5 million available under the credit facility.

In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In addition, in April 2007, we amended one of our mortgage loans to eliminate amortization and to provide for partial collateral releases, provided we continue to meet certain loan covenants, from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. We also repaid a $175.0 million mortgage loan in June 2007, which had a maturity date of December 2014. In connection with this repayment, we incurred prepayment penalties of $0.4 million.

In June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at our option, cash, our common stock, or a combination of cash and our common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of our common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve our REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change of control events as well as specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. We and all of our subsidiaries that are guarantors under our credit facility have guaranteed the Operating Partnership’s obligations under the notes.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue;

•

comparable RevPAR growth, which we define as the change in RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that were undergoing significant renovations during the most recent reporting period and whose RevPAR growth was significantly affected by such renovations. Comparable RevPAR growth includes prior ownership activity for those periods in which we did not own the hotels. We refer to this subset of our hotels used to calculate comparable RevPAR growth as our “Comparable Portfolio”;

•	operating margin, which is the product of total operating income divided by total revenues; and

•	operating leverage, which is the product of incremental operating income divided by incremental revenues.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenue, which is comprised of revenues realized in the hotel food and beverage outlets as well as banquet and catering events; and

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

•	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense;

•

Corporate overhead expense, which includes our corporate-level expenses such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent; and

•	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Equity in losses of joint venture, which includes our portion of losses from our joint venture;

•	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts; and

•	Interest expense, which includes interest expense incurred on our outstanding debt.

Most categories of variable operating expenses, such as utilities and certain labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to improvements in occupancy are accompanied by increases in corresponding categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically result in more limited increases in operating costs and expenses, primarily credit card commissions, management fees and franchise fees. Thus, changes in ADR generally have a more significant effect on our operating margins than changes in occupancy.

We continually work with our operators to improve our operating leverage, which generally refers to our ability to retain incremental revenue as profit by minimizing operating expenses. There are, however, limits to how much our operators can accomplish in this regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators cannot necessarily control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Operating Results

The following tables present our unaudited operating results for our total portfolio for the three and six months ended June 30, 2007 and 2006, including the amount and percentage change in the results between the periods. Our total portfolio represents the results of operations included in the consolidated income statements, and includes 46 hotels (15,971 rooms) as of June 30, 2007 and 43 hotels (14,606 rooms) as of June 30, 2006. The results of operations for six hotels that were sold in 2007 and fifteen hotels that were sold in 2006 are included in discontinued operations for the three and six months ended June 30, 2006.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
REVENUES
Room	$177,080	$144,032	$33,048	22.9%
Food and beverage	74,472	59,667	14,805	24.8%
Other operating	19,846	17,853	1,993	11.2%

Total revenues	271,398	221,552	49,846	22.5%

OPERATING EXPENSES
Hotel operating	158,547	129,818	28,729	22.1%
Property general and administrative	30,247	25,157	5,090	20.2%
Corporate overhead	9,475	4,502	4,973	110.5%
Depreciation and amortization	29,237	22,722	6,515	28.7%

Total operating expenses	227,506	182,199	45,307	24.9%

Operating income	43,892	39,353	4,539	11.5%
Equity in losses of unconsolidated joint venture	(110)	—	(110)	(100.0)%
Interest and other income	796	513	283	55.2%
Interest expense	(27,026)	(21,889)	(5,137)	(23.5)%

Income from continuing operations	17,552	17,977	(425)	(2.4)%
Income from discontinued operations	56,920	4,075	52,845	1,296.8%

Net income	$74,472	$22,052	$52,420	237.7%

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
REVENUES
Room	$325,920	$261,488	$64,432	24.6%
Food and beverage	139,536	114,973	24,563	21.4%
Other operating	37,035	34,493	2,542	7.4%

Total revenues	502,491	410,954	91,537	22.3%

OPERATING EXPENSES
Hotel operating	301,867	246,521	55,346	22.5%
Property general and administrative	56,890	47,778	9,112	19.1%
Corporate overhead	16,806	10,374	6,432	62.0%
Depreciation and amortization	55,749	42,643	13,106	30.7%

Total operating expenses	431,312	347,316	83,996	24.2%

Operating income	71,179	63,638	7,541	11.8%
Equity in losses of unconsolidated joint venture	(1,461)	—	(1,461)	(100.0)%
Interest and other income	1,475	1,611	(136)	(8.4)%
Interest expense	(49,749)	(47,572)	(2,177)	(4.6)%

Income from continuing operations	21,444	17,677	3,767	21.3%
Income from discontinued operations	57,856	22,200	35,656	160.6%

Net income	$79,300	$39,877	$39,423	98.9%

2007 Compared to 2006

Revenues. Total revenue for the three months ended June 30, 2007 was $271.4 million as compared to $221.6 million for the same time period in 2006. Total revenue for the three months ended June 30, 2007 included room revenue of $177.1 million, food and beverage revenue of $74.5 million, and other revenue of $19.8 million. Total revenue for the three months ended June 30, 2006 included room revenue of $144.0 million, food and beverage revenue of $59.7 million, and other revenue of $17.9 million.

Total revenue for the six months ended June 30, 2007 was $502.5 million as compared to $411.0 million for the same time period in 2006. Total revenue for the six months ended June 30, 2007 included room revenue of $325.9 million, food and beverage revenue of $139.5 million, and other revenue of $37.0 million. Total revenue for the six months ended June 30, 2006 included room revenue of $261.5 million, food and beverage revenue of $115.0 million, and other revenue of $34.5 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and six months ended June 30, 2007 and 2006. The comparisons do not include the results of operations for the six hotels sold in 2007 and the fifteen hotels sold during 2006. Since seven of our hotels owned as of June 30, 2007 were acquired during 2006 and 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those seven hotels under previous ownership for either a portion of or the entire three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007 (Pro Forma)			2006 (Pro Forma)			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (46 hotels)	79.2%	$160.01	$126.73	76.5%	$154.07	$117.86	2.7%	3.9%	7.5%
Comparable Hotel Portfolio (42 hotels) (1)	79.8%	$157.61	$125.77	76.2%	$151.19	$115.21	3.6%	4.2%	9.2%

	Six Months Ended June 30,
	2007 (Pro Forma)			2006 (Pro Forma)			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (46 hotels)	76.4%	$156.56	$119.61	73.7%	$150.25	$110.73	2.7%	4.2%	8.0%
Comparable Hotel Portfolio (42 hotels) (1)	77.2%	$154.15	$119.00	73.3%	$147.02	$107.77	3.9%	4.8%	10.4%

(1)

Includes hotel properties owned on June 30, 2007, excluding hotels currently undergoing rebranding and renovation programs (Embassy Suites La Jolla, Renaissance Baltimore, Renaissance Long Beach and Renaissance Orlando).

For the three months ended June 30, 2007, RevPAR for our pro forma total portfolio increased 7.5% to $126.73 from the same time period in 2006. Occupancy increased 2.7 percentage points to 79.2%, while ADR increased 3.9% to $160.01. For our pro forma comparable hotel portfolio, RevPAR increased 9.2% to $125.77 from the same time period in 2006. Occupancy increased 3.6 percentage points to 79.8%, while ADR increased 4.2% to $157.61.

For the six months ended June 30, 2007, RevPAR for our pro forma total portfolio increased 8.0% to $119.61 from the same time period in 2006. Occupancy increased 2.7 percentage points to 76.4%, while ADR increased 4.2% to $156.56. For our pro forma comparable hotel portfolio, RevPAR increased 10.4% to $119.00 from the same time period in 2006. Occupancy increased 3.9 percentage points to 77.2%, while ADR increased 4.8% to $154.15.

The increases in our RevPAR for both the three and six months ended June 30, 2007 compared to the same time periods in 2006 were significantly affected by increases in RevPAR at several of our recently renovated hotels, Hyatt Regency Century Plaza, Fairmont Newport Beach, and Renaissance Washington D.C.

Room revenue. Room revenue increased $33.0 million, or 22.9%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily due to room revenue generated from newly acquired hotels. We acquired five hotels either during or subsequent to our second quarter 2006: Embassy Suites La Jolla, W Hotel San Diego, LAX Renaissance, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “five hotels”). The five hotels contributed $20.9 million to room revenue during our second quarter 2007. In addition, growth in the hotels we acquired prior to March 31, 2006 (which we refer to as our “second quarter existing portfolio”) contributed $12.1 million to room revenue during our second quarter 2007 due to increases in both occupancy ($4.4 million) and ADR ($7.7 million).

Room revenue increased $64.4 million, or 24.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase was primarily due to room revenue generated from newly acquired hotels. We acquired seven hotels either during or subsequent to our first quarter 2006: Del Mar Marriott, Hilton Times Square, Embassy Suites La Jolla, W Hotel San Diego, LAX Renaissance, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “seven hotels”). The seven hotels contributed $41.5 million to room revenue during the first six months of 2007. In addition, growth in the hotels we acquired prior to December 31, 2005 (which we refer to as our “2007 existing portfolio”) contributed $22.9 million to room revenue during the first six months of 2007 due to increases in both occupancy ($9.9 million) and ADR ($13.0 million).

Food and beverage revenue. Food and beverage revenue increased $14.8 million, or 24.8%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The five hotels contributed $7.3 million of food and beverage revenue during our second quarter 2007. Food and beverage revenue generated from our second quarter existing portfolio increased $7.5 million during our second quarter 2007 as compared to the same time period in 2006 due to higher occupancy levels at the hotels, as well as to the fact that several restaurants were under renovation in 2006 and were either closed or operating at a limited capacity.

Food and beverage revenue increased $24.6 million, or 21.4%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The seven hotels contributed $12.1 million of food and beverage revenue during the first six months of 2007. Food and beverage revenue generated from our 2007 existing portfolio increased $12.5 million during the first six months of 2007 as compared to the same time period in 2006 primarily due to the same reasons noted above in the discussion regarding the second quarter.

Other operating revenue. Other operating revenue increased $2.0 million, or 11.2%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The five hotels contributed $2.0 million to other operating revenue during our second quarter 2007. Growth in other operating revenue generated from our second quarter existing portfolio was nominal during our second quarter 2007 as compared to the same time period in 2006.

Other operating revenue increased $2.5 million, or 7.4%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The seven hotels contributed $3.2 million to other operating revenue during the first six months of 2007. Other operating revenue generated from our 2007 existing portfolio decreased $0.7 million during the first six months of 2007 as compared to the same time period in 2006.

A substantial portion of our other operating revenue in both the three and six months ended June 30, 2007 and 2006 resulted from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We used a total of $1.1 million and $2.0 million, respectively, of the $27.0 million performance guaranty during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, we used a total of $2.9 million and $4.9 million, respectively. We have used a total of $26.3 million cumulatively. We expect to fully utilize the remaining amount of this guaranty in the third quarter 2007.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $28.7 million, or 22.1%, during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The five hotels contributed $17.0 million to hotel operating expense during our second quarter 2007. In addition, hotel operating expenses in our second quarter existing portfolio increased $11.7 million during our second quarter 2007 as compared to the same time period in 2006. These higher costs in our second quarter existing portfolio for the three months ended June 30, 2007 were primarily a result of increases in room expense, food and beverage expenses and franchise costs due to increases in occupancy and related revenue, combined with an increase in property taxes due to higher tax rates.

Hotel operating expenses increased $55.3 million, or 22.5%, during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The seven hotels contributed $33.5 million to hotel operating expense during the first six months of 2007. In addition, hotel operating expenses in our 2007 existing portfolio increased $21.8 million during the first six months of 2007 as compared to the same time period in 2006. These higher costs in our 2007 existing portfolio for the six months ended June 30, 2007 were primarily due to the same reasons noted above in the discussion regarding the second quarter.

Property general and administrative expense. Property general and administrative expense increased $5.1 million, or 20.2%, during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The five hotels contributed $3.8 million in property general and administrative expense during our second quarter 2007. Property general and administrative expenses in our second quarter existing portfolio increased $1.3 million during our second quarter 2007 as compared to the same time period in 2006 primarily due to wage increases and as the result of certain concessions given to guests who experienced disruptions during our renovations, as well as to other hotel specific expenses, such as increased credit card commissions and management fees, associated with the overall increase in revenue.

Property general and administrative expense increased $9.1 million, or 19.1%, during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The seven hotels contributed $6.6 million in property general and administrative expense during the first six months of 2007. Property general and administrative expenses in our 2007 existing portfolio increased $2.5 million during the first six months of 2007 as compared to the same time period in 2006 primarily due to the same reasons noted above in the discussion regarding the second quarter.

Corporate overhead expense. Corporate overhead expense increased $5.0 million, or 110.5%, during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to severance costs related to the departure of our former president and former executive vice president and chief investment officer, and to costs related to the chief executive officer succession and the senior management team transition, as well as to additional increases in payroll and related expenses, including deferred stock compensation expense.

Corporate overhead expense increased $6.4 million, or 62.0%, during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to the same reasons noted above in the discussion regarding the second quarter.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.5 million, or 28.7%, during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The five hotels contributed $4.3 million in depreciation and amortization expense during our second quarter 2007. Our second quarter existing portfolio contributed an additional $2.2 million in depreciation and amortization expense during the three months ended June 30, 2007.

Depreciation and amortization expense increased $13.1 million, or 30.7%, during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The seven hotels contributed $8.0 million in depreciation and amortization expense during the first six months of 2007. Our 2007 existing portfolio contributed an additional $5.1 million in depreciation and amortization expense during the six months ended June 30, 2007.

Interest expense. Interest expense increased $5.1 million, or 23.5%, during the three months ended June 30, 2007 as compared to the same time period during 2006. As a result of new loans principally obtained to finance our acquisitions, interest expense includes an additional $8.6 million in interest incurred during the three months ended June 30, 2007 as compared to the same time period in 2006. In addition, interest expense includes $0.4 million in prepayment penalties incurred during the second quarter of 2007 as we prepaid one of our mortgage loans in advance of its maturity date. Partially offsetting these increases, interest expense was reduced in the second quarter of 2007 as compared to the second quarter of 2006 due to a $2.6 million loss on early extinguishment of debt incurred in 2006 related to the cost associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $1.3 million during the three months ended June 30, 2007 as compared to the same time period in 2006.

Interest expense increased $2.2 million, or 4.6%, during the six months ended June 30, 2007 as compared to the same time period during 2006. As a result of new loans obtained to finance our acquisitions, interest expense includes an additional $13.5 million in interest incurred during the six months ended June 30, 2007 as compared to the same time period in 2006. In addition, interest expense includes $0.4 million in prepayment penalties incurred during the first six months of 2007 as a result of the repayment of one of our mortgage loans before its maturity date. Partially offsetting these increases, interest expense was reduced in the first six months of 2007 as compared to the same time period in 2006 due to a $10.0 million loss on early extinguishment of debt incurred in 2006 related to the cost associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $1.7 million during the first six months ended June 30, 2007 as compared to the same time period in 2006.

Our total notes payable, including the current portion, was $1,747.8 million on June 30, 2007 and $1,503.8 million on June 30, 2006, with a weighted average interest rate per annum of approximately 5.6% on June 30, 2007 and 5.5% on June 30, 2006. On June 30, 2007, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations was $56.9 million and $57.9 million, respectively, during the three and six months ended June 30, 2007 as compared to $4.1 million and $22.2 million, respectively, for the three and six months ended June 30, 2006. As described under “—Factors Affecting Our Results of Operations—Dispositions,” six hotels were sold during 2007, and 15 hotels were sold during 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these 21 hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, proceeds from notes payable including our Operating Partnership’s debt securities, our credit facility, sales of hotel properties, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $96.6 million for the six months ended June 30, 2007 compared to $81.1 million for the six months ended June 30, 2006. This increase was primarily due to decreases in our restricted cash accounts as we received previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan, combined with increased profitability in our total hotel portfolio during the six months ended June 30, 2007.

Investing activities. Our cash used in investing activities fluctuates primarily based on acquisitions, sales and renovation of hotels. Net cash used in investing activities was $304.9 million for the six months ended June 30, 2007 compared to $482.5 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.8 million for a hotel acquired in 2006, for a total cash outlay of $403.1 million. In addition, we paid cash of $75.7 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $3.5 million, received net proceeds of $147.9 million from the sale of six hotels and $29.0 million from the sale of a note receivable, and received $0.5 million from our unconsolidated joint venture. During the same time period in 2006, we acquired four hotels for $521.8 million, which included the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total cash outlay of $438.7 million. In addition, in the first six months of 2006, we paid cash of $66.2 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $3.4 million, and received net proceeds of $25.8 million from the sale of one hotel combined with the collection of additional proceeds from a hotel we sold in 2004.

Financing activities. Net cash provided by financing activities was $230.5 million for the six months ended June 30, 2007 compared to $399.5 million for the six months ended June 30, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of proceeds from the issuance of notes payable of $426.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of our forward sale agreement of $110.4 million, partially offset by $73.1 million used to repurchase shares of our common stock, $178.0 million of principal payments on notes payable, $47.8 million of dividends paid to our stockholders, and $7.0 million in deferred financing costs. Net cash provided by financing activities for the six months ended June 30, 2006 consisted primarily of proceeds from notes payable of $443.5 million and net proceeds from our preferred and common stock offerings of $54.3 million and $158.1 million, respectively, partially offset by $201.9 million of principal payments on notes payable and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $41.4 million of dividends paid to our stockholders, and $3.2 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, our credit facility, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable and our credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including the available balance of our $200.0 million credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of June 30, 2007, our credit facility had no amount outstanding, and had $11.5 million backing outstanding irrevocable letters of credit, leaving $188.5 million available under the credit facility. We are subject to compliance with applicable credit ratios under the credit facility. In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of March 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In April 2007, we amended one of our mortgage loans to provide for partial collateral releases and to eliminate amortization from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. In May 2007, we amended the credit facility. The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread changing based on the Company’s overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for the Company as follows: up to and including 50%, greater than 50% and less than or equal to 55%, greater than 55% and less than or equal to 60%, and greater than 60%. The interest rate spreads for each of the various leverage ratios contained in the amended credit facility are 25 to 35 basis points lower than those contained in the prior credit facility. In addition, we extended the initial maturity date on the credit facility from 2010 to 2011. In June 2007, we repaid a $175.0 million mortgage loan with a maturity date of December 2014, incurring $0.4 million in prepayment penalties. Also in June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at our option, cash, shares of our common stock, or a combination of cash and shares of our common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of our common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve our REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. We and all of our subsidiaries that are guarantors under our credit facility have guaranteed the Operating Partnership’s obligations under the notes.

As of June 30, 2007, all of our outstanding debt has fixed interest rates. Our credit facility has a variable interest rate that is tied to LIBOR. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2007 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,747,789	$21,326	$27,117	$364,872	$1,334,474
Interest obligations on notes payable	905,404	92,364	191,746	165,012	456,282
Operating lease obligations	317,119	4,878	9,920	8,481	293,840
Construction commitments	30,448	30,448	—	—	—
Employment obligations	3,450	1,250	1,200	1,000	—

Total	$3,004,210	$150,266	$229,983	$539,365	$2,084,596

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. We spent $75.7 million during the first six months of 2007 for renovations to our hotels. For 2007, our renovation budget includes $30.4 million of contractual construction commitments. Our total capital expenditures for 2007 are expected to be approximately $130.0 million to $140.0 million, including the $75.7 million spent in the first six months of 2007. All of these amounts are expected to be funded out of our operating cash flow and our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and/or loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s total annual revenue.

As of June 30, 2007, $40.2 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in a joint venture. For further discussion of this joint venture and its effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g. the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations and our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2006 and 2007 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2006	$188,229	$212,488	$205,527	$231,149
2007	$209,457	$234,204

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

New Accounting Standards and Accounting Changes

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

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

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of June 30, 2007, none of our outstanding debt is subject to variable interest rates.

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

None.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	145	(1)		$27.58
May 1, 2007 – May 31, 2007	4,972	(1)		$28.36
June 1, 2007 – June 30, 2007	31,256 2,604,769	(1) (2)	$ $	28.40 28.06	2,604,769	$26,900,000

(1)	Reflects shares of restricted common stock withheld and used for purposes of paying taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)	In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock prior to December 31, 2007. As of June 30, 2007, the Company has repurchased 2,604,769 shares of its common stock at a cost of $73.1 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 1, 2007.
(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.
(c)	The matters voted upon and the results were as follows:
1)	Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Robert A. Alter	55,508,709	242,688
Lewis N. Wolff	55,242,018	509,379
Z. Jamie Behar	55,643,795	107,602
Thomas A. Lewis, Jr.	55,659,759	91,638
Keith M. Locker	55,660,174	91,223
Keith P. Russell	55,656,424	94,973
Steven R. Goldman	55,658,924	92,473

2)	Ratification of the appointment of Ernst & Young LLP to act as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (Proposal 2):

For	Against	Abstain
55,723,055	14,686	13,659

3)	Approval of an amendment to our 2004 long-term incentive plan to provide for an increase in the number of authorized shares to be issued under the 2004 long-term incentive plan (Proposal 3):

For	Against	Abstain and Broker Non-Votes
50,783,551	1,891,233	271,079 and 2,805,537

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

4.1	Indenture, dated as of June 18, 2007, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, certain subsidiaries of Sunstone named therein and Wells Fargo Bank, National Association, as Trustee

4.2	First Supplemental Indenture, dated as of June 18, 2007, to Indenture, dated as of June 18, 2007, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, certain subsidiaries of Sunstone named therein and Wells Fargo Bank, National Association, as Trustee

4.3	Second Supplemental Indenture, dated as of June 18, 2007, to Indenture, dated as of June 27, 2007, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, certain subsidiaries of Sunstone named therein and Wells Fargo Bank, National Association, as Trustee

10.1	Change in Control Agreement with Kenneth E. Cruse, dated February 15, 2007

10.2	Second Amendment to Amended and Restated Loan Agreement, dated as of April 13, 2007, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent

10.3	Second Letter Amendment, dated as of May 23, 2007, to Revolving Credit Agreement dated as of July 17, 2006, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC as joint lead managers and joint book running managers

10.4	Agreement, dated May 24, 2007, between Sunstone Hotel Investors, Inc. and Jon D. Kline relating to separation from employment

10.5	Agreement, dated May 24, 2007, between Sunstone Hotel Investors, Inc. and Gary Stougaard relating to separation from employment

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 8, 2007	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)