Form 10-Q
period 2007-09-30
Sunstone Hotel Investors, Inc.
filed 2007-11-06
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

59,342,034, of Common Stock, $0.01 par value, as of November 2, 2007

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,574	$29,029
Restricted cash	56,821	65,669
Accounts receivable, net	39,934	41,695
Due from affiliates	1,332	1,383
Inventories	3,157	3,089
Prepaid expenses	9,715	7,006

Total current assets	145,533	147,871
Investment in hotel properties, net	2,816,131	2,477,514
Other real estate, net	14,253	14,673
Investment in unconsolidated joint venture	36,893	68,714
Deferred financing costs, net	13,449	7,381
Goodwill	17,365	22,249
Other assets, net	16,838	21,971

Total assets	$3,060,462	$2,760,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,270	$31,912
Accrued payroll and employee benefits	18,073	12,338
Due to SHP	16,168	16,607
Dividends payable	24,178	23,826
Other current liabilities	44,110	32,354
Current portion of notes payable	9,111	23,231

Total current liabilities	141,910	140,268
Notes payable, less current portion	1,723,770	1,476,597
Other liabilities	6,188	6,429

Total liabilities	1,871,868	1,623,294
Commitments and contingencies (Note 13)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006, liquidation preference of $24.375 per share	99,446	99,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,767,541 shares issued and outstanding at September 30, 2007 and 57,775,089 shares issued and outstanding at December 31, 2006	588	578
Additional paid in capital	986,567	958,591
Retained earnings	161,412	65,545
Cumulative dividends	(235,669)	(163,181)

Total stockholders’ equity	1,089,148	1,037,783

Total liabilities and stockholders’ equity	$3,060,462	$2,760,373

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
REVENUES
Room	$181,214	$146,172	$507,134	$407,659
Food and beverage	64,471	49,155	204,007	164,129
Other operating	21,353	21,462	58,388	55,956

Total revenues	267,038	216,789	769,529	627,744

OPERATING EXPENSES
Room	39,751	32,867	112,473	90,488
Food and beverage	50,135	39,117	149,731	118,426
Other operating	11,033	9,803	31,219	28,575
Advertising and promotion	13,645	12,209	40,626	35,066
Repairs and maintenance	9,995	8,831	29,224	25,181
Utilities	10,184	9,580	27,178	24,702
Franchise costs	10,366	9,173	27,895	22,507
Property general and administrative	29,897	23,318	86,787	71,095
Property tax, ground lease, and insurance	14,207	12,934	42,837	36,090
Corporate overhead	6,092	3,111	22,898	13,486
Depreciation and amortization	30,266	24,902	86,015	67,544

Total operating expenses	225,571	185,845	656,883	533,160

Operating income	41,467	30,944	112,646	94,584
Equity in losses of unconsolidated joint venture	(766)	—	(2,227)	—
Interest and other income	860	616	2,335	2,227
Interest expense	(24,994)	(22,889)	(74,743)	(70,462)

Income from continuing operations	16,567	8,671	38,011	26,349
Income (loss) from discontinued operations	—	(7,135)	57,856	15,064

NET INCOME	16,567	1,536	95,867	41,413
Preferred stock dividends and accretion	(5,187)	(5,188)	(15,562)	(14,429)
Undistributed income allocated to Series C Preferred Stock	—	—	(1,297)	—

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$11,380	$(3,652)	$79,008	$26,984

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.19	$0.06	$0.38	$0.21
Income (loss) from discontinued operations	—	(0.12)	0.96	0.26

Basic income (loss) available to common stockholders per common share	$0.19	$(0.06)	$1.34	$0.47

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.19	$0.06	$0.35	$0.21
Income (loss) from discontinued operations	—	(0.12)	0.98	0.26

Diluted income (loss) available to common stockholders per common share	$0.19	$(0.06)	$1.33	$0.47

Weighted average common shares outstanding:
Basic	59,147	57,708	59,064	57,075

Diluted	59,301	57,885	59,216	57,235

Dividends paid per common share	$0.32	$0.30	$0.96	$0.90

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital
	Number of Shares	Amount	Number of Shares	Amount		Retained Earnings	Cumulative Dividends	Total
Balance at December 31, 2006 (audited)	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$1,037,783
Net proceeds from sale of common stock (unaudited)			4,000,000	40	110,388			110,428
Vesting of restricted common stock (unaudited)			122,262	1	4,130			4,131
Repurchase of outstanding common stock (unaudited)			(3,129,810)	(31)	(86,392)		834	(85,589)
Common dividends declared and payable at $0.96 per share (unaudited)							(57,910)	(57,910)
Series A preferred dividends declared and payable at $1.50 per share (unaudited)							(10,575)	(10,575)
Series C preferred dividends declared and payable at $1.179 per share (unaudited)							(4,837)	(4,837)
Accretion of discount on Series C preferred stock (unaudited)					(150)			(150)
Net income (unaudited)						95,867		95,867

Balance at September 30, 2007 (unaudited)	7,050,000	$176,250	58,767,541	$588	$986,567	$161,412	$(235,669)	$1,089,148

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,867	$41,413
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	197	140
Gain on sale of hotel properties and vacant land	(55,938)	(10,304)
Loss on early extinguishment of debt	—	9,976
Depreciation	87,806	76,343
Amortization of deferred franchise fees and other intangibles	318	79
Amortization of deferred financing costs	1,438	4,543
Amortization of loan premiums	(199)	(2,420)
Amortization of deferred stock compensation	4,131	2,799
Goodwill impairment loss	—	4,733
Equity in losses of unconsolidated joint venture	2,227	—
Changes in operating assets and liabilities:
Restricted cash	7,226	(11,322)
Accounts receivable	1,564	2,109
Due from affiliates	51	692
Inventories	(68)	(176)
Prepaid expenses and other assets	(6,696)	1,754
Accounts payable and other liabilities	11,919	2,745
Accrued payroll and employee benefits	5,735	2,928
Due to SHP	(439)	(1,368)
Discontinued operations	—	77

Net cash provided by operating activities	155,139	124,741

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other real estate	147,860	152,856
Restricted cash – replacement reserve	1,622	(602)
Proceeds received from sale of note receivable	29,047	—
Cash received from unconsolidated joint venture	547	—
Acquisitions of hotel properties	(403,104)	(438,974)
Additions to hotel properties and other real estate	(102,982)	(102,854)

Net cash used in investing activities	(327,010)	(389,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	55,000
Payment of preferred stock offering costs	—	(842)
Proceeds from common stock offering	110,895	158,400
Payment of common stock offering costs	(467)	(693)
Payment for repurchases of outstanding common stock	(86,423)	—
Proceeds from notes payable	426,000	440,542
Payments on notes payable	(192,947)	(212,203)
Payments of deferred financing costs	(7,506)	(3,664)
Dividends paid	(72,136)	(64,056)

Net cash provided by financing activities	177,416	372,484

Net increase in cash and cash equivalents	5,545	107,651
Cash and cash equivalents, beginning of period	29,029	17,538

Cash and cash equivalents, end of period	$34,574	$125,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$72,322	$70,783

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$81,000

Receipt of note receivable	$—	$5,600

Dividends payable	$24,178	$22,673

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in acquiring, owning, asset managing, renovating and selling hotel properties. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotel properties to its TRS Lessee, which in turn has entered into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2007, the Company owned 46 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“SHP”), the manager of 27 of the Company’s hotels; Marriott International, Inc. (“Marriott”), manager of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of six of the Company’s hotels. In addition to its leased hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and September 30, 2006, include the accounts of the Company, the Operating Partnership and the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Application of New Accounting Standards

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at September 30, 2007 and December 31, 2006 include an allowance for doubtful accounts of $0.5 million and $0.6 million, respectively. At September 30, 2007 and December 31, 2006, the Company had approximately $5.0 million and $4.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. At September 30, 2007 and December 31, 2006, the Company established a doubtful account reserve with respect to these receivables in the amount of $16,000 and $50,000, respectively.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.4 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively, and $1.4 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Earnings Per Share

The Company applies the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). EITF No. 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

Basic income (loss) available to common stockholders per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) available to common stockholders per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period, plus convertible redeemable preferred stock and unvested restricted stock awards considered outstanding during the period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic earnings (loss) available to common stockholders:
Net income	$16,567	$1,536	$95,867	$41,413
Less preferred dividends and accretion	(5,187)	(5,188)	(15,562)	(14,429)
Less undistributed income allocated to Series C Preferred Stock	—	—	(1,297)	—

Numerator for basic and diluted earnings (loss) available to common stockholders	$11,380	$(3,652)	$79,008	$26,984

Denominator:
Weighted average basic common shares outstanding	59,147	57,708	59,064	57,075
Unvested restricted stock awards	154	177	152	160

Weighted average diluted common shares outstanding	59,301	57,885	59,216	57,235

Basic earnings (loss) available to common stockholders per common share	$0.19	$(0.06)	$1.34	$0.47

Diluted earnings (loss) available to common stockholders per common share	$0.19	$(0.06)	$1.33	$0.47

For the three and nine months ended September 30, 2007, as well as the three and nine months ended September 30, 2006, shares of the Company’s Series C preferred stock are not reflected in the above calculation as their effect would have been anti-dilutive.

During the third quarter of 2007, the Company revised its methodology for computation of diluted earnings per share by applying the treasury stock method to unvested restricted stock awards. In prior periods, the Company included the entire weighted average number of unvested restricted stock awards in diluted shares outstanding. This revision has no effect on basic or diluted earnings per share as reported by the Company for any periods presented. As a result of this revision, the unvested restricted stock awards for purposes of calculating diluted earnings per share have been decreased by 308,489 shares and 287,548 shares for the three and nine month periods ended September 30, 2006, respectively. There was no change in the number of shares for purposes of basic earnings per share.

Reclassifications

Certain amounts included in the financial statements for prior periods have been reclassified to conform to the most recent financial statement presentation.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Land	$429,666	$384,242
Buildings and improvements	2,401,143	2,067,930
Fixtures, furniture and equipment	295,377	264,870
Intangibles	35,736	35,736
Franchise fees	1,396	1,382
Construction in process	16,032	30,808

	3,179,350	2,784,968
Accumulated depreciation and amortization	(363,219)	(307,454)

	$2,816,131	$2,477,514

In January 2007, the Company purchased the 499-room LAX Renaissance located in Los Angeles, California for $65.2 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of January 4, 2007 through Marriott’s third quarter ended September 7, 2007, have been included in the Company’s statements of operations.

In March 2007, the Company purchased the 402-room Marriott Long Wharf located in Boston, Massachusetts for $228.5 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of March 23, 2007 through Marriott’s third quarter ended September 7, 2007, have been included in the Company’s statements of operations. The allocation of the purchase price is preliminary because the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

In April 2007, the Company paid an additional $0.8 million as part of a purchase price true-up for the Marriott Del Mar located in San Diego, California, originally purchased by the Company in January 2006.

In May 2007, the Company purchased the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts for a purchase price of $117.0 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of May 1, 2007 through Marriott’s third quarter ended September 7, 2007, have been included in the Company’s statements of operations. The allocation of the purchase price is preliminary because the Company is in the process of obtaining a purchase price allocation from an independent third party. The Company has included depreciation expense based on this preliminary purchase price allocation.

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

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$267,038	$239,474	$786,077	$692,704

Income available to common stockholders from continuing operations	$11,380	$3,824	$20,336	$9,000

Income per diluted share available to common stockholders from continuing operations	$0.19	$0.07	$0.34	$0.16

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold six hotel properties in the first nine months of 2007 for net proceeds of $147.4 million and a net gain of $56.0 million. The Company sold a total of 15 hotel properties in 2006. During the first nine months of 2006, the Company sold 14 hotels for net proceeds of $158.2 million, which includes the receipt of a $5.6 million note receivable. The Company recognized a net gain on sale of $10.1 million, and also recognized a $4.7 million goodwill impairment loss. These hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” In addition, the Company received payment in full for its $4.7 million note receivable generated from its 2004 sale of the San Marcos Resort & Conference Center in Chandler, Arizona. This note was previously written down to market value, resulting in a reserve of $350,000, expensed during the fourth quarter of 2004. Upon full payment of this note in the first quarter of 2006, this reserve was reversed. Additionally, an expense of $92,000 relating to the termination of the management agreement at the hotel was paid.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2007 and 2006, related to hotel properties that have been sold (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$—	$26,210	$17,884	$77,426
Operating expenses	—	(18,322)	(11,870)	(55,403)
Interest expense	—	(1,237)	(2,010)	(3,652)
Depreciation and amortization expense	—	(2,704)	(2,109)	(8,878)
Goodwill impairment loss	—	(4,733)	—	(4,733)
Gain on sale of hotels	—	(6,349)	55,961	10,304

Income (loss) from discontinued operations	$—	$(7,135)	$57,856	$15,064

5. Other Real Estate

Other real estate consists of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	9,482	9,070
Fixtures, furniture and equipment	4,724	4,465
Construction in process	22	89

	18,052	17,448
Accumulated depreciation	(4,309)	(3,708)

	13,743	13,740
Land held for investment	510	933

	$14,253	$14,673

In May 2007, the Company sold a vacant parcel of land for net proceeds of $429,000, resulting in a net loss of $23,000.

6. Investment in Unconsolidated Joint Venture

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel in New York City, New York. The $68.5 million initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the Company’s equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine-year period. In addition, the equity is entitled to receive a pro-rata share of any excess equity distributions of the joint venture. At September 30, 2007 and December 31, 2006, the Company’s investment amounted to $36.9 million and $68.7 million, respectively. The Company’s equity in the unconsolidated joint venture incurred losses of $0.8 million and $2.2 million, respectively, for the three and nine months ended September 30, 2007.

7. Goodwill

The Company follows the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. In conjunction with the sale of six hotel properties during the second quarter of 2007 and 13 hotel properties during the third quarter of 2006, the Company wrote off the goodwill associated with these properties totaling $4.9 million to gain on sale of hotels and $4.7 million to impairment loss, respectively. The amounts are included in income (loss) from discontinued operations.

8. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Property and equipment, net	$1,544	$1,730
Pre-acquisition costs	548	8,985
Other receivables	11,793	8,485
Other	2,953	2,771

	$16,838	$21,971

9. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through August 2024. The notes are collateralized by first deeds of trust on 35 hotel properties and one laundry facility.	$1,482,881	$1,499,828
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	—

	1,732,881	1,499,828
Less: current portion	(9,111)	(23,231)

	$1,723,770	$1,476,597

The Company was not in default on any of its loan covenants at either September 30, 2007 or December 31, 2006.

During the first quarter of 2007, the Company drew down $138.0 million of its $200.0 million credit facility (the “credit facility”) in connection with the acquisitions of the LAX Renaissance, Los Angeles, California and the Marriott Long Wharf, Boston, Massachusetts, and for other working capital requirements. During the second quarter of 2007, the Company drew down an additional $27.0 million of the credit facility in connection with the acquisition of the Marriott Boston Quincy, Quincy, Massachusetts, and for other working capital requirements. The Company repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007. As of September 30, 2007, the Company had no outstanding indebtedness under its credit facility, and had $11.3 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $188.7 million available under the credit facility.

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

In August 2007, the Company repaid a $13.1 million mortgage loan with a maturity date of September 2007.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$24,568	$21,529	$72,928	$58,362
Deferred financing fees	426	1,360	1,400	4,027
Prepayment penalties	—	—	415	—
Write-off of loan premium	—	—	—	(1,903)
Loss on early extinguishment of debt	—	—	—	9,976

	$24,994	$22,889	$74,743	$70,462

Discontinued operations:
Interest expense	$—	$1,016	$1,972	$3,139
Deferred financing fees	—	221	38	513

	$—	$1,237	$2,010	$3,652

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock pays a base dividend of $0.393 per share per quarter. The Series C preferred stock is convertible into shares of the Company’s common stock at the option of the holder on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s dividend on its common stock increase beyond $0.339 per share per quarter. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At September 30, 2007 and December 31, 2006, the Series C preferred stock carrying value consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	446	296

	$99,446	$99,296

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

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets Inc., as agent for the forward counterparty, borrowed and sold in a public offering 4,000,000 shares of common stock. In April 2007, the Company settled the Forward Sale Agreement for net proceeds of $110.0 million, including $0.4 million in related expenses paid in 2006. The proceeds were used to fund a portion of the acquisition price of the Marriott Boston Quincy hotel. The Forward Sale Agreement was accounted for as an equity instrument and did not qualify as a derivative liability.

In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock prior to December 31, 2007. As of September 30, 2007, the Company has repurchased 3,129,810 shares of its common stock at a cost of $86.4 million.

12. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended September 30, 2007 and 2006, the Company’s expense related to these restricted shares and restricted share units was $1.6 million and $1.4 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s expense related to these restricted shares and restricted share units was $6.1 million and $3.9 million, respectively.

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended September 30, 2007 and 2006 were $6.8 million and $5.6 million, respectively. Basic management fees included in property general and administrative expense were $6.8 million and $5.1 million, respectively, for the three months ended September 30, 2007 and 2006. Discontinued operations included zero and $0.5 million, respectively, of basic management fees for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, total basic management fees incurred by the Company were $20.0 million and $17.3 million, respectively. Basic management fees included in property general and administrative expense were $19.7 million and $15.7 million, respectively, for the nine months ended September 30, 2007 and 2006. Discontinued operations included $0.3 million and $1.6 million of basic management fees for the nine months ended September 30, 2007 and 2006, respectively.

In addition to basic management fees, provided certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $1.3 million and $0.4 million, respectively, for the three months ended September 30, 2007 and 2006, and $3.6 million and $2.9 million, respectively for the nine months ended September 30, 2007 and 2006, all of which were included in property general and administrative expense.

Franchise Agreements

Total franchise costs incurred by the Company during the three months ended September 30, 2007 and 2006 totaled $10.4 million and $11.2 million, respectively. Of the total franchise costs, franchise royalties totaled $3.9 million and $4.6 million, for the three months ended September 30, 2007 and 2006, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled zero and $2.0 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total franchise costs incurred by the Company totaled $29.2 million and $28.3 million, respectively. Of the total franchise costs, franchise royalties totaled $11.6 million and $12.8 million, respectively. Franchise costs included in discontinued operations totaled $1.3 million and $5.8 million, respectively, for the nine months ended September 30, 2007 and 2006.

Renovation and Construction Commitments

At September 30, 2007, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2007 totaled $29.2 million.

Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended September 30, 2007 and 2006 totaled $2.0 million and $1.4 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $2.0 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively. Rent expense included in discontinued operations was zero for the three months ended September 30, 2007, and nominal for the same period in 2006. For the nine months ended September 30, 2007 and 2006, total rent expense was $5.8 million and $6.0 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $5.8 million and $5.5 million for the nine months ended September 30, 2007 and 2006 respectively. Rent expense included in discontinued operations was zero and $0.5 million, respectively, for the nine months ended September 30, 2007 and 2006.

Rent expense incurred pursuant to the lease on the corporate offices totaled $130,000 and $116,000 for the three months ended September 30, 2007 and 2006, respectively, and totaled $362,000 and $347,000 for the nine months ended September 30, 2007 and 2006, respectively, and is included in corporate overhead in the accompanying statements of operations.

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

At September 30, 2007, the Company had $11.3 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2007.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2007 and December 31, 2006, amounts owed to the Company by its affiliates amounted to $1.3 million and $1.4 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Executive Chairman of the Board of Directors, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $20,000 and $255,000, respectively, for the three and nine months ended September 30, 2007, and $72,000 and $201,000, respectively, for the three and nine months ended September 30, 2006.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 8, 2007, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for ten of our hotels;

•	performance of acquired properties after they are acquired;

•	competition for the acquisition of hotels;

•	competition in the operation of our hotels;

•	our ability to complete acquisitions;

•	the need for renovations and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovation or other developments;

•	changes in business strategy or acquisition or disposition plans;

•	our level of outstanding debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt;

•	volatility in the credit or equity markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all; and

•	other events beyond our control.

These factors may cause our actual events to differ materially from the expectations expressed or implied by any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily luxury, upper upscale and upscale hotels in the United States operated under leading brand names, such as Marriott, Hilton, Hyatt, Fairmont, Starwood, and Wyndham.

Operations

REIT structure. For us to qualify as a REIT, our income cannot be derived from our operation of hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), our Operating Partnership and its subsidiaries lease our hotel properties to our TRS Lessee, which in turn contracts with third-party operators to manage our hotels. All of our third-party managers qualify as “eligible independent contractors”, which under the Code means they are actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. Because we control both the Operating Partnership and our TRS Lessee, revenues generated by our underlying portfolio of hotels remain our principal source of operating income on a consolidated basis. The earnings of the TRS Lessee are subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

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

In May 2007, we acquired the 464-room Marriott Boston Quincy hotel located in Quincy, Massachusetts for approximately $117.0 million and retained Marriott as manager. The acquisition was funded primarily through the settlement of our Forward Sale Agreement, with the balance funded with a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

The following table sets forth the hotels that we have acquired since January 1, 2006:

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

Dispositions. The following table sets forth the hotels we have sold since January 1, 2006:

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

Renovations. During the third quarter of 2007 the Company invested $27.2 million in capital improvements. This included $9.1 million for repositioning projects that were completed during the second quarter.

During the third quarter, design for the renovation of Marriott Boston Long Wharf was finalized. The $14 million Long Wharf renovation is expected to commence during the fourth quarter of 2007 and be completed during the first quarter of 2008.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, and to fund other working capital requirements. During the second quarter of 2007, we drew down an additional $27.0 million of the credit facility to fund our purchase of the Marriott Boston Quincy, and to fund other working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007, using proceeds we received from the sale of six hotel properties. As of September 30, 2007, we had no outstanding indebtedness under our credit facility, and had $11.3 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $188.7 million available under the credit facility.

In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In addition, in April 2007, we amended one of our mortgage loans to eliminate amortization and to provide for partial collateral releases, provided we continue to meet certain loan covenants, from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. We also repaid a $175.0 million mortgage loan in June 2007, which had a maturity date of December 2014. In connection with this repayment, we incurred prepayment penalties of $0.4 million.

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

In August 2007, we repaid a $13.1 million mortgage loan with a maturity date of September 2007.

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue;

•

comparable RevPAR growth, which we define as the change in RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the current or preceding calendar year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR growth as our “Comparable Portfolio”;

•	operating margin, which is the quotient of total operating income divided by total revenues; and

•	operating flow through, which is the quotient of incremental operating income divided by incremental revenues.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenue, which is comprised of revenues realized in the hotel food and beverage outlets as well as banquet and catering events; and

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

We continually work with our operators to improve our operating flow through, which generally refers to our ability to retain incremental revenue as profit by minimizing incremental operating expenses. There are, however, limits to how much our operators can accomplish in this regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators cannot necessarily control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Operating Results

The following tables present our unaudited operating results for our total portfolio for the three and nine months ended September 30, 2007 and 2006, including the amount and percentage change in the results between the periods. Our total portfolio represents the results of operations included in the consolidated statements of operations, and includes 46 hotels (15,987 rooms) as of September 30, 2007 and 43 hotels (14,606 rooms) as of September 30, 2006. The results of operations for six hotels that were sold in 2007 and 15 hotels that were sold in 2006 are included in discontinued operations for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
REVENUES
Room	$181,214	$146,172	$35,042	24.0%
Food and beverage	64,471	49,155	15,316	31.2%
Other operating	21,353	21,462	(109)	(0.5)%

Total revenues	267,038	216,789	50,249	23.2%

OPERATING EXPENSES
Hotel operating	159,316	134,514	24,802	18.4%
Property general and administrative	29,897	23,318	6,579	28.2%
Corporate overhead	6,092	3,111	2,981	95.8%
Depreciation and amortization	30,266	24,902	5,364	21.5%

Total operating expenses	225,571	185,845	39,726	21.4%

Operating income	41,467	30,944	10,523	34.0%
Equity in losses of unconsolidated joint venture	(766)	—	(766)	(100.0)%
Interest and other income	860	616	244	39.6%
Interest expense	(24,994)	(22,889)	(2,105)	(9.2)%

Income from continuing operations	16,567	8,671	7,896	91.1%
Income (loss) from discontinued operations	—	(7,135)	7,135	100.0%

Net income	$16,567	$1,536	$15,031	978.6%

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
REVENUES
Room	$507,134	$407,659	$99,475	24.4%
Food and beverage	204,007	164,129	39,878	24.3%
Other operating	58,388	55,956	2,432	4.3%

Total revenues	769,529	627,744	141,785	22.6%

OPERATING EXPENSES
Hotel operating	461,183	381,035	80,148	21.0%
Property general and administrative	86,787	71,095	15,692	22.1%
Corporate overhead	22,898	13,486	9,412	69.8%
Depreciation and amortization	86,015	67,544	18,471	27.3%

Total operating expenses	656,883	533,160	123,723	23.2%

Operating income	112,646	94,584	18,062	19.1%
Equity in losses of unconsolidated joint venture	(2,227)	—	(2,227)	(100.0)%
Interest and other income	2,335	2,227	108	4.8%
Interest expense	(74,743)	(70,462)	(4,281)	(6.1)%

Income from continuing operations	38,011	26,349	11,662	44.3%
Income from discontinued operations	57,856	15,064	42,792	284.1%

Net income	$95,867	$41,413	$54,454	131.5%

2007 Compared to 2006

Revenues. Total revenue for the three months ended September 30, 2007 was $267.0 million as compared to $216.8 million for the same period in 2006. Total revenue for the three months ended September 30, 2007 included room revenue of $181.2 million, food and beverage revenue of $64.5 million, and other revenue of $21.4 million. Total revenue for the three months ended September 30, 2006 included room revenue of $146.2 million, food and beverage revenue of $49.2 million, and other revenue of $21.5 million.

Total revenue for the nine months ended September 30, 2007 was $769.5 million as compared to $627.7 million for the same period in 2006. Total revenue for the nine months ended September 30, 2007 included room revenue of $507.1 million, food and beverage revenue of $204.0 million, and other revenue of $58.4 million. Total revenue for the nine months ended September 30, 2006 included room revenue of $407.7 million, food and beverage revenue of $164.1 million, and other revenue of $56.0 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and nine months ended September 30, 2007 and 2006. The comparisons do not include the results of operations for the six hotels sold in 2007 and the 15 hotels sold during 2006. Because seven of our hotels owned as of September 30, 2007 were acquired during 2006 and 2007, the key operating metrics for the total hotel portfolio and the Comparable Portfolio reflect the results of operations of those seven hotels under previous ownership for either a portion of or the entire three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007			2006			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (46 hotels)	80.9%	$157.40	$127.34	76.6%	$148.99	$114.13	4.3%	5.6%	11.6%
Comparable Portfolio (42 hotels) (1)	81.1%	$153.91	$124.82	78.5%	$147.02	$115.41	2.6%	4.7%	8.2%

	Nine Months Ended September 30,
	2007			2006			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (46 hotels)	77.9%	$156.85	$122.19	74.7%	$149.81	$111.91	3.2%	4.7%	9.2%
Comparable Portfolio (42 hotels) (1)	78.4%	$152.08	$119.23	76.4%	$145.33	$111.03	2.0%	4.6%	7.4%

(1)

Includes hotel properties owned on September 30, 2007, excluding hotels that experienced material disruption during the reporting periods (Fairmont Newport Beach, Hyatt Regency Century Plaza, Renaissance Baltimore and Renaissance Orlando).

For the three months ended September 30, 2007, RevPAR for our total portfolio increased 11.6% to $127.34 from the same period in 2006. Occupancy increased 4.3 percentage points to 80.9%, while ADR increased 5.6% to $157.40. For our Comparable Portfolio, RevPAR increased 8.2% to $124.82 from the same period in 2006. Occupancy increased 2.6 percentage points to 81.1%, while ADR increased 4.7% to $153.91.

For the nine months ended September 30, 2007, RevPAR for our total portfolio increased 9.2% to $122.19 from the same period in 2006. Occupancy increased 3.2 percentage points to 77.9%, while ADR increased 4.7% to $156.85. For our Comparable Portfolio, RevPAR increased 7.4% to $119.23 from the same period in 2006. Occupancy increased 2.0 percentage points to 78.4%, while ADR increased 4.6% to $152.08.

Room revenue. Room revenue increased $35.0 million, or 24.0%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. A substantial portion of this increase was due to room revenue generated from newly acquired hotels. We acquired three hotels subsequent to our second quarter 2006: Renaissance LAX, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “three hotels”). The three hotels contributed $17.4 million to room revenue during our third quarter 2007. In addition, growth in the hotels we acquired prior to June 30, 2006 (which we refer to as our “third quarter existing portfolio”) contributed $17.6 million to the increase in room revenue during our third quarter 2007, due to increases in both occupancy ($6.0 million) and ADR ($11.6 million).

Room revenue increased $99.5 million, or 24.4%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily due to room revenue generated from newly acquired hotels. We acquired seven hotels subsequent to our fourth quarter 2005: Del Mar Marriott, Hilton Times Square, Embassy Suites La Jolla, W Hotel San Diego, LAX Renaissance, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “seven hotels”). The seven hotels contributed $61.0 million to room revenue during the first nine months of 2007. In addition, growth in the hotels we acquired prior to December 31, 2005 (which we refer to as our “2007 existing portfolio”) contributed $38.5 million to the increase in room revenue during the first nine months of 2007, due to increases in both occupancy ($16.3 million) and ADR ($22.2 million).

Food and beverage revenue. Food and beverage revenue increased $15.3 million, or 31.2%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The three hotels contributed $6.2 million of food and beverage revenue during our third quarter 2007. Food and beverage revenue generated from our third quarter existing portfolio increased $9.1 million during our third quarter 2007 as compared to the same period in 2006, due to higher occupancy levels at the hotels, and due to renovation disruption in 2006.

Food and beverage revenue increased $39.9 million, or 24.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The seven hotels contributed $18.5 million of food and beverage revenue during the first nine months of 2007. Food and beverage revenue generated from our 2007 existing portfolio increased $21.4 million during the first nine months of 2007 as compared to the same period in 2006 primarily due to the same reasons described above in the discussion regarding the third quarter.

Other operating revenue. Other operating revenue decreased $0.1 million, or 0.5%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The three hotels contributed $1.5 million to other operating revenue during our third quarter 2007. Other operating revenue generated from our third quarter existing portfolio decreased $1.6 million during our third quarter 2007 as compared to the same period in 2006 primarily due to decreased revenue recognized from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We recognized $0.8 million in other revenue from this performance guaranty during the third quarter 2007 as compared with $6.2 million recognized during the third quarter of 2006. Partially offsetting this decrease, other revenue in our third quarter existing portfolio grew during our third quarter 2007 due to increased internet usage, telephone, transportation and parking revenue caused by the increased occupancy, combined with attrition fees collected by our hotels, as well as increased revenue generated by our electronic purchasing platform, Buy Efficient, L.L.C. and by one of our laundry facilities.

Other operating revenue increased $2.4 million, or 4.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The seven hotels contributed $4.7 million to other operating revenue during the first nine months of 2007. Other operating revenue generated from our 2007 existing portfolio decreased $2.3 million during the first nine months of 2007 as compared to the same period in 2006 primarily due to decreased revenue recognized from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We recognized $2.8 million in other revenue from this performance guaranty during the first nine months of 2007 as compared with $11.2 million during the first nine months of 2006. Partially offsetting this decrease, other revenue in our 2007 existing portfolio grew during the nine months ended September 30, 2007 due to the same reasons described above in the discussion regarding the third quarter.

As noted above, a substantial portion of our other operating revenue in both the three and nine months ended September 30, 2007 and 2006 resulted from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We used a total of $0.8 million and $2.8 million, respectively, of the $27.0 million performance guaranty during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, we used a total of $6.2 million and $11.2 million, respectively. As of the end of our third quarter 2007, we have fully utilized the entire $27.0 million performance guaranty.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $24.8 million, or 18.4%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The three hotels contributed $13.5 million to hotel operating expense during our third quarter 2007. In addition, hotel operating expenses in our third quarter existing portfolio increased $11.3 million during our third quarter 2007 as compared to the same period in 2006. These higher costs in our third quarter existing portfolio for the three months ended September 30, 2007 were primarily a result of increases in room expense, food and beverage expenses and franchise costs due to increases in occupancy and related revenue.

Hotel operating expenses increased $80.1 million, or 21.0%, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The seven hotels contributed $47.8 million to hotel operating expense during the first nine months of 2007. In addition, hotel operating expenses in our 2007 existing portfolio increased $32.3 million during the first nine months of 2007 as compared to the same period in 2006. These higher costs in our 2007 existing portfolio for the nine months ended September 30, 2007 were primarily due to the same reasons described above in the discussion regarding the third quarter, as well as to an increase in property taxes due to higher tax rates.

Property general and administrative expense. Property general and administrative expense increased $6.6 million, or 28.2%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The three hotels contributed $3.3 million in property general and administrative expense during our third quarter 2007. Property general and administrative expenses in our third quarter existing portfolio increased $3.3 million during our third quarter 2007 as compared to the same period in 2006 primarily due to wage increases and to other hotel specific expenses, such as increased credit card commissions, bad debt expense and management fees, associated with the overall increase in revenue.

Property general and administrative expense increased $15.7 million, or 22.1%, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The seven hotels contributed $9.9 million in property general and administrative expense during the first nine months of 2007. Property general and administrative expenses in our 2007 existing portfolio increased $5.8 million during the first nine months of 2007 as compared to the same period in 2006 primarily due to the same reasons described above in the discussion regarding the third quarter.

Corporate overhead expense. Corporate overhead expense increased $3.0 million, or 95.8%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to costs related to the chief executive officer succession and executive officer severance costs, increases in compensation, including bonus accruals, deferred stock compensation and related payroll expenses, tax expense due to the expiration of state tax credits and to higher taxes in Texas and Washington D.C., and increases in other corporate expenses.

Corporate overhead expense increased $9.4 million, or 69.8%, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to executive officer severance costs and costs related to the chief executive officer succession, increases in compensation, including bonus accruals, deferred stock compensation and related payroll expenses, and increases in other corporate expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.4 million, or 21.5%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The three hotels contributed $3.5 million in depreciation and amortization expense during our third quarter 2007. Our third quarter existing portfolio contributed an additional $1.9 million in depreciation and amortization expense during the three months ended September 30, 2007.

Depreciation and amortization expense increased $18.5 million, or 27.3%, during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The seven hotels contributed $11.3 million in depreciation and amortization expense during the first nine months of 2007. Our 2007 existing portfolio contributed an additional $7.2 million in depreciation and amortization expense during the nine months ended September 30, 2007.

Interest expense. Interest expense increased $2.1 million, or 9.2%, during the three months ended September 30, 2007 as compared to the same period during 2006. As a result of new loans principally obtained to finance our acquisitions and the issuance by the Operating Partnership of exchangeable senior notes, interest expense includes an additional $3.0 million in interest incurred during the three months ended September 30, 2007 as compared to the same period in 2006. Partially offsetting this increase, interest expense was reduced in the third quarter of 2007 as compared to the third quarter of 2006 due to a $0.9 million decrease in amortization of deferred financing fees.

Interest expense increased $4.3 million, or 6.1%, during the nine months ended September 30, 2007 as compared to the same period during 2006. As a result of new loans obtained to finance our acquisitions and the issuance by the Operating Partnership of exchangeable senior notes, interest expense includes an additional $16.5 million in interest incurred during the nine months ended September 30, 2007 as compared to the same period in 2006. In addition, interest expense includes $0.4 million in prepayment penalties incurred during the first nine months of 2007 as a result of the repayment of one of our mortgage loans before its maturity date. Partially offsetting these increases, interest expense was reduced in the first nine months of 2007 as compared to the same period in 2006 due to a $10.0 million loss on early extinguishment of debt incurred in 2006 related to the cost associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $2.6 million during the first nine months ended September 30, 2007 as compared to the same period in 2006.

Our total notes payable, including the current portion, was $1,732.9 million on September 30, 2007 and $1,500.5 million on September 30, 2006, with a weighted average interest rate per annum of approximately 5.5% on September 30, 2007 and 5.8% on September 30, 2006. On September 30, 2007, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations was zero and $57.9 million, respectively, during the three and nine months ended September 30, 2007 as compared to a loss of $7.1 million and income of $15.1 million, respectively, for the three and nine months ended September 30, 2006. As described under “—Factors Affecting Our Results of Operations - Dispositions,” six hotels were sold during 2007, and 15 hotels were sold during 2006. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these 21 hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, proceeds from notes payable including our Operating Partnership’s debt securities, our credit facility, sales of hotel properties, and proceeds from our offerings of common and preferred stock. Our primary uses for cash were for hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $155.1 million for the nine months ended September 30, 2007 compared to $124.7 million for the nine months ended September 30, 2006. This increase was primarily due to decreases in our restricted cash accounts as we received previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan, combined with increased earnings of our hotels during the nine months ended September 30, 2007.

Investing activities. Our cash used in investing activities fluctuates primarily based on acquisitions, dispositions and renovation of hotels. Net cash used in investing activities was $327.0 million during the first nine months of 2007 compared to $389.6 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.8 million for a hotel acquired in 2006, for a total cash outlay of $403.1 million. In addition, we paid cash of $103.0 million for renovations to our hotels, received net proceeds of $147.9 million from the sale of six hotels and $29.0 million from the sale of a note receivable, decreased the balance in our restricted cash replacement reserve accounts by $1.6 million, and received $0.5 million from our unconsolidated joint venture. During the same period in 2006, we acquired four hotels for $522.1 million, which included the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, and acquired an office building and land adjacent to one of our hotels for $4.4 million, for a total cash outlay of $439.0 million in the first nine months of 2006. In addition, in the first nine months of 2006, we paid cash of $102.9 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $0.6 million, and received net proceeds of $152.9 million from the sale of 14 hotels combined with the collection of additional proceeds from a hotel we sold in 2004.

Financing activities. Net cash provided by financing activities was $177.4 million for the nine months ended September 30, 2007 compared to $372.5 million for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of proceeds from the issuance of notes payable of $426.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of our Forward Sale Agreement of $110.4 million, partially offset by $192.9 million of principal payments on notes payable, $86.4 million used to repurchase shares of our common stock, $72.1 million of dividends paid to our stockholders, and $7.5 million in deferred financing costs. Net cash provided by financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from notes payable of $440.5 million and net proceeds from our preferred and common stock offerings of $54.2 million and $157.7 million, respectively, partially offset by $202.2 million of principal payments on notes payable and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $64.0 million of dividends paid to our stockholders, and $3.7 million in deferred financing costs.

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

We believe that our capital structure, including the available balance of our $200.0 million credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of September 30, 2007, our credit facility had no amount outstanding, and had $11.3 million backing outstanding irrevocable letters of credit, leaving $188.7 million available under the credit facility. We are subject to compliance with applicable credit ratios under the credit facility. In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In April 2007, we amended one of our mortgage loans to provide for partial collateral releases and to eliminate amortization from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. In May 2007, we amended the credit facility. The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread changing based on the Company’s overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for the Company as follows: up to and including 50%, greater than 50% and less than or equal to 55%, greater than 55% and less than or equal to 60%, and greater than 60%. The interest rate spreads for each of the various leverage ratios contained in the amended credit facility are 25 to 35 basis points lower than those contained in the prior credit facility. In addition, we extended the initial maturity date on the credit facility from 2010 to 2011. In June 2007, we repaid a $175.0 million mortgage loan with a maturity date of December 2014, incurring $0.4 million in prepayment penalties. Also in June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at our option, cash, shares of our common stock, or a combination of cash and shares of our common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of our common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve our REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. We and all of our subsidiaries that are guarantors under our credit facility have guaranteed the Operating Partnership’s obligations under the notes. In August 2007, we repaid a $13.1 million mortgage loan with a maturity date of September 2007.

As of September 30, 2007, all of our outstanding debt has fixed interest rates. Our credit facility has a variable interest rate that is tied to LIBOR. Although we have cross-collateralized multi-property mortgage debt, the majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2007 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,732,881	$9,111	$27,995	$423,547	$1,272,228
Interest obligations on notes payable	884,291	97,784	191,340	159,132	436,035
Operating lease obligations	315,901	4,892	9,742	8,500	292,767
Construction commitments	29,168	29,168	—	—	—
Employment obligations	3,150	1,100	1,200	850	—

Total	$2,965,391	$142,055	$230,277	$592,029	$2,001,030

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise agreements, ground leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures following the acquisition of hotels for renovation and development. We spent $103.0 million during the first nine months of 2007 for renovations to our hotels. For 2007, our renovation budget includes $29.2 million of contractual construction commitments. Our total capital expenditures for 2007 are expected to be approximately $130.0 million to $135.0 million, including the $103.0 million spent in the first nine months of 2007. All of these amounts are expected to be funded out of our operating cash flow and our cash and reserve accounts. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, since we are not required to spend the entire amount in the reserve accounts each year.

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

As of September 30, 2007, $35.0 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in a joint venture. For further discussion of this joint venture and its effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter during 2006 and 2007 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2006	$175,951	$198,942	$191,517	$216,297
2007	$188,368	$213,558	$210,667

Inflation

Inflation may affect our expenses by increasing costs including, but not limited to, payroll, taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

New Accounting Standards and Accounting Changes

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the first fiscal period beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of FAS 157 will have on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of FAS 159 will have on our financial condition, results of operations and cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of September 30, 2007, none of our outstanding debt is subject to variable interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2007 – August 31, 2007	152	(1)	$26.27
September 1, 2007 – September 30, 2007	176	(1)	$25.80
August 1, 2007 – August 31, 2007	132,941	(2)	$24.62	2,737,710	$23,600,000
September 1, 2007 – September 30, 2007	392,100	(2)	$25.64	3,129,810	$13,600,000

(1)

Reflects shares of restricted common stock withheld and used for purposes of paying taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On June 11, 2007, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock prior to December 31, 2007. As of September 30, 2007, the Company has repurchased 3,129,810 shares of its common stock at a cost of $86.4 million.

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

Sunstone Hotel Investors, Inc.

Date: November 6, 2007	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)