Form 10-K
period 2007-12-31
Sunstone Hotel Investors, Inc.
filed 2008-02-21
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 29, 2007 as reported on the New York Stock Exchange was approximately $1.7 billion. This amount excludes 588,599 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2008 was 59,763,720.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2007

The “Company” means Sunstone Hotel Investors, Inc., a Maryland corporation, and one or more of its subsidiaries, including Sunstone Hotel Partnership, LLC, or the Operating Partnership, and Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, and, as the context may require, Sunstone Hotel Investors only or the Operating Partnership only.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1. Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. Our primary business is to acquire, own, asset manage, renovate and sell luxury, upper upscale and upscale full-service hotels in the United States. Our hotels are operated under leading brand names, such as Marriott, Hilton, Hyatt, Fairmont and Starwood. As of December 31, 2007, we own 45 hotels, comprised of 15,625 rooms, located in 14 states and in Washington, D.C. Our portfolio also includes midscale hotels. In addition, we have a 38% equity interest in a joint venture that owns the Doubletree Times Square, located in New York, New York. The classifications luxury, upper upscale, upscale and midscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independent.

Our hotels are operated by third-party managers pursuant to management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2007, Sunstone Hotel Properties, Inc. (“Interstate SHP”), a division of Interstate Hotels & Resorts, Inc. (“Interstate”), operates 26 of our 45 hotels. Additionally, subsidiaries of Marriott Services, Inc. or Marriott International, Inc., which we refer to collectively as Marriott, operate 13 of our hotels, Hyatt Corporation (“Hyatt”) operates three of our hotels, and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) each operates one of our hotels. We have attempted to align the interests of our operators with our own by structuring our management agreements to allow our operators to earn “incentive” management fees upon the attainment of certain profit thresholds.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	Positioned for Growth.

Recently Renovated High-Quality Portfolio. From January 1, 2003 through December 31, 2007, we have invested $407.2 million in capital renovations throughout our existing portfolio. We believe this renovation program has improved the competitiveness of our hotels and has better positioned our portfolio for several years of above average growth.

Luxury, Upper Upscale and Upscale Concentration. We believe the luxury, upper upscale and upscale segments, which represented approximately 98.0% of our 2007 hotel revenues, tend to outperform the lodging industry generally.

Nationally Recognized Brands. Substantially all of our hotels are operated under nationally recognized brands, including Marriott, Hilton, Hyatt, Starwood and Fairmont. We believe that affiliations with strong brands help to drive business to our hotels.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2007, 66.0% of our revenues were generated by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Atlanta, Orlando, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

•

Proven Acquisition and Disposition Capabilities. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to redeploy capital from slower growth to higher growth hotels.

•

Proactive Asset Management Group. We have a proactive asset management team focused on growing the long-term revenues and profitability of our hotels. We believe that a proactive asset management program can help to grow revenues of our hotel portfolio by leveraging best practices across various brands and by providing our managers with operational insights from our extensive experience.

•

Strategic Relationship with Interstate SHP. We believe that our agreements with Interstate SHP align its interests with ours to maximize the operating performance of our hotels managed by Interstate SHP.

•	Experienced Management Team. We have a seasoned senior management team with extensive experience in real estate, lodging and finance.

•

Conservative and Flexible Capital Structure. We believe our capital structure provides us with adequate financial flexibility to fund our dividend, renovation program and external growth strategies. As of December 31, 2007, our indebtedness bears fixed interest at a weighted average rate of 5.5%, and has an average term to maturity of approximately nine years. The majority of our debt is in the form of senior unsecured notes or single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Business and Growth Strategy

Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow in order to maximize total returns to our stockholders. Our focus is to own luxury, upper upscale and upscale hotels located in desirable markets with major demand generators and significant barriers to entry. Our strategies for achieving our business objectives include the following key elements:

•

Selective Hotel Acquisitions and Capital Redeployment. We intend to continue to enhance the quality of our portfolio by acquiring premium-branded hotels, or hotels that we believe have the attributes to facilitate their conversion to premium brands, that we believe have been undermanaged or undercapitalized, that are located in growth markets or that offer expansion and renovation opportunities. We also intend to continue to opportunistically sell slower growth, non-core hotels and redeploy these proceeds by acquiring other higher quality hotels with greater cash flow growth potential.

•	Opportunistic Hotel Renovations. We will continue to invest capital to renovate and reposition our hotels when we believe doing so will generate attractive returns on our invested capital.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets. Competitive advantage is based on a number of factors, including location, quality of accommodations, convenience, brand affiliation, room rates, services and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities available to us.

Management Agreements

Twenty-six of the 45 hotels we own as of December 31, 2007 are managed and operated by Interstate SHP pursuant to management agreements with the TRS Lessee or its subsidiaries. Our remaining 19 hotels as of December 31, 2007 are managed by subsidiaries of Marriott, Hilton, Hyatt, Fairmont or Starwood under management agreements with the TRS Lessee or its subsidiaries. The following is a general description of these agreements.

Interstate SHP. Our management agreements with Interstate SHP require us to pay, on a monthly basis, a management fee ranging from 1.0% to 2.1% of gross revenues; plus an accounting fee of $10-$11 per room per month, subject to an annual increase based on consumer price index; plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, may not exceed a range of 0.5% to 1.9% of the total revenues for all the hotels managed by Interstate SHP for any fiscal year. The TRS Lessee must deliver to Interstate SHP a guaranty or guaranties of payment with respect to all fees payable to Interstate SHP.

The initial term of these management agreements is 20 years, and we have the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party. Interstate SHP is located in the same building as our headquarters in San Clemente, California. Pursuant to the terms of the management agreements, without our prior written consent, Interstate SHP may not replace certain of its key personnel in operations, sales and marketing, accounting and finance and other agreed upon personnel. In addition, without our prior written consent, Interstate SHP is not able to alter certain operating procedures or systems deemed integral to the operation of each of the managed hotels.

Marriott. Six of our Marriott hotels and seven of our Renaissance hotels are operated under management agreements with subsidiaries of Marriott. These management agreements require us to pay a base management fee between 2.25% and 3.0% of total revenue from these hotels to Marriott and expire between 2014 and 2050. Additionally, ten of these management agreements require an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires an incentive fee of 20.0% of net cash flow; one of the management agreements requires an incentive fee of 20.0% of net cash flow subject to the hotel achieving a certain operating threshold; and one of the management agreements requires us to pay specific percentages of both room revenue and food and beverage revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In the event of a sale of the Marriott Troy, Michigan, Marriott has a right of first refusal to either purchase or lease the hotel or terminate the management agreement.

Hyatt. Our three Hyatt hotels are operated under management agreements with Hyatt. The agreement with respect to the Hyatt Regency Newport Beach, California hotel expires in 2039 and requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. The management agreement with respect to the Hyatt Marietta, Georgia hotel expires in 2040 and requires us to pay 4.0% of total hotel revenue to Hyatt as a base fee. The management agreement with respect to the Hyatt Regency Century Plaza, Century City, California requires us to pay 3.0% of total revenue for that hotel to Hyatt, and expires in 2025. In addition, as part of our purchase of the Hyatt Regency Century Plaza, we entered into a 30-year term agreement with Hyatt whereby Hyatt provided us with a limited performance guaranty to ensure, subject to certain limitations, a return on equity to us. Under the terms of this agreement, were net cash flow generated by the hotel to be insufficient to cover our debt service related to this hotel, plus a 10% return on our equity investment in the hotel, Hyatt Corporation was required to pay us the difference, up to $27.0 million over the term of the agreement. As of the end of our third quarter 2007, we have fully utilized the entire $27.0 guaranty. We used a total of $2.8 million of the $27.0 million performance guaranty during 2007, $17.4 million during 2006, and $6.8 million during 2005 for a total of $27.0 million cumulatively. The management agreements with Hyatt include incentive fees ranging between 10.0% and 33.0% of the hotel’s net profit above certain net profit thresholds. These management agreements may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving the hotel and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

Fairmont. Our Fairmont Newport Beach, California hotel is operated under a management agreement with a subsidiary of Fairmont. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in

2015, with an option to extend the agreement for an additional 20 years. The agreement includes incentive fees ranging from between 15% and 25% of the hotel’s net profit above certain net profit thresholds. The agreement also includes a minimum return threshold below which Fairmont will be required to make limited guaranty payments to us not to exceed $6.0 million.

Starwood. Our W Hotel in San Diego, California is operated under a management agreement with Starwood. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2026. The agreement includes an incentive fee of 10.0% of our net profit at the hotel above the achievement of certain net profit thresholds.

Hilton. Our Embassy Suites La Jolla, California hotel is operated under a management agreement with Hilton. The agreement expires in 2016, and requires us to pay a base management fee as follows: 1.5% of gross revenues in 2006; 1.75% of gross revenues in 2007; 2.0% of gross revenues in 2008; and 2.25% of gross revenue in 2009 through 2016. The agreement includes an incentive fee of 15% of our net profit at the hotel above the achievement of certain net profit thresholds.

The existing management agreements with Fairmont, Hilton, Hyatt, Marriott, and Starwood require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2007, 23 of the hotels we own are operated subject to franchise agreements. We believe that the public’s perception of the quality associated with a brand name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that may engage in businesses prohibited to a REIT. In particular, hotel REITs are permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs, generally to assure that TRSs are subject to an appropriate level of Federal corporate taxation.

As described above, we may own up to 100% of the stock of one or more taxable REIT subsidiaries, including the TRS Lessee. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A TRS may perform activities such as development, and other independent business activities. However, a TRS may not directly or indirectly operate or manage any hotels or provide rights to any brand name under which any hotel is operated.

We and the TRS Lessee must elect for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

The rent that we receive from a TRS qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel or other establishment in which more than one-half of the dwelling units are used on a transient basis, unless wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

We have formed the TRS Lessee as a wholly owned TRS. We lease each of our hotels to the TRS Lessee or one of its subsidiaries. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties because the Code imposes a 100% excise tax on certain transactions between a TRS and us or our tenants that are not conducted on an arm’s-length basis. We believe that all transactions between us and the TRS Lessee are conducted on an arm’s-length basis. Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation.

As discussed above, the TRS Lessee has engaged independent hotel operators to operate the related hotels on its behalf. Furthermore, we have represented, with respect to hotels that we lease to the TRS Lessee in the future, that the TRS Lessee will engage “eligible independent contractors” to manage and operate the hotels leased by the TRS Lessee. All of our third-party managers qualify as “eligible independent contractors.”

Ground and Air Lease Agreements

Nine of our hotels are subject to ground or air leases that cover either all or portions of their respective properties. As of December 31, 2007, the terms of these ground or air leases (including renewal options) range from 28 to 89 years. These leases generally require us to make rental payments and payments for all charges, costs, expenses and liabilities, including real and personal property taxes, insurance, and utilities.

Any proposed sale of a property that is subject to a ground or air lease or any proposed assignment of our leasehold interest as ground or air lessee under the ground or air lease may require the consent of the applicable ground or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground or air lessee’s interest in any such property in the future absent the consent of the ground or air lessor, even if such transaction may be in the best interests of our stockholders. Three of our properties prohibit the sale or conveyance of the hotel by us to another party without first offering the ground or air lessor the opportunity to acquire the hotel upon the same terms and conditions as offered to the third party.

We have an option to acquire the ground lessor’s interest in the ground lease relating to three of our hotels for specified amounts and exercisability provisions. At this time, we do not intend to exercise any option to purchase the ground lessor’s interest in any of these ground leases.

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on June 30, 2010, with an option to extend for an additional five years. We believe that our current facilities are adequate for our present and future operations. Our Internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, are available, free of charge, through links displayed on our web site as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our website and the information on our website is not a part of this Annual Report on Form 10-K.

Employees

At February 1, 2008, we had 54 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee to operate such hotels.

Environmental

All of our hotels have been subjected to environmental reviews. Environmental consultants retained by our lenders have conducted Phase I environmental site assessments on many of our properties. These Phase I assessments relied on older environmental assessments prepared in connection with prior financing. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor are we aware of, any environmental liability (including asbestos-related liability) that we believe would harm our business, financial position, results of operations or cash flow.

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

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenue for hotels in tourist areas generally is substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, medical conditions such as public health concerns, airline strikes, cost of air travel, economic factors and other considerations affecting travel.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing costs such as labor, food, taxes, property and casualty insurance and utilities.

Item 1A. Risk Factors

The statements in this section describe some of the significant risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this 2007 Annual Report on Form 10-K and in our 2007 Annual Report to Stockholders contain certain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and other similar terms and phrases, including references to assumptions and forecasts of future results.

There is no guaranty that any forward-looking statement will be realized. The achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. If any known or unknown risks or uncertainties materialize, or if underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, expected or projected.

Risks Related to Our Business

Changes in the debt and equity markets may adversely affect our ability to acquire or sell hotel assets.

We have historically used capital obtained from debt and equity markets, along with mortgage debt, to acquire hotel assets. Changes in these markets, including changes in the demand for debt or equity securities, debt pricing and interest rates, a general decline in the value of equity securities (including our common or preferred stock), and more restrictive lending standards could adversely affect our ability to obtain capital for acquisitions on favorable terms or at all. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult to sell hotel assets.

As of December 31, 2007, we had approximately $1,722.2 million of outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Carrying our outstanding debt may adversely impact our business and financial results by:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for distributions to our stockholders and for our operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability in the future to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions in the future; and

•	requiring us to sell one or more properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also intend to incur additional debt in connection with future acquisitions of real estate, which may include loans secured by a portfolio of some or all of the hotels we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income or otherwise to ensure that we maintain our qualification as a REIT for Federal income tax purposes. In addition, at December 31, 2007, we had $10.8 million in outstanding letters of credit.

If we were to default on our secured debt in the future, the loss of our property securing the debt would negatively affect our ability to satisfy other obligations.

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

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could impact our operating results.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell one or more of our properties on disadvantageous terms, which might result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on refinancing, our interest expense would increase, which would harm our operating results.

Financial covenants in our existing notes payable and those notes we may assume may restrict our operating or acquisition activities.

Some of our existing notes payable contain, and other financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt on specific properties, as well as financial covenants relating to the performance of those properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit those properties or we are unable to incur debt to pursue those activities, our growth may be limited. If we need to obtain consents or waivers from compliance with these covenants, it may take time or cause us to incur additional expenses.

Our credit facility contains financial covenants that could harm our financial condition.

Our credit facility contains, and other financings that we may incur or assume in the future may contain, financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than those required by the Code), as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Advances under the credit facility are subject to borrowing base requirements based on the hotels securing the facility. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our credit facility could result in a default under one or more of our debt instruments. This could cause one or more of our lenders to accelerate the timing of our payment obligations and could harm our business, operations, financial condition or liquidity.

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

Two of our directors have economic interests in other real estate investments, including hotels, which may result in conflicts and competing demands on their time.

Two of our directors, Messrs. Alter and Wolff, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest.

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

In the past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the United States gross domestic product. For example, revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the recent volatility in the credit markets may have an adverse effect on the general economy and on our business.

Most of our hotels are upper upscale and upscale hotels, and the upper upscale and upscale segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could negatively affect our profitability.

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

Approximately 40% of our hotels, the largest concentration of our hotels in any state, representing approximately 35% of our rooms and approximately 38% of our 2007 revenues, are located in California. The concentration of our hotels in California makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The operating results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict and are often episodic in nature. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Because most of our hotels are operated under franchise agreements or are brand managed, termination of these franchise or management agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2007, approximately 93% of our hotels, representing approximately 92% of our rooms, were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it, and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, financeability or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain Federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock. See also “Our returns depend on management of our hotels by third parties” below.

Our franchisors and brand managers require us to make capital expenditures pursuant to property improvement plans, or PIPs, and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise or management agreements.

Historically, some of our franchisors and brand managers require that we make renovations to some of our hotels in connection with revisions to our franchise or management agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed in connection with the operation of our hotels. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five- year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years.

Our returns depend on management of our hotels by third parties.

In order to qualify as a REIT under the Code, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage the hotels. Thus, the independent management companies under management agreements with us, including, among others, Interstate SHP, control the daily operations of our hotels.

As of December 31, 2007, Interstate SHP operates 26 of the 45 hotels we own. Additionally, subsidiaries of Marriott operate 13 of our hotels, Hyatt operates three of our hotels, and Fairmont, Hilton and Starwood each operates one of our hotels. Under the terms of the management agreements with these companies, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to adequately operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we may not have a contractual right to cause an independent management company to change its method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default and, therefore, need to replace any of our management companies, those events could result in significant disruptions at the affected hotels upon the termination of a manager. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

Due to certain Federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we leased our hotel properties to the TRS Lessee, which contracted with third-party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee to make rent payments under these leases. In general, under the leases with the TRS Lessee, we will receive from the TRS Lessee both base rent and percentage rent based upon a percentage of gross revenue above a certain minimum level. As a result, we participate in the economic operations of our hotels only through our share of gross revenue under the leases.

The TRS Lessee’s ability to pay rent is affected by factors beyond its control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotels, competition in the lodging and hospitality industry, the ability to maintain and increase gross revenue at our hotels and other factors relating to the operations of our hotels.

Although failure on the part of the TRS Lessee to materially comply with the terms of a lease (including failure to pay rent when due) would give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel because we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on terms as favorable to us.

Because nine of our hotels are subject to ground or air leases, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying nine of our hotels are based upon our interest under long-term ground or air leases. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2007, the terms of these ground or air leases (including renewal options) range from 28 to 89 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

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

Authority of our Board to Amend our Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws, except with respect to amendments to the provision of our bylaws regarding our opt out of the Maryland Business Combination and Control Share Acquisition Acts. Thus, our stockholders may not effect any changes to our bylaws other than as noted in the preceding sentence.

Duties of Directors. Maryland law requires that a director perform his or her duties (1) in good faith, (2) in a manner he or she reasonably believes to be in the best interests of the corporation and (3) with the care that an ordinary prudent person in a like position would use under similar circumstances. The duty of the directors of a Maryland corporation does not require them to (1) accept, recommend or respond on behalf of the corporation to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, a stockholders’ rights plan, (3) elect on behalf of the corporation to be subject to or refrain from electing on behalf of the corporation to be subject to the unsolicited takeover provisions of Maryland law, (4) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act or (5) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law. These provisions increase the ability of our directors to respond to a takeover and may make it more difficult for a third party to effect an unsolicited takeover.

Unsolicited Takeover Provisions. Provisions of Maryland law permit the board of a corporation with a class of equity securities registered under the Exchange Act and at least three independent directors, without stockholder approval, to implement possible takeover defenses, such as a classified board or a two-thirds vote requirement for removal of a director. These provisions, if implemented, may make it more difficult for a third party to effect a takeover.

We rely on our senior management team, the loss of whom could significantly harm our business.

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with an experienced substitute, such person’s departure could harm our operations, financial condition and operating results.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•	threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	recent volatility in the credit or equity markets and its effect on the general economy and, as a result, the demand for lodging;

•	increased competition from other hotels in our markets;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	unexpected changes in business, commercial and leisure travel and tourism;

•

increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

•	changes in our relationships with, and the performance and reputation of, Interstate SHP and our other management companies and franchisors;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•

adverse effects of international market conditions, which may diminish the desire for leisure travel or the need for business travel, as well as national, regional and local economic and market conditions in which our hotels operate and where our customers live.

These factors could harm our financial condition, results of operations and ability to make distributions to our stockholders.

The hotel business is seasonal and seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenue.

Quarterly revenue may also be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we may have to enter into short-term borrowings to make distributions to our stockholders.

In the past, the threat of terrorism has harmed the hotel industry generally, including our results of operations and these harmful effects may continue or worsen, particularly if there are further terrorist events.

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

The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel, hotel occupancy and RevPAR. While there have been improvements, the uncertainty associated with the continuing war on terrorism and the possibility of future attacks may continue to hamper business and leisure travel patterns and, accordingly, the performance of our business.

The use of Internet travel intermediaries by consumers may harm our profitability as a result of increased commissions or lower room rates.

Some of our hotel rooms are booked through independent third party Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com and Hotels.com. Because we may continue to selectively use these third party Internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. If the amount of sales made through Internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial and investment conditions is limited. The real estate market, including our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. It may take a long time to find a willing purchaser and to close the sale of a hotel if we want to sell. Should we decide to sell a hotel during the term of that particular hotel’s management agreement, we may have to pay termination fees, which could be substantial, to the applicable management company.

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a management company. Claims such as these, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of our 45 hotels owned at December 31, 2007, 18 are located in California, which has been historically at greater risk to certain acts of nature (such as fires and earthquakes) than other states.

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

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

We obtain terrorism insurance as part of our all-risk property insurance program. However, our all-risk policies have limitations such as per occurrence limits and sublimits that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (the “TRIA”) for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage for all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events), as well as for “certified” events, as our terrorism coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. To the extent we have property damage directly related to fire following a nuclear, biological or chemical incident, however, our coverage will extend to reimburse us for our losses. While the TRIA provides for the reimbursement of insurers for losses resulting from nuclear, biological and chemical perils, the TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. As of December 31, 2007, the TRIA expires December 31, 2014. There is no guaranty that terrorism insurance will be readily available or affordable before or after expiration of the TRIA in December 2014. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

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

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases of our hotels to the Operating Partnership by our taxable REIT subsidiary, the TRS Lessee, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for Federal income tax purposes, we would fail to qualify as a REIT.

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

Risks Related to Our Common Stock

The terms of our management agreements with Interstate SHP were negotiated by us and Sunstone Hotel Investors, L.L.C., which had a conflict of interest because of the payment it received from Interstate SHP for its interests in the subsidiary that managed our hotels prior to the formation and structuring transactions consummated at the time of our initial public offering.

The initial terms of the management agreements with Interstate SHP were the result of negotiations among us, Sunstone Hotel Investors, L.L.C. and Interstate SHP. At the time of the formation and structuring transactions, Interstate SHP purchased from Sunstone Hotel Investors the corporate subsidiary that managed our hotels and employed the employees of our hotels and paid $8.0 million in cash to Sunstone Hotel Investors, L.L.C.; this payment was not contributed to us in the formation and structuring transactions that took place at the time of our initial public offering. As a result of this payment, Sunstone Hotel Investors, L.L.C. had a conflict of interest with us in negotiating the management agreements with Interstate SHP.

We could be exposed to substantial liabilities for events or circumstances that predate the consummation of our initial public offering.

In connection with the formation and structuring transactions consummated at the time of our initial public offering, we assumed the liabilities (known and unknown) associated with certain properties and entities contributed to us in connection with those formation and structuring transactions. In addition, in connection with Interstate’s agreement to purchase the corporate subsidiary of Sunstone Hotel Investors, L.L.C. that managed our hotels and employed the employees of our hotels, Interstate required that we indemnify it from any liabilities of the corporate subsidiary that accrued prior to the consummation of our initial public offering. These potential liabilities may include, without limitation, liabilities associated with the employees who currently work or previously worked for the corporate subsidiary. At this time, we are not aware of, or able to quantify, any potential liabilities which may arise as a result of our acquisition of the hotel properties and entities in these formation and structuring transactions or the indemnification of Interstate. Any such claims could give rise to economic liabilities which could be substantial and for which we would have no recourse. If any such liability is established against us, our financial condition could be harmed.

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

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance or changes in our estimates by securities analysts;

•	the trading volumes of our stock;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock, in the foreseeable future;

•	the addition or departure of board members;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

Our distributions to stockholders may change.

We paid a quarterly dividend of $0.32 per share of common stock, a quarterly dividend of $0.50 per share of series A cumulative redeemable preferred stock, or the series A preferred, and a quarterly dividend of $0.393 per share of series C cumulative convertible preferred stock, or the series C preferred, in each of January, April, July and October 2007. In November 2007, our board of directors authorized the payment of a quarterly dividend of $0.35 per share of common stock, a quarterly dividend of $0.50 per share of series A preferred, and a quarterly dividend of $0.404 per share of series C preferred. We paid such quarterly dividends in January 2008. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements. Consequently, our dividend levels may fluctuate.

Shares of our common stock that are or become available for sale could affect the share price

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock. As of December 31, 2007, the Operating Partnership had issued $250 million aggregate principal amount of 4.6% Exchangeable Senior Notes of the Operating Partnership exchangeable under certain conditions for shares of our common stock at an exchange price equivalent to $34.50 per share for a total of approximately 7.2 million shares (subject to adjustment for various reasons, including as a result of the payment of dividends to common stockholders).

Our earnings and cash distributions will affect the market price of shares of our common stock.

We believe that the market value of a REIT’s equity securities is based primarily on the value of the REIT’s owned real estate, capital structure, debt levels and perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings. Because our market value is based on a combination of factors, shares of our common stock may trade at prices that are higher or lower than the net value per share of our underlying assets. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

Market interest rates may affect the price of shares of our common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth additional summary information with respect to our hotel portfolio as of December 31, 2007:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Manager
Marriott	Del Mar	California	Upper Upscale	Full Service	284	Marriott
Marriott	Houston	Texas	Upper Upscale	Full Service	390	Interstate SHP
Marriott	Boston	Massachusetts	Upper Upscale	Full Service	402	Marriott
Marriott	Napa	California	Upper Upscale	Full Service	274	Interstate SHP
Marriott	Ontario	California	Upper Upscale	Full Service	299	Interstate SHP
Marriott	Park City	Utah	Upper Upscale	Full Service	199	Interstate SHP
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	286	Marriott
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	Interstate SHP
Marriott	Provo	Utah	Upper Upscale	Full Service	330	Interstate SHP
Marriott	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott	Riverside	California	Upper Upscale	Full Service	292	Interstate SHP
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	Interstate SHP
Marriott(2)	Salt Lake City	Utah	Upper Upscale	Full Service	218	Interstate SHP
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	Marriott
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	396	Marriott
Courtyard by Marriott(2)	Los Angeles	California	Upscale	Full Service	179	Interstate SHP
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Full Service	176	Interstate SHP
Renaissance Concourse(2)	Atlanta	Georgia	Upper Upscale	Full Service	387	Marriott
Renaissance Harborplace(2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance LAX	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando Resort at Sea World(2) (3)	Orlando	Florida	Upper Upscale	Full Service	778	Marriott
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Marriott
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	Interstate SHP
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	89	Interstate SHP
Fairmont(2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton	Del Mar	California	Upper Upscale	Full Service	257	Interstate SHP
Hilton	Huntington	New York	Upper Upscale	Full Service	302	Interstate SHP
Hilton(2)	Times Square	New York	Upper Upscale	Full Service	460	Interstate SHP
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	229	Interstate SHP
Embassy Suites Hotel	Chicago	Illinois	Upper Upscale	Extended Stay	367	Interstate SHP
Embassy Suites Hotel	La Jolla	California	Upper Upscale	Extended Stay	340	Hilton
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	Interstate SHP
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Limited Service	125	Interstate SHP
Crowne Plaza	Grand Rapids	Michigan	Upscale	Full Service	320	Interstate SHP
Hyatt	Marietta	Georgia	Upper Upscale	Full Service	202	Hyatt
Hyatt Regency(2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
Hyatt Regency Century Plaza	Los Angeles (Century City)	California	Upper Upscale	Full Service	726	Hyatt
Sheraton Cerritos(2)	Cerritos	California	Upper Upscale	Full Service	203	Interstate SHP
Wyndham	Houston	Texas	Upscale	Full Service	480	Interstate SHP
W Hotel	San Diego	California	Luxury	Full-Service	258	Starwood
Independent—Valley River Inn	Eugene	Oregon	Upscale	Full Service	257	Interstate SHP
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	691	Interstate SHP
Independent—Economy Inn and Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	Interstate SHP

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage.
(2)	Subject to a ground or air lease.
(3)	85% ownership interest.

In addition to the hotel properties listed above, we also have a 38% equity interest in a joint venture that owns the 460-room Doubletree Times Square, located in New York City, New York. We also own an 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic. The facility in Salt Lake City, Utah services our hotels in the area, as well as third party contracts. In addition, we own two undeveloped parcels of land, in Price, Utah; Craig, Colorado and an office building in Troy, Michigan.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 14 states and in Washington, D.C. The following table summarizes our portfolio by region, and includes the percentage of our 2007 revenues for the 45 hotels we owned as of December 31, 2007:

Region	Number of Hotels	Number of Rooms	Percentage of 2007 Revenues
California(1)	18	5,529	37.7%
Other West(2)	7	2,123	12.1
Midwest(3)	8	2,520	10.8
Middle Atlantic(4)	9	4,086	30.9
South(5)	3	1,367	8.5

Total	45	15,625	100.0%

(1)	All but one of these hotels are located in Southern California.
(2)	Includes Oregon, Texas and Utah.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, D.C.
(5)	Includes Florida and Georgia.

The following table presents our occupancy, average daily rate, or ADR, and RevPAR by geographic region for our hotels for 2005, 2006 and 2007. These statistics reflect the 45 hotels that we owned as of December 31, 2007 and may include periods prior to when we acquired our interest in the hotels.

Region	2005			2006			2007
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
California	73.5%	$136.84	$100.58	73.5%	$150.12	$110.34	79.1%	$159.24	$125.96
Other West	74.2	99.17	73.58	76.0	103.09	78.35	78.7	110.27	86.78
Midwest	62.8	123.37	77.48	65.1	132.74	86.41	68.0	137.61	93.57
Middle Atlantic	76.5	186.33	142.54	75.9	200.15	151.91	77.4	210.13	162.64
South	72.8	126.50	92.09	71.7	130.44	93.53	73.6	137.56	101.24
Weighted Average	72.6	142.40	103.38	73.0	152.82	111.56	76.3	160.89	122.76

Item 3. Legal Proceedings

We are involved from time to time in various claims and other legal actions in the ordinary course of business. We do not believe that the resolution of any pending legal matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SHO.” On February 20, 2008, the last reported price per share of common stock on the NYSE was $16.88. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Distributions
2006:
First Quarter	$29.57	$26.71	$0.300
Second Quarter	$31.20	$27.37	$0.300
Third Quarter	$30.50	$27.96	$0.300
Fourth Quarter	$30.64	$26.25	$0.320
2007:
First Quarter	$29.78	$26.35	$0.320
Second Quarter	$29.95	$27.33	$0.320
Third Quarter	$29.83	$24.59	$0.320
Fourth Quarter	$28.10	$18.12	$0.350

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors our Board of Directors deems relevant.

As of February 20, 2008, we had approximately 158 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The Company was formed to succeed to the businesses of Sunstone Hotel Investors, L.L.C. (“SHI”), WB Hotel Investors, LLC (“WB”), and Sunstone/WB Hotel Investors IV, LLC (“WB IV”) (collectively, the “Sunstone Predecessor Companies” or the “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The following table sets forth selected financial information for the Company and the Predecessor, that has been derived from the consolidated and combined financial statements and notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	The Company			The Predecessor(1)
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004	Year Ended December 31, 2003
Operating Data ($ in thousands):
Revenues:
Room	$688,921	$549,834	$343,701	$39,380	$206,586	$218,448
Food and beverage	289,655	228,315	147,679	18,995	76,740	88,596
Other operating	78,163	77,106	50,367	6,844	32,036	31,591
Management and other fees from affiliates	—	—	—	4	688	705

Total revenues	1,056,739	855,255	541,747	65,223	316,050	339,340

Operating expenses:
Room	152,808	123,004	76,766	9,325	44,380	51,075
Food and beverage	209,971	163,423	103,704	12,850	52,634	62,084
Other operating	41,816	38,095	28,831	4,542	21,444	21,968
Advertising and promotion	55,340	47,312	34,010	4,020	18,100	20,511
Repairs and maintenance	40,449	34,607	22,482	2,989	12,808	15,109
Utilities	37,429	32,863	22,022	2,840	12,557	13,787
Franchise costs	37,493	30,673	18,651	2,655	14,532	15,018
Property tax, ground lease and insurance	58,706	53,464	29,580	3,734	17,188	22,301
Property general and administrative	119,210	98,057	61,401	8,198	25,769	26,231
Corporate overhead	28,270	19,037	14,483	7,175	23,214	25,187
Depreciation and amortization	119,855	90,392	58,490	8,157	36,188	38,964
Impairment loss	—	—	—	—	1,245	5,139

Total operating expenses	901,347	730,927	470,420	66,485	280,059	317,374

Operating income (loss)	155,392	124,328	71,327	(1,262)	35,991	21,966
Equity in earnings (losses) of unconsolidated joint ventures	(3,588)	140	—	—	—	—
Interest and other income	9,261	4,208	3,079	154	560	773
Interest expense	(98,907)	(91,052)	(51,547)	(13,239)	(34,940)	(41,831)

Income (loss) before minority interest, income taxes, and discontinued operations	62,158	37,624	22,859	(14,347)	1,611	(19,092)
Minority interest	—	—	(1,761)	2,706	125	(17)
Income tax benefit	—	—	—	—	54	2,913

Income (loss) from continuing operations	62,158	37,624	21,098	(11,641)	1,790	(16,196)
Income (loss) from discontinued operations	63,505	15,613	9,107	(6,256)	(19,993)	(6,070)

Net income (loss)	125,663	53,237	30,205	$(17,897)	$(18,203)	$(22,266)

Preferred stock dividends and accretion	(20,795)	(19,616)	(10,973)
Undistributed income allocated to Series C preferred stock	(1,583)	—	—

Income available to common stockholders	$103,285	$33,621	$19,232

Net income (loss) available to common stockholders per common share	$1.75	$0.59	$0.47	$(0.54)

Cash flows provided by (used in) operating activities	$213,979	$163,076	$113,403	$(236)	$33,064	$60,034

Balance sheet data ($ in thousands):
Investment in hotel properties, net	$2,786,821	$2,477,514	$2,054,001	$1,127,272		$1,227,537
Total assets	3,049,152	2,760,373	2,249,189	1,253,745		1,364,942
Total debt	1,722,151	1,499,828	1,181,178	712,461		917,652
Total liabilities	1,855,721	1,623,294	1,290,164	791,583		1,033,993
Equity	1,093,935	1,037,783	859,929	417,332		330,345

(1)	In connection with our public offering in 2004, we undertook certain formation and structuring transactions with respect to our operating and capital structure to prepare for operation as a public company. These transactions affect the comparability of our results from and after October 26, 2004 and our results prior to that date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily luxury, upper upscale and upscale hotels in the United States operated under leading brand names such as Marriott, Hilton, Hyatt, Fairmont, and Starwood. Our portfolio also includes midscale hotels.

Operations

To qualify as a REIT, we are precluded from directly operating and earning income from our hotels. Therefore, consistent with the provisions of the Code, the Operating Partnership and its subsidiaries have leased our hotel properties to the TRS Lessee, which has in turn contracted with “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. The income of the TRS Lessee is subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Acquisitions. In January 2007, we acquired the 499-room LAX Renaissance hotel located in Los Angeles, California for approximately $65.2 million and retained Marriott as manager.

In March 2007, we acquired the 402-room Marriott Long Wharf hotel located in Boston, Massachusetts for approximately $228.5 million and retained Marriott as manager. In connection with this acquisition we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58%.

In May 2007, we acquired the 464-room Marriott Boston Quincy hotel located in Quincy, Massachusetts for approximately $117.0 million and retained Marriott as manager.

The following table sets forth the hotels we have acquired since January 1, 2005:

Hotels	Rooms	Acquisition Date
2007:
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts	402	March 23, 2007
LAX Renaissance, Los Angeles, California	499	January 4, 2007
2006:
W Hotel, San Diego, California	258	June 26, 2006
Embassy Suites, La Jolla, California	340	May 17, 2006
Hilton Times Square, New York City, New York	460	March 17, 2006
Del Mar Marriott, San Diego, California	284	January 10, 2006
2005:
Hyatt Regency Century Plaza, Los Angeles, California	726	October 5, 2005
Fairmont Hotel, Newport Beach, California	444	July 11, 2005
Sheraton Hotel, Cerritos, California	203	June 27, 2005
Renaissance Orlando Resort at Sea World, Orlando, Florida(1)	778	June 23, 2005
Renaissance Harborplace, Baltimore, Maryland	622	June 23, 2005
Renaissance Concourse, Atlanta, Georgia	387	June 23, 2005
Renaissance Long Beach, Long Beach, California	374	June 23, 2005
Renaissance Westchester, White Plains, New York	347	June 23, 2005
Renaissance Washington, D.C., Washington D.C.	807	June 23, 2005(2)

Total January 1, 2005 to December 31, 2007	7,395

(1)	Acquired 85% ownership interest.
(2)	Acquired 25% ownership interest on June 23, 2005, and the remaining 75% interest July 13, 2005.

The aggregate cost for these 16 hotel acquisitions was approximately $1.9 billion, or $257,000 per room.

Investment in unconsolidated joint ventures. In December 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel located in New York City, New York. Our total initial investment in the joint venture was approximately $68.5 million. Our total initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, we sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. The total debt of the joint venture is $300.0 million, including the $30.0 million mezzanine loan.

In December 2007, we entered into a joint venture agreement with Strategic Hotels & Resorts, Inc., or Strategic, to own and operate BuyEfficient, LLC, an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient, LLC from us for $6.3 million. As part of this transaction, we recognized a gain on sale of $6.1 million, and contributed $0.3 million to the new joint venture with Strategic to operate BuyEfficient, LLC Prior to this sale, all of BuyEfficient, LLC’s revenue and expenses were reflected on the appropriate line of our income statements. After this sale, our 50% interest in BuyEfficient, LLC is reflected on our balance sheet as investment in unconsolidated joint ventures, and on our income statements as equity in earnings (losses) of unconsolidated joint ventures.

Dispositions. The following table sets forth the hotels we have sold since January 1, 2005:

Hotels	Rooms	Disposition Date
2007:
Sheraton, Salt Lake City, Utah	362	December 20, 2007
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007
2006:
Holiday Inn, Rochester, Minnesota	170	December 21, 2006
Courtyard by Marriott, Fresno, California	116	September 13, 2006
Courtyard by Marriott, Lynnwood, Washington	164	September 13, 2006
Courtyard by Marriott, Santa Fe, New Mexico	213	September 13, 2006
Crowne Plaza, Englewood, New Jersey	194	September 13, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 13, 2006
Hawthorn Suites, Kent, Washington	152	September 13, 2006
Holiday Inn, Boise, Idaho	265	September 13, 2006
Holiday Inn, Craig, Colorado	152	September 13, 2006
Holiday Inn, Price, Utah	151	September 13, 2006
Holiday Inn, Renton, Washington	226	September 13, 2006
Holiday Inn, San Diego (Stadium), California	175	September 13, 2006
Marriott, Ogden, Utah	292	September 13, 2006
Marriott, Pueblo, Colorado	164	September 13, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006
2005:
Holiday Inn, Provo, Utah	78	December 22, 2005
Doubletree, Carson, California	224	April 14, 2005
Holiday Inn, Mesa, Arizona	246	April 14, 2005

Total January 1, 2005 to December 31, 2007	4,964

The aggregate net sale proceeds for the 25 hotel dispositions through December 31, 2007 was $373.4 million, or $75,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2007 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data from the beginning of 2005 through December 31, 2007, adjusted for the hotels acquired and sold during the respective periods.

	2007	2006	2005
Portfolio Data—Hotels
Number of hotels—beginning of period	49	60	54
Add: Acquisitions	3	4	9
Less: Sales	(7)	(15)	(3)

Number of hotels—end of period	45	49	60
Portfolio Data—Rooms
Number of rooms—beginning of period	15,758	17,333	13,183
Add: Acquisitions	1,365	1,322	4,701
Add: Room expansions	21	—	—
Less: Sales	(1,519)	(2,897)	(548)
Less: Rooms converted to other usage	—	—	(3)

Number of rooms—end of period	15,625	15,758	17,333
Average rooms per hotel—end of period	347	322	289

Renovations. During 2007, we spent $135.2 million on capital investments. This included repositioning projects completed during the year at the Renaissance Orlando, Renaissance Baltimore, Renaissance Long Beach, Hyatt Regency Century Plaza, Hilton Times Square and Embassy Suites La Jolla hotels.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, and to fund other working capital requirements. During the second quarter of 2007, we drew down an additional $27.0 million of the credit facility to fund our purchase of the Marriott Boston Quincy, and to fund other working capital requirements. During the fourth quarter, we drew down an additional $10.0 million of the credit facility to fund working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and $141.0 million in June 2007, using proceeds we received from the sale of six hotel properties, and repaid the remaining $10.0 million balance in November 2007. As of December 31, 2007, we had no outstanding indebtedness under our credit facility, and had $10.8 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $189.2 million available under the credit facility.

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

In December 2007, we repaid an $8.7 million mortgage loan with an effective maturity date of August 2009, incurring a loss on early extinguishment of debt of $0.8 million.

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

•	hotel operating margin, which is the product of total operating income divided by total revenues;

•	comparable hotel operating margin, which is the operating margin of our Comparable Portfolio; and

•	operating leverage, which is the product of incremental operating income divided by incremental revenues.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenues, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenues, which is comprised of revenues realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah. Prior to December 2007, this category also included operating revenue from BuyEfficient, LLC As described above, in December 2007 we entered into a joint venture agreement with Strategic and sold a 50% interest in BuyEfficient, LLC to Strategic. Going forward, in accordance with the equity method of accounting, our 50% share of BuyEfficient, LLC’s earnings will now be shown on the line item equity in earnings (losses) of unconsolidated joint ventures. Due to our continued investment in BuyEfficient, LLC, no amounts have been reclassified to discontinued operations.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, professional fees, travel expenses, and management fees;

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

•	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Equity in earnings (losses) of unconsolidated joint ventures, which includes our portion of earnings or losses from our joint ventures;

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts as well as any gains or losses we have recognized on sales of assets other than hotels;

•

Interest expense, which includes interest expense incurred on our outstanding debt, amortization of deferred financing fees, prepayment penalties and costs associated with early extinguishment of debt; and

•	Preferred stock dividends and accretion, which includes dividends earned on our Series A and Series C preferred stock and redemption value accretion on our Series C preferred stock

Most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to improvements in occupancy are accompanied by increases in corresponding categories of variable operating costs and expenses. Increases in RevPAR attributable to improvements in ADR typically result in more limited increases in operating costs and expenses, primarily credit card commissions and management and franchise fees. Thus, changes in ADR generally have a more significant effect on our operating margins than changes in occupancy.

We continually work with our operators to improve our operating leverage, which generally refers to our ability to retain incremental revenue as profit by minimizing incremental operating expenses. There are, however, limits to how much our operators can accomplish in this regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators cannot necessarily control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Operating Results

The following table presents our operating results for 2007 and 2006, including the amount and percentage change in the results between the two periods. These period amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2007	2006	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$688,921	$549,834	$139,087	25.3%
Food and beverage	289,655	228,315	61,340	26.9
Other operating	78,163	77,106	1,057	1.4

Total revenues	1,056,739	855,255	201,484	23.6

Operating expenses
Hotel operating	634,012	523,441	110,571	21.1
Property general and administrative	119,210	98,057	21,153	21.6
Corporate overhead	28,270	19,037	9,233	48.5
Depreciation and amortization	119,855	90,392	29,463	32.6

Total operating expenses	901,347	730,927	170,420	23.3

Operating income	155,392	124,328	31,064	25.0
Equity in earnings (losses) of unconsolidated joint ventures	(3,588)	140	(3,728)	N/A
Interest and other income	9,261	4,208	5,053	120.1
Interest expense	(98,907)	(91,052)	(7,855)	8.6

Income from continuing operations	62,158	37,624	24,534	65.2
Income from discontinued operations	63,505	15,613	47,892	306.7

Net income	125,663	53,237	72,426	136.0
Preferred stock dividends and accretion	(20,795)	(19,616)	(1,179)	6.0
Undistributed income allocated to Series C preferred stock	(1,583)	—	(1,583)	N/A

Income available to common stockholders	$103,285	$33,621	$69,664	207.2

The following table presents our operating results for 2006 and 2005, including the amount and percentage change in the results between the two periods. These period amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2006	2005	Change $	Change %
	(dollars in thousands, except statistical data)
Revenues
Room	$549,834	$343,701	$206,133	60.0%
Food and beverage	228,315	147,679	80,636	54.6
Other operating	77,106	50,367	26,739	53.1

Total revenues	855,255	541,747	313,508	57.9

Operating expenses
Hotel operating	523,441	336,046	187,395	55.8
Property general and administrative	98,057	61,401	36,656	59.7
Corporate overhead	19,037	14,483	4,554	31.4
Depreciation and amortization	90,392	58,490	31,902	54.5

Total operating expenses	730,927	470,420	260,507	55.4

Operating income	124,328	71,327	53,001	74.3
Equity in earnings of unconsolidated joint venture	140	—	140	N/A
Interest and other income	4,208	3,079	1,129	36.7
Interest expense	(91,052)	(51,547)	(39,505)	76.6

Income before minority interest and discontinued operations	37,624	22,859	14,765	64.6
Minority interest	—	(1,761)	1,761	N/A

Income from continuing operations	37,624	21,098	16,526	78.3
Income from discontinued operations	15,613	9,107	6,506	72.4

Net income	53,237	30,205	23,032	76.3
Preferred stock dividends and accretion	(19,616)	(10,973)	(8,643)	78.8

Income available to common stockholders	$33,621	$19,232	$14,389	74.8

Revenues. Total revenue for the year ended December 31, 2007 was $1.1 billion as compared to $855.3 million for the year ended December 31, 2006 and $541.7 million for the year ended December 31, 2005. Total revenue for 2007 included room revenue of $688.9 million, food and beverage revenue of $289.7 million, and other revenue of $78.2 million. Total revenue for 2006 included room revenue of $549.8 million, food and beverage revenue of $228.3 million, and other revenue of $77.1 million. Total revenue for 2005 included room revenue of $343.7 million, food and beverage revenue of $147.7 million, and other revenue of $50.4 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the years ended December 31, 2007, 2006 and 2005. The comparisons do not include the results of operations for the seven hotels sold in 2007, the 15 hotels sold during 2006, and the three hotels sold during 2005. Because 16 of our hotels owned as of December 31, 2007 were acquired during 2005, 2006 and 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those seven hotels under previous ownership for either a portion of or the years ended December 31, 2007, 2006 and 2005.

	2007			2006			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (45 hotels)	76.3%	$160.89	$122.76	73.0%	$152.82	$111.56	3.3%	5.3%	10.0%
Comparable Hotel Portfolio (41 hotels) (1)	76.8%	$156.45	$120.15	74.8%	$149.02	$111.47	2.0%	5.0%	7.8%

	2006			2005			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (45 hotels)	73.0%	$152.82	$111.56	72.6%	$142.40	$103.38	0.4%	7.3%	7.9%
Comparable Hotel Portfolio (42 hotels) (2)	74.4%	$150.25	$111.79	73.4%	$140.45	$103.09	1.0%	7.0%	8.4%

Hotel Operating Margins

	2007	2006	Change
Total Hotel Portfolio (45 hotels)	28.8%	26.2%	2.6%
Comparable Hotel Portfolio (41 hotels) (1)	30.1%	28.9%	1.2%

Hotel Operating Margins

	2006	2005	Change
Total Hotel Portfolio (45 hotels)	26.2%	25.2%	1.0%
Comparable Hotel Portfolio (42 hotels) (2)	28.2%	26.7%	1.5%

(1)	Includes hotel properties owned on December 31, 2007, excluding hotels that experienced material disruption during the reporting periods (Fairmont Newport Beach, Hyatt Regency Century Plaza, Renaissance Baltimore and Renaissance Orlando).
(2)	Includes hotel properties owned on December 31, 2007, excluding hotels that experienced material disruption during the reporting periods (Fairmont Newport Beach, Hyatt Regency Century Plaza, and Marriott Tyson’s Corner).

For the year ended December 31, 2007, RevPAR for our pro forma total portfolio increased 10.0% to $122.76 from the same period in 2006. Occupancy increased 3.3 percentage points to 76.3%, while ADR increased 5.3% to $160.89. For our pro forma comparable hotel portfolio, RevPAR increased 7.8% to $120.15 from the same period in 2006. Occupancy increased 2.0 percentage points to 76.8%, while ADR increased 5.0% to $156.45.

For the year ended December 31, 2006, RevPAR for our pro forma total portfolio increased 7.9% to $111.56 from the same period in 2005. Occupancy increased 0.4 percentage points to 73.0%, while ADR increased 7.3% to $152.82. For our pro forma comparable hotel portfolio, RevPAR increased 8.4% to $111.79 from the same period in 2005. Occupancy increased 1.0 percentage points to 74.4%, while ADR increased 7.0% to $150.25.

The increases in our RevPAR for the years ended December 31, 2007 and 2006 were significantly affected by increases in RevPAR at several of our recently renovated hotels.

Room revenue. Room revenue increased $139.1 million, or 25.3%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. We acquired seven hotels during the period from January 1, 2006 to December 31, 2007: Del Mar Marriott, Hilton Times Square, Embassy Suites La Jolla, W Hotel San Diego, LAX Renaissance, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “seven hotels”). The seven hotels contributed $85.5 million to room revenue during 2007. In addition, growth in the hotels we acquired prior to December 31, 2005 (which we refer to as our “existing portfolio”) contributed $53.6 million to room revenue during 2007 due to increases in both occupancy ($21.4 million) and ADR ($32.2 million).

Room revenue increased $206.1 million, or 60.0% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. We acquired 13 hotels during the period from January 1, 2005 to December 31, 2006: Renaissance Concourse, Renaissance Harborplace, Renaissance Long Beach, Renaissance Orlando, Renaissance Westchester, Renaissance Washington D.C., Sheraton Hotel Cerritos, Fairmont Newport Beach, Hyatt Regency Century Plaza, Marriott Del Mar, Hilton Times Square, Embassy Suites La Jolla, and the W Hotel San Diego (which we refer to as the “13 hotels”). The 13 hotels contributed $184.4 million to room revenue during 2006. In addition, growth in the hotels we acquired prior to December 31, 2004 (which we refer to as our “2006 existing portfolio”) contributed $21.7 million to room revenue during 2006 due to increases in both occupancy ($2.3 million) and ADR ($19.4 million).

Food and beverage revenue. Food and beverage revenue increased $61.3 million, or 26.9%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $26.7 million to food and beverage revenue during 2007. Food and beverage revenue generated from our existing portfolio increased $34.6 million during 2007 as compared to 2006, due primarily to higher occupancy levels at the hotels.

Food and beverage revenue increased $80.6 million, or 54.6%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The 13 hotels contributed $77.9 million to food and beverage revenue during 2006. Food and beverage revenue generated from our 2006 existing portfolio increased $2.7 million during 2006 as compared to 2005.

Other operating revenue. Other operating revenue increased $1.1 million, or 1.4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $6.3 million to other operating revenue during 2007. Other operating revenue generated from our existing portfolio decreased $5.2 million during 2007 as compared to 2006 primarily due to decreased revenue recognized from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We recognized $2.8 million in other operating revenue from this performance guaranty during 2007 as compared to $17.4 million recognized during 2006. As of the end of our third quarter 2007, we have fully utilized the entire $27.0 million performance guaranty. Partially offsetting this decrease, other operating revenue in our existing portfolio grew during 2007 due to increased internet usage, telephone, transportation and parking revenue caused by the increased occupancy, combined with attrition fees collected by our hotels, as well as increased revenue generated by our electronic purchasing platform, BuyEfficient, LLC and by one of our laundry facilities. In December 2007, we entered into a joint venture agreement with Strategic whereby Strategic purchased a 50% interest in BuyEfficient, LLC from us for a gross sales price of $6.3 million. Other operating revenue in future periods, therefore, will decrease as our 50% share of BuyEfficient, LLC will now be shown as part of equity in earnings (losses) of unconsolidated joint ventures.

Other operating revenue increased $26.7 million, or 53.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The 13 hotels contributed $25.2 million to other operating revenue during 2006. A substantial portion of our other operating revenue in 2006 resulted from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We used a total of $17.4 million of the $27.0 million performance guaranty during 2006 and $6.8 million during 2005 for a total of $24.2 million cumulatively. Other operating revenue generated from our 2006 existing portfolio increased $1.5 million during 2006 as compared to 2005 primarily due to increased attrition and cancellation fees collected by our hotels, combined with increased revenue generated by our electronic purchasing platform, BuyEfficient, LLC and by one of our laundry facilities.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $110.6 million, or 21.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $66.1 million to hotel operating expenses during 2007. In addition, hotel operating expense in our existing portfolio increased $44.5 million during 2007 as compared to 2006. These higher costs in our existing portfolio during 2007 were driven by our increases in related revenues, the direct result of higher occupancy as well as an increase in advertising cost.

Hotel operating expenses increased $187.4, or 55.8%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The 13 hotels contributed $176.3 million in other operating expenses during 2006. In addition, hotel operating expenses in our 2006 existing portfolio increased $11.1 million during 2006 as compared to 2005. These higher costs in our 2006 existing portfolio during 2006 were driven by our increases in related revenues, the direct result of higher occupancy. Additionally, property and liability insurance premiums were higher as well as property taxes due to supplemental tax bills received on several of our hotels.

Property general and administrative expense. Property general and administrative expense increased $21.2 million, or 21.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $13.7 million to property general and administrative expense. In addition, property general and administrative expense in our existing portfolio increased $7.5 million primarily due to wage increases and to other hotel specific expenses, such as increased credit card commissions, and management fees, associated with the overall increase in revenue.

Property general and administrative expense increased $36.7 million, or 59.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The 13 hotels contributed $31.9 million to property general and administrative expense during 2006. In addition, property general and administrative expense in our 2006 existing portfolio increased $4.8 million due to increases in management fees payable to our management companies, and other hotel specific expenses, such as increased credit card commissions, associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense increased $9.2 million, or 48.5%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to executive officer severance costs which totaled $3.5 million and costs related to the chief executive officer succession which totaled $1.5 million, as well as increases in compensation, including bonus accruals, deferred stock compensation and related payroll expenses, and increases in other corporate expenses. The costs associated with executive officer severance and the chief executive officer succession are one-time costs, accordingly, we do not expect to see these types of costs in 2008.

Corporate overhead expense increased $4.6 million, or 31.4%, during the year ended December 31, 2006 as compared to the year ended December 31 2005, primarily as a result of increases in payroll and related expenses, including deferred stock compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $29.5 million, or 32.6% during the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $15.7 million in depreciation and amortization expense during 2007. Depreciation and amortization expense in our existing portfolio increased by $13.8 million.

Depreciation and amortization expense increased $31.9 million, or 54.5%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The 13 hotels contributed $30.9 million in depreciation and amortization expense during 2006. Depreciation and amortization expense in our 2006 existing portfolio increased by $1.0 million.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings (losses) of unconsolidated joint ventures totaled a loss of $3.6 million for the year ended December 31, 2007 as compared to income of $0.1 million for the year ended December 31, 2006, and zero for the year ended December 31, 2005. In 2007, we recognized a $3.6 million loss on our Doubletree Times Square joint venture, which we originally purchased in December 2006, and nominal income on our BuyEfficient, LLC joint venture which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient, LLC to Strategic. In 2006, we recognized income of $0.1 million on our Doubletree Times Square joint venture.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Interest expense	$96,280	$78,681	$45,748
Deferred financing fees	1,859	4,298	3,134
Prepayment penalties	415	—	2,665
Write-off loan premium	(465)	(1,903)	—
Costs associated with early extinguishments of debt	818	9,976	—

	$98,907	$91,052	$51,547

Interest expense increased $7.9 million, or 8.6%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. As a result of new loans obtained to finance our acquisitions and the issuance by the Operating Partnership of exchangeable senior notes, interest expense includes an additional $17.7 million in interest incurred during the year ended December 31, 2007 compared to the year ended December 31, 2006. In addition, interest expense in 2007 includes $0.8 million in loss on early extinguishment of debt, $0.4 million in prepayment penalties, and a credit of $0.5 million due to the write-off of a loan premium as a result of repayments of two mortgage loans before their maturity dates. Partially offsetting these increases, interest expense was reduced in 2007 as compared to 2006 due to a $10.0 million loss on early extinguishment of debt and a credit of $1.9 million incurred in 2006 associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $2.4 million during 2007 as compared to 2006.

Interest expense increased $39.5 million, or 76.6% during the year ended December 31, 2006 as compared to the year ended December 31, 2005. We incurred an additional $33.0 million in interest expense during 2006 as compared to 2005 due to greater outstanding loan balances in 2006 as compared to 2005, because we obtained additional loans to finance our acquisitions. Additionally, we incurred an increase in deferred financing fees amortization of $1.2 million, and, in connection with our refinancing of three hotel properties during 2006, we incurred a loss on early extinguishment of debt of $10.0 million related to the cost associated with the defeasance of the debt being refinanced. These increases were partially offset by a $1.9 million credit due to the write-off of a loan premium as a result of the refinanced debt, and a decrease of $2.8 million in prepayment penalties during 2006 as compared to 2005.

Our total notes payable, including the current portion, was $1,722.2 million at December 31, 2007 and $1,499.8 million at December 31, 2006, with a weighted average interest rate per annum of approximately 5.5% at December 31, 2007 and 5.8% at December 31, 2006. At December 31, 2007, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations totaled $63.5 million for the year ended December 31, 2007, $15.6 million for the year ended December 31, 2006, and $9.1 million for the year ended December 31, 2005. As described under “Factors Affecting Our Results of Operations—Dispositions,” we sold seven hotels in 2007, 15 hotels in 2006, and three hotels in 2005. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these hotels as discontinued operations.

Preferred stock dividends and accretion. Preferred stock dividends and accretion increased $1.2 million, or 6.0% during the year ended December 31, 2007 as compared to the year ended December 31, 2006, due to 2.2 million shares of Series A preferred stock that were issued in April 2006.

Preferred stock dividends and accretion increased $8.6 million, or 78.8% during the year ended December 31, 2006 as compared to the year ended December 31, 2005, due to 2.2 million shares of Series A preferred stock that were issued in April 2006, 4.1 million shares of Series C that were issued in July 2005 and 4.9 million shares of Series A preferred stock that were issued in March 2005.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, sales of hotel properties, other real estate, and a 50% interest in BuyEfficient, LLC, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $214.0 million for 2007 compared to $163.1 million for 2006, and $113.4 million in 2005. The increase in 2007 as compared to 2006 was primarily due to decreases in our restricted cash accounts because we had received previously restricted cash held by lenders in conjunction with our early pay-off of two mortgage loans, combined with increased earnings of our hotels during 2007. The increase in 2006 as compared to 2005 was primarily due to additional cash generated from our acquired properties and increased cash flow generated by our 2006 existing portfolio.

Investing activities. Net cash used in investing activities in 2007, 2006 and 2005 was as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	$185,728	$157,718	$31,412
Restricted cash – replacement reserve	5,993	(2,074)	(26,793)
Proceeds received from sale of note receivable	29,047	—	—
Cash received from (contributed to) unconsolidated joint ventures	426	(68,574)	—
Acquisitions of hotel properties	(403,249)	(448,373)	(907,342)
Additions to hotel properties and other real estate	(135,231)	(139,364)	(71,555)

Net cash used in investing activities	$(317,286)	$(500,667)	$(974,278)

Our cash used in investing activities fluctuates primarily based on acquisitions, dispositions and renovation of hotels. Net cash used in investing activities was $317.3 million during 2007 compared to $500.7 million for 2006, and $974.3 million for 2005. During 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.9 million for a hotel acquired in 2006, for a total cash outlay of $403.2 million. In addition, we received net proceeds of $179.3 million from the sale of seven hotels, $6.3 million from the sale of a 50% interest in our subsidiary BuyEfficient , LLC, of which $0.3 million was contributed to the new joint venture with Strategic to operate BuyEfficient, LLC, and $0.4 million from the sale of a vacant land parcel for a total of $185.7 in net proceeds received. During 2007, we also paid cash of $135.2 million for renovations to our hotels, received $29.0 million from the sale of a note receivable, decreased the balance in our restricted cash replacement reserve accounts by $6.0 million, and received $0.4 million from our unconsolidated joint ventures.

During 2006, we acquired four hotels for $522.2 million, including the assumption of $81.0 million in debt and a $6.5 million deposit paid at the end of 2005, acquired an office building and land adjacent to one of our hotels for $4.4 million, incurred additional costs of $0.8 million related to our 2005 acquisitions, and paid an $8.5 million deposit for a hotel purchased in January 2007, for a total cash outlay of $448.4 million. In addition, in 2006, we paid cash of $68.6 million to acquire a 38% ownership interest in a joint venture to acquire an additional hotel, $139.4 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $2.1 million, and received net proceeds of $157.7 million from the sale of 15 hotels combined with the collection of additional proceeds from a hotel we sold in 2004.

During 2005, we acquired nine hotels for $963.9 million, including the assumption of $63.1 million in debt and paid $6.5 million in other deposits to be applied to 2006 acquisitions, for a total of $907.3 million. In addition, we paid cash of $71.6 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $26.8 million, and we received net proceeds of $31.4 million from the sale of three hotels and a vacant land parcel.

Financing activities. Net cash provided by financing activities was $141.7 million for the year ended December 31, 2007 compared to $349.1 million for the year ended December 31, 2006, and $872.4 million for the year ended December 31, 2005. Net cash provided by financing activities for 2007 consisted primarily of proceeds from the issuance of notes payable of $426.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of a forward sale agreement (with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of our common stock) of $110.4 million, partially offset by $204.5 million of principal payments on notes payable, $86.4 million used to repurchase shares of our common stock, $96.3 million of dividends paid to our stockholders, and $7.5 million in deferred financing costs.

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

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, our credit facility, sale of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, and our credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including the available balance of our $200.0 million credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of December 31, 2007, our credit facility had no amount outstanding, and had $10.8 million backing outstanding irrevocable letters of credit, leaving $189.2 million available under the credit facility. We are subject to compliance with applicable credit ratios under the credit facility. In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In April 2007, we amended one of our mortgage loans to provide for partial collateral releases and to eliminate amortization from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. In May 2007, we amended the credit facility. The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread to LIBOR changing based on our overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for us as follows: tier 1 up to and including 50%, tier 2 greater than 50% and less than or equal to 55%, tier 3 greater than 55% and less than or equal to 60%, and tier 4 greater than 60%. The interest rate spreads for each of the various tiers contained in the amended credit facility are 90 basis points, 105 basis points, 125 basis points and 150 basis points for tiers 1 to 4, respectively, which are 25 to 35 basis points lower than the applicable spreads contained in credit facility prior to its amendment. In addition, we extended the initial maturity date on the credit facility from 2010 to 2011. In June 2007, we repaid a $175.0 million mortgage loan with a maturity date of December 2014, incurring $0.4 million in prepayment penalties. Also in June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at our option, cash, shares of our common stock, or a combination of cash and shares of our common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of our common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve our REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. We and all of our subsidiaries that are guarantors under our credit facility have guaranteed the Operating Partnership’s obligations under the notes. In addition, in August 2007, we repaid a $13.1 million mortgage loan with a maturity date of September 2007, and in December 2007, we repaid an $8.7 million mortgage loan with an effective maturity date of August 2009, incurring a loss on early extinguishment of debt of $0.8 million.

As of December 31, 2007, all of our outstanding debt has fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2007 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
		(in thousands)
Notes payable	$1,722,151	$9,815	$109,365	$342,778	$1,260,193
Interest obligations on notes payable	851,642	96,661	189,161	151,266	414,554
Operating lease obligations	314,683	4,905	9,564	8,519	291,695
Construction commitments	22,326	22,326	—	—	—
Employment obligations	2,950	1,050	1,200	700	—

Total	$2,913,752	$134,757	$309,290	$503,263	$1,966,442

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We spent $135.2 million during 2007 on our hotels. For 2008, our renovation budget includes $22.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, because we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixture and equipment, or FF&E, reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2007, $30.7 million was available in restricted cash reserves for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in two joint ventures. For further discussion of these joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the Consolidated Financial Statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2006	$172,574	$195,659	$188,208	$212,695	$769,136
2006 revenues as a percentage of total	22.4%	25.4%	24.5%	27.7%
2007	$184,689	$209,987	$206,730	$233,001	$834,407
2007 revenues as a percentage of total	22.1%	25.2%	24.8%	27.9%

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as labor, food, taxes, property and casualty insurance and utilities.

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

New Accounting Standards and Accounting Changes

We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remained subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not believe adoption will have a material effect on our financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect, if any, the adoption of FAS 159 will have on our financial condition, results of operations and cash flow.

In December 2007, the FASB issued revised Statement No. 141 “Business Combinations” (“FAS 141R”). FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of FAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At December 31, 2007, none of our outstanding debt was subject to variable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its reports, included herein at page 39, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Sunstone Hotel Investors, Inc. and our report dated February 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 5, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the caption “Election of Directors” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth under the caption “Executive Officer Compensation” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-term Incentive Plan	650,546	NA	3,492,069

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Ratification of the Audit Committee’s Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(a)(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(a)(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

4.5	Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Company on August 8, 2007).

4.6	First Supplemental Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by the Company on August 8, 2007).

4.7	Second Supplemental Indenture, dated as of June 27, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by the Company on August 8, 2007).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company.

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 22, 2005).

10.4	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

10.4.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.11.1 to Form 10-K filed by the Company on February 15, 2006).

10.4.2	Second Amendment to Amended and Restated Loan Agreement, dated as of April 13, 2007, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 8, 2007).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	Form of 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to the proxy statement on Schedule 14A filed by the Company on March 26, 2007).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005).

10.8	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005).

10.9	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Revolving Credit Agreement, dated as of July 17, 2006, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to Form 8-K, filed by the Company on July 18, 2006).

10.10.1	First Letter Amendment, dated as of August 14, 2006, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 1, 2006).

10.10.2	Second Letter Amendment, dated as of May 23, 2007, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 8, 2007).

10.11	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	Amendment to Employment Arrangements, dated as of March 19, 2007, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 2, 2007).

10.13	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13.1	Agreement, dated as of May 24, 2007, between Sunstone Hotel Investors, Inc. and Jon D. Kline (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 8, 2007).

10.14	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14.1	Agreement, dated as of May 24, 2007, between Sunstone Hotel Investors, Inc. and Gary A. Stougaard (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 8, 2007).

10.15	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005).

10.16	Forward Sale Agreement, dated July 18, 2006, between Sunstone Hotel Investors, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 24, 2006).

10.17	Employment Agreement, dated as of January 17, 2007, between Sunstone Hotel Investors, Inc. and Steven R. Goldman (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 2, 2007).

10.18	Change in Control Agreement, dated as of February 15, 2007, between Sunstone Hotel Investors, Inc. and Ken Cruse (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 8, 2007).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 3, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 10-K filed by the Company on February 22, 2005).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 21, 2008	/s/ Steven R. Goldman
Steven R. Goldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Robert A. Alter	Executive Chairman	February 21, 2008
Robert A. Alter

/s/ Lewis N. Wolff	Co-Chairman	February 21, 2008
Lewis N. Wolff

/s/ Steven R. Goldman	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2008
Steven R. Goldman

/s/ Kenneth E. Cruse	Chief Financial Officer (Principal Financial Officer)	February 21, 2008
Kenneth E. Cruse

/s/ William M. Wagner William M. Wagner	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2008

/s/ Z. Jamie Behar	Director	February 21, 2008
Z. Jamie Behar

/s/ Thomas A. Lewis, Jr.	Director	February 21, 2008
Thomas A. Lewis, Jr.

/s/ Keith M. Locker	Director	February 21, 2008
Keith M. Locker

/s/ Keith P. Russell	Director	February 21, 2008
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 5, 2008

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$67,412	$29,029
Restricted cash	48,442	65,669
Accounts receivable, net	36,703	41,695
Due from affiliates	932	1,383
Inventories	3,190	3,089
Prepaid expenses	9,021	7,006

Total current assets	165,700	147,871
Investment in hotel properties, net	2,786,821	2,477,514
Other real estate, net	14,526	14,673
Investment in unconsolidated joint ventures	35,816	68,714
Deferred financing costs, net	12,964	7,381
Goodwill	16,251	22,249
Other assets, net	17,074	21,971

Total assets	$3,049,152	$2,760,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,540	$31,912
Accrued payroll and employee benefits	18,133	12,338
Due to Interstate SHP	15,051	16,607
Dividends payable	25,995	23,826
Other current liabilities	39,817	32,354
Current portion of notes payable	9,815	23,231

Total current liabilities	137,351	140,268
Notes payable, less current portion	1,712,336	1,476,597
Other liabilities	6,034	6,429

Total liabilities	1,855,721	1,623,294
Commitments and contingencies (Note 15)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2007 and 2006, liquidation preference of $24.375 per share	99,496	99,296
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2007 and 2006, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,815,271 shares issued and outstanding at December 31, 2007 and 57,775,089 shares issued and outstanding at December 31, 2006	588	578
Additional paid in capital	987,554	958,591
Retained earnings	191,208	65,545
Cumulative dividends	(261,665)	(163,181)

Total stockholders’ equity	1,093,935	1,037,783

Total liabilities and stockholders’ equity	$3,049,152	$2,760,373

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
REVENUES
Room	$688,921	$549,834	$343,701
Food and beverage	289,655	228,315	147,679
Other operating	78,163	77,106	50,367

Total revenues	1,056,739	855,255	541,747

OPERATING EXPENSES
Room	152,808	123,004	76,766
Food and beverage	209,971	163,423	103,704
Other operating	41,816	38,095	28,831
Advertising and promotion	55,340	47,312	34,010
Repairs and maintenance	40,449	34,607	22,482
Utilities	37,429	32,863	22,022
Franchise costs	37,493	30,673	18,651
Property tax, ground lease, and insurance	58,706	53,464	29,580
Property general and administrative	119,210	98,057	61,401
Corporate overhead	28,270	19,037	14,483
Depreciation and amortization	119,855	90,392	58,490

Total operating expenses	901,347	730,927	470,420

Operating income	155,392	124,328	71,327
Equity in earnings (losses) of unconsolidated joint ventures	(3,588)	140	—
Interest and other income	9,261	4,208	3,079
Interest expense	(98,907)	(91,052)	(51,547)

Income before minority interest and discontinued operations	62,158	37,624	22,859
Minority interest	—	—	(1,761)

Income from continuing operations	62,158	37,624	21,098
Income from discontinued operations	63,505	15,613	9,107

NET INCOME	125,663	53,237	30,205
Preferred stock dividends and accretion	(20,795)	(19,616)	(10,973)
Undistributed income allocated to Series C preferred stock	(1,583)	—	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$103,285	$33,621	$19,232

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.70	$0.31	$0.25
Income from discontinued operations available to common stockholders	1.05	0.28	0.22

Net income available to common stockholders per common share	$1.75	$0.59	$0.47

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.67	$0.31	$0.25
Income from discontinued operations available to common stockholders	1.08	0.28	0.22

Net income available to common stockholders per common share	$1.75	$0.59	$0.47

Weighted average common shares outstanding:
Basic	58,998	57,247	40,655

Diluted	59,139	57,409	40,761

Dividends paid per common share	$1.31	$1.22	$1.155

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2004			34,518,616	$345	$444,846	$(17,897)	$(9,962)	$417,332
Net proceeds from sale of Series A preferred stock	4,850,000	$121,250			(3,799)			117,451
Offering costs from sale of Series C preferred stock					(130)			(130)
Net proceeds from sale of common stock			13,936,909	140	312,100			312,240
Issuance of unvested restricted common stock			35,552					—
Vesting of restricted common stock					1,992			1,992
Common dividends declared and payable at $1.155 per share							(51,616)	(51,616)
Series A preferred dividends declared and payable at $1.578 per share							(7,652)	(7,652)
Series C preferred dividends declared and payable at $0.786 per share							(3,225)	(3,225)
Accretion of discount on Series C preferred stock					(96)			(96)
Conversion of minority interest membership units in the Operating Partnership to common shares			3,699,572	37	43,391			43,428
Net income						30,205		30,205

Balance at December 31, 2005	4,850,000	121,250	52,190,649	522	798,304	12,308	(72,455)	859,929
Net proceeds from sale of Series A preferred stock	2,200,000	55,000			(842)			54,158
Net proceeds from sale of common stock			5,500,000	55	157,652			157,707
Vesting of restricted common stock			84,440	1	3,677			3,678
Common dividends declared and payable at $1.22 per share							(71,277)	(71,277)
Series A preferred dividends declared and payable at $2.00 per share							(13,000)	(13,000)
Series C preferred dividends declared and payable at $1.572 per share							(6,449)	(6,449)
Accretion of discount on Series C preferred stock					(200)			(200)
Net income						53,237		53,237

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Restained Earnings (Deficit)	Cumulative Dividends	Total
Balance at December 31, 2006	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$1,037,783
Net proceeds from sale of common stock			4,000,000	40	110,388			110,428
Vesting of restricted common stock			169,992	1	5,167			5,168
Repurchase of outstanding common stock			(3,129,810)	(31)	(86,392)		834	(85,589)
Common dividends declared and payable at $1.31 per share							(78,723)	(78,723)
Series A preferred dividends declared and payable at $2.00 per share							(14,100)	(14,100)
Series C preferred dividends declared and payable at $1.583 per share							(6,495)	(6,495)
Accretion of discount on Series C preferred stock					(200)			(200)
Net income						125,663		125,663

Balance at December 31, 2007	7,050,000	$176,250	58,815,271	$588	$987,554	$191,208	$(261,665)	$1,093,935

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,663	$53,237	$30,205
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	538	796	(170)
Minority interest	—	—	1,761
Gains on sale of hotel properties, other real estate and 50% interest in subsidiary	(66,019)	(9,048)	(2,431)
Loss on early extinguishment of debt	818	9,976	—
Depreciation	117,544	101,486	73,029
Amortization of deferred franchise fees and other intangibles	5,701	351	129
Amortization of deferred financing costs	1,923	4,834	3,996
Amortization of loan premiums	(709)	(2,486)	(609)
Amortization of deferred stock compensation	5,168	3,677	1,992
Impairment loss – Goodwill and discontinued operations	—	4,920	—
Equity in (earnings) losses of unconsolidated joint ventures	3,588	(140)	—
Changes in operating assets and liabilities:
Restricted cash	11,234	(9,290)	1,398
Accounts receivable	3,707	647	(14,695)
Due from affiliates	451	611	(1,847)
Inventories	(104)	(260)	(307)
Prepaid expenses and other assets	(6,748)	(32)	(628)
Accounts payable and other liabilities	6,643	3,244	14,412
Accrued payroll and employee benefits	6,137	3,378	3,146
Due to Interstate SHP	(1,556)	(2,902)	4,099
Discontinued operations	—	77	(77)

Net cash provided by operating activities	213,979	163,076	113,403

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	185,728	157,718	31,412
Restricted cash – replacement reserve	5,993	(2,074)	(26,793)
Proceeds received from sale of note receivable	29,047	—	—
Cash received from(contributed to) unconsolidated joint ventures	426	(68,574)	—
Acquisitions of hotel properties	(403,249)	(448,373)	(907,342)
Additions to hotel properties and other real estate	(135,231)	(139,364)	(71,555)

Net cash used in investing activities	(317,286)	(500,667)	(974,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	—	55,000	220,250
Payment of preferred stock offering costs	—	(842)	(3,929)
Proceeds from common stock offering	110,895	158,400	320,979
Payment of common stock offering costs	(467)	(693)	(8,739)
Payment for repurchases of outstanding common stock	(86,423)	—	—
Proceeds from notes payable	426,000	440,542	701,207
Payments on notes payable	(204,494)	(212,868)	(295,633)
Payments of deferred financing costs	(7,506)	(3,726)	(4,847)
Dividends and distributions paid	(96,315)	(86,731)	(56,841)

Net cash provided by financing activities	141,690	349,082	872,447

Net increase in cash and cash equivalents	38,383	11,491	11,572
Cash and cash equivalents, beginning of year	29,029	17,538	5,966

Cash and cash equivalents, end of year	$67,412	$29,029	$17,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$94,648	$92,824	$56,265

NONCASH INVESTING ACTIVITY
Sale of 50% interest in subsidiary
Assets	$1,235	$—	$—

Liabilities	$908	$—	$—

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$81,000	$63,143

Receipt of note receivable	$—	$5,600	$—

Dividends and distributions payable	$25,995	$23,826	$19,831

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotel properties to its TRS Lessee, which in turn has entered into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2007, the Company owned 45 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), the manager of 26 of the Company’s hotels; Marriott (as defined below), manager of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of six of the Company’s hotels. In addition to its leased hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

Minority interest for the year ended December 31, 2005 represents the allocation of earnings to outside equity interests of the Operating Partnership.

Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the most recent financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reporting Periods

The results the Company reports in its consolidated income statements are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Subsidiaries of Marriott International, Inc., or Marriott Hotel Services, Inc. (collectively, “Marriott”), use a fiscal year ending on the Friday closest to December 31, and report twelve weeks of operations each for the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s results of operations for the Marriott-managed hotels for the year ended December 31, 2007 include results from December 30 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2006 results of operations for the Marriott-managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter. The Company’s 2005 results of operations for the Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2007 and 2006, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, property taxes and insurance impounds. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2007 and 2006 includes an allowance for doubtful accounts of $0.4 million and $0.6 million, respectively. At December 31, 2007 and 2006, the Company had approximately $5.0 million and $4.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. The Company has specifically reserved a portion of these particular receivables in the amount of $14,000 and $50,000, respectively.

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

Investments In Hotel Properties, Other Real Estate and Franchise Fees

Hotel properties and other real estate assets are recorded at cost, less accumulated depreciation. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. Intangible assets are amortized using the straight-line method over their estimated useful life or over the length of the related agreement, whichever is shorter. Initial franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”). FAS No. 144 requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair values. When an impairment loss is required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Operating results of any long-lived assets with their own identifiable cash flows that are disposed of or held for sale are removed from income from continuing operations and reported as discontinued operations. Depreciation ceases when a property is held for sale. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2007.

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

Upon repayment of the underlying debt, any related unamortized deferred financing cost is charged to interest expense. During 2007 and 2006, approximately $7.5 million and $3.7 million, respectively, were incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Interest expense related to the amortization of deferred financing costs was $1.9 million, $4.8 million, and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill

The Company follows the requirements of Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. In conjunction with the sale of seven hotel properties during the second and fourth quarters of 2007 and 14 hotel properties during the third and fourth quarters of 2006, the Company wrote off the goodwill associated with these properties totaling $6.0 million against gain on sale of hotels in 2007 and $4.9 million to impairment loss in 2006. The amounts are included in income/(loss) from discontinued operations. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs. Based on the Company’s review at December 31, 2007 and December 31, 2006, management believes that there were no additional impairments on its goodwill.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $7.1 million and $7.5 million at December 31, 2007 and 2006, respectively. Accumulated depreciation amounted to $5.7 million at both December 31, 2007 and 2006. Property and equipment net of related accumulated depreciation is included in other assets.

Investment in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC, an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient, LLC from the Company. In December 2006 the Company entered into a joint venture agreement to obtain a 38% interest in the Doubletree Guest Suites Hotel in New York City, New York. The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures

Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. As of December 31, 2007, all of the Company’s outstanding debt has fixed interest rates. The Company’s fixed-rate mortgage debt is at commensurate terms with similar debt instruments based on risk, collateral, and other characteristics, except for two mortgage loans assumed in 2005, one of which was defeased in 2007 and the other of which was refinanced in 2006. During 2006, the Company adjusted the carrying value of the loan repaid in 2007 by $0.7 million. This adjustment is included in Other Liabilities. Management believes the carrying value of the mortgage and other debt is a reasonable estimation of its fair value as of December 31, 2007 and 2006.

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

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, retail sales, fitness services, internet access, telephone, sublease revenues relating to the restaurants and retail shops. Additionally, as part of the Company’s purchase of the Hyatt Regency Century Plaza, the Company entered into a 30-year term agreement with Hyatt whereby Hyatt provided the Company with a limited performance guaranty that ensured, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, were net cash flow generated by the hotel to be insufficient to cover the Company’s debt service related to this hotel, plus a 10% return on the Company’s equity investment in the hotel, Hyatt was obligated to pay the Company the difference, up to $27.0 million over the term of the agreement. The Company recognized into revenue quarterly, the amount due from Hyatt under this agreement. The Company used a total of $2.8 million of the $27.0 million performance guaranty during 2007, $17.4 million during 2006, and $6.8 million during 2005 for a total of $27.0 million cumulatively. Also, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided or the revenue is earned. Prior to December 7, 2007, the Company wholly owned BuyEfficient, LLC, an online purchasing platform that offers volume discounts to third parties. Revenues generated by BuyEfficient, LLC prior to December 7, 2007 were included in the Company’s other operating revenue, and consisted of transactions fees, development fees, and rebate sales as BuyEfficient, LLC charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized when earned. On December 7, 2007 the Company entered into a joint venture agreement with Strategic whereby Strategic acquired a 50% interest in BuyEfficient, LLC from the Company. In accordance with the equity method of accounting, the Company’s share of BuyEfficient LLC’s earnings is now shown in equity in earnings (losses) of unconsolidated joint ventures.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

For the years ended December 31, 2007, 2006 and 2005, the Company elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

With respect to taxable subsidiaries, the Company accounts for income taxes in accordance with Statement No. 109, Accounting for Income Taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Minority Interest

Prior to November 2005, minority interests of the Company represented the limited partnership interests in the Operating Partnership. The carrying value of the minority interest increased by the minority interests’ share of earnings and decreased by cash distributions and the purchase of limited partnership interests. During November 2005, the membership units held by the minority interest owners were converted to shares of common stock of the Company and were subsequently sold in a public offering eliminating the minority interests of the Company. As such, the Company beneficially owns all of the membership interests in the Operating Partnership.

Dividends

The Company pays quarterly dividends to its Series A Cumulative Redeemable and Series C Cumulative Convertible Redeemable preferred stockholders, as well as its common stockholders, as declared by the Board of Directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

The Company applies the two-class method as required by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF No. 03-6”). EITF No. 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

Basic income available to common stockholders per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income available to common stockholders per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period, plus convertible redeemable preferred stock and unvested restricted stock awards considered outstanding during the period, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Numerator:
Net income	$125,663	$53,237	$30,205
Less preferred dividends and accretion	(20,795)	(19,616)	(10,973)
Less undistributed income allocated to Series C Preferred Stock	(1,583)	—	—

Numerator for basic and diluted earnings available to common stockholders	$103,285	$33,621	$19,232

Denominator:
Weighted average basic common shares outstanding	58,998	57,247	40,655
Unvested restricted stock awards	141	162	106

Weighted average diluted common shares outstanding	59,139	57,409	40,761

Basic earnings available to common stockholders per common share	$1.75	$0.59	$0.47

Diluted earnings available to common stockholders per common share	$1.75	$0.59	$0.47

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for the years ended December 31, 2007, 2006 and 2005 as their effect would have been anti-dilutive.

During the third quarter of 2007, the Company revised its methodology for computation of diluted earnings per share by applying the treasury stock method to unvested restricted stock awards. In prior periods, the Company included the entire weighted average number of unvested restricted stock awards in diluted shares outstanding. This revision had no effect on basic or diluted earnings per share as reported by the Company for the year ended December 31, 2005. For the year ended December 31, 2006, the change resulted in a $0.01 increase in diluted income available to common stockholders per common share. As a result of this revision, the unvested restricted stock awards for purposes of calculating diluted earnings per share have been decreased by 282,000 shares and 198,000 shares for the years ended December 31, 2006 and 2005, respectively. There was no change in the number of shares for purposes of basic earnings per share.

Segment Reporting

Under the provision of Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS No. 131”), the Company’s operations are at this time conducted and aggregated under one segment, hotel operations.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 became effective for the Company’s fiscal year beginning January 1, 2007. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remained subject to examination by major tax jurisdictions as of December 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

In September 2006, the FASB issued Statement No. 157 (“FAS 157”), “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption will have a material effect on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. The Company is currently evaluating the effect, if any, the adoption of FAS 159 will have on its financial condition, results of operations and cash flow.

In December 2007, the FASB issued revised Statement No. 141 “Business Combinations” (“FAS 141R”). FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of FAS 160 to have a material impact on its consolidated financial position, results of operations and cash flows.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$439,387	$384,242
Buildings and improvements	2,370,563	2,067,930
Fixtures, furniture and equipment	295,111	264,870
Intangibles	42,863	35,736
Franchise fees	1,396	1,382
Construction in process	24,426	30,808

	3,173,746	2,784,968
Accumulated depreciation and amortization	(386,925)	(307,454)

	$2,786,821	$2,477,514

In January 2007, the Company purchased the 499-room LAX Renaissance located in Los Angeles, California for $65.2 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of January 4, 2007 through Marriott’s fourth quarter ended December 28, 2007, have been included in the Company’s income statements.

In March 2007, the Company purchased the 402-room Marriott Long Wharf located in Boston, Massachusetts for $228.5 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of March 23, 2007 through Marriott’s fourth quarter ended December 28, 2007, have been included in the Company’s income statements.

In April 2007, the Company paid an additional $0.8 million as part of a purchase price true-up for the Marriott Del Mar located in San Diego, California, originally purchased by the Company in January 2006. In December 2007, the Company accrued an additional $0.1 million to be paid in January 2008.

In May 2007, the Company purchased the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts for a purchase price of $117.0 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of May 1, 2007 through Marriott’s fourth quarter ended December 28, 2007, have been included in the Company’s income statements.

On January 10, 2006, the Company purchased the 284-room Marriott Del Mar located in San Diego, California for $69.1 million and named Marriott as manager. This hotel’s results of operations from the acquisition date of January 10, 2006 through Marriott’s fourth quarter ended December 29, 2006, have been included in the Company’s income statements.

On March 17, 2006, the Company purchased the 444-room Hilton Times Square located in New York City for $241.5 million and named the Interstate SHP as manager. In addition, concurrently with the acquisition, the Company exercised an option and made an additional $15.0 million payment to convert the property to a franchise. This hotel’s results of operations from the acquisition date of March 17, 2006 through the fourth quarter ended December 31, 2007 have been included in the Company’s income statements.

On May 17, 2006, the Company purchased the 335-room Embassy Suites La Jolla located in San Diego, California for $100.7 million and named Hilton Hotels Corporation as manager. This hotel’s results of operations from the acquisition date of May 17, 2006 through the fourth quarter ended December 31, 2007, have been included in the Company’s income statements.

On June 26, 2006, the Company purchased the 259-room W San Diego located in San Diego, California for $95.9 million and named Starwood Hotels & Resorts Worldwide, Inc. as manager. This hotel’s results of operations from the acquisition date of June 26, 2006 through the fourth quarter ended December 31, 2006, have been included in the Company’s income statements.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions had occurred on the first day of each fiscal year presented. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$1,073,229	$977,426	$918,254

Income available to common stockholders from continuing operations	$37,951	$9,161	$2,438

Income per diluted share available to common stockholders from continuing operations	$0.64	$0.16	$0.06

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold seven hotel properties during 2007, 15 hotel properties during 2006, and three hotel properties during 2005. Seven properties were sold during 2007 for net proceeds of $179.3 million and a net gain of $59.9 million. Fifteen properties were sold during 2006 for net proceeds of $163.3 million, including the receipt of a $5.6 million note receivable. One of the properties sold during 2006 was classified as “held for sale” on the Company’s consolidated balance sheet as of December 31, 2005. This property was subsequently sold in March 2006. The Company recognized a net gain on sale of assets of $9.0 million, and also recognized a $4.9 million goodwill impairment loss in the year ended December 31, 2006. Three properties and two parcels of land were sold during 2005 for net proceeds of $31.4 million and a net gain on sale of $2.3 million. These 25 hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with FAS No. 144.

The following sets forth the discontinued operations for the years ended December 31, 2007, 2006 and 2005, related to hotel properties that have been sold (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Operating revenues	$32,554	$99,622	$120,773
Operating expenses	(22,575)	(71,189)	(88,202)
Interest expense	(2,977)	(5,503)	(11,135)
Depreciation and amortization	(3,390)	(11,445)	(14,668)
Goodwill and asset impairment loss	—	(4,920)	—
Gain on sale of hotels	59,893	9,048	2,339

Income from discontinued operations	$63,505	$15,613	$9,107

5. Other Real Estate

Other real estate consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$3,824	$3,824
Buildings and improvements	9,565	9,070
Fixtures, furniture and equipment	5,131	4,465
Construction in progress	10	89

	18,530	17,448
Accumulated depreciation	(4,514)	(3,708)

	14,016	13,740
Land held for investment	510	933

	$14,526	$14,673

In May 2007, the Company sold a vacant parcel of land for net proceeds of $429,000, resulting in a net loss of $23,000.

During the first quarter of 2006, the Company purchased land and an office building adjacent to one of its hotels in Troy, Michigan for $4.4 million.

6. Investment in Unconsolidated Joint Ventures

On December 7, 2007 the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient, LLC, an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient, LLC from the Company for a gross sales price of $6.3 million. As part of this transaction, the Company reclassed its remaining 50% share in BuyEfficient, LLC to investment in unconsolidated joint ventures and recognized a gain on sale of $6.1 million.

On December 28, 2006 the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 (“Whitehall”) and Highgate Holdings (“Highgate”) to acquire the 460-room Doubletree Guest Suites Hotel in New York City, New York. The $68.5 million investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30 million and (ii) a $40 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine-year period. In addition, the equity is entitled to receive a pro-rata share of any excess equity distributions to the joint venture.

7. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Property and equipment, net	$1,360	$1,730
Pre-acquisition costs	549	8,985
Other receivables	12,228	8,485
Other	2,937	2,771

	$17,074	$21,971

During the third quarter of 2006, the buyer of 13 of the Company’s hotels issued a $5.6 million promissory note to the Company. The note includes an interest rate of 8.0% per year on the unpaid principal balance, and is due in October 2011.

8. Due to Interstate SHP and Other Current Liabilities

Due to Interstate SHP

Interstate SHP manages 26 of the Company’s 45 hotels as of December 31, 2007. The following amounts make up the net liability owed to Interstate SHP (in thousands):

	December 31,
	2007	2006
Accrued payroll and employee benefits	$10,574	$10,088
Worker’s compensation	4,822	6,683
Accrued pension liability	242	500
Management and accounting fees payable	738	738
Other	—	9
Accumulated other comprehensive loss and reimbursements from Interstate SHP	(1,325)	(1,411)

	$15,051	$16,607

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Property, sales, and use taxes payable	$12,637	$11,039
Accrued interest mortgage	13,400	7,421
Advanced deposits	5,591	6,542
Worker’s compensation	103	86
Other	8,086	7,266

	$39,817	$32,354

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2007	2006
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 34 hotel properties and one laundry facility.	$1,472,151	$1,499,828
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	—

	1,722,151	1,499,828
Less: current portion	(9,815)	(23,231)

	$1,712,336	$1,476,597

The Company was not in default on any of its loan covenants at December 31, 2007 and 2006.

During the first quarter of 2007, the Company drew down $138.0 million of its $200.0 million credit facility (the “credit facility”) in connection with the acquisitions of the LAX Renaissance, Los Angeles, California and the Marriott Long Wharf, Boston, Massachusetts, and for other working capital requirements. During the second quarter of 2007, the Company drew down an additional $27.0 million of the credit facility in connection with the acquisition of the Marriott Boston Quincy, Quincy, Massachusetts, and for other working capital requirements. During the fourth quarter, the Company drew down an additional $10.0 million of the credit facility to fund working capital requirements. The Company repaid $24.0 million of the credit facility in April 2007, $141.0 million in June, and the remaining $10.0 million balance in November 2007. As of December 31, 2007, the Company had no outstanding indebtedness under its credit facility, and had $10.8 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $189.2 million available under the credit facility.

In March 2007, the Company obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf, Boston, Massachusetts.

In April 2007, the Company amended one of its mortgage loans to eliminate amortization and to provide for partial collateral releases, provided the Company continues to meet certain loan covenants, from May 2007 until the maturity date of May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable.

In May 2007, the Company amended its credit facility initially entered into in July 2006 (as described below). The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread to LIBOR changing based on the Company’s overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for the Company as follows: tier 1 up to and including 50%, tier 2 greater than 50% and less than or equal to 55%, tier 3 greater than 55% and less than or equal to 60%, and tier 4 greater than 60%. The applicable interest rate spreads for each of the various tiers contained in the amended credit facility are 90 basis points, 105 basis points, 125 basis points and 150 basis points for tiers 1 to 4, respectively, which are 25 to 35 basis points lower than the applicable spreads contained in credit facility prior to its amendment. In addition, the Company extended the initial maturity date on the credit facility from 2010 to 2011.

In June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes is 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and all of its subsidiaries that are guarantors under the Company’s credit facility have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

In June 2007, the Company repaid a $175.0 million mortgage loan with a maturity date of December 2014. In connection with the repayment, the Company incurred prepayment penalties of $0.4 million.

In August 2007, the Company repaid a $13.1 million mortgage loan with a maturity date of September 2007.

In December 2007, the Company defeased an $8.7 million mortgage loan with an effective maturity date of August 2009, incurring a loss on early extinguishment of debt of $0.8 million related to the cost associated with the defeasance of the debt.

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

In April 2006, the Company refinanced one of its hotel properties by defeasing the existing $52.9 million loan at a fixed interest rate of 7.50% scheduled to mature in 2008 with a portion of the proceeds from a new loan of $135.0 million at a fixed rate of 5.95% scheduled to mature in 2021. In connection with this transaction, the Company expensed $2.6 million for loss on early extinguishment of debt related to the cost associated with the defeasance of the previous debt.

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

In July 2006, the Company closed a $200.0 million unsecured credit facility (the “new credit facility”). This facility replaced the Company’s $150.0 million secured credit facility. Amounts outstanding under the new credit facility bear interest at LIBOR plus the applicable margin for eurodollar rate advances or the Citibank, N.A. prime lending rate plus the applicable margin for base rate advances. The applicable margin ranges were initially set from 1.25% to 1.75% in the case of eurodollar rate advances and 0.25% to 0.75% in the case of base rate advances, depending upon the ratio of the Borrower’s Total Debt to EBITDA , although these were reduced pursuant to an amendment as described above. The maturity date of this facility is July 2010. In addition, the applicable margin will increase by 2.0% upon the occurrence and during the continuance of an event of default. Subject to certain conditions, the new credit facility may be extended for one year and increased to $300.0 million. The new credit facility is unsecured and advances are not subject to any borrowing base requirement. The Company is required to maintain a pool of specified unencumbered assets (the “unencumbered pool assets”). Assets may be removed from or added to the unencumbered pool assets, subject to the satisfaction of certain conditions. The new credit facility contains customary financial covenants, including certain leverage and coverage ratios and a minimum tangible net worth. In connection with this refinancing, the Company expensed $1.3 million of deferred financing costs.

In August 2006, the Company exercised its right under the earn-out agreement for the loan on the Renaissance Orlando to draw an additional $13.0 million of debt under the agreement. The terms under the revised mortgage loan remain the same, with interest only payments at a rate of 5.30% payable until July 2008, and a maturity date in July 2016.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Continuing operations:
Interest expense	$96,280	$78,681	$45,748
Deferred financing fees	1,859	4,298	3,134
Prepayment penalties	415	—	2,665
Write-off loan premium	(465)	(1,903)	—
Costs associated with early extinguishments of debt	818	9,976	—

	$98,907	$91,052	$51,547

Discontinued operations:
Interest expense	$2,913	$4,970	$10,096
Deferred financing fees	64	533	861
Costs associated with early extinguishment of debt	—	—	178

	$2,977	$5,503	$11,135

Aggregate future principal maturities of notes payable at December 31, 2007, are as follows (in thousands):

2008	$9,815
2009	13,382
2010	95,983
2011	265,939
2012	76,839
Thereafter	1,260,193

$1,722,151

10. Income Taxes

The Company has elected to be taxed as a REIT under the Code. As a REIT the Company generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local taxes.

The Company leases its hotels to wholly owned TRS’s that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of FAS 109, “Accounting for Income Taxes”. Under FAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

The income tax benefit (provision) included in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	2,032	5,695	8,619
State	525	1,438	2,204

	2,557	7,133	10,823
Valuation allowance	(2,557)	(7,133)	(10,823)

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
NOL carryover	$20,874	$19,387
Other reserves	4,657	3,833
State taxes and other	816	533

Current deferred tax asset before valuation allowance	26,347	23,753

Depreciation	(84)	(47)

	(84)	(47)

Net deferred tax asset	26,263	23,706
Valuation allowance	(26,263)	(23,706)

	$—	$—

The Company has provided a valuation allowance against its deferred tax asset at December 31, 2007 and 2006. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated income statements.

At December 31, 2007 and 2006, net operating loss carryforwards for federal income tax purposes is approximately $53.0 million and $49.0 million, respectively. These losses, which begin to expire in 2019, are available to offset future income through 2026.

Characterization of Distributions:

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2007, 2006, and 2005, distributions paid per share were characterized as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$1.267	96.744%	$1.240	100.000%	$1.440	100.000%
Capital gain	0.043	3.256	—	—	—	—
Return of capital	—	—	—		—	—

Total	$1.310	100.000%	$1.240	100.000%	$1.440	100.000%

Preferred Stock – Series A
Ordinary income	$1.935	96.743%	$2.000	100.000%	$1.578	100.000%
Capital gain	0.065	3.257	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$2.000	100.000%	$2.000	100.000%	$1.578	100.000%

Preferred Stock – Series C
Ordinary income	$1.531	96.743%	$1.572	100.000%	$0.786	100.000%
Capital gain	0.052	3.257	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$1.583	100.000%	$1.572	100.000%	$0.786	100.000%

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock prior to December 31, 2007. The Company repurchased 3,129,810 shares of its common stock at a cost of $86.4 million through December 31, 2007.

Operating Partnership Units

As of December 31, 2007, the Operating Partnership had 58,815,271 units outstanding, all of which are held by the Company.

14. Long-Term Incentive Plan

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 3,850,000 common shares for issuance under the LTIP.

Restricted shares and restricted share units granted pursuant to the LTIP generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the years ended December 31, 2007, 2006 and 2005, the Company’s expense related to these restricted shares and restricted share units was $7.6 million, $5.2 million, and $2.6 million, respectively.

The following is a summary of non-vested stock grant activity:

	2007		2006		2005
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	626,841	$22.55	454,413	$17.56	434,211	$17.00
Granted	464,081	28.65	333,665	28.76	76,458	20.92
Vested	(255,571)	23.82	(124,444)	19.44	(46,782)	17.95
Forfeited	(184,805)	22.82	(36,793)	27.84	(9,474)	17.00

Outstanding at end of year	650,546	26.33	626,841	22.55	454,413	17.56

At December 31, 2007, there were no options, deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

15. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2007, 2006 and 2005 were $28.0 million, $23.6 million and $15.4 million, respectively. Basic management fees included in property general and administrative expense were $27.4 million, $21.6 million and $13.4 million, respectively. Discontinued operations included $0.6 million, $2.0 million and $2.0 million, respectively, of basic management fees for 2007, 2006 and 2005.

In addition to basic management fees, provided certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $4.8 million, $3.9 million and $2.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005, all of which were included in property general and administrative expense.

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

Total franchise costs incurred by the Company during the years ended December 31, 2007, 2006 and 2005, were $39.5 million, $37.8 million, and $27.5 million, respectively. Of the total franchise costs, franchise royalties totaled $15.1 million, $16.4 million, and $15.0 million, respectively. The remaining franchise costs include advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled $2.0 million, $7.1 million, and $8.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Renovation and Construction Commitments

At December 31, 2007 and 2006, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2007 and 2006 totaled $22.3 million and $26.2 million, respectively.

Operating Leases

At December 31, 2007, the Company was obligated under the terms of nine ground or air leases and a lease on the corporate facility, which mature from dates ranging from 2010 through 2096, excluding renewal options. Payments on one of the ground leases and the air lease require payments of $1.00 annually. Future minimum payments under the terms of the operating leases in effect at December 31, 2007 are as follows (in thousands):

2008	$4,905
2009	4,960
2010	4,604
2011	4,240
2012	4,279
Thereafter	291,695

$314,683

Rent expense incurred pursuant to these ground lease agreements for the years ended December 31, 2007, 2006 and 2005, totaled $7.8 million, $7.7 million, and $4.8 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $7.8 million, $7.2 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005. Rent expense included in discontinued operations totaled zero, $0.5 million and $1.0 million for the years ended December 31 2007, 2006 and 2005, respectively.

Rent expense incurred pursuant to the lease on the corporate facility for the years ended December 31, 2007, 2006 and 2005 totaled $0.5 million, $0.4 million, and $0.1 million, respectively, and was included in general and administrative expenses in the accompanying income statements.

Employment Agreements

As of December 31, 2007, the Company has employment agreements with certain executive employees, which expire through February 2012. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2007 (in thousands):

2008	$1,050
2009	600
2010	600
2011	600
2012	100

$2,950

Litigation

The Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by our management companies. At December 31, 2007, approximately 15.0% of workers employed by our third-party operators are covered by such collective bargaining agreements.

Defined Benefit Retirement Plan Obligation

In connection with the formation and structuring transactions, the Predecessor Companies sold their property management company, Interstate SHP to Interstate Hotels and Resorts, Inc. (“IHR”). IHR assumed certain liabilities of Interstate SHP including the defined benefit retirement plan. In accordance with the management agreement with IHR, the Company is still responsible for the costs of the defined benefit retirement plan.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2007 are as follows (in thousands):

2008	$304,789
2009	330,472
2010	332,215
2011	356,537
2012	379,329
Thereafter	2,145,881

$3,849,223

401(k) Savings and Retirement Plan

Beginning in 2005, the Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and performing six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company for the years ended December 31, 2007, 2006 and 2005 were $237,000, $171,000 and $132,000, respectively.

The Company is also responsible for Interstate SHP’s 401(k) Plan, and matches up to three percent of the Interstate SHP’s employee contributions at 50%. Employees are eligible to participate in the Interstate SHP’s 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Matching contributions made by the Company for the years ended December 31, 2007, 2006 and 2005 totaled $1.1 million, $855,000, and $568,000, respectively.

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

At December 31, 2007 and 2006, the Company had $10.8 million and $11.6 million, respectively, of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. There have been no draws made through December 31, 2007.

16. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2007 and 2006, amounts owed to the Company by its affiliates amounted to $0.9 million and $1.4 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, or GTS, a telecommunications equipment provider based in Redwood City, California. The Company’s Executive Chairman, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $725,000, $253,000, and $393,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

17. Quarterly Results (Unaudited)

The combined and consolidated quarterly results for the years ended December 31, 2007 and 2006, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues – Continuing Operations
2007	$227,413	$267,826	$263,101	$298,399
2006	186,021	218,269	213,479	237,486
Operating income – Continuing Operations
2007	26,683	43,208	40,556	44,945
2006	23,518	38,788	30,439	31,583
Net income
2007	4,828	74,472	16,567	29,796
2006	17,825	22,052	1,536	11,824
Net income (loss) available to common stockholders per share – basic
2007	$(0.01)	$1.10	$0.19	$0.42
2006	$0.25	$0.29	$(0.06)	$0.11
Net income (loss) available to common stockholders per share – diluted
2007	$(0.01)	$1.09	$0.19	$0.41
2006	$0.25	$0.29	$(0.06)	$0.11

Net income loss available to common stock holders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with Statement No. 144.

In December 2007 the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient, LLC, an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient, LLC from the Company for a gross sales price of $6.3 million. As part of this transaction, the Company reclassed its remaining 50% share in BuyEfficient to investment in unconsolidated joint ventures and recognized a gain on sale of $6.1 million.

As part of a strategic plan to dispose of non-core hotel assets, the Company sold the Sheraton Salt Lake City during the fourth quarter of 2007 for net proceeds of $31.9 million and a net gain of $3.9 million.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(In Thousands)

	Encmbr.		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2007(1)		Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
			Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.
Crowne Plaza—Grand Rapids			$1,488	$15,698	$—	$3,528	$1,488	$19,226	$20,714	$3,187	2002	5-35
Courtyard by Marriott—Los Angeles			—	8,446	—	8,325	—	16,771	16,771	4,635	1999	5-35
Courtyard by Marriott—San Diego	(a	)	1,569	15,336	—	3,912	1,569	19,248	20,817	4,912	1999	5-35
Doubletree—Minneapolis	(b	)	1,150	9,953	—	3,494	1,150	13,447	14,597	2,269	2002	5-35
Embassy Suites Hotel—Chicago	$75,000		79	46,886	6,348	7,998	6,427	54,884	61,311	9,513	2002	5-35
Embassy Suites—La Jolla	70,000		27,900	70,450	—	5,718	27,900	76,168	104,068	4,254	2006	5-35
Fairmont—Newport Beach			—	65,769	—	29,337	—	95,106	95,106	7,252	2005	5-35
Hilton—Del Mar	(b	)	4,106	22,353	—	5,332	4,106	27,685	31,791	4,793	2002	5-35
Hilton—Huntington	(a	)	6,730	41,198	—	8,933	6,730	50,131	56,861	8,235	2002	5-35
Hilton—Times Square	81,000		—	221,488	—	4,519	—	226,007	226,007	14,592	2006	5-35
Holiday Inn—San Diego (Harbor View)	(a	)	875	15,648	—	7,715	875	23,363	24,238	6,505	1999	5-35
Holiday Inn Express—San Diego (Old Town)	(a	)	2,070	10,005	—	1,454	2,070	11,459	13,529	3,010	1999	5-35
Hyatt—Atlanta			2,700	15,359	—	(2,763)	2,700	12,596	15,296	3,633	2000	5-35
Hyatt Regency—Century Plaza			174,155	110,272	—	20,233	174,155	130,505	304,660	9,734	2005	5-35
Hyatt Regency—Newport Beach			—	30,549	—	8,387	—	38,936	38,936	6,534	2002	5-35
Kahler Hotel—Rochester	(b	)	3,411	45,349	—	11,988	3,411	57,337	60,748	14,049	1999	5-35
Kahler Inn & Suites—Rochester	(a	)	1,666	21,582	(173)	1,575	1,493	23,157	24,650	6,320	1999	5-35
Marriott—Boston Long Wharf	176,000		51,598	170,238	—	396	51,598	170,634	222,232	4,813	2007	5-35
Marriott—Del Mar	48,000		5,125	58,548	—	1,314	5,125	59,862	64,987	4,198	2006	5-35

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2007(1)
	Encmbr.		Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Marriott—Houston	(b	)	4,167	19,155	—	4,322	4,167	23,477	27,644	3,796	2002	5-35
Marriott—Napa Valley			5,845	21,975	3,000	28,825	8,845	50,800	59,645	11,868	1999	5-35
Marriott—Ontario	(b	)	5,057	18,481	—	4,711	5,057	23,192	28,249	3,772	2003	5-35
Marriott—Park City	(b	)	2,260	17,778	—	5,177	2,260	22,955	25,215	5,691	1999	5-35
Marriott—Philadelphia	(b	)	3,297	29,710	—	4,887	3,297	34,597	37,894	5,917	2002	5-35
Marriott—Portland			5,341	20,705	—	3,068	5,341	23,773	29,114	5,640	2000	5-35
Marriott—Provo	(a	)	1,117	18,676	—	4,692	1,117	23,368	24,485	5,643	1999	5-35
Marriott—Quincy			14,375	97,875	—	69	14,375	97,944	112,319	2,382	2007	5-35
Marriott—Riverside			2,145	8,689	—	6,545	2,145	15,234	17,379	3,131	2000	5-35
Marriott—Rochester	(a	)	1,851	39,714	—	4,337	1,851	44,051	45,902	12,042	1999	5-35
Marriott—Salt Lake City	(a	)	—	19,918	—	3,696	—	23,614	23,614	5,927	1999	5-35
Marriott—Troy	(b	)	2,701	45,814	—	6,042	2,701	51,856	54,557	9,023	2002	5-35
Marriott—Tysons Corner	(b	)	3,897	43,528	—	9,308	3,897	52,836	56,733	8,848	2002	5-35
Renaissance Concourse	(a	)	—	32,716	—	3,522	—	36,238	36,238	3,106	2005	5-35
Renaissance Harborplace	109,134		25,085	102,707	—	8,338	25,085	111,045	136,130	9,707	2005	5-35
Renaissance LAX			7,800	52,506	—	458	7,800	52,964	60,764	1,908	2007	5-35
Renaissance Long Beach	35,000		10,437	37,300	—	9,430	10,437	46,730	57,167	3,640	2005	5-35
Renaissance Orlando Resort at Sea World	88,000		—	119,733	—	18,461	—	138,194	138,194	11,451	2005	5-35
Renaissance Washington D.C.	135,000		14,563	132,800	—	6,246	14,563	139,046	153,609	11,907	2005	5-35
Renaissance Westchester	30,000		12,874	33,237	—	7,380	12,874	40,617	53,491	3,188	2005	5-35
Residence Inn—Manhattan Beach	(a	)	7,990	8,024	—	1,473	7,990	9,497	17,487	1,349	2003	5-35
Residence Inn—Rochester			225	9,652	173	990	398	10,642	11,040	1,349	2004	5-35
Sheraton—Cerritos			—	24,737	—	3,563	—	28,300	28,300	2,182	2005	5-35
Valley River Inn—Eugene	(b	)	1,806	14,113	—	2,083	1,806	16,196	18,002	2,764	2002	5-35
W Hotel—San Diego	65,000		6,400	85,131	—	95	6,400	85,226	91,626	4,745	2006	5-35
Wyndham—Houston	34,000		6,184	35,628	—	6,021	6,184	41,649	47,833	6,999	2002	5-35

Total	$946,134		$430,039	$2,085,429	$9,348	$285,134	$439,387	$2,370,563	$2,809,950	$270,413

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2007(1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date of Constr.	Date Acq.	Depr. Life
Investments in Other Real Estate
TCS—Rochester	$4,812	$1,600	$—	$—	$7,425	$1,600	$7,425	$9,025	$1,376	N/A	1999	5-35
Office Building—Troy		2,224	2,140	—	—	2,224	2,140	4,364	154	N/A	2006	5-35
Land held for future development or sale	—	4,500	—	(3,990)	—	510	—	510	—	N/A	1999	5-35

	$4,812	$8,324	$2,140	$(3,990)	$7,425	$4,334	$9,565	$13,899	$1,530

(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.1 billion at December 31, 2007.

		Hotel Properties			Other Real Estate Investments
		2007	2006	2005	2007	2006	2005
(1)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$2,452,172	$2,052,675	$1,157,110	$13,826	$6,518	$6,286
	Additions during year:
	Acquisitions	395,401	474,906	895,608	—	4,360	—
	Improvements	96,839	89,126	28,252	525	2,948	232
	Impairment loss	—	—	—	—	—	—
	Disposals during the year	(134,462)	(164,535)	(28,295)	(452)	—	—

	Balance at the end of the year	$2,809,950	$2,452,172	$2,052,675	$13,899	$13,826	$6,518

(2)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$216,240	$177,677	$134,159	$1,206	$977	$824
	Depreciation for the year	83,241	70,383	47,993	324	229	153
	Retirement	(29,068)	(31,820)	(4,475)	—	—	—

	Balance at the end of the year	$270,413	$216,240	$177,677	$1,530	$1,206	$977

(a)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2007 of $248,164,000.
(b)	Property is pledged as collateral by the note payable secured by deed of trust dated April 29, 2005 with a current balance at December 31, 2007 of $273,041,000.