Form 10-K/A
period 2007-12-31
Sunstone Hotel Investors, Inc.
filed 2008-02-25
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment on Form 10-K/A to our Annual Report on Form 10-K for the period ended December 31, 2007, which was filed February 21, 2008 (the ‘‘Form 10-K’’), to amend Part IV, Item 15. This Amendment includes Footnote 11, “Series C Cumulative Convertible Redeemable Preferred Stock,” which was inadvertently omitted from the Consolidated Financial Statements in the original filing, renumbers the remaining footnotes, deletes a duplicated paragraph in Footnote 2, “Summary of Significant Accounting Policies,” and makes minor revisions to the Exhibit list. In addition, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-K/A and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The Exhibit section has also been revised to include an updated Independent Registered Public Accounting Firm’s Consent. Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the original filing of the Form 10-K on February 21, 2008, and does not update the disclosures in the Form 10-K in any way except as specifically described in this Explanatory Note.

Item 15—Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(a)(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(a)(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on February 12, 2008).

3.3	Form of Articles Supplementary for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

3.4	Form of Articles Supplementary for Series C Preferred Stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

4.5	Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Company on August 8, 2007).

4.6	First Supplemental Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by the Company on August 8, 2007).

4.7	Second Supplemental Indenture, dated as of June 27, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by the Company on August 8, 2007).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company.

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 22, 2005).

10.4	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

10.4.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.11.1 to Form 10-K filed by the Company on February 15, 2006).

10.4.2	Second Amendment to Amended and Restated Loan Agreement, dated as of April 13, 2007, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 8, 2007).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	Form of 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to the proxy statement on Schedule 14A filed by the Company on March 26, 2007).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005).

10.8	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005).

10.9	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10	Revolving Credit Agreement, dated as of July 17, 2006, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to Form 8-K, filed by the Company on July 18, 2006).

10.10.1	First Letter Amendment, dated as of August 14, 2006, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 1, 2006).

10.10.2	Second Letter Amendment, dated as of May 23, 2007, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 8, 2007).

10.11	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.12.1	Amendment to Employment Arrangements, dated as of March 19, 2007, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 2, 2007).

10.13	Form of Employment Agreement with Jon D. Kline (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13.1	Agreement, dated as of May 24, 2007, between Sunstone Hotel Investors, Inc. and Jon D. Kline (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 8, 2007).

10.14	Form of Employment Agreement with Gary A. Stougaard (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.14.1	Agreement, dated as of May 24, 2007, between Sunstone Hotel Investors, Inc. and Gary A. Stougaard (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on August 8, 2007).

10.15	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005).

10.16	Forward Sale Agreement, dated July 18, 2006, between Sunstone Hotel Investors, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on July 24, 2006).

10.17	Employment Agreement, dated as of January 17, 2007, between Sunstone Hotel Investors, Inc. and Steven R. Goldman (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 2, 2007).

10.18	Change in Control Agreement, dated as of February 15, 2007, between Sunstone Hotel Investors, Inc. and Ken Cruse (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 8, 2007).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 3, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 10-K filed by the Company on February 22, 2005).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 22, 2008	/s/ Kenneth E. Cruse
Kenneth E. Cruse
Chief Financial Officer

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

/s/ ERNST & YOUNG LLP

Irvine, California

February 5, 2008

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$67,412	$29,029
Restricted cash	48,442	65,669
Accounts receivable, net	36,703	41,695
Due from affiliates	932	1,383
Inventories	3,190	3,089
Prepaid expenses	9,021	7,006

Total current assets	165,700	147,871
Investment in hotel properties, net	2,786,821	2,477,514
Other real estate, net	14,526	14,673
Investment in unconsolidated joint ventures	35,816	68,714
Deferred financing costs, net	12,964	7,381
Goodwill	16,251	22,249
Other assets, net	17,074	21,971

Total assets	$3,049,152	$2,760,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,540	$31,912
Accrued payroll and employee benefits	18,133	12,338
Due to Interstate SHP	15,051	16,607
Dividends payable	25,995	23,826
Other current liabilities	39,817	32,354
Current portion of notes payable	9,815	23,231

Total current liabilities	137,351	140,268
Notes payable, less current portion	1,712,336	1,476,597
Other liabilities	6,034	6,429

Total liabilities	1,855,721	1,623,294
Commitments and contingencies (Note 14)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2007 and 2006, liquidation preference of $24.375 per share	99,496	99,296
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2007 and 2006, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,815,271 shares issued and outstanding at December 31, 2007 and 57,775,089 shares issued and outstanding at December 31, 2006	588	578
Additional paid in capital	987,554	958,591
Retained earnings	191,208	65,545
Cumulative dividends	(261,665)	(163,181)

Total stockholders’ equity	1,093,935	1,037,783

Total liabilities and stockholders’ equity	$3,049,152	$2,760,373

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At December 31, 2007 and 2006, the Series C preferred stock carrying value consisted of the following (in thousands):

	December 31,
	2007	2006
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	496	296

	$99,496	$99,296

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

14. Commitments and Contingencies

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

15. Transactions With Affiliates

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