Form 10-Q
period 2008-03-31
Sunstone Hotel Investors, Inc.
filed 2008-05-08
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

58,729,452 shares of Common Stock, $0.01 par value, as of May 5, 2008

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,300	$67,412
Restricted cash	47,367	48,442
Accounts receivable, net	45,571	36,703
Due from affiliates	132	932
Inventories	3,287	3,190
Prepaid expenses	11,785	9,021

Total current assets	130,442	165,700
Investment in hotel properties, net	2,789,153	2,786,821
Other real estate, net	14,900	14,526
Investments in unconsolidated joint ventures	30,350	35,816
Deferred financing costs, net	12,545	12,964
Goodwill	16,251	16,251
Other assets, net	13,721	17,074

Total assets	$3,007,362	$3,049,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,064	$28,540
Accrued payroll and employee benefits	11,753	18,133
Due to Interstate SHP	14,359	15,051
Dividends payable	25,784	25,995
Other current liabilities	37,072	39,817
Current portion of notes payable	10,839	9,815

Total current liabilities	133,871	137,351
Notes payable, less current portion	1,709,274	1,712,336
Other liabilities	6,066	6,034

Total liabilities	1,849,211	1,855,721
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, liquidation preference of $24.375 per share	99,546	99,496
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,178,259 shares issued and outstanding at March 31, 2008 and 58,815,271 shares issued and outstanding at December 31, 2007	582	588
Additional paid in capital	976,959	987,554
Retained earnings	192,263	191,208
Cumulative dividends	(287,449)	(261,665)

Total stockholders’ equity	1,058,605	1,093,935

Total liabilities and stockholders’ equity	$3,007,362	$3,049,152

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
REVENUES
Room	$160,826	$146,383
Food and beverage	69,743	64,094
Other operating	18,178	16,936

Total revenues	248,747	227,413

OPERATING EXPENSES
Room	37,091	33,468
Food and beverage	52,026	46,534
Other operating	9,379	9,628
Advertising and promotion	13,862	12,784
Repairs and maintenance	9,927	9,132
Utilities	9,633	8,160
Franchise costs	8,286	7,574
Property tax, ground lease, and insurance	14,903	13,672
Property general and administrative	28,897	26,268
Corporate overhead	6,758	7,331
Depreciation and amortization	31,575	26,179

Total operating expenses	222,337	200,730

Operating income	26,410	26,683
Equity in net losses of unconsolidated joint ventures	(1,466)	(1,351)
Interest and other income	593	679
Interest expense	(24,482)	(22,514)

Income from continuing operations	1,055	3,497
Income from discontinued operations	—	1,331

NET INCOME	1,055	4,828
Preferred stock dividends and accretion	(5,232)	(5,187)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,177)	$(359)

Basic and diluted per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.07)	$(0.03)
Income from discontinued operations	—	0.02

Basic and diluted loss attributable to common stockholders per common share	$(0.07)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	58,717	57,799

Dividends paid per common share	$0.35	$0.32

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007 (audited)	7,050,000	$176,250	58,815,271	$588	$987,554	$191,208	$(261,665)	$1,093,935
Vesting of restricted common stock (unaudited)			97,295	1	1,275			1,276
Repurchase of outstanding common stock (unaudited)			(734,307)	(7)	(11,820)			(11,827)
Common dividends declared and payable at $0.35 per share (unaudited)							(20,602)	(20,602)
Series A preferred dividends declared and payable at $0.50 per share (unaudited)							(3,525)	(3,525)
Series C preferred dividends declared and payable at $0.404 per share (unaudited)							(1,657)	(1,657)
Accretion of discount on Series C preferred stock (unaudited)					(50)			(50)
Net income (unaudited)						1,055		1,055

Balance at March 31, 2008 (unaudited)	7,050,000	$176,250	58,178,259	$582	$976,959	$192,263	$(287,449)	$1,058,605

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,055	$4,828
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	165	(59)
Depreciation	29,826	27,482
Amortization of deferred franchise fees and other intangibles	1,749	104
Amortization of deferred financing costs	419	288
Amortization of loan premiums	—	(66)
Amortization of deferred stock compensation	1,049	1,245
Equity in net losses of unconsolidated joint ventures	1,466	1,351
Changes in operating assets and liabilities:
Restricted cash	(131)	(8,786)
Accounts receivable	(9,033)	(7,107)
Due from affiliates	800	99
Inventories	(97)	15
Prepaid expenses and other assets	434	(966)
Accounts payable and other liabilities	732	6,178
Accrued payroll and employee benefits	(6,380)	(892)
Due to Interstate SHP	(692)	(1,365)

Net cash provided by operating activities	21,362	22,349

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash – replacement reserve	1,206	(482)
Cash received from unconsolidated joint ventures	4,000	414
Acquisitions of hotel properties	(11)	(287,264)
Additions to hotel properties and other real estate	(31,809)	(37,027)

Net cash used in investing activities	(26,614)	(324,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for repurchases of outstanding common stock	(11,827)	—
Proceeds from notes payable	—	314,000
Payments on notes payable	(2,038)	(1,956)
Payments of deferred financing costs	—	(133)
Dividends paid	(25,995)	(23,826)

Net cash (used in) provided by financing activities	(39,860)	288,085

Net decrease in cash and cash equivalents	(45,112)	(13,925)
Cash and cash equivalents, beginning of period	67,412	29,029

Cash and cash equivalents, end of period	$22,300	$15,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$21,819	$23,226

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$227	$—

NONCASH FINANCING ACTIVITY
Dividends payable	$25,784	$23,949

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in acquiring, owning, asset managing, renovating and, on a strategic basis, selling hotel properties. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2008, the Company owned 45 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 26 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of six of the Company’s hotels. In addition to its owned hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Guest Suites Hotel Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and March 31, 2007, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008, as amended by the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 25, 2008.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2008 results of operations for the Marriott managed hotels include results from December 29 through March 21 for the first quarter, March 22 through June 13 for the second quarter, June 14 through September 5 for the third quarter, and September 6 through January 2 for the fourth quarter. The Company’s 2007 results of operations for the Marriott managed hotels include results from December 30 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at March 31, 2008 and December 31, 2007 each include an allowance for doubtful accounts of $0.4 million. At March 31, 2008 and December 31, 2007, the Company had approximately $3.6 million and $5.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either March 31, 2008 or December 31, 2007 as all amounts have been deemed to be collectible.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted loss attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus unvested restricted stock awards considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Numerator:
Net income	$1,055	$4,828
Less preferred dividends and accretion	(5,232)	(5,187)

Numerator for basic and diluted loss attributable to common stockholders	$(4,177)	$(359)

Denominator:
Weighted average basic and diluted common shares outstanding	58,717	57,799

Basic and diluted loss attributable to common stockholders per common share	$(0.07)	$(0.01)

Shares of the Company’s Series C preferred stock have not been included in the above calculation of loss per share for the three months ended March 31, 2008 and 2007 as their effect would have been anti-dilutive. Unvested restricted stock units and shares associated with our long-term incentive plan and the accounting effects of the Forward Sale Agreement have not been included in the above calculation for either the three months ended March 31, 2008 or 2007 as their effect would have been anti-dilutive.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Land	$439,387	$439,387
Buildings and improvements	2,395,073	2,370,563
Furniture, fixtures and equipment	303,025	295,111
Intangibles	42,863	42,863
Franchise fees	1,396	1,396
Construction in process	25,533	24,426

	3,207,277	3,173,746
Accumulated depreciation and amortization	(418,124)	(386,925)

	$2,789,153	$2,786,821

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions which occurred during the first and second quarters in 2007 had occurred on January 1, 2007. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

Three Months Ended March 31, 2007
(Unaudited)
Revenues	$241,242

Loss attributable to common stockholders from continuing operations	$(6,540)

Loss per diluted share attributable to common stockholders from continuing operations	$(0.11)

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold seven hotel properties in the second and fourth quarters of 2007 for net proceeds of $179.3 million and a net gain of $59.9 million. These seven hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three months ended March 31, 2007, related to hotel properties that have been sold (in thousands):

Three Months Ended March 31, 2007
(Unaudited)
Operating revenues	$12,433
Operating expenses	(8,477)
Interest expense	(1,218)
Depreciation and amortization expense	(1,407)

Income from discontinued operations	$1,331

5. Other Real Estate

Other real estate consists of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	9,685	9,565
Furniture, fixtures and equipment	5,253	5,131
Construction in process	345	10

	19,107	18,530
Accumulated depreciation	(4,717)	(4,514)

	14,390	14,016
Land held for investment	510	510

	$14,900	$14,526

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel Times Square in New York City, New York. The $68.5 million initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the Company’s equity investment are senior to the returns on equity to both Whitehall and Highgate and begin at 8.0% and grow to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC, an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient, LLC from the Company for a gross sales price of $6.3 million. As part of this transaction, the Company reclassified its remaining 50% share in BuyEfficient, LLC to investments in unconsolidated joint ventures and recognized a gain on sale of $6.1 million.

7. Goodwill

The Company follows the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill.

8. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Property and equipment, net	$1,259	$1,360
Pre-acquisition costs	669	549
Other receivables	8,400	12,228
Other	3,393	2,937

	$13,721	$17,074

9. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 33 hotel properties and one laundry facility.	$1,470,113	$1,472,151
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	250,000

	1,720,113	1,722,151
Less: current portion	(10,839)	(9,815)

	$1,709,274	$1,712,336

The Company was not in default on any of its loan covenants at either March 31, 2008 or December 31, 2007.

During the first quarter of 2008, the Company drew down $12.0 million of its $200.0 million credit facility (the “credit facility”) to fund general working capital requirements. The Company repaid the entire $12.0 million balance in March 2008. As of March 31, 2008, the Company had no outstanding indebtedness under its credit facility, and had $10.8 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $189.2 million available under the credit facility.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$24,063	$22,239
Deferred financing fees	419	275

	$24,482	$22,514

Discontinued operations:
Interest expense	$—	$1,205
Deferred financing fees	—	13

	$—	$1,218

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock at the option of the holder on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend should the Company’s dividend on its common stock increase beyond $0.339 per share per quarter. The current quarterly dividend on the Series C preferred stock is $0.404 per share. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At March 31, 2008 and December 31, 2007, the Series C preferred stock carrying value consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	546	496

	$99,546	$99,496

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

In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock on or prior to December 31, 2007. Through the expiration of this authorization on December 31, 2007, the Company repurchased 3,129,810 shares of its common stock at a cost of $86.4 million. In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008. During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the current stock repurchase authorization. As of March 31, 2008, the Company had remaining authorization to repurchase up to $138.2 million of its common stock.

12. Long-Term Incentive Plan

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended March 31, 2008 and 2007, the Company’s expense related to these restricted shares and restricted share units was $1.6 million and $1.8 million, respectively.

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2008 and 2007 were $6.4 million and $6.0 million, respectively. Basic management fees included in property general and administrative expense were $6.4 million and $5.8 million, respectively, for the three months ended March 31, 2008 and 2007. Discontinued operations included zero and $0.2 million, respectively, of basic management fees for the three months ended March 31, 2008 and 2007.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $1.0 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively, all of which were included in property general and administrative expense.

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotel properties. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. The license and franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company.

Total franchise costs incurred by the Company during the three months ended March 31, 2008 and 2007 totaled $8.3 million and $8.4 million, respectively. Of the total franchise costs, franchise royalties totaled $3.4 million and $3.7 million, for the three months ended March 31, 2008 and 2007, respectively. The remaining franchise costs included advertising, reservation and priority club assessments. Franchise costs included in discontinued operations totaled zero and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

Renovation and Construction Commitments

At March 31, 2008, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2008 totaled $25.7 million.

Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2008 and 2007 totaled $2.1 million and $1.8 million, respectively, all of which was included in property tax, ground lease and insurance.

Rent expense incurred pursuant to the lease on the corporate facility totaled $102,000 and $116,000 for the three months ended March 31, 2008 and 2007, respectively, and is included in corporate overhead in the accompanying statements of operations.

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

At March 31, 2008, the Company had $10.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs and certain notes payable. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2008.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At March 31, 2008 and December 31, 2007, amounts owed to the Company by its affiliates amounted to $0.1 million and $0.9 million, respectively, and are included in due from affiliates.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s interim Chief Executive Officer and Executive Chairman of the Board of Directors, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $306,000 and $114,000 for the three months ended March 31, 2008 and 2007, respectively.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2008, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including the possibility of a U.S. recession;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for nine of our hotels;

•	performance of hotels after they are acquired;

•	competition for the acquisition of hotels;

•	competition in the operation of our hotels;

•	our ability to complete acquisitions and dispositions;

•	the need for renovations and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in business strategy or acquisition or disposition plans;

•	our level of outstanding debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt;

•	volatility in the credit or equity markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all; and

•	other events beyond our control.

These factors may cause our actual events to differ materially from the expectations expressed or implied by any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own primarily luxury, upper upscale and upscale hotels in the United States operated under leading brand names, such as Marriott, Hilton, Hyatt, Fairmont and Starwood. Our portfolio also includes midscale hotels.

Operations

REIT structure. To qualify as a REIT, we are precluded from directly operating and earning income from our hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), the Operating Partnership and its subsidiaries have leased our hotel properties to the TRS Lessee, which in turn has contracted “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. The income of the TRS Lessee is subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

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

In March 2007, we acquired the 402-room Marriott Long Wharf hotel located in Boston, Massachusetts for approximately $228.5 million and retained Marriott as manager. In connection with this acquisition we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58%. The balance of the purchase price was funded through a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties. Subsequent to this acquisition, we added an additional 10 rooms at this hotel, increasing the room count to 412.

In May 2007, we acquired the 464-room Marriott Boston Quincy hotel located in Quincy, Massachusetts for approximately $117.0 million and retained Marriott as manager. The acquisition was funded primarily through the settlement of our Forward Sale Agreement, with the balance funded through a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

The following table sets forth the hotels that we have acquired since January 1, 2007:

Hotels	Rooms	Acquisition Date
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts	412	March 23, 2007
LAX Renaissance, Los Angeles, California	499	January 4, 2007

Investments in unconsolidated joint ventures. In December 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel Times Square located in New York City, New York. Our total initial investment in the joint venture was approximately $68.5 million. Our total initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, we sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. The total debt of the joint venture is $300.0 million, including the $30.0 million mezzanine loan.

In December 2007, we entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”), to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from us for $6.3 million. As part of this transaction, we recognized a gain on sale of $6.1 million, and contributed $0.3 million to the new joint venture with Strategic. Prior to this sale, all of BuyEfficient’s revenue and expenses were reflected on the appropriate line of our statements of operations. After this sale, our 50% interest in BuyEfficient is reflected on our balance sheet as investments in unconsolidated joint ventures, and on our statements of operations as equity in net losses of unconsolidated joint ventures.

Dispositions. The following table sets forth the hotels we have sold since January 1, 2007:

Hotels	Rooms	Disposition Date
Sheraton, Salt Lake City, Utah	362	December 20, 2007
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007

Renovations. During the first quarter of 2008, we invested $31.8 million in capital improvements.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, and to fund other working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007, using proceeds we received from the sale of six hotel properties. During the first quarter of 2008, we drew down $12.0 million of the credit facility to fund our working capital requirements. We repaid the entire $12.0 million in March 2008. As of March 31, 2008, we had no outstanding indebtedness under our credit facility, and had $10.8 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, $189.2 million available under the credit facility.

In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In addition, in April 2007, we amended one of our mortgage loans to eliminate amortization and to provide for partial collateral releases, so long as we continue to meet certain loan covenants until the maturity date in May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. We also repaid a $175.0 million mortgage loan in June 2007, which had a maturity date of December 2014. In connection with this repayment, we incurred prepayment penalties of $0.4 million.

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

•

comparable RevPAR growth, which we define as the change in RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the current or preceding calendar year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR growth as our “Comparable Portfolio”; and

•	operating leverage, which is the quotient of incremental operating income divided by incremental revenues.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenues, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenues, which is comprised of revenues realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah. Prior to December 2007, this category also included operating revenue from BuyEfficient. As described above, in December 2007 we entered into a joint venture agreement with Strategic and sold a 50% interest in BuyEfficient to Strategic. In accordance with the equity method of accounting, our 50% share of BuyEfficient’s earnings is now reflected in our statements of operations as equity in net losses of unconsolidated joint ventures. Due to our continued investment in BuyEfficient, no amounts have been reclassified to discontinued operations.

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

•	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Equity in net losses of unconsolidated joint ventures, which includes our portion of net losses from our joint ventures;

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

•	Preferred stock dividends and accretion, which includes dividends earned on our Series A and Series C preferred stock and redemption value accretion on our Series C preferred stock.

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

Operating Results

The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2008 and 2007, including the amount and percentage change in the results between the periods. Our total portfolio represents the results of operations included in the consolidated statements of operations, and includes 45 hotels (15,620 rooms) as of March 31, 2008 and 44 hotels (15,156 rooms) as of March 31, 2007. The results of operations for the seven hotels that were sold in 2007 are included in income from discontinued operations for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
REVENUES
Room	$160,826	$146,383	$14,443	9.9%
Food and beverage	69,743	64,094	5,649	8.8%
Other operating	18,178	16,936	1,242	7.3%

Total revenues	248,747	227,413	21,334	9.4%

OPERATING EXPENSES
Hotel operating	155,107	140,952	14,155	10.0%
Property general and administrative	28,897	26,268	2,629	10.0%
Corporate overhead	6,758	7,331	(573)	(7.8)%
Depreciation and amortization	31,575	26,179	5,396	20.6%

Total operating expenses	222,337	200,730	21,607	10.8%

Operating income	26,410	26,683	(273)	(1.0)%
Equity in net losses of unconsolidated joint ventures	(1,466)	(1,351)	(115)	8.5%
Interest and other income	593	679	(86)	(12.7)%
Interest expense	(24,482)	(22,514)	(1,968)	8.7%

Income from continuing operations	1,055	3,497	(2,442)	(69.8)%
Income from discontinued operations	—	1,331	(1,331)	(100.0)%

Net income	1,055	4,828	(3,773)	(78.1)%
Preferred stock dividends and accretion	(5,232)	(5,187)	(45)	0.9%

Loss attributable to common stockholders	$(4,177)	$(359)	$(3,818)	(1,063.5)%

2008 Compared to 2007

Revenues. Total revenue for the three months ended March 31, 2008 was $248.7 million as compared to $227.4 million for the same period in 2007. Total revenue for the three months ended March 31, 2008 included room revenue of $160.8 million, food and beverage revenue of $69.7 million, and other revenue of $18.2 million. Total revenue for the three months ended March 31, 2007 included room revenue of $146.4 million, food and beverage revenue of $64.1 million, and other revenue of $16.9 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three months ended March 31, 2008 and 2007. The comparisons do not include the results of operations for the seven hotels sold in 2007. Because three of our hotels owned as of March 31, 2008 were acquired during 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those three hotels under previous ownership for either a portion of or the entire three months ended March 31, 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (45 hotels)	72.0%	$162.07	$116.69	73.2%	$154.64	$113.20	(120) bps	4.8%	3.1%
Comparable Portfolio (43 hotels) (1)	72.2%	$159.78	$115.36	74.2%	$153.03	$113.55	(200) bps	4.4%	1.6%

(1)

Includes hotel properties owned on March 31, 2008, excluding hotels that experienced material disruption during either the current or preceding calendar year (Renaissance Baltimore and Renaissance Orlando).

For the three months ended March 31, 2008, RevPAR for our total portfolio increased 3.1% to $116.69 from the same period in 2007. Occupancy decreased 120 basis points to 72.0%, while ADR increased 4.8% to $162.07. For our Comparable Portfolio, RevPAR increased 1.6% to $115.36 from the same period in 2007. Occupancy decreased 200 basis points to 72.2%, while ADR increased 4.4% to $159.78.

Room revenue. Room revenue increased $14.4 million, or 9.9%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. We acquired three hotels during 2007: Renaissance LAX, Marriott Long Wharf, and Marriott Boston Quincy (which we refer to as the “three hotels”). The three hotels contributed $8.3 million to room revenue during our first quarter 2008. In addition, growth in the hotels we acquired prior to January 1, 2007 (which we refer to as our “existing portfolio”) contributed $6.1 million to the increase in room revenue during our first quarter 2008, due to an increase in ADR ($8.1 million) partially offset by a decrease in occupancy ($2.0 million).

Food and beverage revenue. Food and beverage revenue increased $5.6 million, or 8.8%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The three hotels contributed $2.9 million of food and beverage revenue during our first quarter 2008. Food and beverage revenue generated from our existing portfolio increased $2.7 million during our first quarter 2008 as compared to the same period in 2007, due primarily to renovation disruption in 2007 at the Renaissance Long Beach and the Renaissance Orlando, combined with increased restaurant revenue generated by our other hotels.

Other operating revenue. Other operating revenue increased $1.2 million, or 7.3%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The three hotels contributed $1.0 million to other operating revenue during our first quarter 2008. Other operating revenue generated from our existing portfolio increased $0.2 million during our first quarter 2008 as compared to the same period in 2007, primarily due to an increase in transportation and parking revenue generated by several hotels as a result of increased occupancy, combined with an increase in revenue at one of our laundry facilities. These revenue increases were partially offset by decreased revenue recognized from a performance guaranty provided by the manager of the Hyatt Regency Century Plaza. We recognized $1.0 million in other revenue from this performance guaranty during the first quarter 2007. As of the end of our third quarter 2007, we had fully utilized the $27.0 million performance guaranty; therefore, no performance guaranty revenue was recognized in our first quarter 2008. In addition, other revenue decreased in 2008 as compared to 2007 because BuyEfficient’s operations are now included in equity in net losses of unconsolidated joint ventures.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $14.2 million, or 10.0%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The three hotels contributed $8.9 million to hotel operating expense during our first quarter 2008. In addition, hotel operating expenses in our existing portfolio increased $5.3 million during our first quarter 2008 as compared to the same period in 2007. These higher costs in our existing portfolio for the three months ended March 31, 2008 were primarily a result of increases in room expense and food and beverage expenses due to increases in related revenue, combined with increases in utility expenses as a result of higher energy costs.

Property general and administrative expense. Property general and administrative expense increased $2.6 million, or 10.0%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The three hotels contributed $1.7 million in property general and administrative expense during our first quarter 2008. Property general and administrative expenses in our existing portfolio increased $0.9 million during our first quarter 2008 as compared to the same period in 2007, primarily due to wage increases and to other hotel specific expenses, such as increased credit card commissions, bad debt expense and management fees associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense decreased $0.6 million, or 7.8%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily as a result of decreased bonus expense during the first quarter of 2008, which was partially offset by increased minimum tax payments and sales tax expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.4 million, or 20.6%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The three hotels contributed $2.5 million in depreciation and amortization expense during our first quarter 2008. Our existing portfolio contributed an additional $2.9 million in depreciation and amortization expense during the three months ended March 31, 2008 as compared to the same period in 2007.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $1.5 million for the three months ended March 31, 2008 as compared to $1.4 million for the three months ended March 31, 2007. In the first quarter of 2008, we recognized a $1.5 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, which we originally purchased in December 2006, and nominal income on our BuyEfficient joint venture, which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient. In the first quarter of 2007, we recognized a $1.4 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture.

Interest expense. Interest expense is as follows (in thousands):

	Three Months Ended March 31,2008	Three Months Ended March 31,2007
Interest expense	$24,063	$22,239
Deferred financing fees	419	275

	$24,482	$22,514

Interest expense increased $2.0 million, or 8.7%, during the three months ended March 31, 2008 as compared to the same period during 2007. Interest expense includes an additional $1.8 million incurred during the three months ended March 31, 2008 as compared to the same period in 2007, as a result of a new loan obtained to finance our acquisition of the Marriott Long Wharf combined with the issuance by the Operating Partnership of exchangeable senior notes, which was partially offset by our repayment of three loans. In addition, interest expense increased in the first quarter of 2008 as compared to the first quarter of 2007 due to a $0.2 million increase in amortization of deferred financing fees.

Our total notes payable, including the current portion, was $1,720.1 million on March 31, 2008 and $1,811.9 million on March 31, 2007, with a weighted average interest rate per annum of approximately 5.5% on March 31, 2008 and 5.8% on March 31, 2007. On March 31, 2008, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations was zero during the three months ended March 31, 2008 as compared to income of $1.3 million for the three months ended March 31, 2007. As described under “—Factors Affecting Our Results of Operations—Dispositions,” seven hotels were sold during 2007. Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these seven hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, proceeds from notes payable, our credit facility, and distributions received from our unconsolidated joint ventures. Our primary uses of cash were hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $21.4 million for the three months ended March 31, 2008 compared to $22.3 million for the three months ended March 31, 2007. This decrease was primarily due to reductions in our liability balances combined with increases in our receivable balances due to the timing of payments.

Investing activities. Net cash used in investing activities during the first three months of 2008 compared to the first three months of 2007 was as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Restricted cash – replacement reserve	$1,206	$(482)
Cash received from unconsolidated joint ventures	4,000	414
Acquisitions of hotel properties	(11)	(287,264)
Additions to hotel properties and other real estate	(31,809)	(37,027)

	$(26,614)	$(324,359)

Our cash used in investing activities fluctuates primarily based on acquisitions, dispositions and renovations of hotels. Net cash used in investing activities was $26.6 million during the first three months of 2008 compared to $324.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we paid an additional $11,000 for two hotels acquired in 2007. In addition, we paid cash of $31.8 million for renovations to our hotels, received $4.0 million from one of our unconsolidated joint ventures and decreased the balance in our restricted cash replacement reserve accounts by $1.2 million. During the same period in 2007, we acquired two hotels for $293.7 million, including an $8.4 million deposit paid at the end of 2006, and paid a $2.0 million deposit on the Marriott Boston Quincy, for a total cash outlay of $287.3 million. In addition, during the first quarter of 2007, we paid cash of $37.0 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $0.5 million, and received $0.4 million from our unconsolidated joint venture.

Financing activities. Net cash used in financing activities was $39.9 million for the three months ended March 31, 2008 compared to net cash provided of $288.1 million for the three months ended March 31, 2007. Net cash used in financing activities for the three months ended March 31, 2008 consisted primarily of $2.0 million of principal payments on notes payable, $11.8 million used to repurchase shares of our common stock, and $26.0 million of dividends paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of proceeds from notes payable of $314.0 million, partially offset by $2.0 million of principal payments on notes payable, $23.8 million of dividends paid to our stockholders, and $0.1 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, our credit facility, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable and our credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and specific market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, the capital markets may not be available to us when needed on favorable terms or at all.

We believe that our capital structure, including the available balance of our $200.0 million credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of March 31, 2008, our credit facility had no amount outstanding, and had $10.8 million backing outstanding irrevocable letters of credit, leaving $189.2 million available under the credit facility. We are subject to compliance with applicable credit ratios under the credit facility.

As of March 31, 2008, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2008 (in thousands):

Contractual obligations	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,720,113	$10,839	$110,391	$343,564	$1,255,319
Interest obligations on notes payable	824,016	95,501	187,562	146,328	394,625
Operating lease obligations	313,803	4,923	9,395	8,547	290,938
Construction commitments	25,708	25,708	—	—	—

Total	$2,883,640	$136,971	$307,348	$498,439	$1,940,882

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $31.8 million during the first three months of 2008 on our hotels. For 2008, our renovation budget includes $25.7 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, because we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2008, $29.4 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in two joint ventures. For further discussion of these joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2006, 2007 and 2008 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2006	$194,124	$218,932	$211,617	$237,505	$862,178
2006 revenues as a percentage of total	22.5%	25.4%	24.5%	27.6%	100.0%
2007	$215,082	$241,548	$233,709	$260,502	$950,841
2007 revenues as a percentage of total	22.6%	25.4%	24.6%	27.4%	100.0%
2008	$218,104				$218,104

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

New Accounting Standards and Accounting Changes

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “ Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 related to financial assets and liabilities did not have any impact on our consolidated financial statements. We are currently evaluating the impact, if any, that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. The adoption of FAS 159 did not have any impact on our financial condition, results of operations or cash flow.

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

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of FAS 160 to have a material impact on our consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 will impact disclosures only and will not have a material impact on our consolidated financial condition, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At March 31, 2008, none of our outstanding debt was subject to variable interest rates.

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

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 – February 29, 2008	46,945	(1)	$16.78
March 1, 2008 – March 31, 2008	734,307	(2)	$16.11	3,864,117	$138,200,000

(1)

Reflects shares of restricted common stock withheld and used for purposes of paying taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On June 11, 2007, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock on or prior to December 31, 2007 (the “2007 Repurchase Program”). Pursuant to, and prior to the expiration of the 2007 Repurchase Program, the Company purchased 3,129,810 shares of its common stock during 2007, at a cost of $86.4 million. On February 21, 2008, the Company announced that its board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). As of March 31, 2008, the Company has repurchased 734,307 shares of its common stock at a cost of $11.8 million pursuant to the 2008 Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

10.1	Stock Option Award Agreement with Robert A. Alter

10.2	Employment Offer Letter with Christopher M. Lal

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 8, 2008	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)