Form 10-Q
period 2008-06-30
Sunstone Hotel Investors, Inc.
filed 2008-08-05
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

51,525,923 shares of Common Stock, $0.01 par value, as of August 1, 2008

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,940	$67,412
Cash proceeds held by accommodator	361,017	—
Restricted cash	43,783	48,442
Accounts receivable, net	34,888	36,703
Due from affiliates	78	932
Inventories	2,990	3,190
Prepaid expenses	5,997	9,021

Total current assets	487,693	165,700
Investment in hotel properties, net	2,467,761	2,786,821
Other real estate, net	15,033	14,526
Investments in unconsolidated joint ventures	29,286	35,816
Deferred financing costs, net	12,136	12,964
Goodwill	16,251	16,251
Other assets, net	15,457	17,074

Total assets	$3,043,617	$3,049,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,837	$28,540
Accrued payroll and employee benefits	10,522	18,133
Due to Interstate SHP	13,600	15,051
Dividends payable	25,775	25,995
Other current liabilities	37,784	39,817
Current portion of notes payable	11,396	9,815

Total current liabilities	127,914	137,351
Notes payable, less current portion	1,706,707	1,712,336
Other liabilities	6,144	6,034

Total liabilities	1,840,765	1,855,721
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, liquidation preference of $24.375 per share	99,596	99,496
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 58,196,122 shares issued and outstanding at June 30, 2008 and 58,815,271 shares issued and outstanding at December 31, 2007	582	588
Additional paid in capital	978,167	987,554
Retained earnings	261,481	191,208
Cumulative dividends	(313,224)	(261,665)

Total stockholders’ equity	1,103,256	1,093,935

Total liabilities and stockholders’ equity	$3,043,617	$3,049,152

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
REVENUES
Room	$171,111	$163,176	$319,057	$297,921
Food and beverage	68,111	65,597	128,510	121,356
Other operating	16,014	15,292	32,100	28,890

Total revenues	255,236	244,065	479,667	448,167

OPERATING EXPENSES
Room	36,095	34,733	69,756	65,114
Food and beverage	46,566	44,582	91,573	84,388
Other operating	8,973	9,885	18,072	19,205
Advertising and promotion	13,174	12,663	26,247	24,378
Repairs and maintenance	9,222	9,021	18,316	17,335
Utilities	8,802	7,775	17,766	15,394
Franchise costs	9,963	9,361	17,926	16,756
Property tax, ground lease, and insurance	14,478	13,572	28,191	26,035
Property general and administrative	27,631	27,888	54,327	52,001
Corporate overhead	5,264	9,442	11,987	16,718
Depreciation and amortization	28,919	27,065	58,555	51,498

Total operating expenses	209,087	205,987	412,716	388,822

Operating income	46,149	38,078	66,951	59,345
Equity in net losses of unconsolidated joint ventures	(56)	(110)	(1,522)	(1,461)
Interest and other income	1,101	678	1,679	1,337
Interest expense	(24,578)	(23,706)	(49,060)	(43,530)

Income from continuing operations	22,616	14,940	18,048	15,691
Income from discontinued operations	46,602	59,532	52,225	63,609

NET INCOME	69,218	74,472	70,273	79,300
Preferred stock dividends and accretion	(5,232)	(5,188)	(10,464)	(10,375)
Undistributed income allocated to Series C preferred stock	(2,858)	(3,113)	(1,226)	(1,799)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$61,128	$66,171	$58,583	$67,126

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.30	$0.16	$0.13	$0.09
Income from discontinued operations	0.75	0.94	0.87	1.05

Basic income available to common stockholders per common share	$1.05	$1.10	$1.00	$1.14

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.25	$0.11	$0.11	$0.06
Income from discontinued operations	0.80	0.99	0.89	1.07

Diluted income available to common stockholders per common share	$1.05	$1.10	$1.00	$1.13

Weighted average common shares outstanding:
Basic	58,186	60,230	58,452	59,022

Diluted	58,276	60,364	58,546	59,175

Dividends paid per common share	$0.35	$0.32	$0.70	$0.64

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital
	Number of Shares	Amount	Number of Shares	Amount		Retained Earnings	Cumulative Dividends	Total
Balance at December 31, 2007 (audited)	7,050,000	$176,250	58,815,271	$588	$987,554	$191,208	$(261,665)	$1,093,935
Vesting of restricted common stock (unaudited)			115,158	1	2,533			2,534
Repurchase of outstanding common stock (unaudited)			(734,307)	(7)	(11,820)			(11,827)
Common dividends declared and payable at $0.70 per share (unaudited)							(41,195)	(41,195)
Series A preferred dividends declared and payable at $1.00 per share (unaudited)							(7,050)	(7,050)
Series C preferred dividends declared and payable at $0.808 per share (unaudited)							(3,314)	(3,314)
Accretion of discount on Series C preferred stock (unaudited)					(100)			(100)
Net income (unaudited)						70,273		70,273

Balance at June 30, 2008 (unaudited)	7,050,000	$176,250	58,196,122	$582	$978,167	$261,481	$(313,224)	$1,103,256

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,273	$79,300
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	255	4
Gain on sale of hotel properties and vacant land	(42,108)	(55,938)
Depreciation	59,086	57,647
Amortization of deferred franchise fees and other intangibles	2,061	211
Amortization of deferred financing costs	838	1,012
Amortization of loan premiums	—	(133)
Amortization of deferred stock compensation	2,138	3,106
Equity in net losses of unconsolidated joint ventures	1,522	1,461
Changes in operating assets and liabilities:
Restricted cash	(3,855)	9,511
Accounts receivable	1,560	(6,790)
Due from affiliates	854	68
Inventories	200	16
Prepaid expenses and other assets	4,148	621
Accounts payable and other liabilities	(377)	4,575
Accrued payroll and employee benefits	(7,646)	3,337
Due to Interstate SHP	(1,451)	(1,408)

Net cash provided by operating activities	87,498	96,600

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other real estate	358,761	147,860
Cash proceeds held by accommodator	(361,017)	—
Restricted cash – replacement reserve	8,514	(3,535)
Proceeds received from sale of note receivable	—	29,047
Cash received from unconsolidated joint ventures	5,107	547
Acquisitions of hotel properties	25	(403,092)
Additions to hotel properties and other real estate	(59,696)	(75,748)

Net cash used in investing activities	(48,306)	(304,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	—	110,895
Payment of common stock offering costs	—	(467)
Payment for repurchases of outstanding common stock	(11,827)	(73,098)
Proceeds from notes payable	40,000	599,000
Payments on notes payable	(44,048)	(351,039)
Payments of deferred financing costs	(10)	(6,979)
Dividends paid	(51,779)	(47,775)

Net cash (used in) provided by financing activities	(67,664)	230,537

Net (decrease) increase in cash and cash equivalents	(28,472)	22,216
Cash and cash equivalents, beginning of period	67,412	29,029

Cash and cash equivalents, end of period	$38,940	$51,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$43,276	$50,606

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$332	$—

Amortization of deferred stock compensation – unconsolidated joint venture	$64	$—

NONCASH FINANCING ACTIVITY
Dividends payable	$25,775	$25,196

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in acquiring, owning, asset managing and renovating hotel properties. The Company may also sell certain hotel properties from time to time. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes.

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2008, the Company owned 44 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 26 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of five of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns the Doubletree Guest Suites Hotel Times Square, located in New York City, New York.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and June 30, 2007, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Certain prior year amounts have been reclassified in the consolidated financial statements in order to conform to the current year presentation.

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

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space from the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at June 30, 2008 and December 31, 2007 include an allowance for doubtful accounts of $0.2 million and $0.4 million, respectively. At June 30, 2008 and December 31, 2007, the Company had approximately $1.6 million and $5.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either June 30, 2008 or December 31, 2007 as all amounts have been deemed to be collectible.

Deferred Financing Costs

Interest expense related to the amortization of deferred financing costs was $0.4 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

Earnings Per Share

The Company applies the two-class method as required by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share,” basic earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”).

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$69,218	$74,472	$70,273	$79,300
Less preferred dividends and accretion	(5,232)	(5,188)	(10,464)	(10,375)
Less undistributed income allocated to Series C preferred stock	(2,858)	(3,113)	(1,226)	(1,799)

Numerator for basic and diluted earnings available to common stockholders	$61,128	$66,171	$58,583	$67,126

Denominator:
Weighted average basic common shares outstanding	58,186	60,230	58,452	59,022
Unvested restricted stock awards	76	134	80	153
Stock options	14	—	14	—

Weighted average diluted common shares outstanding	58,276	60,364	58,546	59,175

Basic earnings available to common stockholders per common share	$1.05	$1.10	$1.00	$1.14

Diluted earnings available to common stockholders per common share	$1.05	$1.10	$1.00	$1.13

Shares of the Company’s Series C preferred stock have not been included in the above calculation of earnings per share for either the three or six months ended June 30, 2008 or 2007 as their inclusion would have been anti-dilutive.

During the third quarter of 2007, the Company revised its methodology for computation of diluted earnings per share by applying the treasury stock method to unvested restricted stock awards. In prior periods, the Company included the entire weighted average number of unvested restricted stock awards in diluted shares outstanding. As a result of this revision, the unvested restricted stock awards for purposes of calculating diluted earnings per share have decreased by 496,000 shares and 402,000 shares for the three and six months ended June 30, 2007, respectively, as compared to the amounts previously presented. For the three months ended June 30, 2007, this change had no effect on basic earnings per share as reported by the Company, but resulted in a $0.01 increase in diluted earnings available to common stockholders per common share, as compared to the amounts previously presented. The change had no effect on basic or diluted earnings per share as reported by the Company for the six months ended June 30, 2007. There was no change in the number of shares for purposes of calculating basic earnings per share.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Land	$265,232	$439,387
Buildings and improvements	2,276,998	2,370,563
Furniture, fixtures and equipment	294,429	295,111
Intangibles	35,736	42,863
Franchise fees	1,396	1,396
Construction in process	17,317	24,426

	2,891,108	3,173,746
Accumulated depreciation and amortization	(423,347)	(386,925)

	$2,467,761	$2,786,821

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions that occurred during the first and second quarters in 2007 had occurred on January 1, 2007. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Revenues	$246,784	$464,715

Income available to common stockholders from continuing operations	$10,027	$1,499

Income per diluted share available to common stockholders from continuing operations	$0.17	$0.03

4. Discontinued Operations

In May 2008, the Company sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million and a net gain of $42.1 million. In addition, as part of a strategic plan to dispose of non-core hotel assets, the Company sold six hotel properties in the second quarter of 2007 for net proceeds of $147.4 million and a net gain of $56.0 million, and one hotel in the fourth quarter of 2007 for net proceeds of $31.9 million and a net gain of $3.9 million. These eight hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following sets forth the discontinued operations for the three and six months ended June 30, 2008 and 2007, related to hotel properties that have been sold (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$14,972	$36,583	$39,304	$72,347
Operating expenses	(9,825)	(25,484)	(26,595)	(50,110)
Interest expense	—	(4,321)	—	(8,229)
Depreciation and amortization expense	(653)	(3,207)	(2,592)	(6,360)
Gain on sale of hotels	42,108	55,961	42,108	55,961

Income from discontinued operations	$46,602	$59,532	$52,225	$63,609

5. Other Real Estate

Other real estate, including the Company’s two commercial laundry facilities, an office building and 2 vacant parcels of land, consists of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,109	9,565
Furniture, fixtures and equipment	5,501	5,131
Construction in process	12	10

	19,446	18,530
Accumulated depreciation	(4,923)	(4,514)

	14,523	14,016
Land held for investment	510	510

	$15,033	$14,526

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel Times Square located in New York City, New York. The $68.5 million initial investment was funded entirely from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the Company’s equity investment are senior to the returns on equity to both Whitehall and Highgate and began at 8.0% and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company for a gross price of $6.3 million. As part of this transaction, the Company reclassified its remaining 50% share in BuyEfficient to investments in unconsolidated joint ventures and recognized a gain on sale of $6.1 million. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with EITF No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee,” the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with FASB Statement No. 123(R), “Share-Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the three and six months ended June 30, 2008, the Company recognized stock-based compensation expense of $50,000 and $99,000, respectively, all of which was included in equity in net losses of unconsolidated joint ventures.

7. Goodwill

The Company follows the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill.

8. Other Assets

Other assets, net consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Property and equipment, net	$1,190	$1,360
Pre-acquisition costs	897	549
Tender offer costs	1,241	—
Interest receivable	1,582	592
Other receivables	7,580	11,636
Other	2,967	2,937

	$15,457	$17,074

9. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 33 hotel properties and one laundry facility.	$1,468,103	$1,472,151
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	250,000

	1,718,103	1,722,151
Less: current portion	(11,396)	(9,815)

	$1,706,707	$1,712,336

The Company was not in default on any of its loan covenants at either June 30, 2008 or December 31, 2007.

During the first quarter of 2008, the Company drew down $12.0 million of its $200.0 million credit facility (the “credit facility”) to fund general working capital requirements. The Company repaid the entire $12.0 million balance in March 2008. During the second quarter of 2008, the Company drew down $28.0 million of the credit facility to fund general working capital requirements. The Company repaid $8.0 million of this draw in April 2008, $16.5 million in May 2008 and the remaining $3.5 million in June 2008. As of June 30, 2008, the Company had no outstanding indebtedness under its credit facility, and had $5.3 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $194.7 million available under the credit facility.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$24,159	$23,388	$48,222	$42,949
Amortization of deferred financing fees	419	318	838	581

	$24,578	$23,706	$49,060	$43,530

Discontinued operations:
Interest expense	$—	$3,500	$—	$7,383
Amortization of deferred financing fees	—	44	—	69
Write-off of deferred financing fees	—	362	—	362
Prepayment penalties	—	415	—	415

	$—	$4,321	$—	$8,229

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock at the option of the holder on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.404 per share. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At June 30, 2008 and December 31, 2007, the Series C preferred stock carrying value consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	596	496

	$99,596	$99,496

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

Common Stock

In July 2006, the Company entered into a forward sale agreement (the “Forward Sale Agreement”) with an affiliate of Citigroup Global Markets, Inc. as the forward counterparty, relating to 4,000,000 shares of the Company’s common stock. In connection with the execution of the Forward Sale Agreement and at the Company’s request, Citigroup Global Markets, Inc., as agent for the forward counterparty, borrowed and sold in a public offering 4,000,000 shares of common stock. In April 2007, the Company settled the Forward Sale Agreement for net proceeds of $110.0 million, including $0.4 million in related expenses paid in 2006. The proceeds were used to fund a portion of the acquisition price of the Marriott Boston Quincy. The Forward Sale Agreement was accounted for as an equity instrument and did not qualify as a derivative liability.

In June 2007, the Company’s board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock on or prior to December 31, 2007. Through the expiration of this authorization on December 31, 2007, the Company repurchased 3,129,810 shares of its common stock at a cost of $86.4 million.

In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the 2008 Repurchase Program. In June 2008, the Company conducted a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 6,200,000 shares of its common stock at a price per share initially set at not less than $18.65 and not greater than $21.15, and subsequently revised to not less than $16.75 and not greater than $19.25. The Tender Offer expired on June 27, 2008, and on July 8, 2008, the Company announced the final results of the Tender Offer. In accordance with the terms and conditions of the Tender Offer, the Company accepted for purchase 6,200,000 shares initially offered to be purchased by the Company plus an additional 1,174,179 shares, the maximum increase permitted without amending or extending the Tender Offer, at a price of $17.50 per share, for a total cost of $129.0 million (excluding fees and costs of the Tender Offer). As of July 8, 2008, the Company had remaining authorization to repurchase up to approximately $9.2 million of its common stock under the 2008 Repurchase Program.

12. Stock-Based Compensation

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended June 30, 2008 and 2007, the Company’s expense related to these restricted shares and restricted share units was $1.4 million and $2.7 million, respectively. For the six months ended June 30, 2008 and 2007, the Company’s expense related to these restricted shares and restricted share units was $3.0 million and $4.5 million, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Chief Executive Officer and Executive Chairman of the Company. The Options will fully vest in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share. As of June 30, 2008, there remained $0.5 million of unrecognized stock-based compensation cost related to unvested Options which will be recognized on a straight-line basis over the vesting period.

The fair value of the Options is $0.7 million, and was estimated using a binomial option pricing model with the following assumptions:

Expected dividend yield	7.90%
Risk-free interest rate	3.29%
Expected volatility	26.90%
Expected life (in years)	5.5

The expected life was calculated using the simplified method as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during each of the three months ended June 30, 2008 and 2007 were $7.2 million. Basic management fees included in property general and administrative expense were $6.8 million and $6.2 million for the three months ended June 30, 2008 and 2007, respectively. Discontinued operations included $0.4 million and $1.0 million of basic management fees for the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, total basic management fees incurred by the Company were $13.6 million and $13.3 million, respectively. Basic management fees included in property general and administrative expense were $12.5 million and $11.3 million for the six months ended June 30, 2008 and 2007, respectively. Discontinued operations included $1.1 million and $2.0 million of basic management fees for the six months ended June 30, 2008 and 2007, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $0.4 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, all of which were included in property general and administrative expense. For the six months ended June 30, 2008 and 2007, total incentive management fees incurred by the Company were $1.4 million and $2.3 million, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended June 30, 2008 and 2007 totaled $10.2 million and $10.4 million, respectively. Of the total license and franchise costs, royalties totaled $3.7 million and $4.0 million, for the three months ended June 30, 2008 and 2007, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled $0.2 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, total license and franchise costs incurred by the Company totaled $18.5 million and $18.9 million, respectively. Of the total license and franchise costs, royalties totaled $7.1 million and $7.7 million, for the six months ended

June 30, 2008 and 2007, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled $0.6 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

Renovation and Construction Commitments

At June 30, 2008, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2008 totaled $21.3 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended June 30, 2008 and 2007 totaled $2.2 million and $1.9 million, respectively, all of which was included in property tax, ground lease and insurance in the accompanying income statements. Total rent expense incurred pursuant to ground lease agreements for the six months ended June 30, 2008 and 2007 totaled $4.2 million and $3.8 million, respectively, all of which was included in property tax, ground lease and insurance in the accompanying income statements.

Rent expense incurred pursuant to the lease on the corporate facility totaled $102,000 and $116,000 for the three months ended June 30, 2008 and 2007, respectively, and was included in corporate overhead in the accompanying income statements. Rent expense incurred pursuant to the lease on the corporate facility totaled $203,000 and $231,000 for the six months ended June 30, 2008 and 2007, respectively, and was included in corporate overhead in the accompanying income statements.

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

At June 30, 2008, the Company had $5.3 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2008.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2008 and December 31, 2007, amounts owed to the Company by its affiliates amounted to $0.1 million and $0.9 million, respectively, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and Executive Chairman, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $114,000 and $121,000 for the three months ended June 30, 2008 and 2007, respectively, and $420,000 and $235,000 for the six months ended June 30, 2008 and 2007, respectively.

15. Subsequent Events

In July 2008, the Company announced the final results of the Tender Offer. In accordance with the terms and conditions of the Tender Offer, the Company accepted for purchase the 6,200,000 shares of its common stock initially offered to be purchased by the Company plus an additional 1,174,179 shares, the maximum increase permitted without amending or extending the Tender Offer, at a price of $17.50 per share, for a total cost of $129.0 million (excluding fees and costs of the Tender Offer). The purchase was initially funded through a draw on the Company’s credit facility, which was repaid with a portion of the proceeds the Company received from the sale of the Hyatt Regency Century Plaza. See note 11 for additional information on the Tender Offer.

In July 2008, upon the expiration of the exchange asset identification period, the Company withdrew the net proceeds received from the sale of the Hyatt Regency Century Plaza from the accommodator, and used a portion to repay credit facility borrowings used to fund the Tender Offer described above and other general corporate purposes. As a result, the net remaining proceeds of approximately $221.0 million are currently held as unrestricted cash and cash equivalents. By withdrawing the funds from the accommodator, the Company will recognize a tax gain on the sale of the property. Internal Revenue Service rules generally require a REIT, at its election, either to pay tax on any capital gains recognized during the year, or to declare a special distribution of those capital gains to its stockholders before the year end. At this time, the Company continues to analyze these options.

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

In May 2007, we acquired the 464-room Marriott Boston Quincy hotel located in Quincy, Massachusetts for approximately $117.0 million and retained Marriott as manager. The acquisition was funded primarily through the settlement of a forward sale agreement with an affiliate of Citigroup Global Markets, Inc. as the forward counterparty (the “Forward Sale Agreement”), with the balance funded through a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

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

In December 2007, we entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”), to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from us for $6.3 million. As part of this transaction, we recognized a gain on sale of $6.1 million, and contributed $0.3 million to the new joint venture with Strategic. Prior to this sale, all of BuyEfficient’s revenue and expenses were reflected on the appropriate line of our income statements. After this sale, our 50% interest in BuyEfficient is reflected on our balance sheet as investments in unconsolidated joint ventures, and on our income statements as equity in net losses of unconsolidated joint ventures.

Dispositions. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. The net proceeds from this sale are currently presented on our balance sheets as cash proceeds held by accommodator. In July 2008 upon the expiration of the exchange asset identification period, we used a portion of the net proceeds to repay our credit facility, which had been used to fund our repurchase of 7,374,179 shares of our common stock for $129.0 million, (excluding fees and costs) in a modified “Dutch Auction” tender offer (the “Tender Offer”). We continue to analyze alternatives for the reinvestment of the net proceeds, which, depending on market conditions, may include hotel acquisitions, debt repayments, stock repurchases, a special dividend to stockholders, or other types of investments. Consistent with our strategic plan, we continue to evaluate the potential divestiture of a significant portfolio of non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

The following table sets forth the hotels we have sold since January 1, 2007:

Hotels	Rooms	Disposition Date
Hyatt Regency, Los Angeles, California	726	May 30, 2008
Sheraton, Salt Lake City, Utah	362	December 20, 2007
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007

Renovations. During the first quarter of 2008, we invested $31.8 million in capital improvements. During the second quarter of 2008, we invested an additional $27.9 million in capital improvements for a total of $59.7 million during the first half of 2008.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, and to fund other working capital requirements. We drew down an additional $27.0 million of the credit facility during the second quarter of 2007 in connection with the acquisition of the Marriott Boston Quincy, and for other working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007, using proceeds we received from the sale of six hotel properties. During the first quarter of 2008, we drew down $12.0 million of the credit facility to fund our working capital requirements. We repaid the entire $12.0 million in March 2008. During the second quarter of 2008, we drew down $28.0 million of the credit facility to fund our working capital requirements. We repaid $8.0 million of this draw in April 2008, $16.5 million in May 2008 and the remaining $3.5 million in June 2008. As of June 30, 2008, we had no outstanding indebtedness under our credit facility, and had $5.3 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $194.7 million available under the credit facility.

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

In June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at our option, cash, our common stock, or a combination of cash and our common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of our common stock, representing an exchange price of approximately $34.50 per common share. The exchange rate is subject to adjustment under certain circumstances, and was adjusted as a result of the Tender Offer to 29.8137. The Operating Partnership does not have the right to redeem the notes, except to preserve our REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. We and all of our subsidiaries that are guarantors under our credit facility guaranty or will guaranty the Operating Partnership’s obligations under the notes.

In August 2007, we repaid a $13.1 million mortgage loan with a maturity date of September 2007.

In December 2007, we repaid an $8.7 million mortgage loan with an effective maturity date of August 2009, incurring a loss on early extinguishment of debt of $0.8 million, which was partially offset by a write-off of $0.5 million in loan premium.

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

•

Other operating revenues, which include ancillary hotel revenue from items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties. Prior to December 2007, this category also included operating revenue from BuyEfficient. As described above, in December 2007 we entered into a joint venture agreement with Strategic and sold a 50% interest in BuyEfficient to Strategic. In accordance with the equity method of accounting, our 50% share of BuyEfficient’s earnings is now reflected in our income statements as equity in net losses of unconsolidated joint ventures. Due to our continued investment in BuyEfficient, no amounts have been reclassified to discontinued operations.

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

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as interest we have earned on the net proceeds we received from the sale of the Hyatt Regency Century Plaza which, as of June 30, 2008, were held by an accommodator to facilitate a potential acquisition. In addition, interest and other income includes any gains or losses we have recognized on sales of assets other than hotels;

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

Operating Results

The following tables present the unaudited operating results for our total portfolio for the three and six months ended June 30, 2008 and 2007, including the amount and percentage change in the results between the periods. Our total portfolio represents the results of operations included in the consolidated income statements, and includes 44 hotels (14,894 rooms) as of June 30, 2008 and 2007. The results of operations for the hotel that was sold in 2008 are included in income from discontinued operations for the three and six months ended June 30, 2008. The results of operations for the hotel that was sold in 2008 and the seven hotels that were sold in 2007 are included in income from discontinued operations for the three and six months ended June 30, 2007.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
REVENUES
Room	$171,111	$163,176	$7,935	4.9%
Food and beverage	68,111	65,597	2,514	3.8%
Other operating	16,014	15,292	722	4.7%

Total revenues	255,236	244,065	11,171	4.6%

OPERATING EXPENSES
Hotel operating	147,273	141,592	5,681	4.0%
Property general and administrative	27,631	27,888	(257)	(0.9)%
Corporate overhead	5,264	9,442	(4,178)	(44.2)%
Depreciation and amortization	28,919	27,065	1,854	6.9%

Total operating expenses	209,087	205,987	3,100	1.5%

Operating income	46,149	38,078	8,071	21.2%
Equity in net losses of unconsolidated joint ventures	(56)	(110)	54	(49.1)%
Interest and other income	1,101	678	423	62.4%
Interest expense	(24,578)	(23,706)	(872)	3.7%

Income from continuing operations	22,616	14,940	7,676	51.4%
Income from discontinued operations	46,602	59,532	(12,930)	(21.7)%

Net income	69,218	74,472	(5,254)	(7.1)%
Preferred stock dividends and accretion	(5,232)	(5,188)	(44)	0.8%
Undistributed income allocated to Series C preferred stock	(2,858)	(3,113)	255	(8.2)%

Income available to common stockholders	$61,128	$66,171	$(5,043)	(7.6)%

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
REVENUES
Room	$319,057	$297,921	$21,136	7.1%
Food and beverage	128,510	121,356	7,154	5.9%
Other operating	32,100	28,890	3,210	11.1%

Total revenues	479,667	448,167	31,500	7.0%

OPERATING EXPENSES
Hotel operating	287,847	268,605	19,242	7.2%
Property general and administrative	54,327	52,001	2,326	4.5%
Corporate overhead	11,987	16,718	(4,731)	(28.3)%
Depreciation and amortization	58,555	51,498	7,057	13.7%

Total operating expenses	412,716	388,822	23,894	6.1%

Operating income	66,951	59,345	7,606	12.8%
Equity in net losses of unconsolidated joint ventures	(1,522)	(1,461)	(61)	4.2%
Interest and other income	1,679	1,337	342	25.6%
Interest expense	(49,060)	(43,530)	(5,530)	12.7%

Income from continuing operations	18,048	15,691	2,357	15.0%
Income from discontinued operations	52,225	63,609	(11,384)	(17.9)%

Net income	70,273	79,300	(9,027)	(11.4)%
Preferred stock dividends and accretion	(10,464)	(10,375)	(89)	0.9%
Undistributed income allocated to Series C preferred stock	(1,226)	(1,799)	573	(31.9)%

Income available to common stockholders	$58,583	$67,126	$(8,543)	(12.7)%

2008 Compared to 2007

Business Climate. During the first six months of 2008, the slowing U.S. economy caused the growth in lodging demand to slow. Both our operating margins and our RevPAR, however, grew during the first half of 2008 as compared to the same period in 2007. We expect to see additional slowing in lodging demand during the second half of 2008. We will continue to work with our hotel operators during this period of economic softness to control costs while maintaining room rates, the competitiveness of our hotels and our guests’ experiences at our hotels.

Revenues. Total revenue for the three months ended June 30, 2008 was $255.2 million as compared to $244.1 million for the same period in 2007. Total revenue for the three months ended June 30, 2008 included room revenue of $171.1 million, food and beverage revenue of $68.1 million, and other revenue of $16.0 million. Total revenue for the three months ended June 30, 2007 included room revenue of $163.2 million, food and beverage revenue of $65.6 million, and other revenue of $15.3 million.

Total revenue for the six months ended June 30, 2008 was $479.7 million as compared to $448.2 million for the same period in 2007. Total revenue for the six months ended June 30, 2008 included room revenue of $319.1 million, food and beverage revenue of $128.5 million, and other revenue of $32.1 million. Total revenue for the six months ended June 30, 2007 included room revenue of $297.9 million, food and beverage revenue of $121.4 million, and other revenue of $28.9 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and six months ended June 30, 2008 and 2007. The comparisons do not include the results of operations for the one hotel sold in 2008 and the seven hotels sold in 2007. Because three of our hotels owned as of June 30, 2008 were acquired during 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those three hotels under previous ownership for a portion of the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (44 hotels)	78.8%	$165.28	$130.24	79.0%	$158.99	$125.60	(20	)bps	4.0%	3.7%
Comparable Portfolio (42 hotels) (1)	78.7%	$163.22	$128.45	79.7%	$157.12	$125.22	(100	)bps	3.9%	2.6%

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (44 hotels)	75.2%	$161.53	$121.47	76.0%	$155.15	$117.91	(80	)bps	4.1%	3.0%
Comparable Portfolio (42 hotels) (1)	75.2%	$159.07	$119.62	76.8%	$153.20	$117.66	(160	)bps	3.8%	1.7%

(1)

Includes hotel properties owned on June 30, 2008, excluding hotels that experienced material and prolonged disruption during either the current or preceding calendar year (Renaissance Baltimore and Renaissance Orlando).

For the three months ended June 30, 2008, RevPAR for our total portfolio increased 3.7% to $130.24 from the same period in 2007. Occupancy decreased 20 basis points to 78.8%, while ADR increased 4.0% to $165.28. For our Comparable Portfolio, RevPAR increased 2.6% to $128.45 from the same period in 2007. Occupancy decreased 100 basis points to 78.7%, while ADR increased 3.9% to $163.22.

For the six months ended June 30, 2008, RevPAR for our total portfolio increased 3.0% to $121.47 from the same period in 2007. Occupancy decreased 80 basis points to 75.2%, while ADR increased 4.1% to $161.53. For our Comparable Portfolio, RevPAR increased 1.7% to $119.62 from the same period in 2007. Occupancy decreased 160 basis points to 75.2%, while ADR increased 3.8% to $159.07.

Room revenue. Room revenue increased $7.9 million, or 4.9%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. We acquired one hotel subsequent to our first quarter 2007: the Marriott Boston Quincy, which contributed $2.1 million to the increase in room revenue during our second quarter 2008. In addition, growth in the hotels we acquired prior to March 31, 2007 (which we refer to as our “second quarter existing portfolio”) contributed $5.8 million to the increase in room revenue during our second quarter 2008, due to an increase in ADR ($6.3 million) slightly offset by a decrease in occupancy ($0.5 million).

Room revenue increased $21.1 million, or 7.1%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We acquired three hotels during 2007: the Renaissance LAX, the Marriott Long Wharf, and the Marriott Boston Quincy (which we refer to as the “three hotels”). The three hotels contributed $11.6 million to the increase in room revenue during the first six months of 2008. In addition, growth in the hotels we acquired prior to January 1, 2007 (which we refer to as our “existing portfolio”) contributed $9.5 million to the increase in room revenue during the first six months of 2008, due to an increase in ADR ($12.5 million) partially offset by a decrease in occupancy ($3.0 million).

Food and beverage revenue. Food and beverage revenue increased $2.5 million, or 3.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Marriott Boston Quincy contributed $1.1 million to the increase in food and beverage revenue during our second quarter 2008. Food and beverage revenue generated by our second quarter existing portfolio increased $1.4 million during our second quarter 2008 as compared to the same period in 2007, due primarily to renovation disruption in 2007 at the Renaissance Baltimore, the Renaissance Long Beach and the Renaissance Orlando. In addition, food and beverage revenue increased during the second quarter of 2008 as compared to the same period in 2007 due to increased restaurant revenue generated by our other hotels.

Food and beverage revenue increased $7.2 million, or 5.9%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three hotels contributed $4.0 million to the increase in food and beverage revenue during the first six months of 2008. Food and beverage revenue generated from our existing portfolio increased $3.2 million during the first six months of 2008 as compared to the same period in 2007, primarily due to the same reasons described above in the discussion regarding the second quarter.

Other operating revenue. Other operating revenue increased $0.7 million, or 4.7%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Marriott Boston Quincy contributed nominal income to the increase in other operating revenue during our second quarter 2008. Other operating revenue generated by our second quarter existing portfolio increased $0.7 million during our second quarter 2008 as compared to the same period in 2007, primarily due to an increase in transportation and parking revenue generated by several hotels as a result of increased occupancy, and one hotel’s change in its parking management agreement whereby the hotel now receives a larger percentage of parking revenue as compared with 2007. In addition, other operating revenue increased during our second quarter 2008 as compared to the same period in 2007 due to an increase in revenue at one of our laundry facilities.

Other operating revenue increased $3.2 million, or 11.1%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three hotels contributed $1.0 million to the increase in other operating revenue during the first six months of 2008. Other operating revenue generated from our existing portfolio increased $2.2 million during the first six months of 2008 as compared to the same period in 2007, primarily due to the same reasons described above in the discussion regarding the second quarter.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, increased $5.7 million, or 4.0%, during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Marriott Boston Quincy contributed $1.9 million to the increase in hotel operating expense during our second quarter 2008. In addition, hotel operating expenses in our second quarter existing portfolio increased $3.8 million during our second quarter 2008 as compared to the same period in 2007. These higher costs in our second quarter existing portfolio for the three months ended June 30, 2008 were primarily a result of increases in room expense and food and beverage expenses due to increases in related revenue, combined with increases in utility expenses as a result of higher energy costs and property taxes due to a $0.8 million supplemental property tax bill assessed on one of our hotels, partially offset by property tax credits totaling $0.5 million at two of our hotels.

Hotel operating expenses increased $19.2 million, or 7.2%, during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three hotels contributed $11.1 million to the increase in hotel operating expenses during the first six months of 2008. In addition, hotel operating expenses in our existing portfolio increased $8.1 million during the first six months of 2008 as compared to the same period in 2007. These higher costs in our existing portfolio for the six months ended June 30, 2008 were primarily due to the same reasons described above in the discussion regarding the second quarter.

Property general and administrative expense. Property general and administrative expense decreased $0.3 million, or 0.9%, during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Marriott Boston Quincy contributed $0.3 million in additional property general and administrative expense during our second quarter 2008. Property general and administrative expenses in our second quarter existing portfolio decreased $0.6 million during our second quarter 2008 as compared to the same period in 2007, primarily due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures. In addition, property general and administrative decreased during the second quarter of 2008 as compared with the same period in 2007 because 2007 expense included certain concessions given to guests who experienced disruptions during our renovations. These decreases in expense were partially offset by increased contract and professional services and credit and collection expenses during the second quarter of 2008 as compared to the same period in 2007.

Property general and administrative expense increased $2.3 million, or 4.5%, during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three hotels contributed $2.0 million to the increase in property general and administrative expense during the first six months of 2008. Property general and administrative expenses in our existing portfolio increased $0.3 million during the first six months of 2008 as compared to the same period in 2007, primarily due to hotel specific expenses, such as contract and professional services, as well as increased credit card commissions and bad debt expense associated with the overall increase in revenue. This increase in expense was partially offset during the six months ended June 30, 2008 as compared to the same period in 2007 due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures, and because 2007 property general and administrative expense included certain concessions given to guests who experienced disruptions during our renovations.

Corporate overhead expense. Corporate overhead expense decreased $4.2 million, or 44.2%, during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to additional costs incurred in 2007 for severance costs related to the chief executive officer succession and the senior management team transition. Corporate overhead expenses during the second quarter of 2008 were also reduced as compared to the same period in 2007 due to the temporary vacancy of the Company’s Chief Executive Officer role as well as the elimination of the Chief Accounting Officer role following the departure of both of these executives. This decreased expense in 2008 was partially offset by increased entity level state franchise and minimum tax payments and costs associated with exploring potential hotel acquisitions and dispositions.

Corporate overhead expense decreased $4.7 million, or 28.3%, during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of the additional costs incurred in 2007 as described above in the discussion regarding the second quarter, partially offset by increased entity level state franchise and minimum tax payments, sales tax expense, and costs associated with exploring potential hotel acquisitions and dispositions.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.9 million, or 6.9%, during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The Marriott Boston Quincy contributed $0.4 million to the increase in depreciation and amortization expense during our second quarter 2008. Our second quarter existing portfolio contributed an additional $1.5 million in depreciation and amortization expense during the three months ended June 30, 2008 as compared to the same period in 2007.

Depreciation and amortization expense increased $7.1 million, or 13.7%, during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The three hotels contributed $2.8 million to the increase in depreciation and amortization expense during the first six months of 2008. Our existing portfolio contributed an additional $4.3 million in depreciation and amortization expense during the six months ended June 30, 2008 as compared to the same period in 2007.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $56,000 for the three months ended June 30, 2008 as compared to $110,000 for the three months ended June 30, 2007. In the second quarter of 2008, we recognized income of $4,000 on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, which we originally purchased in December 2006, and a loss of $60,000 on our BuyEfficient joint venture, which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient. In the second quarter of 2007, we recognized a loss of $110,000 on our interest in the Doubletree Guest Suites Hotel Times Square joint venture.

Equity in net losses of unconsolidated joint ventures totaled $1.5 million for each of the six months ended June 30, 2008 and 2007. During the first six months of 2008, we recognized a $1.5 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, and a nominal loss on our BuyEfficient joint venture. During the first six months of 2007, we recognized a $1.5 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture.

Interest expense. The Company incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest expense	$24,159	$23,388	$48,222	$42,949
Deferred financing fees	419	318	838	581

	$24,578	$23,706	$49,060	$43,530

Interest expense increased $0.9 million, or 3.7%, during the three months ended June 30, 2008 as compared to the same period during 2007. Interest expense includes an additional $0.8 million incurred during the three months ended June 30, 2008 as compared to the same period in 2007, as a result of the issuance by the Operating Partnership of exchangeable senior notes, which was partially offset by our repayment of three loans. In addition, interest expense increased in the second quarter of 2008 as compared to the second quarter of 2007 due to a $0.1 million increase in amortization of deferred financing fees.

Interest expense increased $5.5 million, or 12.7%, during the six months ended June 30, 2008 as compared to the same period during 2007. Interest expense includes an additional $5.3 million incurred during the six months ended June 30, 2008 as compared to the same period in 2007, as a result of a new loan obtained to finance our acquisition of the Marriott Long Wharf combined with the issuance by the Operating Partnership of exchangeable senior notes, which was partially offset by our repayment of three loans. In addition, interest expense increased in the first six months of 2008 as compared to the same period in 2007 due to a $0.2 million increase in amortization of deferred financing fees.

Our total notes payable, including the current portion, was $1,718.1 million on June 30, 2008 and $1,747.8 million on June 30, 2007, with a weighted average interest rate per annum of approximately 5.5% on June 30, 2008 and 5.6% on June 30, 2007. On June 30, 2008, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations was $46.6 million during the three months ended June 30, 2008 as compared to $59.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, income from discontinued operations was $52.2 million and $63.6 million, respectively. As described under “—Factors Affecting Our Results of Operations - Dispositions,” one hotel was sold during 2008 and seven hotels were sold during 2007. Consistent with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these eight hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, and proceeds from the issuance of our common stock. Our primary uses of cash were hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock.

Operating activities. Net cash provided by operating activities was $87.5 million for the six months ended June 30, 2008 compared to $96.6 million for the six months ended June 30, 2007. This decrease was primarily due to an increase in our restricted cash accounts as operating cash in 2007 includes the receipt of previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan.

Investing activities. Net cash used in investing activities during the first six months of 2008 compared to the first six months of 2007 was as follows (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Proceeds from sale of hotel properties and other real estate	$358,761	$147,860
Cash proceeds held by accommodator	(361,017)	—
Restricted cash – replacement reserve	8,514	(3,535)
Proceeds received from sale of note receivable	—	29,047
Cash received from unconsolidated joint ventures	5,107	547
Acquisitions of hotel properties	25	(403,092)
Additions to hotel properties and other real estate	(59,696)	(75,748)

	$(48,306)	$(304,921)

Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities was $48.3 million during the first six months of 2008 compared to $304.9 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we received net proceeds of $358.8 million from the sale of one hotel, decreased the balance in our restricted cash replacement reserve accounts by $8.5 million, and received $5.1 million from one of our unconsolidated joint ventures. During the first six months of 2008, we also paid an additional $10,000 for two hotels acquired in 2007, and received a $35,000 refund on a deposit paid in 2007 for total cash inflow of $25,000. In addition, we deposited $361.0 million with an accommodator in order to facilitate a potential acquisition and paid cash of $59.7 million for renovations to our hotels. During the same period in 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.8 million for a hotel acquired in 2006, for a total cash outlay of $403.1 million. In addition, we paid cash of $75.7 million for renovations to our hotels, increased the balance in our restricted cash replacement reserve accounts by $3.5 million, received net proceeds of $147.9 million from the sale of six hotels and $29.0 million from the sale of a note receivable, and received $0.5 million from our unconsolidated joint venture.

Financing activities. Net cash used in financing activities was $67.7 million for the six months ended June 30, 2008 compared to net cash provided of $230.5 million for the six months ended June 30, 2007. Net cash used in financing activities for the six months ended June 30, 2008 consisted primarily of $44.0 million of principal payments on our credit facility and notes payable, $11.8 million used to repurchase shares of our common stock, $51.8 million of dividends paid to our stockholders, and $10,000 in deferred financing costs partially offset by $40.0 million in proceeds received from draws on our credit facility. Net cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of proceeds from the issuance of notes payable and draws on our credit facility of $599.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of our Forward Sale Agreement of $110.4 million, partially offset by $73.1 million used to repurchase shares of our common stock, $351.0 million of principal payments on notes payable and our credit facility, $47.8 million of dividends paid to our stockholders, and $7.0 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, our credit facility, sales of hotel properties, including the net remaining proceeds of approximately $221.0 million we have available from the sale of the Hyatt Regency Century Plaza, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable and our credit facility. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and specific market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our capital structure, including the available proceeds from our $200.0 million credit facility and cash flow from operations, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of June 30, 2008, our credit facility had no amount outstanding, and had $5.3 million backing outstanding irrevocable letters of credit, leaving up to $194.7 million available under the credit facility. We are subject to compliance with various covenants under the credit facility.

As of June 30, 2008, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2008 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual obligations	(in thousands)
Notes payable	$1,718,103	$11,396	$358,913	$96,972	$1,250,822
Interest obligations on notes payable	803,100	95,363	184,782	142,683	380,272
Operating lease obligations	312,578	4,935	9,217	8,566	289,860
Construction commitments	21,308	21,308	—	—	—
Employment obligations	3,500	900	1,300	1,300	—

Total	$2,858,589	$133,902	$554,212	$249,521	$1,920,954

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $59.7 million during the first six months of 2008 in our hotels. For 2008, our renovation budget includes $21.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase. Our capital expenditures also fluctuate from year to year, because we are not required to spend the entire amount in the reserve accounts each year.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to a first mortgage lien, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2008, $22.1 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the respective lenders in a restricted cash account.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2006	$174,486	$199,612	$193,865	$218,649	$786,612
2006 revenues as a percentage of total	22.2%	25.4%	24.6%	27.8%	100.0%
2007	$191,770	$217,787	$214,763	$240,581	$864,901
2007 revenues as a percentage of total	22.2%	25.2%	24.8%	27.8%	100.0%
2008	$193,788	$221,968			$415,756

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

New Accounting Standards and Accounting Changes

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after

November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 related to financial assets and liabilities did not have any impact on our consolidated financial statements. We are currently evaluating the impact, if any, that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

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

In December 2007, the FASB issued revised Statement No. 141, “Business Combinations” (“FAS 141R”). FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of FAS 160 to have a material impact on our consolidated financial condition, results of operations or cash flow.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. This change in methodology will affect the calculations of net income and earnings per share, but will not increase our cash interest payments. We are currently computing the effect the adoption of FSP APB 14-1 has on our financial condition, results of operations and cash flow.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the effect the adoption of FSP EITF 03-6-1 will have on our financial condition, results of operations and cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At June 30, 2008, none of our outstanding debt was subject to variable interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	149	(1)	$17.13
May 1, 2008 – May 31, 2008	142	(1)	$19.56
June 1, 2008 – June 30, 2008	4,972	(1)	$19.39

(1)

Reflects shares of restricted common stock withheld and used for purposes of paying taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 7, 2008.

(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.

(c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Robert A. Alter	51,739,258	547,290
Lewis N. Wolff	51,772,308	514,240
Z. Jamie Behar	51,941,662	344,886
Thomas A. Lewis, Jr.	52,172,702	113,846
Keith M. Locker	52,171,852	114,696
Keith P. Russell	52,169,121	117,427

2)	Ratification of the appointment of Ernst & Young LLP to act as our independent registered public accounting firm for the fiscal year ending December 31, 2008 (Proposal 2):

For	Against	Abstain
52,131,278	121,349	33,921

3)	Approval of our Executive Incentive Plan (Proposal 3):

For	Against	Abstain and Broker Non-Votes
46,858,269	2,170,252	133,900 and 3,124,128

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc.

10.1	Amendment No. 2 to Employment Agreement, dated June 19, 2008, among the Company, the Operating Partnership and Robert A. Alter

10.2	Employment Agreement, dated June 19, 2008, among the Company, the Operating Partnership and Arthur L. Buser

10.3	Sunstone Hotel Investors, Inc. Executive Incentive Plan

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 5, 2008	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)