Form 10-Q
period 2008-09-30
Sunstone Hotel Investors, Inc.
filed 2008-11-05
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

48,496,903 shares of Common Stock, $0.01 par value, as of October 31, 2008

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,098	$66,198
Restricted cash	43,007	45,515
Accounts receivable, net	31,508	32,817
Due from affiliates	105	932
Inventories	3,117	3,041
Prepaid expenses	9,061	8,802
Investment in hotel properties of discontinued operations, net	—	316,129
Other current assets of discontinued operations, net	—	8,677

Total current assets	275,896	482,111
Investment in hotel properties, net	2,488,043	2,470,692
Other real estate, net	14,859	14,526
Investments in unconsolidated joint ventures	28,715	35,816
Deferred financing costs, net	11,767	12,964
Goodwill	16,251	16,251
Other assets, net	14,087	16,792

Total assets	$2,849,618	$3,049,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,815	$26,555
Accrued payroll and employee benefits	11,095	15,186
Due to Interstate SHP	14,717	15,051
Dividends payable	22,199	25,995
Other current liabilities	35,824	35,366
Current portion of notes payable	12,315	9,815
Current liabilities of discontinued operations	—	9,423

Total current liabilities	119,965	137,391
Notes payable, less current portion	1,703,301	1,712,336
Other liabilities	6,273	5,994

Total liabilities	1,829,539	1,855,721
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value 4,102,564 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, liquidation preference of $24.375 per share	99,646	99,496
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,822,523 shares issued and outstanding at September 30, 2008 and 58,815,271 shares issued and outstanding at December 31, 2007	478	588
Additional paid in capital	806,838	987,554
Retained earnings	272,290	191,208
Cumulative dividends	(335,423)	(261,665)

Total stockholders’ equity	920,433	1,093,935

Total liabilities and stockholders’ equity	$2,849,618	$3,049,152

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
REVENUES
Room	$164,336	$167,909	$483,393	$465,830
Food and beverage	58,332	58,828	186,842	179,551
Other operating	16,484	17,417	48,584	46,940

Total revenues	239,152	244,154	718,819	692,321

OPERATING EXPENSES
Room	35,550	36,124	105,306	101,238
Food and beverage	43,846	44,892	135,419	130,733
Other operating	9,099	9,413	27,171	27,165
Advertising and promotion	12,735	12,509	38,982	36,887
Repairs and maintenance	9,150	9,041	27,466	26,376
Utilities	10,462	9,142	28,228	24,536
Franchise costs	9,919	9,892	27,845	26,648
Property tax, ground lease, and insurance	13,071	12,989	41,262	39,024
Property general and administrative	26,966	27,616	81,293	79,617
Corporate overhead	5,133	6,055	17,120	22,773
Depreciation and amortization	29,044	28,074	87,599	79,572

Total operating expenses	204,975	205,747	617,691	594,569

Operating income	34,177	38,407	101,128	97,752
Equity in net losses of unconsolidated joint ventures	(23)	(766)	(1,545)	(2,227)
Interest and other income	1,365	851	3,044	2,188
Interest expense	(24,710)	(24,703)	(73,770)	(68,233)

Income from continuing operations	10,809	13,789	28,857	29,480
Income from discontinued operations	—	2,778	52,225	66,387

NET INCOME	10,809	16,567	81,082	95,867
Preferred stock dividends and accretion	(5,233)	(5,187)	(15,697)	(15,562)
Undistributed income allocated to Series C preferred stock	—	—	(567)	(1,297)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$5,576	$11,380	$64,818	$79,008

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.11	$0.15	$0.24	$0.24
Income from discontinued operations	—	0.04	0.93	1.10

Basic income available to common stockholders per common share	$0.11	$0.19	$1.17	$1.34

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.11	$0.15	$0.23	$0.21
Income from discontinued operations	—	0.04	0.93	1.12

Diluted income available to common stockholders per common share	$0.11	$0.19	$1.16	$1.33

Weighted average common shares outstanding:
Basic	49,878	59,147	55,573	59,064

Diluted	49,950	59,301	55,652	59,216

Dividends paid per common share	$0.35	$0.32	$1.05	$0.96

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital
	Number of Shares	Amount	Number of Shares	Amount		Retained Earnings	Cumulative Dividends	Total
Balance at December 31, 2007 (audited)	7,050,000	$176,250	58,815,271	$588	$987,554	$191,208	$(261,665)	$1,093,935
Vesting of restricted common stock (unaudited)			115,738	1	3,737			3,738
Repurchase of outstanding common stock (unaudited)			(11,108,486)	(111)	(184,303)			(184,414)
Common dividends declared and payable at $1.05 per share year to date (unaudited)							(58,211)	(58,211)
Series A preferred dividends declared and payable at $1.50 per share year to date (unaudited)							(10,575)	(10,575)
Series C preferred dividends declared and payable at $1.212 per share year to date (unaudited)							(4,972)	(4,972)
Accretion of discount on Series C preferred stock (unaudited)					(150)			(150)
Net income (unaudited)						81,082		81,082

Balance at September 30, 2008 (unaudited)	7,050,000	$176,250	47,822,523	$478	$806,838	$272,290	$(335,423)	$920,433

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,082	$95,867
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	348	197
Gain on sale of hotel properties and vacant land	(42,108)	(55,938)
Depreciation	88,022	87,806
Amortization of deferred franchise fees and other intangibles	2,169	318
Amortization of deferred financing costs	1,276	1,438
Amortization of loan premiums	—	(199)
Amortization of deferred stock compensation	3,255	4,131
Equity in net losses of unconsolidated joint ventures	1,545	2,227
Changes in operating assets and liabilities:
Restricted cash	(2,025)	7,226
Accounts receivable	4,847	1,564
Due from affiliates	827	51
Inventories	73	(68)
Prepaid expenses and other assets	2,259	(6,696)
Accounts payable and other liabilities	(4,485)	11,919
Accrued payroll and employee benefits	(7,080)	5,735
Due to Interstate SHP	(334)	(439)
Discontinued operations	1,214	(193)

Net cash provided by operating activities	130,885	154,946

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other real estate	358,761	147,860
Restricted cash – replacement reserve	7,460	1,622
Proceeds received from sale of note receivable	—	29,047
Cash received from unconsolidated joint ventures	5,675	547
Acquisitions of hotel properties	(30,695)	(403,104)
Additions to hotel properties and other real estate	(80,604)	(102,982)

Net cash provided by (used in) investing activities	260,597	(327,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	—	110,895
Payment of common stock offering costs	—	(467)
Payment for repurchases of outstanding common stock	(184,414)	(86,423)
Proceeds from notes payable	181,000	599,000
Payments on notes payable	(187,535)	(365,947)
Payments of deferred financing costs	(79)	(7,506)
Dividends paid	(77,554)	(72,136)

Net cash (used in) provided by financing activities	(268,582)	177,416

Net increase in cash and cash equivalents	122,900	5,352
Cash and cash equivalents, beginning of period	66,198	28,173

Cash and cash equivalents, end of period	$189,098	$33,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$70,406	$72,322

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$406	$—

Amortization of deferred stock compensation – unconsolidated joint venture	$77	$—

NONCASH FINANCING ACTIVITY
Dividends payable	$22,199	$24,178

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2008, the Company owned 44 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 26 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of five of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and September 30, 2007, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on February 21, 2008, as amended by the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 25, 2008, and as revised by the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2008.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its Chief Executive Officer and Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 1 measurements at $1.9 million as of both September 30, 2008 and December 31, 2007. These amounts are included in other assets in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment will only apply to amounts earned by Mr. Alter after such amendment and that such amendments must be made in compliance with all tax laws affecting deferred compensation. The Company will match 25% of Mr. Alter’s deferrals for each year, up to a maximum of 6% of Mr. Alter’s total compensation for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 1 measurements at $1.9 million as of both September 30, 2008 and December 31, 2007. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at September 30, 2008 includes an allowance for doubtful accounts of $0.2 million. The Company’s accounts receivable at December 31, 2007 includes an allowance for doubtful accounts of $0.4 million, including $0.3 million from discontinued operations. At September 30, 2008 and December 31, 2007, the Company had approximately $4.3 million and $5.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either September 30, 2008 or December 31, 2007 as all amounts have been deemed to be collectible.

Deferred Financing Costs

Total amortization of deferred financing costs was $0.4 million for both the three months ended September 30, 2008 and 2007, all of which was included in interest expense. Total amortization of deferred financing costs for the nine months ended September 30, 2008 and 2007 was $1.3 million and $1.4 million, respectively. Amortization of deferred financing costs included in interest expense for the nine months ended September 30, 2008 and 2007 was $1.3 million and $1.0 million, respectively. Amortization of deferred financing costs included in discontinued operations for the nine months ended September 30, 2008 and 2007 was zero and $0.4 million, respectively.

Earnings Per Share

The Company applies the two-class method as required by the FASB Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

In accordance with FASB Statement No. 128, “Earnings per Share,” basic earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”).

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$10,809	$16,567	$81,082	$95,867
Less preferred stock dividends and accretion	(5,233)	(5,187)	(15,697)	(15,562)
Less undistributed income allocated to Series C preferred stock	—	—	(567)	(1,297)

Numerator for basic and diluted earnings available to common stockholders	$5,576	$11,380	$64,818	$79,008

Denominator:
Weighted average basic common shares outstanding	49,878	59,147	55,573	59,064
Unvested restricted stock awards	72	154	79	152

Weighted average diluted common shares outstanding	49,950	59,301	55,652	59,216

Basic earnings available to common stockholders per common share	$0.11	$0.19	$1.17	$1.34

Diluted earnings available to common stockholders per common share	$0.11	$0.19	$1.16	$1.33

The Company’s common stock options have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2008 as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2008 and 2007 as their inclusion would have been anti-dilutive.

3. Investment in Hotel Properties

Investment in hotel properties consists of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Land	$295,949	$265,232
Buildings and improvements	2,293,088	2,240,058
Furniture, fixtures and equipment	302,353	272,012
Intangibles	35,736	42,863
Franchise fees	1,540	1,396
Construction in process	11,365	21,907

	2,940,031	2,843,468
Accumulated depreciation and amortization	(451,988)	(372,776)

	$2,488,043	$2,470,692

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel for $30.7 million, including costs of the acquisition, using its available cash on hand.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Renaissance LAX, Marriott Boston Quincy and Marriott Long Wharf that occurred during the first and second quarters in 2007, as well as the acquisition of the land underlying the Renaissance Orlando that occurred during the third quarter of 2008, had occurred on January 1, 2007. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$239,152	$244,154	$718,819	$708,869

Income available to common stockholders from continuing operations	$6,096	$9,155	$15,128	$11,682

Income per diluted share available to common stockholders from continuing operations	$0.12	$0.15	$0.27	$0.20

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

The following sets forth the discontinued operations for the three and nine months ended September 30, 2008 and 2007, related to hotel properties that have been sold (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$—	$22,892	$39,304	$95,239
Operating expenses	—	(17,631)	(26,595)	(67,741)
Interest expense	—	(291)	—	(8,520)
Depreciation and amortization expense	—	(2,192)	(2,592)	(8,552)
Gain on sale of hotels	—	—	42,108	55,961

Income from discontinued operations	$—	$2,778	$52,225	$66,387

Only interest expense related to asset-specific debt is included in interest expense from discontinued operations.

The following sets forth the assets and liabilities related to the discontinued operations as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investment in hotel properties, net	$—	$316,129
Other current assets, net	—	8,677

Total assets of discontinued operations	$—	$324,806

LIABILITIES
Current liabilities	$—	$9,423

Total liabilities of discontinued operations	$—	$9,423

5. Other Real Estate

Other real estate, including the Company’s two commercial laundry facilities, an office building and two vacant parcels of land, consists of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,131	9,565
Furniture, fixtures and equipment	5,530	5,131
Construction in process	3	10

	19,488	18,530
Accumulated depreciation	(5,139)	(4,514)

	14,349	14,016
Land held for investment	510	510

	$14,859	$14,526

In May 2007, the Company sold a vacant parcel of land for net proceeds of $429,000, resulting in a net loss of $23,000.

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel Times Square located in New York City, New York. The $68.5 million initial investment was funded from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, the Company sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. Annual dividends on the Company’s equity investment are senior to the returns on equity to both Whitehall and Highgate and began at 8.0% and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company for a gross price of $6.3 million. As part of this transaction, the Company reclassified its remaining 50% share in BuyEfficient to investments in unconsolidated joint ventures and recognized a gain on sale of $6.1 million. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with EITF No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee,” the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with FASB Statement No. 123(R), “Share-Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the three and nine months ended September 30, 2008, the Company recognized stock-based compensation expense for BuyEfficient of $20,000 and $119,000, respectively, all of which was included in equity in net losses of unconsolidated joint ventures.

7. Goodwill

The Company follows the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the carrying value, not to exceed the carrying amount of the allocated goodwill.

8. Other Assets

Other assets, net consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Property and equipment, net	$1,140	$1,360
Pre-acquisition costs	1,008	549
Interest receivable	933	592
Other receivables	8,095	11,441
Other	2,911	2,850

	$14,087	$16,792

9. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 33 hotel properties and one laundry facility	$1,465,616	$1,472,151
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries	250,000	250,000

	1,715,616	1,722,151
Less: current portion	(12,315)	(9,815)

	$1,703,301	$1,712,336

The Company was not in default of the loan covenants on any of its notes payable at either September 30, 2008 or December 31, 2007.

During the first quarter of 2008, the Company drew down $12.0 million of its $200.0 million unsecured credit facility (the “credit facility”) to fund general working capital requirements. The Company repaid the $12.0 million balance in March 2008. During the second quarter of 2008, the Company drew down $28.0 million of the credit facility to fund general working capital requirements. The Company repaid $8.0 million of this draw in April 2008, $16.5 million in May 2008 and the remaining $3.5 million in June 2008. During the third quarter of 2008, the Company drew down $141.0 million of the credit facility to fund repurchases of its common stock as well as other working capital requirements. The Company repaid the entire $141.0 million balance in July 2008. As of September 30, 2008, the Company had no outstanding indebtedness under its credit facility, and had $3.9 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $196.1 million available under the credit facility. The Company is subject to compliance with various covenants under the credit facility, which may result in a reduction in, or the complete elimination of, funds available under the credit facility if operations should decline from current levels.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$24,272	$24,286	$72,494	$67,235
Amortization of deferred financing fees	438	417	1,276	998

	$24,710	$24,703	$73,770	$68,233

Discontinued operations:
Interest expense	$—	$282	$—	$7,665
Amortization of deferred financing fees	—	9	—	78
Write-off of deferred financing fees	—	—	—	362
Prepayment penalties	—	—	—	415

	$—	$291	$—	$8,520

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Company’s $250.0 million 4.60% senior exchangeable notes are within the scope of FSP APB 14-1. This change in methodology will affect the Company’s calculations of net income and earnings per share, but will not increase its cash interest payments. The Company anticipates that as a result of the application of this standard, its interest expense will increase annually from between $2.0 million and $4.0 million in 2008 through 2013.

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock at the option of the holder on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.404 per share. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders are entitled to a default dividend (“Default Dividend”) in an amount equal to one-half of one percent (0.50%) per quarter of the liquidation preference per share of Series C preferred stock for such dividend period. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders are entitled to a Default Dividend. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. At September 30, 2008 and December 31, 2007, the Series C preferred stock carrying value consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	646	496

	$99,646	$99,496

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

In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the 2008 Repurchase Program. In June 2008, the Company conducted a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to 6,200,000 shares of its common stock at a price per share initially set at not less than $18.65 and not greater than $21.15, and subsequently revised to not less than $16.75 and not greater than $19.25. The Tender Offer expired on June 27, 2008, and on July 8, 2008, the Company announced the final results of the Tender Offer. In accordance with the terms and conditions of the Tender Offer, the Company accepted for purchase 6,200,000 shares initially offered to be purchased by the Company plus an additional 1,174,179 shares, the maximum increase permitted without amending or extending the Tender Offer, at a price of $17.50 per share, for a total cost of $129.0 million. In August 2008, the Company’s board of directors authorized an increase of $100.0 million to the 2008 Repurchase Program. During the third quarter of 2008, the Company repurchased 3,000,000 shares of its common stock at a cost of $42.1 million. As of September 30, 2008, the Company had incurred $1.5 million in fees and commissions related to the 2008 stock repurchases, and had remaining authorization to repurchase up to approximately $67.1 million of its common stock under the 2008 Repurchase Program.

12. Stock-Based Compensation

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended September 30, 2008 and 2007, the Company’s expense related to these restricted shares and restricted share units was $1.4 million and $1.6 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company’s expense related to these restricted shares and restricted share units was $4.4 million and $6.1 million, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Chief Executive Officer and Executive Chairman of the Company. The Options will fully vest in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share. As of September 30, 2008, there remained $0.4 million of unrecognized stock-based compensation cost related to unvested Options which will be recognized on a straight-line basis over the vesting period.

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $6.0 million and $6.8 million during the three months ended September 30, 2008 and 2007, respectively. Basic management fees included in property general and administrative expense were $6.0 million and $6.2 million for the three months ended September 30, 2008 and 2007, respectively. Discontinued operations included zero and $0.6 million of basic management fees for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, total basic management fees incurred by the Company were $19.7 million and $20.0 million, respectively. Basic management fees included in property general and administrative expense were $18.5 million and $17.5 million for the nine months ended September 30, 2008 and 2007, respectively. Discontinued operations included $1.2 million and $2.5 million of basic management fees for the nine months ended September 30, 2008 and 2007, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $1.4 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, all of which were included in property general and administrative expense. For the nine months ended September 30, 2008 and 2007, total incentive management fees incurred by the Company were $2.8 million and $3.6 million, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended September 30, 2008 and 2007 totaled $9.9 million and $10.4 million, respectively. Of the total license and franchise costs, royalties totaled $3.8 million and $3.9 million, for the three months ended September 30, 2008 and 2007, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled zero and $0.5 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, total license and franchise costs incurred by the Company totaled $28.4 million and $29.2 million, respectively. Of the total license and franchise costs, royalties totaled $10.9 million and $11.6 million, for the nine months ended September 30, 2008 and 2007, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled $0.6 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Renovation and Construction Commitments

At September 30, 2008, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2008 totaled $18.4 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for both the three months ended September 30, 2008 and 2007 totaled $2.0 million, all of which was included in property tax, ground lease and insurance expense. Total rent expense incurred pursuant to ground lease agreements for the nine months ended September 30, 2008 and 2007 totaled $6.2 million and $5.8 million, respectively, all of which was included in property tax, ground lease and insurance expense.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to the acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance has been reduced by $54,000 for the three and nine months ended September 30, 2008.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended September 30, 2008 and 2007, and was included in corporate overhead expense. Rent expense incurred pursuant to the lease on the corporate facility totaled $0.3 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively, and was included in corporate overhead expense.

Other

The Company has provided unsecured environmental indemnities to certain lenders. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the indemnified parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners or a claim against its environmental insurance policies.

At September 30, 2008, the Company had $3.9 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2008.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2008 and December 31, 2007, amounts owed to the Company by its affiliates amounted to $0.1 million and $0.9 million, respectively, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s Chief Executive Officer and Executive Chairman, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $0.2 million and $20,000 for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2008, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including the likelihood of a U.S. recession which may be prolonged;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for eight of our hotels;

•	performance of hotels after they are acquired;

•	competition for the acquisition of hotels;

•	competition in the operation of our hotels;

•	our ability to complete acquisitions and dispositions;

•	the need for renovations and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in business strategy or acquisition or disposition plans;

•	our level of outstanding debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt;

•	volatility in the credit or equity markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all; and

•	other events beyond our control.

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

Operations

REIT structure. As a real estate investment trust (“REIT”), we are precluded from directly operating and earning income from our hotels. Therefore, consistent with the provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (the “Code”), the Operating Partnership and its subsidiaries have leased our hotel properties to the TRS Lessee, which in turn has contracted “eligible independent contractors” to manage our hotels. Under the Code, an “eligible independent contractor” is an independent contractor who is actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS Lessee. The Operating Partnership and the TRS Lessee are consolidated into our financial statements for accounting purposes. The income of the TRS Lessee is subject to taxation like other C corporations, which may reduce our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Factors Affecting Our Results of Operations

Acquisitions. In January 2007, we acquired the 499-room Renaissance LAX hotel located in Los Angeles, California for approximately $65.2 million and retained Marriott as manager. The acquisition was initially funded through a draw on our credit facility, which we ultimately repaid with a portion of the proceeds we received in June 2007 from the sale of six hotel properties.

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

The following table sets forth the hotels that we have acquired since January 1, 2007:

Hotels	Rooms	Acquisition Date
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts	412	March 23, 2007
Renaissance LAX, Los Angeles, California	499	January 4, 2007

In September 2008, we acquired 32.6 acres of land underlying our Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third-party. As a result of this acquisition, property tax, ground lease and insurance has been reduced by $54,000 for the three and nine months ended September 30, 2008, and will be reduced for the fourth quarter and year ended December 31, 2008 by approximately $0.6 million and $0.7 million, respectively.

We expect acquisition opportunities will continue to be limited due to the state of the credit markets and uncertainty regarding near-term business operations.

Investments in unconsolidated joint ventures. In December 2006, we entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Hotel Times Square located in New York City, New York. Our total initial investment in the joint venture was approximately $68.5 million. Our total initial investment was funded from cash on hand and was comprised of two parts: (i) a $28.5 million mezzanine loan, which bore an interest rate of 8.5% on a face value of $30.0 million and (ii) a $40.0 million equity investment representing a 38% ownership interest in the joint venture. In April 2007, we sold the $28.5 million mezzanine loan for net proceeds of $29.0 million. The total debt of the joint venture is $300.0 million, including the $30.0 million mezzanine loan.

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

Dispositions. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008 upon the expiration of a like-kind exchange identification period, we used a portion of the net proceeds to repay our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs) in a modified “Dutch Auction” tender offer (the “Tender Offer”). We continue to analyze alternatives for the reinvestment of the net proceeds, which, depending on market conditions, may include retention of the net proceeds as excess cash, hotel acquisitions, debt repayments, stock repurchases, a special dividend to stockholders, or other types of investments. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

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

Renovations. During the third quarter of 2008, we invested $20.9 million in capital improvements to our hotel portfolio. During the first nine months of 2008, we have invested a total of $80.6 million in capital improvements to our hotel portfolio.

Indebtedness. During the first quarter of 2007, we drew down $138.0 million of our $200.0 million credit facility to fund our purchases of the Renaissance LAX and the Marriott Long Wharf, and to fund other working capital requirements. We drew down an additional $27.0 million of the credit facility during the second quarter of 2007 in connection with the acquisition of the Marriott Boston Quincy, and for other working capital requirements. We repaid $24.0 million of the credit facility in April 2007, and repaid the remaining balance in June 2007, using proceeds we received from the sale of six hotel properties. During the first quarter of 2008, we drew down $12.0 million of the credit facility to fund our working capital requirements. We repaid the entire $12.0 million in March 2008. During the second quarter of 2008, we drew down $28.0 million of the credit facility to fund our working capital requirements. We repaid $8.0 million of this draw in April 2008, $16.5 million in May 2008 and the remaining $3.5 million in June 2008. During the third quarter of 2008, we drew down $141.0 million of the credit facility to fund repurchases of our common stock as well as other working capital requirements. We repaid the entire $141.0 million balance in July 2008. As of September 30, 2008, we had no outstanding indebtedness under our credit facility, and had $3.9 million outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $196.1 million available under the credit facility. We are subject to compliance with various covenants under the credit facility, which may result in a reduction in, or the complete elimination of, funds available under the credit facility if operations should decline from current levels.

In March 2007, we obtained a $176.0 million mortgage loan with a maturity date of April 2017 and a fixed interest rate of 5.58% in connection with the acquisition of the Marriott Long Wharf. In addition, in April 2007, we amended one of our mortgage loans to eliminate amortization and to provide for partial collateral releases, so long as we continue to meet certain loan covenants until the maturity date in May 2011, at which time the outstanding loan balance of $248.2 million will be due and payable. We also repaid a $175.0 million mortgage loan in June 2007, which had a maturity date of December 2014. In connection with this repayment, we incurred prepayment penalties of $0.4 million, which are included in discontinued operations in our consolidated income statements.

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

•

Other operating revenues, which include ancillary hotel revenue from items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties. Prior to December 2007, this category also included operating revenue from BuyEfficient. As described above, in December 2007 we entered into a joint venture agreement for BuyEfficient, and our equity interest in BuyEfficient’s earnings are now reflected in our income statements as equity in net losses of unconsolidated joint ventures. Due to our continued investment in BuyEfficient, no amounts have been reclassified to discontinued operations.

Expenses. Our expenses consist of the following:

•	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenues;

•	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenues;

•	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise fees;

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

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any gains or losses we have recognized on sales of assets other than hotels;

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

We continually work with our operators to improve our operating flow through, which we believe is a good measure of our operators’ ability to retain incremental revenue as profit by minimizing incremental operating expenses. There are, however, limits to how much our operators can accomplish in this regard without affecting the competitiveness of our hotels and our guests’ experiences at our hotels. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators cannot necessarily control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance), and utility costs, which negatively affected our operating margin. Our historical performance may not be indicative of future results, and our future results may be worse than our historical performance.

Operating Results

The following tables present the unaudited operating results for our total portfolio for the three and nine months ended September 30, 2008 and 2007, including the amount and percentage change in the results between the periods. The tables present the results of operations included in the consolidated income statements, and include 44 hotels (14,889 rooms) as of September 30, 2008 and 2007. The results of operations for the hotel that was sold in 2008 are included in income from discontinued operations for the nine months ended September 30, 2008. The results of operations for the hotel that was sold in 2008 and the seven hotels that were sold in 2007 are included in income from discontinued operations for the three and nine months ended September 30, 2007.

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
REVENUES
Room	$164,336	$167,909	$(3,573)	(2.1)%
Food and beverage	58,332	58,828	(496)	(0.8)%
Other operating	16,484	17,417	(933)	(5.4)%

Total revenues	239,152	244,154	(5,002)	(2.0)%

OPERATING EXPENSES
Hotel operating	143,832	144,002	(170)	(0.1)%
Property general and administrative	26,966	27,616	(650)	(2.4)%
Corporate overhead	5,133	6,055	(922)	(15.2)%
Depreciation and amortization	29,044	28,074	970	3.5%

Total operating expenses	204,975	205,747	(772)	(0.4)%

Operating income	34,177	38,407	(4,230)	(11.0)%
Equity in net losses of unconsolidated joint ventures	(23)	(766)	743	97.0%
Interest and other income	1,365	851	514	60.4%
Interest expense	(24,710)	(24,703)	(7)	0.0%

Income from continuing operations	10,809	13,789	(2,980)	(21.6)%
Income from discontinued operations	—	2,778	(2,778)	(100.0)%

Net income	10,809	16,567	(5,758)	(34.8)%
Preferred stock dividends and accretion	(5,233)	(5,187)	(46)	0.9%

Income available to common stockholders	$5,576	$11,380	$(5,804)	(51.0)%

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
REVENUES
Room	$483,393	$465,830	$17,563	3.8%
Food and beverage	186,842	179,551	7,291	4.1%
Other operating	48,584	46,940	1,644	3.5%

Total revenues	718,819	692,321	26,498	3.8%

OPERATING EXPENSES
Hotel operating	431,679	412,607	19,072	4.6%
Property general and administrative	81,293	79,617	1,676	2.1%
Corporate overhead	17,120	22,773	(5,653)	(24.8)%
Depreciation and amortization	87,599	79,572	8,027	10.1%

Total operating expenses	617,691	594,569	23,122	3.9%

Operating income	101,128	97,752	3,376	3.5%
Equity in net losses of unconsolidated joint ventures	(1,545)	(2,227)	682	30.6%
Interest and other income	3,044	2,188	856	39.1%
Interest expense	(73,770)	(68,233)	(5,537)	8.1%

Income from continuing operations	28,857	29,480	(623)	(2.1)%
Income from discontinued operations	52,225	66,387	(14,162)	(21.3)%

Net income	81,082	95,867	(14,785)	(15.4)%
Preferred stock dividends and accretion	(15,697)	(15,562)	(135)	0.9%
Undistributed income allocated to Series C preferred stock	(567)	(1,297)	730	(56.3)%

Income available to common stockholders	$64,818	$79,008	$(14,190)	(18.0)%

2008 Compared to 2007

Business Climate. The demand for lodging generally rises and falls with the overall economy. As a result of recent economic deterioration, we expect year-over-year declines in our operations for the remainder of 2008 and into 2009. We anticipate that lodging demand will not improve, and will likely weaken further, until the U.S. economy begins to strengthen and liquidity is restored in the credit markets.

During our third quarter ended September 30, 2008, the continued weakening in lodging demand accelerated, and we reported decreased operating margins and RevPAR as compared to the same period in 2007. We will continue to work with our hotel operators during this period of economic softness to control costs while maintaining our room rates to the extent consistent with market demand, our hotels’ competitiveness and our guests’ experiences at our hotels.

Revenues. Total revenue for the three months ended September 30, 2008 was $239.2 million as compared to $244.2 million for the same period in 2007. Total revenue for the three months ended September 30, 2008 included room revenue of $164.3 million, food and beverage revenue of $58.3 million, and other revenue of $16.5 million. Total revenue for the three months ended September 30, 2007 included room revenue of $167.9 million, food and beverage revenue of $58.8 million, and other revenue of $17.4 million.

Total revenue for the nine months ended September 30, 2008 was $718.8 million as compared to $692.3 million for the same period in 2007. Total revenue for the nine months ended September 30, 2008 included room revenue of $483.4 million, food and beverage revenue of $186.8 million, and other revenue of $48.6 million. Total revenue for the nine months ended September 30, 2007 included room revenue of $465.8 million, food and beverage revenue of $179.6 million, and other revenue of $46.9 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and nine months ended September 30, 2008 and 2007. The comparisons do not include the results of operations for the one hotel sold in 2008 and the seven hotels sold in 2007. Because three of our hotels owned as of September 30, 2008 were acquired during the first six months of 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those three hotels under previous ownership for a portion of the nine months ended September 30, 2007.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (44 hotels)	78.5%	$158.34	$124.30	81.1%	$156.61	$127.01	(260	)bps	1.1%	(2.1)%
Comparable Portfolio (42 hotels) (1)	78.9%	$158.34	$124.93	81.2%	$155.89	$126.58	(230	)bps	1.6%	(1.3)%

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (44 hotels)	76.3%	$160.43	$122.41	77.7%	$155.66	$120.95	(140	)bps	3.1%	1.2%
Comparable Portfolio (42 hotels) (1)	76.5%	$158.82	$121.50	78.3%	$154.14	$120.69	(180	)bps	3.0%	0.7%

(1)

Includes hotel properties owned on September 30, 2008, excluding hotels that experienced material and prolonged disruption during either the current or preceding calendar year (Renaissance Baltimore and Renaissance Orlando).

For the three months ended September 30, 2008, RevPAR for our total portfolio decreased 2.1% to $124.30 from the same period in 2007. Occupancy decreased 260 basis points to 78.5%, while ADR increased 1.1% to $158.34. For our Comparable Portfolio, RevPAR decreased 1.3% to $124.93 from the same period in 2007. Occupancy decreased 230 basis points to 78.9%, while ADR increased 1.6% to $158.34.

For the nine months ended September 30, 2008, RevPAR for our total portfolio increased 1.2% to $122.41 from the same period in 2007. Occupancy decreased 140 basis points to 76.3%, while ADR increased 3.1% to $160.43. For our Comparable Portfolio, RevPAR increased 0.7% to $121.50 from the same period in 2007. Occupancy decreased 180 basis points to 76.5%, while ADR increased 3.0% to $158.82.

Room revenue. Room revenue decreased $3.6 million, or 2.1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. As we have acquired no hotels subsequent to June 30, 2007, all of the 44 hotels we owned as of September 30, 2008 are included in what we refer to as our “third quarter existing portfolio.” Our third quarter existing portfolio experienced a decrease of $3.6 million in room revenue during our third quarter 2008, due to a decrease in occupancy ($8.9 million) partially offset by an increase in ADR ($5.3 million).

Room revenue increased $17.6 million, or 3.8%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We acquired three hotels during 2007: the Renaissance LAX, the Marriott Long Wharf, and the Marriott Boston Quincy (which we refer to as the “three hotels”). The three hotels contributed $12.2 million to the increase in room revenue during the first nine months of 2008. In addition, growth in the hotels we owned prior to January 1, 2007 (which we refer to as our “existing portfolio”) contributed $5.4 million to the increase in room revenue during the first nine months of 2008, due to an increase in ADR ($13.3 million) partially offset by a decrease in occupancy ($7.9 million).

Food and beverage revenue. Food and beverage revenue in our third quarter existing portfolio decreased $0.5 million, or 0.8%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to decreased restaurant and room service revenue, which was slightly offset by an increase in banquet and catering revenue.

Food and beverage revenue increased $7.3 million, or 4.1%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The three hotels contributed $3.6 million to the increase in food and beverage revenue during the first nine months of 2008. Food and beverage revenue generated from our existing portfolio increased $3.7 million during the first nine months of 2008 as compared to the same period in 2007, primarily due to renovation disruption in 2007 at the Renaissance Baltimore, the Renaissance Long Beach and the Renaissance Orlando. In addition, food and beverage revenue increased during the first nine months of 2008 as compared to the same period in 2007 due to increased restaurant, banquet and catering revenue generated by our other hotels.

Other operating revenue. Other operating revenue in our third quarter existing portfolio decreased $0.9 million, or 5.4%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease is primarily due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures. Other operating revenue also decreased during the three months ended September 30, 2008 as compared to the same period in 2007 due to a decrease in telephone revenue. These decreases were partially offset by an increase in transportation and parking revenue generated by several of our hotels due to changes in parking management agreements and to increased occupancy, combined with an increase in revenue at both of our laundry facilities.

Other operating revenue increased $1.6 million, or 3.5%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The three hotels contributed $0.9 million to the increase in other operating revenue during the first nine months of 2008. Other operating revenue generated from our existing portfolio increased $0.7 million during the first nine months of 2008 as compared to the same period in 2007, primarily due to increased transportation and parking revenue and increased revenue at both of our laundry facilities as noted above in the discussion regarding the third quarter, combined with increased cancellation and attrition revenue. This increased revenue was partially offset by decreased BuyEfficient revenue and telephone revenue as noted above in the discussion regarding the third quarter.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses, decreased $0.2 million in our third quarter existing portfolio, or 0.1%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease in hotel operating expenses is primarily related to the decreases in related room, food and beverage and other revenue, combined with decreased property insurance expense due to lower premiums. Partially offsetting these decreased expenses, during the three months ended September 30, 2008 as compared to the same period in 2007, utility expenses increased due to higher energy costs, advertising and promotion expenses increased due to higher complimentary promotional food and beverage expenditures, and property taxes increased due to supplemental property tax bills assessed to several of our hotels.

Hotel operating expenses increased $19.1 million, or 4.6%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The three hotels contributed $11.3 million to the increase in hotel operating expenses during the first nine months of 2008. In addition, hotel operating expenses in our existing portfolio increased $7.8 million during the first nine months of 2008 as compared to the same period in 2007. These higher costs in our existing portfolio for the nine months ended September 30, 2008 were primarily due to increases in related room, food and beverage and other revenue, combined with increases in utility expenses as a result of higher energy costs, advertising and promotion expenses, franchise costs due to the higher revenue and property tax expenses due to supplemental property tax bills assessed to several of our hotels.

Property general and administrative expense. Property general and administrative expense in our third quarter existing portfolio decreased $0.7 million, or 2.4%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures. In addition, property general and administrative expense decreased during the third quarter of 2008 as compared with the same period in 2007 due to decreased payroll expenses, partially offset by increased contract and professional services.

Property general and administrative expense increased $1.7 million, or 2.1%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The three hotels contributed $1.7 million to the increase in property general and administrative expense during the first nine months of 2008. Property general and administrative expenses in our existing portfolio remained relatively constant during the first nine months of 2008 as compared to the same period in 2007, as the decrease due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures was offset by increases in contract and professional services, as well as increased credit card commissions, bad debt expense, and management fees associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense decreased $0.9 million, or 15.2%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to additional costs incurred in 2007 for severance related to the chief executive officer succession and the senior management team transition. Corporate overhead expenses during the third quarter of 2008 were also reduced as compared to the same period in 2007 due to our elimination of a separate Chief Accounting Officer position, which we have combined with the Chief Financial Officer position, as well as decreases in entity level state franchise and minimum tax payments. This decreased expense in 2008 was partially offset by increased deferred stock compensation expenses.

Corporate overhead expense decreased $5.7 million, or 24.8%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of the additional costs incurred in 2007 described above, partially offset by increased entity level state franchise and minimum tax payments, sales tax expense, legal expense, and costs associated with exploring potential hotel acquisitions and dispositions.

Depreciation and amortization expense. Depreciation and amortization expense in our third quarter existing portfolio increased $1.0 million, or 3.5%, during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Depreciation and amortization expense increased $8.0 million, or 10.1%, during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The three hotels contributed $2.8 million to the increase in depreciation and amortization expense during the first nine months of 2008. Our existing portfolio contributed an additional $5.2 million in depreciation and amortization expense during the nine months ended September 30, 2008 as compared to the same period in 2007.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $23,000 for the three months ended September 30, 2008 as compared to $0.8 million for the three months ended September 30, 2007. In the third quarter of 2008, we recognized a loss of $98,000 on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, which we originally purchased in December 2006, and income of $75,000 on our BuyEfficient joint venture, which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient. In the third quarter of 2007, we recognized a loss of $0.8 million on our interest in the Doubletree Guest Suites Hotel Times Square joint venture.

Equity in net losses of unconsolidated joint ventures totaled $1.5 million for the nine months ended September 30, 2008 as compared to $2.2 million for the same period in 2007. During the first nine months of 2008, we recognized a $1.6 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, and income of $56,000 on our BuyEfficient joint venture. During the first nine months of 2007, we recognized a $2.2 million loss on our interest in the Doubletree Guest Suites Hotel Times Square joint venture.

Interest expense. The Company incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest expense	$24,272	$24,286	$72,494	$67,235
Deferred financing fees	438	417	1,276	998

	$24,710	$24,703	$73,770	$68,233

Interest expense remained relatively constant during the three months ended September 30, 2008 as compared to the same period during 2007. Interest expense decreased $14,000 during the three months ended September 30, 2008 as compared to the same period in 2007, as a result of our repayment of two mortgages during the last half of 2007. Interest expense increased in the third quarter of 2008 as compared to the third quarter of 2007 due to a $21,000 increase in amortization of deferred financing fees.

Interest expense increased $5.5 million, or 8.1%, during the nine months ended September 30, 2008 as compared to the same period during 2007. Interest expense includes an additional $5.2 million incurred during the nine months ended September 30, 2008 as compared to the same period in 2007, as a result of a mortgage loan obtained to finance our acquisition of the Marriott Long Wharf in March 2007, combined with the issuance by the Operating Partnership of exchangeable senior notes in June 2007, which was partially offset by our repayment of three mortgages and a reduction in the average balance on our credit facility as compared to the same period in 2007. In addition, interest expense increased in the first nine months of 2008 as compared to the same period in 2007 due to a $0.3 million increase in amortization of deferred financing fees.

Our weighted average interest rate per annum was approximately 5.5% on both September 30, 2008 and September 30, 2007. On September 30, 2008, the interest rates for all of our outstanding notes payable were fixed.

Income from discontinued operations. Income from discontinued operations was zero during the three months ended September 30, 2008 as compared to $2.8 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, income from discontinued operations was $52.2 million and $66.4 million, respectively. As described under “—Factors Affecting Our Results of Operations - Dispositions,” one hotel was sold during 2008 and seven hotels were sold during 2007. Consistent with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the gains on sale as discontinued operations and reclassified the results of operations for these eight hotels as discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, and proceeds from the issuance of our common stock. Our primary uses of cash were hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock. We cannot be certain that traditional sources of cash flow will be available in the future.

Operating activities. Our cash provided by (used in) operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by (used in) operating activities may also be affected by our hotel acquisitions, dispositions and renovations. Net cash provided by operating activities was $130.9 million for the nine months ended September 30, 2008 compared to $154.9 million for the nine months ended September 30, 2007. This decrease was primarily due to an increase in our restricted cash accounts as operating cash in 2007 includes the receipt of previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan, combined with decreased earnings at our hotels during the nine months ended September 30, 2008 as compared to the same period in 2007.

Investing activities. Our cash provided by (used in) investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by (used in) investing activities during the first nine months of 2008 compared to the first nine months of 2007 was as follows (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Proceeds from sale of hotel properties and other real estate	$358,761	$147,860
Restricted cash – replacement reserve	7,460	1,622
Proceeds received from sale of note receivable	—	29,047
Cash received from unconsolidated joint ventures	5,675	547
Acquisitions of hotel properties	(30,695)	(403,104)
Additions to hotel properties and other real estate	(80,604)	(102,982)

	$260,597	$(327,010)

Net cash provided by investing activities was $260.6 million during the first nine months of 2008 compared to net cash used of $327.0 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we received net proceeds of $358.8 million from the sale of one hotel, decreased the balance in our restricted cash replacement reserve accounts by $7.5 million, and received $5.7 million from one of our unconsolidated joint ventures. During the first nine months of 2008, we also acquired the land underlying one of our hotels for $30.7 million, paid an additional $14,000 for two hotels acquired in 2007, and received a $35,000 refund on a deposit paid in 2007 for a total cash outlay of $30.7 million. In addition, we paid cash of $80.6 million for renovations to our hotels. During the same period in 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.8 million for a hotel acquired in 2006, for a total cash outlay of $403.1 million. In addition, we paid cash of $103.0 million for renovations to our hotels, received net proceeds of $147.9 million from the sale of six hotels and $29.0 million from the sale of a note receivable, decreased the balance in our restricted cash replacement reserve accounts by $1.6 million, and received $0.5 million from our unconsolidated joint venture.

Financing activities. Our cash provided by (used in) financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, draws and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $268.6 million for the nine months ended September 30, 2008 compared to net cash provided of $177.4 million for the nine months ended September 30, 2007. Net cash used in financing activities for the nine months ended September 30, 2008 consisted primarily of $187.5 million of principal payments on our credit facility and notes payable, $184.4 million used to repurchase shares of our common stock, $77.6 million of dividends paid to our stockholders, and $79,000 in deferred financing costs partially offset by $181.0 million in proceeds received from draws on our credit facility. Net cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of proceeds from the issuance of notes payable and draws on our credit facility of $599.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of our Forward Sale Agreement of $110.4 million, partially offset by $365.9 million of principal payments on notes payable and our credit facility, $86.4 million used to repurchase shares of our common stock, $72.1 million of dividends paid to our stockholders, and $7.5 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, including the net remaining proceeds from the sale of the Hyatt Regency Century Plaza, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets, borrowing restrictions imposed by lenders under our existing notes payable and our credit facility, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and specific market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations, and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business for the foreseeable future, and in any event for at least the next twelve months. As of September 30, 2008, our credit facility had no borrowings outstanding, and had $3.9 million backing outstanding irrevocable letters of credit, leaving up to $196.1 million available under the credit facility. We are subject to compliance with various covenants under the credit facility. If we fail to meet these covenants, we would be in default of the credit facility, and this may result in a reduction in, or the complete elimination of, funds available under the credit facility. If economic trends continue to negatively affect the demand for our hotels, we may fail to meet our financial covenants under the credit facility. If it becomes likely that such a failure may occur, we may seek to renegotiate the terms of our credit facility, or we may elect to terminate the credit facility. We believe we could obtain mortgages on, or pledge to a secured facility, one or more of our eleven unencumbered hotels. In addition, we have decided to maintain higher than historical cash levels for working capital due to current economic and business trends.

As of September 30, 2008, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2008 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,715,616	$12,315	$359,992	$97,017	$1,246,292
Interest obligations on notes payable	776,210	95,196	179,434	141,380	360,200
Operating lease obligations	311,346	4,946	9,035	8,586	288,779
Construction commitments	18,361	18,361	—	—	—
Employment obligations	3,275	838	1,300	1,137	—

Total	$2,824,808	$131,656	$549,761	$248,120	$1,895,271

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $80.6 million during the first nine months of 2008 in our hotels. For 2008, our renovation budget includes $18.4 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, and ranges between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2008, $23.2 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2006	$174,486	$199,612	$193,865	$218,649	$786,612
2006 revenues as a percentage of total	22.2%	25.4%	24.6%	27.8%	100.0%
2007	$191,770	$217,787	$214,763	$240,581	$864,901
2007 revenues as a percentage of total	22.2%	25.2%	24.8%	27.8%	100.0%
2008	$193,788	$221,968	$211,109		$626,865

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. Our $250.0 million 4.60% senior exchangeable notes are within the scope of FSP APB 14-1. This change in methodology will affect the calculations of net income and earnings per share, but will not increase our cash interest payments. We anticipate that as a result of the application of this standard, our interest expense will increase annually from between $2.0 million and $4.0 million in 2008 through 2013.

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

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At September 30, 2008, none of our outstanding debt was subject to variable interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	7,374,179	(1)	$17.50
August 1, 2008 – August 31, 2008	181	(2)	$12.74
	3,000,000	(1)	$14.00
September 1, 2008 – September 30, 2008	205	(2)	$15.10	14,238,296	$67,100,000

(1)	On June 11, 2007, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock on or prior to December 31, 2007 (the “2007 Repurchase Program”). Pursuant to, and prior to the expiration of the 2007 Repurchase Program, the Company purchased 3,129,810 shares of its common stock during 2007, at a cost of $86.4 million. On February 21, 2008, the Company announced that its board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). On August 5, 2008, the Company announced that its board of directors authorized an increase of $100.0 million to the 2008 Repurchase Program. As of September 30, 2008, the Company has repurchased 11,108,486 shares of its common stock at a cost of $182.9 million, excluding fees and commissions, pursuant to the 2008 Repurchase Program.

(2)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

10.1	Retirement Benefit Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter

10.2	Amendment No. 1 to Retirement Benefit Agreement, dated December 27, 2006, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter

10.3	Amendment No. 2 to Retirement Benefit Agreement, dated July 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter

10.4	Trust Under Retirement Benefit Agreement, dated July 31, 2008, Related to The Retirement Benefit Agreement with Robert A. Alter

10.5	Split-Dollar Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 5, 2008	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)