Form 10-K
period 2008-12-31
Sunstone Hotel Investors, Inc.
filed 2009-02-12
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2008 as reported on the New York Stock Exchange (“NYSE”) was approximately $964.9 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 584,492 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 2, 2009 was 53,907,957.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2008

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2008, we owned 43 hotels (the “43 hotels”), comprised of 14,569 rooms, located in 14 states and in Washington, D.C. In addition, we own a 38% equity interest in a joint venture that owns the Doubletree Guest Suites Hotel Times Square, located in New York City, New York. We also own other non-hotel investments.

Our primary business is to acquire, own, asset manage and renovate full-service hotels in the United States. As part of our ongoing portfolio management strategy, we may also sell hotels from time to time. Our hotels are operated under leading brand names, such as Marriott, Hyatt, Fairmont, Hilton and Starwood. Our portfolio primarily consists of upper upscale and upscale full-service hotels. We also own luxury and midscale hotels. The classifications luxury, upper upscale, upscale and midscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independent.

Our hotels are operated by third-party managers pursuant to management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2008, Sunstone Hotel Properties, Inc. (“Interstate SHP”), a division of Interstate Hotels & Resorts, Inc. (“Interstate”), operated 25 of our 43 hotels. Additionally, subsidiaries of Marriott Services, Inc. or Marriott International, Inc., which we refer to collectively as Marriott, operated 13 of our hotels, Hyatt Corporation (“Hyatt”) operated two of our hotels, and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) each operated one of our hotels. We have attempted to align the interests of our operators with our own by structuring our management agreements to allow our operators to earn “incentive” management fees upon the attainment of certain profit thresholds.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	We Believe We Are Well Prepared for the Current Environment.

Solid Cash Position. During 2008, we increased our cash and cash equivalents by $112.9 million, from $66.1 million to $179.0 million. We believe our higher than historical cash balance provides added security in uncertain economic times.

Conservative and Flexible Capital Structure. We believe our capital structure provides us with adequate financial flexibility to execute our strategy. As of December 31, 2008, our indebtedness bore fixed interest at a weighted average rate of 5.5%, and had a weighted average term to maturity of 8.4 years, with no maturities until December 2010. The majority of our debt is in the form of senior unsecured notes or single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt. As of December 31, 2008, our credit facility had no amounts outstanding, and had $3.5 million backing outstanding irrevocable letters of credit, leaving up to $196.5 million available under the credit facility as of that date.

Recently Renovated High-Quality Portfolio. From January 1, 2004 through December 31, 2008, we invested $411.7 million in capital renovations throughout our 43 hotels. We believe that in addition to improving the competitiveness of our hotels and positioning our portfolio for future growth, this renovation program will enable us to preserve capital by meaningfully reducing our renovation program during 2009.

Upper Upscale and Upscale Concentration. While at times these segments may experience more volatility than other segments, we believe the upper upscale and upscale segments, which represented approximately 92% of the hotel revenue generated by our 43 hotels during 2008, tend to outperform the lodging industry generally.

Nationally Recognized Brands. Most of our hotels are operated under nationally recognized brands, including Marriott, Hyatt, Fairmont, Hilton, and Starwood. We believe that affiliations with strong brands help to drive business to our hotels.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2008, approximately 76% of the revenues generated by our 43 hotels were generated by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Atlanta, Orlando, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

•

Proven Acquisition and Disposition Capabilities. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From January 1, 2004 through December 31, 2008, we acquired interests in 17 hotels and sold 34 hotels. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007 and 2008 as the lodging cycle matured.

•

Proactive Asset Management. We have a proactive asset management team focused on growing the long-term revenues and enhancing the profitability of our hotels. We seek to achieve these goals by working with our operators to develop hotel-level “master plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help to grow revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels and by providing our managers with operational insights from our extensive experience.

•

Strategic Relationship with Interstate SHP. We believe that our management agreements and long-standing relationship with Interstate SHP align its interests with ours, resulting in a shared focus on maximizing the operating performance of our 25 hotels managed by Interstate SHP.

•

Experienced Management Team. We have a seasoned senior management team with extensive experience in real estate, lodging and finance. We believe our management team is appropriately focused on driving stockholder value through portfolio and capital structure management.

Business Strategy

The Sunstone team focuses on creating value through a comprehensive approach to portfolio management. Sunstone’s strategy includes:

•	Acquiring upper-upscale and luxury hotels with nationally recognized brands in markets with high barriers to entry;

•	Enhancing the value of our hotels through major capital projects and repositionings;

•	Optimizing the performance of our portfolio through proactive asset management;

•	Recycling capital through opportunistic dispositions of non-core assets; and

•	Minimizing our cost of capital through disciplined balance sheet management.

Our long-term objective is to own a consistent portfolio of upper upscale hotels, well located within key markets. We seek to maximize total returns to our stockholders through a cycle-appropriate capital allocation strategy. Our strategy is designed to minimize our weighted average cost of capital, maximize our financial flexibility and generate attractive returns on our investments by improving the long-term growth of our portfolio’s cash flows. Our strategy emphasizes acquisitions and capital renovations during the growth phase of the lodging cycle, dispositions during the mature phase of the cycle, and cash preservation during cyclical declines. During all phases of the cycle, we focus on driving top-line revenues and bottom-line profitability through proactive asset management.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets. Competitive advantage is based on a number of factors, including location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. At times when we seek to acquire hotels, competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities available to us. Similarly, during times when we seek to sell hotels, competition may increase the bargaining power of the potential property buyers.

Forty of the hotels we owned as of December 31, 2008 are operated under nationally recognized brands. We believe that the market’s perception of quality and service associated with the brands our hotels operate under, including Marriott, Hyatt, Fairmont, Hilton and Starwood, is an important driver of demand.

Management Agreements

Twenty-five of the 43 hotels we owned as of December 31, 2008 are managed and operated by Interstate SHP pursuant to management agreements with the TRS Lessee or its subsidiaries. Our remaining 18 hotels as of December 31, 2008 are managed by Marriott, Hyatt, Fairmont, Hilton or Starwood under management agreements with the TRS Lessee or its subsidiaries. The following is a general description of these agreements.

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

The Interstate SHP management agreements expire in 2024, and we have the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party. Interstate SHP is located in the same building as our headquarters in San Clemente, California. Pursuant to the terms of the management agreements, without our prior written consent, Interstate SHP may not replace certain of its key personnel in operations, sales and marketing, accounting and finance and other agreed upon personnel. In addition, without our prior written consent, Interstate SHP is not able to alter certain operating procedures or systems deemed integral to the operation of each of the managed hotels.

Marriott. Six of our Marriott hotels and seven of our Renaissance hotels are operated under management agreements with Marriott. These management agreements require us to pay a base management fee between 2.25% and 3.0% of total revenue from these hotels to Marriott and expire between 2014 and 2050. Additionally, ten of these management agreements require an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires an incentive fee of 20.0% of net cash flow; one of the management agreements requires an incentive fee of 20.0% of gross operating profit, subject to deferral if Sunstone does not receive its priority distribution; and one of the management agreements requires us to pay specific percentages of both room revenue and food and beverage revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

Hyatt. Two of our Hyatt hotels are operated under management agreements with Hyatt. The agreement with respect to the Hyatt Regency Newport Beach, California hotel expires in 2039 and requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. The management agreement with respect to the Hyatt Marietta, Georgia hotel expires in 2040 and requires us to pay 4.0% of total hotel revenue to Hyatt as a base fee. These management agreements may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving the hotel and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

Fairmont. Our Fairmont Newport Beach, California hotel is operated under a management agreement with a subsidiary of Fairmont. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2015, with two options to extend the agreement for an additional 30 years in the aggregate. The agreement includes incentive fees ranging from between 15.0% and 25.0% of the hotel’s net profit above certain net profit thresholds. In addition, we entered into an agreement with Fairmont whereby Fairmont will provide us with a limited performance guaranty to ensure, subject to certain limitations, a return on equity to us. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover a 9.0% return on our equity investment in the hotel in 2008 and a 10.0% return on our equity investment in subsequent years, Fairmont is required to pay us the difference, up to $6.0 million over the term of the agreement. We used a total of $3.5 million of the $6.0 million performance guaranty during 2008. We expect to fully utilize the remaining amount of this guaranty in 2009.

Hilton. Our Embassy Suites La Jolla, California hotel is operated under a management agreement with Hilton. The agreement expires in 2016, and requires us to pay a base management fee as follows: 1.5% of gross revenues in 2006; 1.75% of gross revenues in 2007; 2.0% of gross revenues in 2008; and 2.25% of gross revenues in 2009 through 2016. The agreement includes an incentive fee of 15.0% of our net profit at the hotel above the achievement of certain net profit thresholds.

Starwood. Our W Hotel in San Diego, California is operated under a management agreement with Starwood. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2026. The agreement includes an incentive fee of 10.0% of our net profit at the hotel above the achievement of certain net profit thresholds.

The existing management agreements with Marriott, Hyatt, Fairmont, Hilton and Starwood require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2008, 24 of the hotels we owned were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreements obligate the subsidiary to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the subsidiary, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. The franchise agreements for our hotels require that we reserve up to 5.0% of the gross revenues of the hotels into a reserve fund for capital expenditures.

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders. While REITs enjoy certain tax benefits relative to C corporations, we may, however, be subject to certain federal, state and local taxes on our income and property and to federal income and excise tax on our undistributed income.

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS. The TRS may engage in businesses that are prohibited to a REIT. In particular, a hotel REIT is permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, a hotel leased to a TRS still must be managed by an unaffiliated third party in the business of managing hotels. The TRS provisions are complex and impose several conditions on the use of TRSs. This is to assure that TRSs are subject to an appropriate level of federal corporate taxation.

As described above, we may own up to 100% of the stock of one or more TRSs, including the TRS Lessee. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A TRS may perform activities such as development, and other independent business activities. However, a TRS may not directly or indirectly operate or manage any hotels or provide rights to any brand name under which any hotel is operated.

We and the TRS Lessee must make a joint election with the IRS for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

The rent that we receive from a TRS qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel or other establishment in which more than one-half of the dwelling units are used on a transient basis. A “qualified lodging facility” does not include any facility where wagering activities are conducted or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

We have formed the TRS Lessee as a wholly owned TRS. We lease each of our hotels to the TRS Lessee or one of its subsidiaries. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties. If they do not, the IRS could impose a 100% excise tax on certain transactions between our TRS and us or our tenants that are not conducted on an arm’s-length basis. We believe that all transactions between us and the TRS Lessee are conducted on an arm’s-length basis. Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation.

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

Ground and Air Lease Agreements

At December 31, 2008, eight of our hotels are subject to ground or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2008, the remaining terms of these ground and air leases (including renewal options) range from approximately 27 to 88 years. These leases generally require us to make rental payments and payments for all or portions of charges, costs, expenses and liabilities, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground or air lease or any proposed assignment of our leasehold interest as ground or air lessee under the ground or air lease may require the consent of the applicable ground or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground or air lessee’s interest in any such property in the future absent the consent of the ground or air lessor, even if such transaction may be in the best interests of our stockholders. Two of the leases prohibit the sale or conveyance of the hotel and assignment of the leases by us to another party without first offering the lessor the opportunity to acquire our interests in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

At two of our hotels, we have the option to acquire the ground lessor’s interest in the ground lease subject to certain exercisability provisions. At this time, we do not intend to exercise any option to purchase the ground lessor’s interest in any of the leases.

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on June 30, 2010, with an option to extend for an additional five years.

Employees

At February 1, 2009, we had 47 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

We have provided unsecured environmental indemnities to certain lenders. We have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we could have recourse against other previous owners. Although we have tried to mitigate some environmental risk through insurance, this insurance may not cover all or any of the environmental risks we encounter.

ADA Regulation

Our properties must comply with various laws and regulations, including Title III of the Americans with Disabilities Act (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA; however, noncompliance with the ADA could result in capital expenditures, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenue for hotels in tourist areas generally is substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, medical conditions such as public health concerns, airline strikes, cost of air travel or reduced airline capacity, economic factors and other considerations affecting travel.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing costs such as labor, food, taxes, property and casualty insurance and utilities.

Securities Exchange Act Reports

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

The statements in this section describe some of the significant risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995, as amended. Our disclosure and analysis in this 2008 Annual Report on Form 10-K and in our 2008 Annual Report to Stockholders contain certain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. We also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” and other similar terms and phrases, including references to assumptions and forecasts of future results.

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

Risks Related to Our Business

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

The present U.S. recession and global economic slowdown and the uncertainty over their respective depths and durations have adversely affected our business. In addition, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity have reduced and may continue to reduce the demand for our hotel rooms. Accordingly, our financial results have been and may continue to be harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs return to the recent high levels for an extended period or increase further.

Volatility in the debt and equity markets may adversely affect our ability to acquire or sell hotel assets.

The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have a material adverse effect on our financial condition or results of operations. Among other things, recently the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. The recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow from the acquisition and operations of hotels and mortgage loans.

The current U.S. and global economic and financial crisis has also severely strained the credit markets resulting in the bankruptcies and mergers of large financial institutions and significant investment in and control by government bodies of financial institutions to avoid further illiquidity and bank failures. At times, certain segments of the credit market have frozen with banks no longer willing to make loans. The continuation or intensification of current levels of market disruption and volatility could adversely affect the value of our hotel properties, addressed separately below.

We have historically used capital obtained from debt and equity markets, along with mortgage debt, to acquire hotel assets. If these markets continue to remain difficult to access, including because of a low demand for debt or equity securities, higher debt prices and interest rates, a low value for equity securities (including our common or preferred stock), and more restrictive lending standards, our ability to obtain capital for acquisitions on favorable terms or at all could continue to be adversely affected. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate is inversely correlated to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of interest rates on mortgage debt and return expectations of equity investors. Interest rates for hotel mortgages have increased by several percentage points since we entered into our last mortgage financing in April 2007. Equity investor return expectations have also risen during the same time period. If capital costs remain at current levels or increase, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline.

As of December 31, 2008, we had approximately $1,712.8 million of outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt, approximately $329.2 million matures over the next three years ($81.0 million in 2010 and $248.2 million in 2011). Carrying our outstanding debt may adversely impact our business and financial results by:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for distributions to our stockholders and for our operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions; and

•	compelling us to sell one or more properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to our stockholders at least 90% of our annual REIT taxable income or otherwise to ensure that we maintain our qualification as a REIT for federal income tax purposes. In addition to our outstanding debt, at December 31, 2008, we had $3.5 million in outstanding letters of credit.

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

Our credit facility and our Series C preferred stock contain financial covenants that could limit our financial flexibility and harm our financial condition.

Both our credit facility and our Series C cumulative convertible preferred stock, or the Series C preferred stock, contain, and other financings that we may incur or assume in the future may contain, financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders (other than, in the case of the credit facility, those required to maintain our REIT status), as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Advances under the credit facility are subject to borrowing base requirements based on the hotels securing the facility. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our credit facility could result in a default under one or more of our debt instruments. This could cause one or more of our lenders to accelerate the timing of our payment obligations and could harm our business, operations, financial condition or liquidity. We believe if economic trends continue to negatively affect the demand of our hotels, we may fail to meet our financial covenants under the credit facility and our Series C preferred stock within the next 12 to 24 months. In advance of such a failure, with respect to our credit facility, in addition to other alternatives we may seek to renegotiate the terms of our credit facility, or we may elect to terminate the credit facility. If we fail to meet certain financial covenants with respect to our Series C preferred stock, the Series C holder would be entitled to elect one member to our board of directors and to receive a default dividend of 0.50% of its liquidation preference (as defined in the articles supplementary for the Series C preferred stock) in addition to any other dividend to which it is entitled. In addition, we would be restricted from paying a dividend on our common stock while such failure continues.

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

Two of our directors, Messrs. Alter and Wolff, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest. These potential conflicts have been disclosed to and approved by the board of directors.

We face competition for hotel acquisitions and dispositions, and we may not be successful in completing hotel acquisitions or dispositions that meet our criteria, which may impede our business strategy.

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

The acquisition of a portfolio of hotels presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. Multiple hotel acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in geographically dispersed markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms or may have to pay a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

In the past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. For example, revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will likely continue to have an adverse effect on our business.

We own primarily upper upscale and upscale hotels, and the upper upscale and upscale segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could negatively affect our profitability.

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

As of December 31, 2008, 17 of the 43 hotels we owned, the largest concentration of our hotels in any state, representing approximately 33% of our rooms and approximately 31% of our 2008 revenues, are located in California. The concentration of our hotels in California makes our business disproportionately affected by economic conditions, competition and real and personal property tax rates in California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The operating results of some of our individual hotels are significantly impacted by group contract business and other large customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and other large customers, or large events, can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Because most of our hotels are operated under franchise agreements or are brand managed, termination of these franchise or management agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2008, 40 of the 43 hotels we owned, representing approximately 92% of our rooms, were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Hyatt, Fairmont, Hilton and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, financeability or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock. See also “Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations” below.

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

Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations.

In order to qualify as a REIT, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage our hotels. Thus, independent management companies, including Interstate SHP, Marriott, Hyatt, Fairmont, Hilton and Starwood, control the daily operations of our hotels.

As of December 31, 2008, Interstate SHP operated 25 of the 43 hotels we owned. Additionally, subsidiaries of Marriott operated 13 of our hotels, Hyatt operated two of our hotels, and Fairmont, Hilton and Starwood each operated one of our hotels. Under the terms of our management agreements with these companies, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to adequately operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we do not have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default and, therefore, need to replace any of our management companies, those events could result in significant disruptions at the affected hotels upon the termination of a manager. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

Due to certain federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we lease our hotel properties to the TRS Lessee, which contracts with third-party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee to make rent payments under these leases. In general, under the leases with the TRS Lessee, we will receive from the TRS Lessee both fixed rent and variable rent based upon a percentage of gross revenues and the number of occupied rooms. As a result, we participate in the operations of our hotels only through our share of rent paid pursuant to the leases.

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

Because eight of our hotels are subject to ground or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying eight of our hotels are based upon our interest under long-term ground or air leases with unaffiliated parties. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2008, the terms of these ground or air leases (including renewal options) range from approximately 27 to 88 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified and provided certain required information in a timely manner prior to the meeting.

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

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including the possibility of a prolonged U.S. recession;

•	threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	recent volatility in the credit or equity markets and its effect on the general economy and, as a result, the demand for lodging;

•	increased competition from other hotels in our markets;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	unexpected changes in business, commercial and leisure travel and tourism;

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of our 43 hotels owned at December 31, 2008, 17 were located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states.

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

We obtain terrorism insurance as part of our all-risk property insurance program. However, our all-risk policies have limitations such as per occurrence limits and sublimits that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (the “TRIA”) for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage for all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events), as well as for “certified” events, as our terrorism coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. To the extent we have property damage directly related to fire following a nuclear, biological or chemical incident, however, our coverage will extend to reimburse us for our losses. While the TRIA provides for the reimbursement of insurers for losses resulting from nuclear, biological and chemical perils, the TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. The TRIA is due to expire on December 31, 2014. There is no guaranty that terrorism insurance will be readily available or affordable before or after expiration of the TRIA in December 2014. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

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

Tax and Employee Benefit Plan Risks

If we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation, reducing our cash available for distribution.

We are a REIT under the Code, which affords us significant tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate federal and state level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

We hold certain properties acquired from C corporations (and may acquire additional such properties in the future), in which we must adopt the C corporation’s tax basis in that asset as our tax basis. If we sell any such property within ten years of the date on which we acquire it, then we will have to pay tax on the gain at the highest regular corporate tax rate.

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

Risks Related to Our Common Stock

The terms of our management agreements with Interstate SHP were negotiated by us and Sunstone Hotel Investors, LLC, which had a conflict of interest because of the payment it received from Interstate SHP for its interests in the subsidiary that managed our hotels prior to the formation and structuring transactions consummated at the time of our initial public offering.

The initial terms of the management agreements with Interstate SHP were the result of negotiations among us, Sunstone Hotel Investors, LLC and Interstate SHP. At the time of the formation and structuring transactions, Interstate SHP purchased from Sunstone Hotel Investors, LLC the corporate subsidiary that managed our hotels and employed the employees of our hotels and paid $8.0 million in cash to Sunstone Hotel Investors, LLC; this payment was not contributed to us in the formation and structuring transactions that took place at the time of our initial public offering. As a result of this payment, Sunstone Hotel Investors, LLC had a conflict of interest with us in negotiating the management agreements with Interstate SHP.

We could be exposed to substantial liabilities for events or circumstances that predate the consummation of our initial public offering.

In connection with the formation and structuring transactions consummated at the time of our initial public offering, we assumed the liabilities (known and unknown) associated with certain properties and entities contributed to us in connection with those formation and structuring transactions. In addition, in connection with Interstate SHP’s agreement to purchase the corporate subsidiary of Sunstone Hotel Investors, LLC that managed our hotels and employed the employees of our hotels, Interstate SHP required that we indemnify it from any liabilities of the corporate subsidiary that accrued prior to the consummation of our initial public offering. These potential liabilities may include, without limitation, liabilities associated with the employees who currently work or previously worked for the corporate subsidiary. At this time, we are not aware of, or able to quantify, any potential liabilities which may arise as a result of our acquisition of the hotel properties and entities in these formation and structuring transactions or the indemnification of Interstate SHP. Any such claims could give rise to economic liabilities which could be substantial and for which we would have no recourse. If any such liability is established against us, our financial condition could be harmed.

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

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•	the possibility of a prolonged U.S. recession impacting the market for common equity generally;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance or changes in our estimates by securities analysts;

•	the trading volumes of our stock;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock, in the foreseeable future;

•	the addition or departure of board members; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

We paid a quarterly cash dividend of $0.35 per share of common stock, a quarterly cash dividend of $0.50 per share of Series A cumulative redeemable preferred stock, or the Series A preferred stock, and a quarterly cash dividend of $0.404 per share of Series C preferred stock in each of January, April, July and October 2008. In December 2008, our board of directors authorized the payment of a dividend of $0.75 per share of common stock payable in cash and stock, a quarterly cash dividend of $0.50 per share of Series A preferred stock, and a quarterly cash dividend of $0.393 per share of Series C preferred stock. We paid such dividends in January 2009. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our capital requirements. In addition, our credit facility and our Series C preferred stock contain covenants that may restrict us from paying dividends or making distributions. Consequently, our dividend may fluctuate or may be eliminated depending on changes in our operations.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. The Internal Revenue Service recently issued Revenue Procedure 2009-15 which provides guidance stating that certain stock distributions made by REITs and declared with respect to taxable years of REITs ending on or before December 31, 2009 would qualify for the dividends paid deduction. To satisfy the conditions of Revenue Procedure 2009-15, we would be required to, among other things, provide each stockholder the opportunity to elect to receive its distribution in either cash or stock, and any limitation on the aggregate amount of cash distributed must not be less than 10% of the aggregate value of the distribution. A reduction in the cash yield on our common stock could adversely affect the price of our stock.

Shares of our common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock. As of December 31, 2008, the Operating Partnership had issued $250 million aggregate principal amount of 4.6% Exchangeable Senior Notes of the Operating Partnership exchangeable under certain conditions for shares of our common stock at an exchange rate equal to 32.9179 shares of our common stock for each $1,000 principal amount of notes (which equates to an exchange price of $30.38 per share) for a total of approximately 8.2 million shares. The exchange rate is subject to further adjustment for various reasons, including as a result of the payment of dividends to common stockholders.

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

Our dividend policy and market interest rates may affect the price of shares of our common stock.

We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates or reductions in our dividend rate could cause the market price of our shares to decrease.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth additional summary information with respect to our 43 hotels as of December 31, 2008:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Manager
Marriott	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott	Del Mar	California	Upper Upscale	Full Service	284	Marriott
Marriott	Houston	Texas	Upper Upscale	Full Service	390	Interstate SHP
Marriott	Napa	California	Upper Upscale	Full Service	274	Interstate SHP
Marriott	Ontario	California	Upper Upscale	Full Service	299	Interstate SHP
Marriott	Park City	Utah	Upper Upscale	Full Service	199	Interstate SHP
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	286	Marriott
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	Interstate SHP
Marriott	Provo	Utah	Upper Upscale	Full Service	330	Interstate SHP
Marriott	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott	Riverside	California	Upper Upscale	Full Service	292	Interstate SHP
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	Interstate SHP
Marriott(2)	Salt Lake City	Utah	Upper Upscale	Full Service	218	Interstate SHP
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	Marriott
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	396	Marriott
Courtyard by Marriott(2)	Los Angeles	California	Upscale	Full Service	179	Interstate SHP
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Full Service	176	Interstate SHP
Renaissance Concourse(2)	Atlanta	Georgia	Upper Upscale	Full Service	387	Marriott
Renaissance Harborplace(2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance LAX	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando Resort at Sea World (3)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Marriott
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	Interstate SHP
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	89	Interstate SHP
Fairmont(2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton	Del Mar	California	Upper Upscale	Full Service	257	Interstate SHP
Hilton	Houston	Texas	Upper Upscale	Full Service	480	Interstate SHP
Hilton	Huntington	New York	Upper Upscale	Full Service	302	Interstate SHP
Hilton(2)	Times Square	New York	Upper Upscale	Full Service	460	Interstate SHP
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	229	Interstate SHP
Embassy Suites Hotel	Chicago	Illinois	Upper Upscale	Extended Stay	367	Interstate SHP
Embassy Suites Hotel	La Jolla	California	Upper Upscale	Extended Stay	340	Hilton
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	Interstate SHP
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Limited Service	125	Interstate SHP
Hyatt	Marietta	Georgia	Upper Upscale	Full Service	202	Hyatt
Hyatt Regency(2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
Sheraton(2)	Cerritos	California	Upper Upscale	Full Service	203	Interstate SHP
W Hotel	San Diego	California	Luxury	Full-Service	258	Starwood
Independent—Valley River Inn	Eugene	Oregon	Upscale	Full Service	257	Interstate SHP
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	668	Interstate SHP
Independent—Rochester Inn and Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	Interstate SHP

Total number of rooms					14,569

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage.
(2)	Subject to a ground or air lease with an unaffiliated third party.
(3)	85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2008, we also have a 38% equity interest in a joint venture that owns the 460-room Doubletree Guest Suites Hotel Times Square, located in New York City, New York. We also own an 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic and other surrounding hospitals and businesses. The facility in Salt Lake City, Utah services our hotels in the area, as well as third party contracts. In addition, we own two undeveloped parcels of land in Price, Utah and Craig, Colorado and an office building in Troy, Michigan.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 14 states and in Washington, D.C. The following table summarizes our 43 hotels by region as of December 31, 2008:

Region	Number of Hotels	Number of Rooms	Percentage of 2008 Revenues
California(1)	17	4,803	31.3%
Other West(2)	7	2,123	11.6
Midwest(3)	7	2,177	11.0
Middle Atlantic(4)	9	4,096	36.0
South(5)	3	1,370	10.1

Total	43	14,569	100.0%

(1)	All but one of these hotels are located in Southern California.
(2)	Includes Oregon, Texas and Utah.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, D.C.
(5)	Includes Florida and Georgia.

The following table presents our occupancy, ADR and RevPAR by geographic region for the 43 hotels for 2006, 2007 and 2008, and may include periods prior to when we acquired our interest in the hotels.

Region	2006			2007			2008
	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
California	75.6%	$143.35	$108.37	79.3%	$150.43	$119.29	77.5%	$148.12	$114.79
Other West	76.0	103.09	78.35	78.7	110.27	86.78	75.0	120.37	90.28
Midwest	66.3	138.83	92.04	69.7	143.72	100.17	67.0	146.80	98.36
Middle Atlantic	75.9	200.15	151.91	77.4	210.13	162.64	74.3	210.70	156.55
South	71.7	130.44	93.53	73.6	137.56	101.24	72.8	141.71	103.16
Weighted Average	74.0	151.81	112.34	76.7	159.18	122.09	74.2	160.99	119.45

Item 3.	Legal Proceedings

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

Our common stock is traded on the NYSE under the symbol “SHO.” On January 30, 2009, the last reported price per share of common stock on the NYSE was $4.31. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2007:
First Quarter	$29.78	$26.35	$0.320
Second Quarter	$29.95	$27.33	$0.320
Third Quarter	$29.83	$24.59	$0.320
Fourth Quarter	$28.10	$18.12	$0.350
2008:
First Quarter	$18.20	$14.97	$0.350
Second Quarter	$20.94	$16.60	$0.350
Third Quarter	$16.38	$10.84	$0.350
Fourth Quarter	$13.07	$3.03	$0.750	(1)

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

We may pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend, if any, depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors our Board of Directors deems relevant. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, or a combination of cash and shares of common stock pursuant to Revenue Procedure 2009-15. The Company intends to maintain its annual dividend level at 100% of taxable income, which may result in a reduction from historical dividends.

As of January 30, 2009, we had approximately 46 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2008 Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	476	$8.93	—	$67,100,000	(2)
November 1, 2008 – November 30, 2008	332	$6.55	—	$67,100,000	(2)
December 1, 2008 – December 10, 2008	—	—	—	$67,100,000	(2)
December 11, 2008 – December 31, 2008	—	—	—	$200,000,000	(3)

Total	808

(1)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.
(2)	On February 21, 2008, the Company announced that its board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). On August 5, 2008, the Company announced that its board authorized an increase of $100.0 million to the 2008 Repurchase Program. As of September 30, 2008, the Company had repurchased 11,108,486 shares of its common stock at a cost of $182.9 million, excluding fees and commission, pursuant to the 2008 Repurchase Program. No shares have been acquired after September 30, 2008 under the 2008 Repurchase Program.
(3)	On December 11, 2008, the Company’s board of directors terminated the 2008 Repurchase Program. On the same date, the board authorized the repurchase of the Company’s common stock, Series A preferred stock, Series C preferred stock and its operating partnership’s exchangeable notes or repayment of secured debt for an aggregate purchase price and/or payment of up to $200.0 million on or prior to December 31, 2009 (the “2009 Repurchase Program”). As of December 31, 2008, the Company had not repurchased any securities or repaid any secured debt under the 2009 Repurchase Program.

Item 6.	Selected Financial Data

The Company was formed to succeed to the businesses of Sunstone Hotel Investors, LLC, WB Hotel Investors, LLC , and Sunstone/WB Hotel Investors IV, LLC (collectively, “Predecessor”), which were engaged in owning, acquiring, selling, managing, and renovating hotel properties in the United States. The following table sets forth selected financial information for the Company and the Predecessor, that has been derived from the consolidated and combined financial statements and notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	The Company					Predecessor(1)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period October 26, 2004 through December 31, 2004	Period January 1, 2004 through October 25, 2004
Operating Data ($ in thousands):
Revenues:
Room	$640,762	$638,119	$511,525	$332,380	$38,652	$202,437
Food and beverage	258,655	259,124	208,253	142,138	18,736	75,560
Other operating	69,747	64,499	51,441	40,652	6,594	30,891
Management and other fees from affiliates	—	—	—	—	4	688

Total revenues	969,164	961,742	771,219	515,170	63,986	309,576

Operating expenses:
Room	141,602	138,821	112,835	73,190	9,115	43,393
Food and beverage	185,610	186,102	145,916	98,382	12,698	52,131
Other operating	36,356	36,741	32,563	26,530	4,374	20,563
Advertising and promotion	52,496	50,889	42,116	32,618	3,905	17,553
Repairs and maintenance	38,049	36,751	31,104	21,265	2,921	12,528
Utilities	37,812	33,934	29,475	20,750	2,778	12,190
Franchise costs	36,479	35,893	29,839	18,100	2,580	14,112
Property tax, ground lease and insurance	55,539	53,352	48,445	28,463	3,682	16,921
Property general and administrative	110,419	110,177	90,622	59,064	8,071	25,130
Corporate overhead	21,678	28,048	18,858	14,473	7,174	23,109
Depreciation and amortization	115,710	111,326	83,793	56,310	7,868	35,477
Goodwill and other impairment losses	2,904	—	—	—	—	1,245

Total operating expenses	834,654	822,034	665,566	449,145	65,166	274,352

Operating income (loss)	134,510	139,708	105,653	66,025	(1,180)	35,224
Equity in net earnings (losses) of unconsolidated joint ventures	(1,445)	(3,588)	140	—	—	—
Interest and other income	3,761	9,101	4,206	3,079	154	478
Interest expense	(98,289)	(92,431)	(78,951)	(47,700)	(13,014)	(33,841)

Income (loss) before minority interest, income taxes, and discontinued operations	38,537	52,790	31,048	21,404	(14,040)	1,861
Minority interest	—	—	—	(1,761)	2,706	125
Income tax benefit	—	—	—	—	—	176

Income (loss) from continuing operations	38,537	52,790	31,048	19,643	(11,334)	2,162

Income (loss) from discontinued operations	36,206	72,873	22,189	10,562	(6,563)	(20,365)

Net income (loss)	74,743	125,663	53,237	30,205	$(17,897)	$(18,203)

Preferred stock dividends and accretion	(20,884)	(20,795)	(19,616)	(10,973)
Undistributed income allocated to Series C preferred stock	—	(1,583)	—	—

Income available to common stockholders	$53,859	$103,285	$33,621	$19,232

Net income (loss) from continuing operations available to common stockholders per diluted common share	$0.33	$0.51	$0.20	$0.21	$(0.34)

Cash flows provided by operating activities	$160,863	$213,593	$163,575	$112,046	$120	$33,370

Balance sheet data ($ in thousands):
Investment in hotel properties, net	$2,452,811	$2,450,728	$2,146,133	$1,741,945	$1,108,112
Total assets	2,805,611	3,049,152	2,760,373	2,249,189	1,253,745
Total debt	1,712,765	1,722,151	1,499,828	1,181,178	712,461
Total liabilities	1,807,610	1,856,906	1,624,583	1,292,228	793,367
Equity	898,305	1,092,750	1,036,494	857,865	415,548

(1)	In connection with our public offering in 2004, we undertook certain formation and structuring transactions with respect to our operating and capital structure to prepare for operation as a public company. These transactions affect the comparability of our results from and after October 26, 2004 and our results prior to that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. Sunstone operates as a self-managed and self-administered real estate investment trust, or REIT. A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. Sunstone owns, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC, or the Operating Partnership, which is the entity that directly or indirectly owns its hotel properties. Sunstone also owns 100% of the interests of its taxable REIT subsidiary, the TRS Lessee, which leases all of Sunstone’s hotels from the Operating Partnership, and engages third parties to manage Sunstone’s hotels.

We own primarily upper upscale and upscale hotels in the United States. As of December 31, 2008, we owned 43 hotels, of which we classify 38 as upscale or upper upscale, two as luxury and three as mid-scale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hyatt, Fairmont, Hilton and Starwood, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort hotels. Our average hotel has 339 rooms.

The demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle. We seek to employ a cycle-appropriate portfolio management strategy, which emphasizes active investment, both in terms of acquisitions of new hotels and selective investments of capital into our portfolio through hotel renovations and repositioning projects during the growth phase of the lodging cycle; net hotel dispositions during the mature phase of the lodging cycle; and capital preservation during cyclical declines.

During all phases of the cycle, we seek to maximize the value of our portfolio through creative and proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues and minimize operational expenses.

During 2008, in light of the current cyclical decline, we increased our unrestricted cash balance by $112.9 million from $66.1 million to $179.0 million. We intend to continue to maintain higher than historical cash balances until the lodging cycle begins to enter a new growth phase. We believe that by maintaining higher cash balances during the current cyclical decline, we have enhanced our financial security and flexibility and reduced our need to access external capital. All of our debt bears fixed interest at a weighted average rate of 5.5%, and the weighted average term to maturity of our debt is 8.4 years. Of our total debt, approximately $329.2 million matures over the next three years ($81.0 million in 2010 and $248.2 million in 2011).

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue;

•

comparable RevPAR growth, which we define as the change in RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR growth as our “Comparable Portfolio”;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index; and

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

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties. Prior to December 2007, this category also included operating revenue from BuyEfficient, LLC (“BuyEfficient”). In December 2007, we entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”), to own and operate BuyEfficient. Our 50% interest in BuyEfficient is now reflected on our balance sheet as investments in unconsolidated joint ventures, and on our income statements as equity in net earnings (losses) of unconsolidated joint ventures.

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

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, professional fees, travel expenses and office rent;

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•

Goodwill and other impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our annual impairment evaluation and to reduce the carrying value of assets on our balance sheet to their fair value.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Equity in net earnings (losses) of unconsolidated joint ventures, which includes our portion of net earnings or losses from our joint ventures;

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

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. During 2008, as a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase, with demand for lodging rooms declining by approximately 1.6% as compared to 2007. As a result of declining demand and increases in new hotel supply, our 2008 total portfolio RevPAR declined by 2.2% as compared to 2007. We anticipate that lodging demand will not improve, and will likely weaken further, until liquidity is restored in the credit markets and the U.S. economy begins to strengthen. We believe such improvements may not occur during 2009, and, therefore, we expect lodging demand to continue to decline in 2009. Historically, periods of declining demand are followed by extended periods of relatively strong demand, during the growth phase of the lodging cycle. Assuming the current U.S. recession ends in 2009, we expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will eventually benefit from the current economic climate and restrictive financing environment, as new hotel construction projects will be difficult to finance. As a result, we believe the initiation of hotel development will be constrained through 2009, with certain hotel projects currently in the planning stages being postponed or cancelled. Given the one to three year timeline needed to construct a typical hotel, we expect a window of two to four years beginning in 2010 during which the number of new hotel openings will be limited.

•

Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of our operators’ effectiveness in maximizing revenues. Similarly, we believe that strong operating flow through is a good indicator of our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management tactics while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. Our down-market revenue maximization tactics may entail using alternative distribution channels, such as internet wholesalers. Our operators may also look to enter into long-term airline crew contracts, or they may accept forms of lower-rated business that we would not typically take during periods of stronger demand. Our revenue management tactics generally are oriented towards maintaining ADR even if the result may be a reduction in occupancy, as reductions in RevPAR attributable to reductions in occupancy may be accompanied by decreases in occupancy-variable expenses, such as housekeeping labor and utilities expense. Reductions in RevPAR attributable to lower ADR typically result in minimal changes in operating costs and expenses (ADR-variable expenses are limited to revenue-based items such as credit card commissions and management and franchise fees). Thus, reductions in RevPAR associated with lower ADR may result in minimal flow through, and as a result, lower operating margins. Reductions in RevPAR associated with lower occupancy may result in better flow through and, as a result, less impacted operating margins.

With respect to maximizing operational flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, taking advantage of relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives can be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators may not be able to directly control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Additionally, there are limits to how much our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results. The following table presents our operating results for 2008 and 2007, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated income statements, and includes continuing operating results for 43 hotels (14,569 rooms) as of December 31, 2008 and 2007. The results of operations for the two hotels that were sold in 2008 are included in income from discontinued operations for the year ended December 31, 2008. The results of operations for the two hotels that were sold in 2008 and the seven hotels that were sold in 2007 are included in income from discontinued operations for the year ended December 31, 2007. These period amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2008	2007	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$640,762	$638,119	$2,643	0.4%
Food and beverage	258,655	259,124	(469)	(0.2)%
Other operating	69,747	64,499	5,248	8.1%

Total revenues	969,164	961,742	7,422	0.8%

OPERATING EXPENSES
Hotel operating	583,943	572,483	11,460	2.0%
Property general and administrative	110,419	110,177	242	0.2%
Corporate overhead	21,678	28,048	(6,370)	(22.7)%
Depreciation and amortization	115,710	111,326	4,384	3.9%
Goodwill and other impairment losses	2,904	—	2,904	100.0%

Total operating expenses	834,654	822,034	12,620	1.5%

Operating income	134,510	139,708	(5,198)	(3.7)%

Equity in net earnings (losses) of unconsolidated joint ventures	(1,445)	(3,588)	2,143	59.7%
Interest and other income	3,761	9,101	(5,340)	(58.7)%
Interest expense	(98,289)	(92,431)	(5,858)	6.3%

Income from continuing operations	38,537	52,790	(14,253)	(27.0)%
Income from discontinued operations	36,206	72,873	(36,667)	(50.3)%

NET INCOME	74,743	125,663	(50,920)	(40.5)%
Preferred stock dividends and accretion	(20,884)	(20,795)	(89)	0.4%
Undistributed income allocated to Series C preferred stock	—	(1,583)	1,583	N/A

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$53,859	$103,285	$(49,426)	(47.9)%

The following table presents our operating results for 2007 and 2006, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated income statements, and includes continuing operating results for 43 hotels (14,569 rooms) as of December 31, 2007 and 40 hotels (13,204 rooms) as of December 31, 2006. The results of operations for the two hotels that were sold in 2008 and the seven hotels that were sold in 2007 are included in income from discontinued operations for the year ended December 31, 2007. The results of operations for the two hotels that were sold in 2008, the seven hotels that were sold in 2007 and the 15 hotels that were sold in 2006 are included in income from discontinued operations for the year ended December 31, 2006. These period amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2007	2006	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$638,119	$511,525	$126,594	24.7%
Food and beverage	259,124	208,253	50,871	24.4%
Other operating	64,499	51,441	13,058	25.4%

Total revenues	961,742	771,219	190,523	24.7%

OPERATING EXPENSES
Hotel operating	572,483	472,293	100,190	21.2%
Property general and administrative	110,177	90,622	19,555	21.6%
Corporate overhead	28,048	18,858	9,190	48.7%
Depreciation and amortization	111,326	83,793	27,533	32.9%

Total operating expenses	822,034	665,566	156,468	23.5%

	2007	2006	Change $	Change %
	(dollars in thousands, except statistical data)
Operating income	139,708	105,653	34,055	32.2%
Equity in net earnings (losses) of unconsolidated joint venture	(3,588)	140	(3,728)	(2,662.9)%
Interest and other income	9,101	4,206	4,895	116.4%
Interest expense	(92,431)	(78,951)	(13,480)	17.1%

Income from continuing operations	52,790	31,048	21,742	70.0%
Income from discontinued operations	72,873	22,189	50,684	228.4%

NET INCOME	125,663	53,237	72,426	136.0%
Preferred stock dividends and accretion	(20,795)	(19,616)	(1,179)	6.0%
Undistributed income allocated to Series C preferred stock	(1,583)	—	(1,583)	N/A

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$103,285	$33,621	$69,664	207.2%

Revenues. Total revenue for the year ended December 31, 2008 was $969.2 million as compared to $961.7 million for the year ended December 31, 2007 and $771.2 million for the year ended December 31, 2006. Total revenue for 2008 included room revenue of $640.8 million, food and beverage revenue of $258.7 million, and other revenue of $69.7 million. Total revenue for 2007 included room revenue of $638.1 million, food and beverage revenue of $259.1 million, and other revenue of $64.5 million. Total revenue for 2006 included room revenue of $511.5 million, food and beverage revenue of $208.3 million, and other revenue of $51.4 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the years ended December 31, 2008, 2007 and 2006. The comparisons do not include the results of operations for the two hotels sold in 2008, the seven hotels sold in 2007, and the 15 hotels sold in 2006. Because seven of our hotels owned as of December 31, 2008 were acquired during 2006 and 2007, the key operating metrics for the total hotel portfolio and the comparable hotel portfolio reflect the results of operations of those seven hotels under previous ownership for a portion of the periods presented.

	2008			2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (43 hotels)	74.2%	$160.99	$119.45	76.7%	$159.18	$122.09	<250> bps	1.1%	<2.2>	%
Comparable Hotel Portfolio (41 hotels) (1)	74.7%	$159.54	$119.18	77.4%	$157.63	$122.01	<270> bps	1.2%	<2.3>	%

	2007			2006			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (43 hotels)	76.7%	$159.18	$122.09	74.0%	$151.81	$112.34	270 bps	4.9%	8.7%
Comparable Hotel Portfolio (40 hotels) (2)	77.3%	$157.75	$121.94	75.3%	$150.25	$113.14	200 bps	5.0%	7.8%

(1)	Includes hotel properties owned on December 31, 2008, excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando).
(2)	Includes hotel properties owned on December 31, 2008, excluding hotels that experienced material disruption during the reporting periods (Fairmont Newport Beach, Renaissance Baltimore and Renaissance Orlando).

For the year ended December 31, 2008, RevPAR for our pro forma total portfolio decreased 2.2% from 2007 to $119.45. Occupancy decreased 250 basis points to 74.2%, while ADR increased 1.1% to $160.99. For our pro forma comparable hotel portfolio, RevPAR decreased 2.3% from 2007 to $119.18. Occupancy decreased 270 basis points to 74.7%, while ADR increased 1.2% to $159.54.

For the year ended December 31, 2007, RevPAR for our pro forma total portfolio increased 8.7% from 2006 to $122.09. Occupancy increased 270 basis points to 76.7%, while ADR increased 4.9% to $159.18. For our pro forma comparable hotel portfolio, RevPAR increased 7.8% from 2006 to $121.94. Occupancy increased 200 basis points to 77.3%, while ADR increased 5.0% to $157.75.

The increase in our RevPAR for the year ended December 31, 2007 was significantly affected by increases in RevPAR at several of our recently renovated hotels.

Room revenue. Room revenue increased $2.6 million, or 0.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. We acquired three hotels during the period from January 1, 2007 to December 31, 2008: Renaissance LAX, Marriott Long Wharf, and Marriott Boston Quincy (the “three hotels”). The three hotels contributed $10.9 million to room revenue during 2008. In addition, room revenue generated by the hotels we acquired prior to January 1, 2007 (our “existing portfolio”) decreased $8.3 million during 2008 due to a decrease in occupancy ($17.2 million) partially offset by an increase in ADR ($8.9 million).

Room revenue increased $126.6 million, or 24.7% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. We acquired seven hotels during the period from January 1, 2006 to December 31, 2007: Marriott Del Mar, Hilton Times Square, Embassy Suites La Jolla, W Hotel San Diego, Renaissance LAX, Marriott Long Wharf, and Marriott Boston Quincy (the “seven hotels”). The seven hotels contributed $85.5 million to room revenue during 2007. In addition, growth in the hotels we acquired prior to January 1, 2006 (our “2007 existing portfolio”) contributed $41.1 million to room revenue during 2007 due to increases in both occupancy ($15.8 million) and ADR ($25.3 million).

Food and beverage revenue. Food and beverage revenue decreased $0.5 million, or 0.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three hotels contributed $3.2 million to food and beverage revenue during 2008. Food and beverage revenue generated from our existing portfolio decreased $3.7 million during 2008 as compared to 2007, due primarily to a decrease in banquet revenue as businesses and groups scaled back their conferences and meetings due to the struggling economy. This decreased revenue was slightly offset by an increase in outlet revenue as 2007 included renovation disruption at the Renaissance Baltimore, the Renaissance Long Beach and the Renaissance Orlando.

Food and beverage revenue increased $50.9 million, or 24.4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $26.7 million to food and beverage revenue during 2007. Food and beverage revenue generated from our 2007 existing portfolio increased $24.2 million during 2007 as compared to 2006, due primarily to higher occupancy levels at the hotels.

Other operating revenue. Other operating revenue increased $5.2 million, or 8.1%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three hotels contributed $1.2 million to other operating revenue during 2008. Other operating revenue generated from our existing portfolio increased $4.0 million during 2008. A substantial portion of our other operating revenue in 2008 resulted from a performance guaranty provided by the manager of the Fairmont Newport Beach. We recognized $3.5 million of the $6.0 million performance guaranty during the year ended December 31, 2008, and recognized no guaranty amount during the year ended December 31, 2007. We have used a total of $3.5 million of this guaranty, and we expect to fully utilize the remaining amount of this guaranty in 2009. Other revenue generated from our existing portfolio also increased during 2008 as compared to 2007 due to an increase in transportation and parking revenue generated by several of our hotels due to changes in parking management agreements, combined with an increase in revenue at both of our laundry facilities. These increases were partially offset by the reclassification of BuyEfficient’s operations to equity in net earnings (losses) of unconsolidated joint ventures, combined with a decrease in telephone revenue.

Other operating revenue increased $13.1 million, or 25.4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $6.3 million to other operating revenue during 2007. Other operating revenue generated from our 2007 existing portfolio increased $6.8 million during 2007 as compared to 2006 primarily due to increased internet usage, telephone, transportation and parking revenue caused by the increased occupancy, combined with attrition fees collected by our hotels, as well as increased revenue generated by BuyEfficient and by one of our laundry facilities.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and other hotel operating expenses increased $11.5 million, or 2.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three hotels contributed $11.5 million to hotel operating expenses during 2008. Hotel operating expense in our existing portfolio remained flat during 2008 as compared to 2007. More specifically, hotel operating expenses in our existing portfolio decreased in correlation to the decreases in related room, food and beverage and other revenue, combined with decreased property insurance expense due to lower premiums, as well as decreased ground lease expense due to our purchase of the land underlying our Renaissance Orlando hotel. Prior to our acquisition, the land had been leased from a third party. We expect our ground lease expense to decrease by approximately $2.0 million in 2009 due to this acquisition. These decreases were mostly offset during the year ended December 31, 2008 as compared to 2007, by increased utility expenses due to higher energy costs, advertising and promotion expenses due to higher complimentary promotional food and beverage expenditures, and property taxes due to supplemental property tax bills assessed to several of our hotels.

Hotel operating expenses increased $100.2 million, or 21.2%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $66.1 million in other operating expenses during 2007. In addition, hotel operating expenses in our 2007 existing portfolio increased $34.1 million during 2007 as compared to 2006. These higher costs in our 2007 existing portfolio during 2007 were driven by our increases in related revenues, the direct result of higher occupancy as well as an increase in advertising cost.

Property general and administrative expense. Property general and administrative expense increased $0.2 million, or 0.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three hotels contributed $1.8 million to property general and administrative expense. Property general and administrative expense in our existing portfolio decreased $1.6 million primarily due to the reclassification of BuyEfficient’s operations to equity in net earnings (losses) of unconsolidated joint ventures. In addition, property general and administrative expense decreased during the year ended December 31, 2008 as compared to the same period in 2007 due to decreased payroll expenses and management fees associated with the decrease in revenue, partially offset by increased contract and professional services, bad debt expense and credit card commissions. Property general and administrative expenses for the year ended December 31, 2008 also includes $0.9 million in severance and restructuring charges as our hotels worked to control costs during the current economic slowdown.

Property general and administrative expense increased $19.6 million, or 21.6%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $13.7 million to property general and administrative expense during 2007. In addition, property general and administrative expense in our 2007 existing portfolio increased $5.9 million primarily due to wage increases and to other hotel-specific expenses, such as increased credit card commissions and management fees, associated with the overall increase in revenue.

Corporate overhead expense. Corporate overhead expense decreased $6.4 million, or 22.7%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to additional costs incurred in 2007 for severance related to the chief executive officer succession and the senior management team transition. Corporate overhead expenses during 2008 were also reduced as compared to 2007 due to our elimination of a separate Chief Accounting Officer position, which we have combined with the Chief Financial Officer position. These decreases were partially offset by $0.2 million in severance costs recorded in 2008 combined with increased costs associated with exploring potential hotel acquisitions and dispositions, entity level state franchise and minimum tax payments, sales tax expense, and legal expense.

Corporate overhead expense increased $9.2 million, or 48.7%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006, due to executive officer severance costs which totaled $3.5 million and costs related to the chief executive officer succession which totaled $1.5 million, as well as increases in compensation, including bonus accruals, deferred stock compensation and related payroll expenses, and increases in other corporate expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.4 million, or 3.9% during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three hotels contributed $3.7 million in depreciation and amortization expense during 2008. Depreciation and amortization expense in our existing portfolio increased $0.7 million.

Depreciation and amortization expense increased $27.5 million, or 32.9%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. The seven hotels contributed $15.7 million in depreciation and amortization expense during 2007. Depreciation and amortization expense in our 2007 existing portfolio increased by $11.8 million.

Goodwill and other impairment losses. Goodwill and other impairment losses totaled $2.9 million for the year ended December 31, 2008 as compared to zero for both the years ended December 31, 2007 and 2006. In conjunction with our 2008 annual goodwill impairment evaluation, we wrote off $2.8 million of goodwill associated with our Marriott Napa Valley hotel. In addition, we recognized a $0.1 million impairment loss on a vacant parcel of land in anticipation of its sale in January 2009.

Equity in net earnings (losses) of unconsolidated joint ventures. Equity in net earnings (losses) of unconsolidated joint ventures totaled a net loss of $1.4 million for the year ended December 31, 2008 as compared to a net loss of $3.6 million for the year ended December 31, 2007, and income of $0.1 million for the year ended December 31, 2006. In 2008, we recognized a $1.6 million loss on our Doubletree Guest Suites Hotel Times Square joint venture, which we originally purchased in December 2006, and income of $0.2 million on our BuyEfficient joint venture which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient. In 2007, we recognized a $3.6 million loss on our Doubletree Guest Suites Hotel Times Square joint venture, and nominal income on our BuyEfficient joint venture. In 2006, we recognized income of $0.1 million on our Doubletree Guest Suites Hotel Times Square joint venture.

Interest and other income. Interest and other income totaled $3.8 million for the year ended December 31, 2008, $9.1 million for the year ended December 31, 2007 and $4.2 million for the year ended December 31, 2006. In 2008, we recognized $3.6 million in interest income, and $0.2 million in other miscellaneous income. In 2007, we recognized a $6.1 million gain on our sale of BuyEfficient, $2.9 million in interest income, and $0.1 in other miscellaneous income. In 2006, we recognized $3.9 million in interest income and $0.3 million in other miscellaneous income.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest expense	$96,587	$90,625	$66,662
Deferred financing fees	1,702	1,389	1,451
Write-off deferred financing fees	—	64	2,765
Write-off loan premium	—	(465)	(1,903)
Costs associated with early extinguishments of debt	—	818	9,976

	$98,289	$92,431	$78,951

Interest expense increased $5.9 million, or 6.3%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Interest expense includes an additional $5.9 million incurred during 2008 as compared to 2007 as a result of a mortgage loan obtained to finance our acquisition of the Marriott Long Wharf in March 2007, combined with the issuance by the Operating Partnership of exchangeable senior notes in June 2007 and an increase in interest expense incurred on our credit facility, which was partially offset by our repayment of three mortgages during 2007. In addition, interest expense increased in 2008 as compared to 2007 due to an increase in amortization of deferred financing fees of $0.3 million, and to a credit of $0.5 million recorded in 2007 to write-off a loan premium as a result of the repayment of a mortgage loan before its maturity date. Partially offsetting these increases, interest expense was reduced in 2008 as compared to 2007 due to an $0.8 million loss on early extinguishment of debt recorded in 2007.

Interest expense increased $13.5 million, or 17.1%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. Interest expense includes an additional $24.0 million incurred during the year ended December 31, 2007 as compared to the year ended December 31, 2006, as a result of mortgage loans obtained during 2006 to finance our acquisitions of the Del Mar Marriott, Hilton Times Square, Embassy Suites La Jolla, and W Hotel San Diego, combined with an additional draw on the mortgage loan of the Renaissance Orlando, a mortgage loan obtained during 2007 to finance our acquisition of the Marriott Long Wharf and the issuance by the Operating Partnership of exchangeable senior notes in June 2007. These increases were partially offset by our repayment of three mortgages during 2007 and a reduction in interest expense incurred on our credit facility in 2007 as compared to 2006. In addition, interest expense in 2007 includes $0.8 million in loss on early extinguishment of debt, and a credit of $0.5 million due to the write-off of a loan premium as a result of the repayment of a mortgage loan before its maturity date. Partially offsetting these items, interest expense was affected in 2007 as compared to 2006 by a $10.0 million loss on early extinguishment of debt and a credit of $1.9 million incurred in 2006 associated with the defeasance of debt. In addition, amortization of deferred financing fees decreased $2.7 million during 2007 as compared to 2006 primarily due to the write-off of deferred financing fees associated with debt refinanced during 2006.

Our weighted average interest rate per annum was approximately 5.5% at both December 31, 2008 and 2007, and 5.7% at December 31, 2006. At December 31, 2008, all of our outstanding notes payable had fixed interest rates.

Income from discontinued operations. Income from discontinued operations totaled $36.2 million for the year ended December 31, 2008, $72.9 million for the year ended December 31, 2007, and $22.2 million for the year ended December 31, 2006. As described under “Investing Activities—Dispositions,” we sold two hotels in 2008, seven hotels in 2007, and 15 hotels in 2006. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we have classified the gains and losses on sale as discontinued operations and reclassified the results of operations for these hotels as discontinued operations.

Preferred stock dividends and accretion. Preferred stock dividends and accretion increased $0.1 million, or 0.4% during the year ended December 31, 2008 as compared to the year ended December 31, 2007, due to an increase in the dividend rate for our Series C preferred stock to $1.605 per share in 2008 from $1.583 per share in 2007.

Preferred stock dividends and accretion increased $1.2 million, or 6.0% during the year ended December 31, 2007 as compared to the year ended December 31, 2006, due to 2.2 million shares of Series A preferred stock that were issued in April 2006.

Investing Activities

Acquisitions. Consistent with our cycle-appropriate strategy, we did not acquire any hotel properties during 2008. In September 2008, we acquired 32.6 acres of land underlying our Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance has been reduced by $0.7 million for the year ended December 31, 2008.

We expect to make few hotel acquisitions until the early growth phase of the lodging cycle. We generally expect acquisition opportunities will continue to be limited in 2009 due to the state of the credit markets and uncertainty regarding near-term business operations.

The following table sets forth the hotels we have acquired since January 1, 2006:

Hotels	Rooms	Acquisition Date
2008:
No hotel acquisitions
2007:
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts (1)	402	March 23, 2007
Renaissance LAX, Los Angeles, California	499	January 4, 2007
2006:
W Hotel, San Diego, California (2)	259	June 26, 2006
Embassy Suites, La Jolla, California (3)	335	May 17, 2006
Hilton Times Square, New York City, New York (4)	444	March 17, 2006
Marriott Del Mar, San Diego, California	284	January 10, 2006

Total January 1, 2006 to December 31, 2008	2,687

(1)	Subsequent to this acquisition, the Company added an additional 10 rooms to this hotel, increasing the room count to 412.
(2)	Subsequent to this acquisition, the Company converted 1 room in this hotel to an alternate use, decreasing the room count to 258.
(3)	Subsequent to this acquisition, the Company added an additional 5 rooms to this hotel, increasing the room count to 340.
(4)	Subsequent to this acquisition, the Company added an additional 16 rooms to this hotel, increasing the room count to 460.

The combined cost for these seven hotel acquisitions was approximately $934.0 million, or $348,000 per room.

Dispositions. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2008. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs) in a modified “Dutch Auction” tender offer (the “Tender Offer”). Although our current intention is to retain a substantial portion of the remaining proceeds until a recovery of the lodging cycle begins, we continue to analyze alternatives for the reinvestment of the remaining proceeds, which, depending on market conditions, may include hotel acquisitions, debt repayments, securities repurchases, other types of investments, or other general corporate needs. In December 2008, we sold the Crowne Plaza in Grand Rapids, Michigan for net proceeds of $3.6 million, including a $2.0 million note receivable, and a net loss of $16.1 million. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

The following table sets forth the hotels we have sold since January 1, 2006:

Hotels	Rooms	Disposition Date
2008:
Crowne Plaza, Grand Rapids, Michigan	320	December 10, 2008
Hyatt Regency, Los Angeles (Century City), California	726	May 30, 2008
2007:
Sheraton, Salt Lake City, Utah	362	December 20, 2007
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007
2006:
Holiday Inn, Rochester, Minnesota	170	December 21, 2006
Courtyard by Marriott, Fresno, California	116	September 13, 2006
Courtyard by Marriott, Lynnwood, Washington	164	September 13, 2006
Courtyard by Marriott, Santa Fe, New Mexico	213	September 13, 2006
Crowne Plaza, Englewood, New Jersey	194	September 13, 2006
Crowne Plaza, Williamsburg, Virginia	303	September 13, 2006
Hawthorn Suites, Kent, Washington	152	September 13, 2006
Holiday Inn, Boise, Idaho	265	September 13, 2006
Holiday Inn, Craig, Colorado	152	September 13, 2006
Holiday Inn, Price, Utah	151	September 13, 2006
Holiday Inn, Renton, Washington	226	September 13, 2006
Holiday Inn, San Diego (Stadium), California	175	September 13, 2006
Marriott, Ogden, Utah	292	September 13, 2006
Marriott, Pueblo, Colorado	164	September 13, 2006
Holiday Inn, Hollywood, California	160	March 15, 2006

Total January 1, 2006 to December 31, 2008	5,462

The aggregate net sale proceeds for the 24 hotel dispositions through December 31, 2008 was $704.8 million, or $129,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2008 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data from the beginning of 2006 through December 31, 2008, adjusted for the hotels acquired and sold during the respective periods.

	2008	2007	2006
Portfolio Data—Hotels
Number of hotels—beginning of period	45	49	60
Add: Acquisitions	—	3	4
Less: Dispositions	(2)	(7)	(15)

Number of hotels—end of period	43	45	49
Portfolio Data—Rooms
Number of rooms—beginning of period	15,625	15,758	17,333
Add: Acquisitions	—	1,365	1,322
Add: Room expansions	—	21	—
Less: Dispositions	(1,046)	(1,519)	(2,897)
Less: Rooms converted to other usage	(10)	—	—

Number of rooms—end of period	14,569	15,625	15,758
Average rooms per hotel—end of period	339	347	322

Renovations. During 2008, we invested $94.7 million in capital improvements to our hotel portfolio.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, and proceeds from our public and private offerings of common and preferred stock. Our primary uses for cash were for hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable, repurchases of our common stock, and dividends on our common and preferred stock. Among other things, recently the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Accordingly, we cannot be certain that traditional sources of cash flow will be available in the future.

Operating activities. Our cash provided by (used in) operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by (used in) operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $160.9 million for 2008 compared to $213.6 million for 2007, and $163.6 million in 2006. The decrease in 2008 as compared to 2007 was primarily due to decreased earnings at our hotels during 2008, combined with a decrease in accounts payable and other liabilities. In addition, net cash provided by operating activities decreased in 2008 as compared to 2007 because operating cash in 2007 includes the receipt of previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan. The increase in 2007 as compared to 2006 was primarily due to decreases in our restricted cash accounts because we had received previously restricted cash held by lenders in conjunction with our early pay-off of two mortgage loans, combined with increased earnings of our hotels during 2007.

Investing activities. Our cash provided by (used in) investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by (used) in investing activities in 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	$360,395	$185,728	$157,718
Restricted cash – replacement reserve	5,136	5,993	(2,074)
Proceeds received from sale of note receivable	—	29,047	—
Cash received from (contributed to) unconsolidated joint ventures	5,675	426	(68,574)
Acquisitions of hotel properties and land	(30,695)	(403,249)	(448,373)
Renovations and additions to hotel properties and other real estate	(94,697)	(135,231)	(139,364)

Net cash provided by (used in) investing activities	$245,814	$(317,286)	$(500,667)

Pursuant to our cycle-appropriate strategy, we did not acquire any hotels and we sold two hotels in 2008. Net cash provided by investing activities was $245.8 million as compared to net cash used of $317.3 million in 2007 and $500.7 million in 2006. During 2008, we received net proceeds of $360.4 million from the sale of the two hotels, decreased the balance in our restricted cash replacement reserve accounts by $5.1 million, and received $5.7 million from one of our unconsolidated joint ventures. During 2008, we also acquired the land underlying one of our hotels for $30.7 million, paid an additional $14,000 for two hotels acquired in 2007, and received a $35,000 deposit paid in 2007 for a total cash outlay of $30.7 million. In addition, we paid cash of $94.7 million for renovations to our hotels.

During 2007, we acquired three hotels for $410.7 million, including an $8.4 million deposit paid at the end of 2006, and paid an additional $0.9 million for a hotel acquired in 2006, for a total cash outlay of $403.2 million. In addition, we received net proceeds of $179.3 million from the sale of seven hotels, $6.3 million from the sale of a 50% interest in our subsidiary BuyEfficient, of which $0.3 million was contributed to the new joint venture with Strategic to operate BuyEfficient, and $0.4 million from the sale of a vacant land parcel for a total of $185.7 million in net proceeds received. During 2007, we also paid cash of $135.2 million for renovations to our hotels, received $29.0 million from the sale of a note receivable, decreased the balance in our restricted cash replacement reserve accounts by $6.0 million, and received $0.4 million from our unconsolidated joint ventures.

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

Financing activities. Our cash (used in) provided by financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, draws and repayments on our credit facility and by the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $293.7 million in 2008 as compared to net cash provided of $141.7 million in 2007 and $349.1 million in 2006. Net cash used in financing activities in 2008 consisted primarily of $190.3 million of principal payments on our credit facility and notes payable, $184.5 million used to repurchase shares of our common stock, $99.8 million of dividends paid to our stockholders, and $0.1 million in deferred financing costs partially offset by $181.0 million in proceeds received from draws on our credit facility.

Net cash provided by financing activities for 2007 consisted primarily of proceeds from the issuance of notes payable and draws on our credit facility of $609.0 million, including our Operating Partnership’s debt securities, and net proceeds from the settlement of a forward sale agreement (with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of our common stock) of $110.4 million, partially offset by $387.5 million of principal payments on notes payable and our credit facility, $86.4 million used to repurchase shares of our common stock, $96.3 million of dividends paid to our stockholders, and $7.5 million in deferred financing costs.

Net cash provided by financing activities in 2006 consisted primarily of proceeds from notes payable and draws on our credit facility of $604.5 million, and net proceeds from our preferred and common stock offerings of $54.1 million and $157.7 million, respectively, partially offset by $366.9 million of principal payments on notes payable and our credit facility and $10.0 million related to the cost associated with the defeasance of debt we refinanced, $86.7 million of dividends, and $3.7 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, including the net remaining proceeds from the sale of the Hyatt Regency Century Plaza, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of financial factors, including our leverage, the value of our unencumbered assets, borrowing restrictions imposed by lenders under our existing notes payable and our credit facility, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations, and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months. As of December 31, 2008, our credit facility had no amount outstanding, and had $3.5 million backing outstanding irrevocable letters of credit, leaving up to $196.5 million available under the credit facility.

Debt. As of December 31, 2008 we had $1.7 billion of debt, $220.2 million of cash and cash equivalents, including restricted cash, and total assets of $2.8 billion. We believe that by controlling debt levels, we can achieve lower capital costs than more highly leveraged companies.

As of December 31, 2008, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt. The weighted average term to maturity of our debt is 8.4 years, and the weighted average interest rate on our debt is 5.5%. Our first loan maturity, the $81.0 million mortgage on the New York Hilton Times Square, is in December 2010.

Financial Covenants. We are subject to compliance with various covenants under both the credit facility and the Series C preferred stock. If we fail to meet the credit facility’s covenants, we will be in default of the credit facility, which may result in a reduction in, or the elimination of, funds available under the credit facility. If we fail to meet certain financial covenants with respect to our Series C preferred stock, the Series C holder would be entitled to elect one member to our board of directors and to receive a default dividend of 0.50% of its liquidation preference (as defined in the articles supplementary for the Series C preferred stock) in addition to any other dividend to which it is entitled, and we would be restricted from paying dividends on our common stock. We believe if economic trends continue to negatively affect the demand for our hotels, we may fail to meet our financial covenants under the credit facility and the Series C preferred stock within the next 12 to 24 months. If it becomes likely that such a failure may occur with respect to our credit facility, we may seek to renegotiate the terms of our credit facility, or we may elect to terminate the credit facility. If we fail to meet the financial covenants with respect to the Series C preferred stock, we may seek an agreement with the holder of the Series C preferred stock to amend the financial covenants, although there is no assurance that we would be successful in such negotiations. We believe we could obtain mortgages on, or pledge to a secured facility, one or more of our ten unencumbered hotels. These ten hotels had an aggregate of 3,119 rooms as of December 31, 2008, and generated $189.4 million in revenue during 2008. In addition, we have decided to maintain higher than historical cash levels for working capital due to current economic and business trends.

Cash Balance. During 2008, we increased our unrestricted cash balance by $112.9 million from $66.1 million to $179.0 million. We intend to continue to maintain higher than historical cash balances until such time as we believe the cyclical recovery of the lodging cycle is evident. We believe that by minimizing our need to access external capital by maintaining higher than typical cash balances during the current cyclical decline, our financial security and flexibility have been meaningfully enhanced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2008 (in thousands):

Contractual obligations	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,712,765	$13,002	$360,982	$97,045	$1,241,736
Interest obligations on notes payable	755,610	95,019	174,091	140,106	346,394
Operating lease obligations	310,113	4,957	8,853	8,606	287,697
Construction commitments	12,506	12,506	—	—	—
Employment obligations	3,050	775	1,300	975	—

Total	$2,794,044	$126,259	$545,226	$246,732	$1,875,827

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $94.7 million during 2008 in our hotels. As of December 31, 2008, our renovation budget for 2009 includes $12.5 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixture and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 2.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2008, $25.5 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in two joint ventures. For further discussion of these joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2007 and 2008 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2007	$189,516	$215,346	$212,371	$238,610	$855,843
2007 revenues as a percentage of total	22.1%	25.2%	24.8%	27.9%
2008	$192,056	$219,866	$209,307	$218,495	$839,724
2008 revenues as a percentage of total	22.9%	26.2%	24.9%	26.0%

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as labor, food, taxes, property and casualty insurance and utilities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

•

Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded. We account for goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using the procedures described above.

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

New Accounting Standards and Accounting Changes

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 related to financial assets and liabilities did not have any impact on our consolidated financial statements. We are currently evaluating the impact, if any, that FAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 will impact disclosures only and will not have a material impact on our consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Operating Partnership’s $250.0 million 4.60% senior exchangeable notes are within the scope of FSP APB 14-1. This change in methodology will affect the calculations of net income and earnings per share, but will not increase our cash interest payments. We anticipate that as a result of the application of this standard, we will retrospectively increase our interest expense by $1.8 million and $3.5 million for 2007 and 2008, respectively. In 2009 through 2013, we anticipate that our interest expense will increase on an annual basis from between $3.7 million and $4.4 million.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We have concluded that the unvested shares of the Company’s common stock granted to our employees and to our board of directors are participating securities under FSP EITF 03-6-1, and are currently evaluating the effect the adoption of FSP EITF 03-6-1 will have on our financial condition, results of operations and cash flow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At December 31, 2008, none of our outstanding debt was subject to variable interest rates.

Item 8.	Financial Statements and Supplementary Data

See index to financial statements included in this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its reports, included herein at page 41, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 31, 2008, 2007, and 2006 of Sunstone Hotel Investors, Inc. and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 9, 2009

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2008:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	264,475	$17.71	(1)	2,441,433

(1)    The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2008. The remaining equity awards granted under the 2004 Long-Term Incentive Plan do not have exercise prices.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(a)(2) Financial Statement Schedule. See Index to Financial Statements and Schedule on page F-1.

(a)(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on August 5, 2008).

3.3	Articles Supplementary for Series A preferred stock.

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A preferred stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A preferred stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C preferred stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

4.5	Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Company on August 8, 2007).

4.6	First Supplemental Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by the Company on August 8, 2007).

4.7	Second Supplemental Indenture, dated as of June 27, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by the Company on August 8, 2007).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 15, 2006).

10.3.2	Management Agreement Amendment dated as of January 1, 2006.

10.4	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

Exhibit Number	Description
10.4.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.11.1 to Form 10-K filed by the Company on February 15, 2006).

10.4.2	Second Amendment to Amended and Restated Loan Agreement, dated as of April 13, 2007, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 8, 2007).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended effective May 1, 2007 (incorporated by reference to Exhibit 4.3 to Form S-8, filed by the Company on November 6, 2008).

10.6.1	Amendment to the 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., effective as of December 31, 2008.

10.7	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 5, 2008).

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005).

10.9	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005).

10.10	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.11	Revolving Credit Agreement, dated as of July 17, 2006, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 99.1 to Form 8-K, filed by the Company on July 18, 2006).

10.11.1	First Letter Amendment, dated as of August 14, 2006, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 1, 2006).

10.11.2	Second Letter Amendment, dated as of May 23, 2007, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 8, 2007).

10.11.3	Third Letter Amendment, entered into on November 25, 2008, to Revolving Credit Agreement dated as of July 17, 2006 among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc. , the Subsidiary Guarantors named therein, the Initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent, Wachovia Capital Markets, LLC, as syndication agent, Calyon New York Branch as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets LLC, as joint lead managers and joint book running managers.

10.12	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13.1	Amendment to Employment Arrangements, dated as of March 19, 2007, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 2, 2007).

10.13.2	Amendment No. 2 to Employment Agreement, effective as of July 21, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Form 8-K, filed by the Company on June 23, 2008).

10.13.3	Amendment No. 3 to Employment Agreement, effective as of December 31, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter.

10.13.4	Retirement Benefit Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.5	Amendment No. 1 to Retirement Benefit Agreement, dated December 27, 2006, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.6	Amendment No. 2 to Retirement Benefit Agreement, dated July 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.7	Amendment No. 3 to Retirement Benefit Agreement, effective as of December 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter.

10.13.8	Trust Under Retirement Benefit Agreement, dated July 31, 2008, Related to The Retirement Benefit Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.9	Split-Dollar Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.10	Stock Option Award Agreement, dated as of April 28, 2008, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 8, 2008).

10.14	Employment Agreement, dated as of June 19, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 5, 2008).

10.15	Employment Offer Letter, dated as of March 20, 2007, from Sunstone Hotel Investors, Inc. to Christopher M. Lal (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 8, 2008).

10.15.1	Amendment No. 1 to Employment Offer Letter, dated as of December 22, 2008, from Sunstone Hotel Investors, Inc. to Christopher M. Lal.

10.16	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005).

10.17	Employment Agreement, dated as of January 17, 2007, between Sunstone Hotel Investors, Inc. and Steven R. Goldman (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 2, 2007).

10.18	Change in Control Agreement, dated as of February 15, 2007, between Sunstone Hotel Investors, Inc. and Kenneth E. Cruse (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 8, 2007).

10.18.1	Amendment No. 1 to Change in Control Agreement, effective as of December 31, 2008, between Sunstone Hotel Investors, Inc. and Kenneth E. Cruse.

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 3, 2007).

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 8-K, filed by the Company on November 10, 2008).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 12, 2009	/s/ Arthur L. Buser, Jr.
Arthur L. Buser, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert A. Alter Robert A. Alter	Executive Chairman	February 12, 2009

/s/ Lewis N. Wolff Lewis N. Wolff	Co-Chairman	February 12, 2009

/s/ Arthur L. Buser, Jr. Arthur L. Buser, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2009

/s/ Kenneth E. Cruse Kenneth E. Cruse	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2009

/s/ Z. Jamie Behar Z. Jamie Behar	Director	February 12, 2009

/s/ Thomas A. Lewis, Jr. Thomas A. Lewis, Jr.	Director	February 12, 2009

/s/ Keith M. Locker Keith M. Locker	Director	February 12, 2009

/s/ Keith P. Russell Keith P. Russell	Director	February 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 9, 2009

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$179,042	$66,088
Restricted cash	41,176	45,515
Accounts receivable, net	35,428	32,723
Due from affiliates	109	932
Inventories	3,183	3,005
Prepaid expenses	7,431	8,709
Investment in hotel properties of discontinued operations, net	—	336,093
Other current assets of discontinued operations, net	—	9,010

Total current assets	266,369	502,075
Investment in hotel properties, net	2,452,811	2,450,728
Other real estate, net	14,640	14,526
Investments in unconsolidated joint ventures	28,770	35,816
Deferred financing costs, net	11,379	12,964
Goodwill	13,404	16,251
Other assets, net	18,238	16,792

Total assets	$2,805,611	$3,049,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,396	$26,376
Accrued payroll and employee benefits	8,878	15,026
Due to Interstate SHP	16,088	16,236
Dividends payable	12,499	25,995
Other current liabilities	32,439	35,220
Current portion of notes payable	13,002	9,815
Other current liabilities of discontinued operations	—	9,908

Total current liabilities	101,302	138,576
Notes payable, less current portion	1,699,763	1,712,336
Other liabilities	6,545	5,994

Total liabilities	1,807,610	1,856,906
Commitments and contingencies (Note 14)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2008 and 2007, liquidation preference of $24.375 per share	99,696	99,496
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2008 and 2007, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,864,654 shares issued and outstanding at December 31, 2008 and 58,815,271 shares issued and outstanding at December 31, 2007	479	588
Additional paid in capital	807,475	987,554
Retained earnings	265,951	191,208
Cumulative dividends	(347,922)	(261,665)
Accumulated other comprehensive loss	(3,928)	(1,185)

Total stockholders’ equity	898,305	1,092,750

Total liabilities and stockholders’ equity	$2,805,611	$3,049,152

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUES
Room	$640,762	$638,119	$511,525
Food and beverage	258,655	259,124	208,253
Other operating	69,747	64,499	51,441

Total revenues	969,164	961,742	771,219

OPERATING EXPENSES
Room	141,602	138,821	112,835
Food and beverage	185,610	186,102	145,916
Other operating	36,356	36,741	32,563
Advertising and promotion	52,496	50,889	42,116
Repairs and maintenance	38,049	36,751	31,104
Utilities	37,812	33,934	29,475
Franchise costs	36,479	35,893	29,839
Property tax, ground lease, and insurance	55,539	53,352	48,445
Property general and administrative	110,419	110,177	90,622
Corporate overhead	21,678	28,048	18,858
Depreciation and amortization	115,710	111,326	83,793
Goodwill and other impairment losses	2,904	—	—

Total operating expenses	834,654	822,034	665,566

Operating income	134,510	139,708	105,653
Equity in net earnings (losses) of unconsolidated joint ventures	(1,445)	(3,588)	140
Interest and other income	3,761	9,101	4,206
Interest expense	(98,289)	(92,431)	(78,951)

Income from continuing operations	38,537	52,790	31,048
Income from discontinued operations	36,206	72,873	22,189

NET INCOME	74,743	125,663	53,237
Preferred stock dividends and accretion	(20,884)	(20,795)	(19,616)
Undistributed income allocated to Series C preferred stock	—	(1,583)	—

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$53,859	$103,285	$33,621

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.33	$0.54	$0.20
Income from discontinued operations	0.67	1.21	0.39

Basic income available to common stockholders per common share	$1.00	$1.75	$0.59

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.33	$0.51	$0.20
Income from discontinued operations	0.67	1.24	0.39

Diluted income available to common stockholders per common share	$1.00	$1.75	$0.59

Weighted average common shares outstanding:
Basic	53,633	58,998	57,247

Diluted	53,662	59,139	57,409

Dividends paid per common share	$1.40	$1.28	$1.20

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2005	4,850,000	$121,250	52,190,649	$522	$798,304	$12,308	$(72,455)	$(2,064)	$857,865
Net proceeds from sale of Series A preferred stock	2,200,000	55,000			(842)				54,158
Net proceeds from sale of common stock			5,500,000	55	157,652				157,707
Vesting of restricted common stock			84,440	1	3,677				3,678
Common dividends and dividends payable at $1.22 per share							(71,277)		(71,277)
Series A preferred dividends and dividends payable at $2.00 per share							(13,000)		(13,000)
Series C preferred dividends and dividends payable at $1.572 per share							(6,449)		(6,449)
Accretion of discount on Series C preferred stock					(200)				(200)
Net income						53,237			53,237
Pension liability adjustment								775	775

Comprehensive income									54,012

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$(1,289)	$1,036,494
Net proceeds from sale of common stock			4,000,000	40	110,388				110,428
Vesting of restricted common stock			169,992	1	5,167				5,168
Repurchase of outstanding common stock			(3,129,810)	(31)	(86,392)		834		(85,589)
Common dividends and dividends payable at $1.31 per share							(78,723)		(78,723)
Series A preferred dividends and dividends payable at $2.00 per share							(14,100)		(14,100)
Series C preferred dividends and dividends payable at $1.583 per share							(6,495)		(6,495)
Accretion of discount on Series C preferred stock					(200)				(200)
Net income						125,663			125,663
Pension liability adjustment								104	104

Comprehensive income									125,767

Balance at December 31, 2007	7,050,000	176,250	58,815,271	588	987,554	191,208	(261,665)	(1,185)	1,092,750
Vesting of restricted common stock			157,869	2	4,477				4,479
Repurchase of outstanding common stock			(11,108,486)	(111)	(184,356)				(184,467)
Common dividends and dividends payable at $1.20 per share							(65,573)		(65,573)
Series A preferred dividends and dividends payable at $2.00 per share							(14,100)		(14,100)
Series C preferred dividends and dividends payable at $1.605 per share							(6,584)		(6,584)
Accretion of discount on Series C preferred stock					(200)				(200)
Net income						74,743			74,743
Pension liability adjustment								(2,743)	(2,743)

Comprehensive income									72,000

Balance at December 31, 2008	7,050,000	$176,250	47,864,654	$479	$807,475	$265,951	$(347,922)	$(3,928)	$898,305

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,743	$125,663	$53,237
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	671	538	796
Gains on sale of hotel properties, other real estate and 50% interest in subsidiary	(26,013)	(66,019)	(9,048)
Loss on early extinguishment of debt	—	818	9,976
Depreciation	117,137	117,544	101,486
Amortization of deferred franchise fees and other intangibles	2,277	5,701	351
Amortization of deferred financing costs	1,702	1,923	4,834
Amortization of loan premiums	—	(709)	(2,486)
Amortization of deferred stock compensation	3,975	5,168	3,677
Impairment loss – goodwill, discontinued operations and other	2,904	—	4,920
Equity in net (earnings) losses of unconsolidated joint ventures	1,445	3,588	(140)
Changes in operating assets and liabilities:
Restricted cash	2,130	11,234	(9,290)
Accounts receivable	604	3,707	647
Due from affiliates	823	451	611
Inventories	7	(104)	(260)
Prepaid expenses and other assets	1,555	(6,748)	(32)
Accounts payable and other liabilities	(12,249)	6,643	3,244
Accrued payroll and employee benefits	(9,281)	6,137	3,378
Due to Interstate SHP	(2,891)	(1,556)	(2,902)
Discontinued operations	1,324	(386)	576

Net cash provided by operating activities	160,863	213,593	163,575

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	360,395	185,728	157,718
Restricted cash – replacement reserve	5,136	5,993	(2,074)
Proceeds received from sale of note receivable	—	29,047	—
Cash received from (contributed to) unconsolidated joint ventures	5,675	426	(68,574)
Acquisitions of hotel properties and land	(30,695)	(403,249)	(448,373)
Renovations and additions to hotel properties and other real estate	(94,697)	(135,231)	(139,364)

Net cash provided by (used in) investing activities	245,814	(317,286)	(500,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	—	—	55,000
Payment of preferred stock offering costs	—	—	(842)
Proceeds from common stock offering	—	110,895	158,400
Payment of common stock offering costs	—	(467)	(693)
Payment for repurchases of outstanding common stock	(184,467)	(86,423)	—
Proceeds from notes payable	181,000	609,000	604,542
Payments on notes payable	(190,386)	(387,494)	(376,868)
Payments of deferred financing costs	(117)	(7,506)	(3,726)
Dividends and distributions paid	(99,753)	(96,315)	(86,731)

Net cash (used in) provided by financing activities	(293,723)	141,690	349,082

Net increase in cash and cash equivalents	112,954	37,997	11,990
Cash and cash equivalents, beginning of year	66,088	28,091	16,101

Cash and cash equivalents, end of year	$179,042	$66,088	$28,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$97,431	$94,648	$92,824

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$457	$—	$—

Amortization of deferred stock compensation – unconsolidated joint venture	$47	$—	$—

Sale of 50% interest in subsidiary
Assets	$—	$1,235	$—

Liabilities	$—	$908	$—

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$—	$81,000

Receipt of note receivable	$2,000	$—	$5,600

Dividends and distributions payable	$12,499	$25,995	$23,826

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2008, the Company owned 43 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 25 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of five of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reporting Periods

The results the Company reports in its consolidated income statements are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2008 results of operations for the Marriott-managed hotels include results from December 29 through March 21 for the first quarter, March 22 through June 13 for the second quarter, June 14 through September 5 for the third quarter, and September 6 through January 2 for the fourth quarter. The Company’s 2007 results of operations for the Marriott-managed hotels include results from December 30 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2006 results of operations for the Marriott-managed hotels include results from December 31 through March 24 for the first quarter, March 25 through June 16 for the second quarter, June 17 through September 8 for the third quarter, and September 9 through December 29 for the fourth quarter.

Due to the five extra days included in Marriott’s 2008 results of operations, the Company estimates it recorded an additional $3.1 million in revenue and approximately $0.8 million in additional net income based on the average daily revenues and income generated by its Marriott managed hotels during 2008.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2008 and 2007, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, property taxes and insurance impounds. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2008 and 2007 includes an allowance for doubtful accounts of $0.3 million, all of which is included in continuing operations, and $0.4 million, including $0.3 million from discontinued operations, respectively. At December 31, 2008 and 2007, the Company had approximately $4.9 million and $5.0 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either December 31, 2008 or 2007 as all amounts have been deemed to be collectible.

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

The Company follows the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair values. When an impairment loss is required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Operating results of any long-lived assets with their own identifiable cash flows that are disposed of or held for sale are removed from income from continuing operations and reported as discontinued operations. Depreciation ceases when a property is held for sale. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. In December 2008, the Company recorded an impairment loss of $57,000 on a vacant parcel of land in anticipation of its sale in January 2009. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2008.

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

Upon repayment of the underlying debt, any related unamortized deferred financing cost is charged to interest expense. During 2008 and 2007, approximately $0.1 million and $7.5 million, respectively, were incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Total amortization of deferred financing costs was $1.7 million, $1.9 million, and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of deferred financing costs included in interest expense was $1.7 million, $1.4 million, and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Discontinued operations included amortization of deferred financing costs of zero, $0.5 million, and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill

The Company follows the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. As part of its 2008 annual impairment evaluation, the Company determined that the goodwill associated with its Marriott Napa Valley hotel should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million in December 2008 to goodwill and other impairment losses. In conjunction with the sale of seven hotel properties during the second and fourth quarters of 2007 and 14 hotel properties during the third and fourth quarters of 2006, the Company wrote off the goodwill associated with these properties totaling $6.0 million against gain on sale of hotels in 2007 and $4.9 million to goodwill and other impairment losses in 2006. The 2007 and 2006 amounts are included in income from discontinued operations. The fair values of the reporting units were determined using factors such as net operating cash flows, terminal capitalization rates and replacement costs. As of December 31, 2008, the Company’s market capitalization is less then the book value of its equity. The Company believes that the disparity between the book value of its assets over the market value of its business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company has evaluated the impairment of its goodwill, giving consideration to these risks, and their impact upon the respective reporting units’ fair values, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at December 31, 2008 exceeds the book value of those units due to the effect of accumulated depreciation on book value, combined with certain property enhancements, which have resulted in improved operating performance. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium, representing the estimated amount an investor would pay for the Company’s equity securities to obtain a controlling interest.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $7.6 million and $7.1 million at December 31, 2008 and 2007, respectively. Accumulated depreciation amounted to $6.5 million and $5.7 million at December 31, 2008 and 2007, respectively. Property and equipment net of related accumulated depreciation is included in other assets, net.

Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. In December 2006 the Company entered into a joint venture agreement to obtain a 38% interest in the Doubletree Guest Suites Hotel Times Square in New York City, New York.

The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

As of December 31, 2008 and 2007, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments. As of December 31, 2008, all of the Company’s outstanding debt had fixed interest rates. The Company’s fixed-rate mortgage debt is at commensurate terms with similar debt instruments based on risk, collateral, and other characteristics. The Company’s carrying value of its debt totaled $1.7 billion as of December 31, 2008. Using Level 2 measurements, the Company estimates that the fair market value of its debt as of December 31, 2008 totaled $1.4 billion.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 1 measurements at $1.7 million and $1.9 million as of December 31, 2008 and 2007, respectively. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment will only apply to amounts earned by Mr. Alter after such amendment and that such amendments must be made in compliance with all tax laws affecting deferred compensation. The Company will match 25% of Mr. Alter’s deferrals for each year, up to a maximum of 6% of Mr. Alter’s total compensation for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 1 measurements at $1.7 million and $1.9 million as of December 31, 2008 and 2007, respectively. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

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

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, retail sales, fitness services, internet access, telephone, sublease revenues relating to the restaurants and retail shops. In addition, the Company entered into a 40-year term agreement (which includes a 10-year initial term, plus two extension terms totaling 30 years) with Fairmont whereby Fairmont will provide the Company with a limited performance guaranty that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover a 9.0% return on the Company’s equity investment in the hotel in 2008 and a 10.0% return on the Company’s equity investment in subsequent years, Fairmont is required to pay the Company the difference, up to $6.0 million over the term of the agreement. The Company recognizes into revenue annually, the amount due from Fairmont under this agreement. During 2008, the Company recognized $3.5 million of the $6.0 million performance guaranty. Also, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided or the revenue is earned. Prior to December 7, 2007, the Company wholly owned BuyEfficient. Revenues generated by BuyEfficient prior to December 7, 2007 were included in the Company’s other operating revenue, and consisted of transaction fees, development fees, and rebate sales as BuyEfficient charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized when earned. On December 7, 2007 the Company entered into a joint venture agreement with Strategic whereby Strategic acquired a 50% interest in BuyEfficient from the Company. In accordance with the equity method of accounting, the Company’s share of BuyEfficient’s earnings is now shown in equity in net earnings (losses) of unconsolidated joint ventures.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the Company elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

With respect to taxable subsidiaries, the Company accounts for income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” (“FAS 109”). Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Dividends

The Company pays quarterly dividends to its Series A Cumulative Redeemable and Series C Cumulative Convertible Redeemable preferred stockholders as declared by the Board of Directors. The Company may also pay dividends on its common stock to the extent declared by the Board of Directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

The Company applies the two-class method as required by the FASB Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

In accordance with FASB Statement No. 128, “Earnings per Share,” basic earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Convertible Redeemable Preferred Stock (“Series C preferred stock”).

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Numerator:
Net income	$74,743	$125,663	$53,237
Less preferred stock dividends and accretion	(20,884)	(20,795)	(19,616)
Less undistributed income allocated to Series C preferred stock	—	(1,583)	—

Numerator for basic and diluted earnings available to common stockholders	$53,859	$103,285	$33,621

Denominator:
Weighted average basic common shares outstanding	53,633	58,998	57,247
Unvested restricted stock awards	29	141	162

Weighted average diluted common shares outstanding	53,662	59,139	57,409

Basic earnings available to common stockholders per common share	$1.00	$1.75	$0.59

Diluted earnings available to common stockholders per common share	$1.00	$1.75	$0.59

The Company’s common stock options have been excluded from the above calculation of earnings per share for the year ended December 31, 2008 as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock have been excluded from the above calculation of earnings per share for the years ended December 31, 2008, 2007 and 2006 as their inclusion would have been anti-dilutive.

Segment Reporting

Under the provision of FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are at this time conducted and aggregated under one segment, hotel operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP FAS 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 related to financial assets and liabilities did not have any impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact, if any, that FAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of FAS 159 did not have any impact on the Company’s financial condition, results of operations or cash flow.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of FAS 160 to have a material impact on its consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 will impact disclosures only and will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Operating Partnership’s $250.0 million 4.60% senior exchangeable notes are within the scope of FSP APB 14-1. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments. The Company anticipates that as a result of the application of this standard, it will retrospectively increase its interest expense by $1.8 million and $3.5 million for 2007 and 2008, respectively. In 2009 through 2013, the Company anticipates that its interest expense will increase on an annual basis from between $3.7 million and $4.4 million.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has concluded that the unvested shares of the Company’s common stock granted to its employees and to its board of directors are participating securities under FSP EITF 03-6-1, and is currently evaluating the effect the adoption of FSP EITF 03-6-1 will have on its financial condition, results of operations and cash flow.

3. Investment in Hotel Properties

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$294,460	$263,744
Buildings and improvements	2,281,217	2,220,832
Furniture, fixtures and equipment	302,798	267,935
Intangibles	35,736	42,863
Franchise fees	1,530	1,386
Construction in process	11,912	21,875

	2,927,653	2,818,635
Accumulated depreciation and amortization	(474,842)	(367,907)

	$2,452,811	$2,450,728

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel for $30.7 million, including costs of the acquisition, using its available cash on hand.

In January 2007, the Company purchased the 499-room Renaissance LAX located in Los Angeles, California for $65.2 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of January 4, 2007 through Marriott’s fourth quarter ended January 2, 2009, have been included in the Company’s income statements.

In March 2007, the Company purchased the 402-room Marriott Long Wharf located in Boston, Massachusetts for $228.5 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of March 23, 2007 through Marriott’s fourth quarter ended January 2, 2009, have been included in the Company’s income statements. Subsequent to this acquisition, the Company added an additional 10 rooms at this hotel, increasing the room count to 412.

In April 2007, the Company paid an additional $0.8 million as part of a purchase price true-up for the Marriott Del Mar located in San Diego, California, originally purchased by the Company in January 2006. In December 2007, the Company accrued an additional $0.1 million which it paid in April 2008.

In May 2007, the Company purchased the 464-room Marriott Boston Quincy Hotel located in Quincy, Massachusetts for a purchase price of $117.0 million and retained Marriott as manager. This hotel’s results of operations from the acquisition date of May 1, 2007 through Marriott’s fourth quarter ended January 2, 2009, have been included in the Company’s income statements.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Marriott Del Mar, Hilton Times Square, Embassy Suites La Jolla and the W Hotel San Diego that occurred during the first and second quarters of 2006, and the Renaissance LAX, Marriott Boston Quincy and Marriott Long Wharf that occurred during the first and second quarters in 2007, as well as the acquisition of the land underlying the Renaissance Orlando that occurred during the third quarter of 2008, had occurred on January 1, 2006. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$969,164	$978,232	$893,390

Income available to common stockholders from continuing operations	$19,598	$30,488	$4,828

Income per diluted share available to common stockholders from continuing operations	$0.37	$0.52	$0.08

4. Discontinued Operations

In May 2008, the Company sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million and a net gain of $42.1 million. In addition, as part of a strategic plan to dispose of non-core hotel assets, the Company sold one other hotel property during 2008, seven hotel properties during 2007, and 15 hotel properties during 2006. The one non-strategic hotel property sold during 2008 was sold for net proceeds of $3.6 million, including a $2.0 million note receivable which is due from the buyer of the hotel in January 2009, for a net loss of $16.1 million. Seven properties were sold during 2007 for net proceeds of $179.3 million and a net gain of $59.9 million. Fifteen properties were sold during 2006 for net proceeds of $163.3 million, including the receipt of a $5.6 million note receivable. The Company recognized a net gain on sale of assets of $9.0 million, and also recognized a $4.9 million goodwill impairment loss in the year ended December 31, 2006.

The 24 hotel properties sold during 2006, 2007 and 2008 met the “held for sale” and “discontinued operations” criteria in accordance with FAS 144.

The following sets forth the discontinued operations for the years ended December 31, 2008, 2007 and 2006, related to hotel properties that have been sold (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating revenues	$46,488	$127,711	$183,660
Operating expenses	(32,591)	(93,359)	(129,951)
Interest expense	—	(9,453)	(17,604)
Depreciation and amortization	(3,704)	(11,919)	(18,044)
Goodwill and other impairment losses	—	—	(4,920)
Gain on sale of hotels	26,013	59,893	9,048

Income from discontinued operations	$36,206	$72,873	$22,189

The following sets forth the assets and liabilities related to the discontinued operations as of December 31, 2008 and 2007:

	December 31,
	2008	2007
ASSETS
Investment in hotel properties, net	$—	$336,093
Other current assets, net	—	9,010

Total assets of discontinued operations	$—	$345,103

LIABILITIES
Other current liabilities	—	9,908

Total liabilities of discontinued operations	$—	$9,908

5. Other Real Estate

Other real estate consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$3,824	$3,824
Buildings and improvements	10,159	9,565
Furniture, fixtures and equipment	5,554	5,131
Construction in progress	5	10

	19,542	18,530
Accumulated depreciation	(5,355)	(4,514)

	14,187	14,016
Land held for investment	453	510

	$14,640	$14,526

In December 2008, the Company recorded an impairment loss of $57,000 on a vacant parcel of land in anticipation of its sale in January 2009.

In May 2007, the Company sold a vacant parcel of land for net proceeds of $429,000, resulting in a net loss of $23,000.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company for a gross price of $6.3 million. As part of this transaction, the Company reclassified its remaining 50% share in BuyEfficient to investments in unconsolidated joint ventures and recognized a gain on sale of $6.1 million. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with EITF No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee,” the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with FASB Statement No. 123(R), “Share-Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the year ended December 31, 2008, the Company recognized stock-based compensation expense for BuyEfficient of $72,000, all of which was included in equity in net earnings (losses) of unconsolidated joint ventures.

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

7. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2008	2007
Property and equipment, net	$1,067	$1,361
Deferred costs	1,432	549
Interest receivable	984	592
Other receivables	12,130	11,440
Other	2,625	2,850

	$18,238	$16,792

8. Due to Interstate SHP and Other Current Liabilities

Due to Interstate SHP

Interstate SHP manages 25 of the Company’s 43 hotels as of December 31, 2008. The following amounts make up the net liability owed to Interstate SHP (in thousands):

	December 31,
	2008	2007
Accrued payroll and employee benefits	$9,238	$10,574
Workers’ compensation	3,381	4,822
Accrued pension liability	3,016	242
Management and accounting fees payable	588	738
Reimbursements from Interstate SHP	(135)	(140)

	$16,088	$16,236

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Property, sales, and use taxes payable	$8,907	$9,918
Accrued interest	12,477	13,400
Advanced deposits	4,852	4,283
Workers’ compensation	9	28
Other	6,194	7,591

	$32,439	$35,220

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2008	2007
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 33 hotel properties and one laundry facility.	$1,462,765	$1,472,151
Exchangeable senior notes with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	250,000	250,000

	1,712,765	1,722,151
Less: current portion	(13,002)	(9,815)

	$1,699,763	$1,712,336

The Company was not in default of the loan covenants on any of its notes payable at either December 31, 2008 or 2007.

During the first quarter of 2008, the Company drew down $12.0 million of its $200.0 million unsecured credit facility (the “credit facility”) to fund general working capital requirements. The Company repaid the $12.0 million balance in March 2008. During the second quarter of 2008, the Company drew down $28.0 million of the credit facility to fund general working capital requirements. The Company repaid $8.0 million of this draw in April 2008, $16.5 million in May 2008 and the remaining $3.5 million in June 2008. During the third quarter of 2008, the Company drew down $141.0 million of the credit facility to fund repurchases of its common stock as well as other working capital requirements. The Company repaid the entire $141.0 million balance in July 2008. As of December 31, 2008, the Company had no outstanding indebtedness under its credit facility, and had $3.5 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $196.5 million available under the credit facility. The Company is subject to compliance with various covenants under the credit facility, which may result in a reduction in, or the complete elimination of, funds available under the credit facility if operations should decline from current levels.

During the first quarter of 2007, the Company drew down $138.0 million of its $200.0 million credit facility in connection with the acquisitions of the Renaissance LAX, Los Angeles, California and the Marriott Long Wharf, Boston, Massachusetts, and for other working capital requirements. During the second quarter of 2007, the Company drew down an additional $27.0 million of the credit facility in connection with the acquisition of the Marriott Boston Quincy, Quincy, Massachusetts, and for other working capital requirements. During the fourth quarter, the Company drew down an additional $10.0 million of the credit facility to fund working capital requirements. The Company repaid $24.0 million of the credit facility in April 2007, $141.0 million in June, and the remaining $10.0 million balance in November 2007.

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

In May 2007, the Company amended its credit facility initially entered into in July 2006. The interest rate on the amended credit facility continues to be based on grid pricing, with the interest rate spread to LIBOR changing based on the Company’s overall leverage ratio. The pricing grid sets forth in four tiers the applicable interest rate spread at leverage ratios for the Company as follows: tier 1 up to and including 50%, tier 2 greater than 50% and less than or equal to 55%, tier 3 greater than 55% and less than or equal to 60%, and tier 4 greater than 60%. The applicable interest rate spreads for each of the various tiers contained in the amended credit facility are 90 basis points, 105 basis points, 125 basis points and 150 basis points for tiers 1 to 4, respectively, which are 25 to 35 basis points lower than the applicable spreads contained in the credit facility prior to its amendment. In addition, the Company extended the initial maturity date on the credit facility from 2010 to 2011.

In June 2007, the Operating Partnership issued an aggregate $250.0 million of exchangeable senior notes with a maturity date of July 2027 and an interest rate of 4.60%. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer (the “Tender Offer”) as well as its year-end dividend consisting of both cash and common stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and all of its subsidiaries that are guarantors under the Company’s credit facility have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

In June 2007, the Company repaid a $175.0 million mortgage loan with a maturity date of December 2014. In connection with the repayment, the Company incurred prepayment penalties of $0.4 million, which are included in discontinued operations on the Company’s consolidated income statement for the year ended December 31, 2007.

In August 2007, the Company repaid a $13.1 million mortgage loan with a maturity date of September 2007.

In December 2007, the Company defeased an $8.7 million mortgage loan with an effective maturity date of August 2009, incurring a loss on early extinguishment of debt of $0.8 million related to the cost associated with the defeasance of the debt.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Continuing operations:
Interest expense	$96,587	$90,625	$66,662
Deferred financing fees	1,702	1,389	1,451
Write-off deferred financing fees	—	64	2,765
Write-off loan premium	—	(465)	(1,903)
Costs associated with early extinguishments of debt	—	818	9,976

	$98,289	$92,431	$78,951

Discontinued operations:
Interest expense	$—	$8,568	$16,989
Deferred financing fees	—	108	239
Write-off deferred financing fees	—	362	376
Prepayment penalties	—	415	—

	$—	$9,453	$17,604

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Operating Partnership’s $250.0 million 4.60% senior exchangeable notes are within the scope of FSP APB 14-1. This change in methodology will affect the Company’s calculations of net income and earnings per share, but will not increase its cash interest payments. The Company anticipates that as a result of the application of this standard, it will retrospectively increase its interest expense by $1.8 million and $3.5 million, respectively. In 2009 through 2013, the Company anticipates that its interest expense will increase on an annual basis from between $3.7 million and $4.4 million.

Aggregate future principal maturities of notes payable at December 31, 2008, are as follows (in thousands):

2009	$13,002
2010	95,583
2011	265,399
2012	78,287
2013	18,758
Thereafter	1,241,736

$1,712,765

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

The Company leases its hotels to wholly owned TRS’s that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of FAS 109. Under FAS 109, the Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

The income tax benefit (provision) included in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	1,530	2,032	5,695
State	371	525	1,438

	1,901	2,557	7,133
Valuation allowance	(1,901)	(2,557)	(7,133)

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2008	2007
NOL carryover	$23,309	$20,874
Other reserves	3,774	4,657
State taxes and other	1,183	816

	December 31,
	2008	2007
Current deferred tax asset before valuation allowance	28,266	26,347

Depreciation	(102)	(84)

Current deferred tax liability before valuation allowance	(102)	(84)

Net deferred tax asset	28,164	26,263
Valuation allowance	(28,164)	(26,263)

	$—	$—

The Company has provided a valuation allowance against its deferred tax asset at December 31, 2008 and 2007. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated income statements.

At December 31, 2008 and 2007, net operating loss carryforwards for federal income tax purposes is approximately $59.0 million and $53.0 million, respectively. These losses, which begin to expire in 2019, are available to offset future income through 2027.

Characterization of Distributions:

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2008, 2007, and 2006, distributions paid per share were characterized as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$1.341	74.479%	$1.267	96.744%	$1.240	100.000%
Capital gain	0.459	25.521	0.043	3.256	—	—
Return of capital	—	—	—	—	—	—

Total	$1.800	100.000%	$1.310	100.000%	$1.240	100.000%

Preferred Stock – Series A
Ordinary income	$1.490	74.479%	$1.935	96.743%	$2.000	100.000%
Capital gain	0.510	25.521	0.065	3.257	—	—
Return of capital	—	—	—	—	—	—

Total	$2.000	100.000%	$2.000	100.000%	$2.000	100.000%

Preferred Stock – Series C
Ordinary income	$1.195	74.479%	$1.531	96.743%	$1.572	100.000%
Capital gain	0.410	25.521	0.052	3.257	—	—
Return of capital	—	—	—	—	—	—

Total	$1.605	100.000%	$1.583	100.000%	$1.572	100.000%

11. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. The Series C preferred stock is convertible into shares of the Company’s common stock at the option of the holder on a one-for-one basis, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders are entitled to a default dividend (“Default Dividend”) in an amount equal to one-half of one percent (0.50%) per quarter of the liquidation preference per share of Series C preferred stock for such dividend period. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders are entitled to a Default Dividend. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends, if any. The conversion price will be adjusted in 2009 as a result of the Company’s 2008 year-end dividend, consisting of both cash and common stock. At December 31, 2008 and 2007, the Series C preferred stock carrying value consisted of the following (in thousands):

	December 31,
	2008	2007
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	696	496

	$99,696	$99,496

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

In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the 2008 Repurchase Program. In June 2008, the Company conducted the Tender Offer to purchase up to 6,200,000 shares of its common stock at a price per share initially set at not less than $18.65 and not greater than $21.15, and subsequently revised to not less than $16.75 and not greater than $19.25. The Tender Offer expired on June 27, 2008, and on July 8, 2008, the Company announced the final results of the Tender Offer. In accordance with the terms and conditions of the Tender Offer, the Company accepted for purchase 6,200,000 shares initially offered to be purchased by the Company plus an additional 1,174,179 shares, the maximum increase permitted without amending or extending the Tender Offer, at a price of $17.50 per share, for a total cost of $129.0 million. In August 2008, the Company’s board of directors authorized an increase of $100.0 million to the 2008 Repurchase Program. During the third quarter of 2008, the Company repurchased 3,000,000 shares of its common stock at a cost of $42.1 million. On December 11, 2008, the Company’s board of directors terminated the 2008 Repurchase Program. Through the termination of the 2008 Repurchase Program, the Company incurred $1.6 million in fees and commissions related to the 2008 stock repurchases, and repurchased 11,108,486 shares of its common stock at a cost of $182.9 million. On December 11, 2008, the Company’s board of directors authorized a $200.0 million program (the “2009 Repurchase Program”) to repurchase common stock, Series A preferred stock, Series C preferred stock, the Operating Partnership’s exchangeable notes or to repay secured debt on or prior to December 31, 2009. As of December 31, 2008, no repurchases or repayments had been made under the 2009 Repurchase Program.

On December 11, 2008 the Company’s board of directors declared a dividend of $0.75 per share of common stock. The dividend was payable in cash and/or shares of common stock at the election of the stockholder, and was subject to a cash limitation of 20% of the total value of the dividend. This fourth quarter dividend was paid on January 15, 2009 to stockholders of record at the close of business on December 19, 2008. Based on stockholder elections, the dividend consisted of approximately $7.3 million in cash and approximately 5.0 million shares of the Company's common stock. The number of shares included in the distribution was calculated based on the $5.74 average closing price per share of the Company's common stock on the New York Stock Exchange on January 8 and 9, 2009.

Operating Partnership Units

As of December 31, 2008, the Operating Partnership had 47,864,654 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

Stock Grants

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 3,850,000 common shares for issuance under the LTIP, and 2,441,433 shares remain available for future issuance as of December 31, 2008.

Restricted shares and restricted share units granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the year ended December 31, 2008, the Company’s expense related to these restricted shares and restricted share units was $5.3 million, including $0.3 million in forfeitures. The Company’s expense related to these restricted shares and restricted share units for the years ended December 31, 2007 and 2006 was $7.6 million, and $5.2 million, respectively, none of which included forfeitures.

The following is a summary of non-vested stock grant activity:

	2008		2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	650,546	$26.33	626,841	$22.55	454,413	$17.56
Granted	684,846	15.32	464,081	28.65	333,665	28.76
Vested	(237,062)	25.66	(255,571)	23.82	(124,444)	19.44
Forfeited	(405,563)	22.48	(184,805)	22.82	(36,793)	27.84

Outstanding at end of year	692,767	17.93	650,546	26.33	626,841	22.55

At December 31, 2008, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Chief Executive Officer and current Executive Chairman. The Options will fully vest in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share. As of December 31, 2008, there remained $0.2 million of unrecognized stock-based compensation cost related to unvested Options which will be recognized on a straight-line basis over the vesting period.

The initial fair value of the Options was $0.7 million, and was estimated using a binomial option pricing model with the following assumptions:

Expected dividend yield	7.90%
Risk-free interest rate	3.29%
Expected volatility	26.90%
Expected life (in years)	5.5

The expected life was calculated using the simplified method as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $26.3 million, $28.0 million and $23.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. Basic management fees included in property general and administrative expense were $25.0 million, $24.7 million and $19.6 million, respectively. Discontinued operations included $1.3 million, $3.3 million and $4.0 million of basic management fees for 2008, 2007 and 2006, respectively.

In addition to basic management fees, provided certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $4.1 million, $4.8 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the years ended December 31, 2008, 2007 and 2006, totaled $37.5 million, $39.5 million, and $37.8 million, respectively. Of the total license and franchise costs, royalties totaled $13.8 million, $15.1 million, and $16.4 million, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled $1.0 million, $3.6 million, and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Renovation and Construction Commitments

At December 31, 2008 and 2007, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2008 and 2007 totaled $12.5 million and $22.3 million, respectively.

Ground and Operating Leases

At December 31, 2008, the Company was obligated to unaffiliated parties under the terms of eight ground or air leases and a lease on the corporate facility, which mature from dates ranging from 2010 through 2096, excluding renewal options. Payments on one of the ground leases and the air lease require payments of $1.00 annually. Future minimum payments under the terms of the eight operating leases in effect at December 31, 2008 are as follows (in thousands):

2009	$4,957
2010	4,608
2011	4,245
2012	4,283
2013	4,323
Thereafter	287,697

$310,113

Rent expense incurred pursuant to these ground lease agreements for the years ended December 31, 2008, 2007 and 2006, totaled $7.7 million, $7.8 million, and $7.7 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $7.7 million, $7.8 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense included in discontinued operations totaled zero for both the years ended December 31, 2008 and 2007, and $0.5 million the year ended December 31 2006.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to the acquisition, the land had been leased from a third-party. As a result of this acquisition, property tax, ground lease and insurance has been reduced by $0.7 million for the year ended December 31, 2008, and, because the lease is now an intercompany lease, no amounts have been included in the above table for future minimum lease payments.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was included in corporate overhead expense.

Employment Agreements

As of December 31, 2008, the Company has employment agreements with certain executive employees, which expire through June 2013. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2008 (in thousands):

2009	$775
2010	650
2011	650
2012	650
2013	325

$3,050

Litigation

The Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by our management companies. At December 31, 2008, approximately 10.6% of workers employed by our third-party operators were covered by such collective bargaining agreements.

Defined Benefit Retirement Plan Obligation

In connection with the formation and structuring transactions, certain predecessor companies sold their property management company, Interstate SHP to Interstate Hotels and Resorts, Inc. (“IHR”). IHR assumed certain liabilities of Interstate SHP including the defined benefit retirement plan. In accordance with the management agreement with IHR, the Company is still responsible for the costs of the defined benefit retirement plan.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2008 are as follows (in thousands):

2009	$347,270
2010	354,859
2011	365,113
2012	378,169
2013	386,492
Thereafter	2,160,493

$3,992,396

401(k) Savings and Retirement Plan

Beginning in 2005, the Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company for the years ended December 31, 2008, 2007 and 2006 were $224,000, $237,000 and $171,000, respectively.

The Company is also responsible for Interstate SHP’s 401(k) Plan, and matches up to three percent of the Interstate SHP’s employee contributions at 50%. Employees are eligible to participate in the Interstate SHP’s 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. Matching contributions made by the Company for the years ended December 31, 2008, 2007 and 2006 totaled $1.2 million, $1.1 million, and $855,000, respectively.

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

At December 31, 2008 and 2007, the Company had $3.5 million and $10.8 million, respectively, of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2008.

The Company’s five hotels and one laundry facility located in Minnesota are currently under audit by the State of Minnesota for the 2006, 2007 and 2008 tax years. The Company has recorded a liability for these audits in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company estimates that the ultimate liability, including penalties and interest, will range from between $0.5 million and $0.6 million, and, accordingly, has recorded a liability of $0.5 million as of December 31, 2008. The Company expects the audits to be completed and the liability to be paid during 2009. The actual resolution of this contingency may differ from the Company’s estimate. If the contingency is settled for an amount greater than the Company’s estimate, a future charge to income would result. Likewise, if the contingency is settled for an amount that is less than the Company’s estimate, a future credit to income would result.

15. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2008 and 2007, amounts owed to the Company by its affiliates amounted to $0.1 million and $0.9 million, respectively, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $1.5 million, $725,000, and $253,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

16. Quarterly Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2008 and 2007, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues – Continuing Operations
2008	$222,700	$253,134	$237,346	$255,984
2007	201,848	241,624	241,762	276,508

Operating income – Continuing Operations
2008	20,888	45,967	34,219	33,436
2007	21,060	37,738	38,160	42,750

Net income (loss)
2008	1,055	69,218	10,809	(6,339)
2007	4,828	74,472	16,567	29,796

Net income (loss) available to common stockholders per share – basic
2008	$(0.07)	$1.05	$0.11	$(0.24)
2007	$(0.01)	$1.10	$0.19	$0.41

Net income (loss) available to common stockholders per share – diluted
2008	$(0.07)	$1.05	$0.11	$(0.24)
2007	$(0.01)	$1.09	$0.19	$0.41

Net income (loss) available to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with FAS 144.

As part of a strategic plan to dispose of non-core hotel assets, the Company sold the Crowne Plaza Grand Rapids during the fourth quarter of 2008 for net proceeds of $3.6 million, including a $2.0 million note receivable, and a net loss of $16.1 million.

As part of its 2008 annual impairment evaluation, the Company determined that the goodwill associated with its Marriott Napa Valley hotel should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million in December 2008.

In December 2008, the Company recorded an impairment loss of $57,000 on a vacant parcel of land in anticipation of its sale in January 2009.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2008(1)
	Encmbr.		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Courtyard by Marriott—Los Angeles			$—	$8,446	$—	$8,439	$—	$16,885	$16,885	$5,184	1999	5-35
Courtyard by Marriott—San Diego	(a	)	1,569	15,336	—	4,137	1,569	19,473	21,042	5,553	1999	5-35
Doubletree—Minneapolis	(b	)	1,150	9,953	—	4,328	1,150	14,281	15,431	2,729	2002	5-35
Embassy Suites Hotel—Chicago	$75,000		79	46,886	6,348	8,446	6,427	55,332	61,759	11,344	2002	5-35
Embassy Suites—La Jolla	70,000		27,900	70,450	—	7,166	27,900	77,616	105,516	7,068	2006	5-35
Fairmont—Newport Beach			—	65,769	—	30,061	—	95,830	95,830	10,695	2005	5-35
Hilton—Del Mar	(b	)	4,106	22,353	—	5,801	4,106	28,154	32,260	5,724	2002	5-35
Hilton—Houston	34,000		6,184	35,628	—	11,887	6,184	47,515	53,699	8,486	2002	5-35
Hilton—Huntington	(a	)	6,730	41,198	—	10,520	6,730	51,718	58,448	9,917	2002	5-35
Hilton—Times Square	81,000		—	221,488	—	6,932	—	228,420	228,420	22,879	2006	5-35
Holiday Inn—San Diego (Harbor View)	(a	)	875	15,648	—	11,033	875	26,681	27,556	7,324	1999	5-35
Holiday Inn Express—San Diego (Old Town)	(a	)	2,070	10,005	—	1,669	2,070	11,674	13,744	3,391	1999	5-35
Hyatt—Atlanta			2,700	15,359	—	(2,644)	2,700	12,715	15,415	4,041	2000	5-35
Hyatt Regency—Newport Beach			—	30,549	—	9,116	—	39,665	39,665	7,875	2002	5-35
Kahler Hotel—Rochester	(b	)	3,411	45,349	—	17,410	3,411	62,759	66,170	16,036	1999	5-35
Kahler Inn & Suites—Rochester	(a	)	1,666	21,582	(173)	1,729	1,493	23,311	24,804	7,080	1999	5-35
Marriott—Boston Long Wharf	176,000		51,598	170,238	—	15,783	51,598	186,021	237,619	11,398	2007	5-35
Marriott—Del Mar	48,000		5,125	58,548	—	1,363	5,125	59,911	65,036	6,383	2006	5-35

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2008(1)
	Encmbr.		Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Marriott—Houston	(b	)	$4,167	$19,155	$—	$5,385	$4,167	$24,540	$28,707	$4,595	2002	5-35
Marriott—Napa Valley			5,845	21,975	3,000	29,566	8,845	51,541	60,386	13,546	1999	5-35
Marriott—Ontario	(b	)	5,057	18,481	—	5,189	5,057	23,670	28,727	4,566	2003	5-35
Marriott—Park City	(b	)	2,260	17,778	—	5,579	2,260	23,357	25,617	6,460	1999	5-35
Marriott—Philadelphia	(b	)	3,297	29,710	—	5,349	3,297	35,059	38,356	7,069	2002	5-35
Marriott—Portland			5,341	20,705	—	3,096	5,341	23,801	29,142	6,425	2000	5-35
Marriott—Provo	(a	)	1,117	18,676	—	5,024	1,117	23,700	24,817	6,427	1999	5-35
Marriott—Quincy			14,375	97,875	—	764	14,375	98,639	113,014	5,965	2007	5-35
Marriott—Riverside			2,145	8,689	—	6,648	2,145	15,337	17,482	3,645	2000	5-35
Marriott—Rochester	(a	)	1,851	39,714	—	4,642	1,851	44,356	46,207	13,488	1999	5-35
Marriott—Salt Lake City	(a	)	—	19,918	—	4,195	—	24,113	24,113	6,720	1999	5-35
Marriott—Troy	(b	)	2,701	45,814	—	6,587	2,701	52,401	55,102	10,750	2002	5-35
Marriott—Tysons Corner	(b	)	3,897	43,528	—	9,968	3,897	53,496	57,393	10,616	2002	5-35
Renaissance Concourse	(a	)	—	32,716	—	4,038	—	36,754	36,754	4,440	2005	5-35
Renaissance Harborplace	106,958		25,085	102,707	—	9,994	25,085	112,701	137,786	13,790	2005	5-35
Renaissance LAX			7,800	52,506	—	754	7,800	53,260	61,060	3,846	2007	5-35
Renaissance Long Beach	34,717		10,437	37,300	—	11,113	10,437	48,413	58,850	5,377	2005	5-35
Renaissance Orlando Resort at Sea World	87,351		—	119,733	30,716	21,246	30,716	140,979	171,695	16,563	2005	5-35
Renaissance Washington D.C.	135,000		14,563	132,800	—	7,757	14,563	140,557	155,120	17,009	2005	5-35
Renaissance Westchester	29,758		12,874	33,237	—	9,503	12,874	42,740	55,614	4,700	2005	5-35
Residence Inn—Manhattan Beach	(a	)	7,990	8,024	—	1,657	7,990	9,681	17,671	1,670	2003	5-35
Residence Inn—Rochester			225	9,652	173	996	398	10,648	11,046	1,746	2004	5-35
Sheraton—Cerritos			—	24,737	—	4,720	—	29,457	29,457	3,249	2005	5-35
Valley River Inn—Eugene	(b	)	1,806	14,113	—	2,330	1,806	16,443	18,249	3,307	2002	5-35
W Hotel—San Diego	65,000		6,400	85,131	—	2,482	6,400	87,613	94,013	7,884	2006	5-35

Total	$942,784		$254,396	$1,959,459	$40,064	$321,758	$294,460	$2,281,217	$2,575,677	$336,960

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2008(1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
TCS—Rochester	$4,108	$1,600	$—	$—	$7,934	$1,600	$7,934	$9,534	$1,640	1999	5-35
Office Building—Troy		2,224	2,140	—	85	2,224	2,225	4,449	234	2006	5-35
Land held for future development or sale	—	4,500	—	(4,047)	—	453	—	453	—	1999	5-35

	$4,108	$8,324	$2,140	$(4,047)	$8,019	$4,277	$10,159	$14,436	$1,874

(1)	The aggregate cost of properties for federal income tax purposes is approximately $2.9 billion at December 31, 2008.

	Hotel Properties			Other Real Estate Investments
	2008	2007	2006	2008	2007	2006
(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$2,484,575	$2,135,705	$1,768,216	$13,899	$13,826	$6,518
Additions during year:
Acquisitions	30,716	395,401	474,906	—	—	4,360
Improvements	65,781	96,839	89,126	594	525	2,948
Impairment loss	—	—	—	(57)	—	—
Changes in reporting presentation	325,376	(8,908)	(32,008)	—	—	—
Disposals during the year	(330,771)	(134,462)	(164,535)	—	(452)	—

Balance at the end of the year	$2,575,677	$2,484,575	$2,135,705	$14,436	$13,899	$13,826

(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$257,493	$208,706	$176,715	$1,530	$1,206	$977
Depreciation for the year	81,731	83,241	70,383	344	324	229
Changes in reporting presentation	12,920	(5,386)	(6,572)	—	—	—
Retirement	(15,184)	(29,068)	(31,820)	—	—	—

Balance at the end of the year	$336,960	$257,493	$208,706	$1,874	$1,530	$1,206

(a)	Property is pledged as collateral by the note payable secured by deed of trust dated October 26, 2004 with a current balance at December 31, 2008 of $248,164,000.
(b)	Property is pledged as collateral by the note payable secured by deed of trust dated April 29, 2005 with a current balance at December 31, 2008 of $267,708,000.