Form 10-Q
period 2009-03-31
Sunstone Hotel Investors, Inc.
filed 2009-05-07
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

54,501,130 shares of Common Stock, $0.01 par value, as of May 1, 2009

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,158	$179,042
Restricted cash	37,771	41,176
Accounts receivable, net	36,944	35,428
Due from affiliates	116	109
Inventories	3,026	3,183
Prepaid expenses	8,824	7,431

Total current assets	222,839	266,369
Investment in hotel properties, net	2,437,038	2,452,811
Other real estate, net	14,300	14,640
Investments in unconsolidated joint ventures	27,260	28,770
Deferred financing costs, net	9,572	11,379
Goodwill	9,804	13,404
Other assets, net	15,471	18,238

Total assets	$2,736,284	$2,805,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,474	$18,396
Accrued payroll and employee benefits	7,947	8,878
Due to Interstate SHP	16,311	16,088
Dividends payable	5,137	12,499
Other current liabilities	30,241	32,439
Current portion of notes payable	13,703	13,002

Total current liabilities	91,813	101,302
Notes payable, less current portion	1,620,507	1,683,256
Other liabilities	6,888	6,545

Total liabilities	1,719,208	1,791,103
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008, liquidation preference of $24.375 per share	99,746	99,696
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 53,044,251 shares issued and outstanding at March 31, 2009 and 47,864,654 shares issued and outstanding at December 31, 2008	530	479
Additional paid in capital	859,424	829,274
Retained earnings	267,169	260,659
Cumulative dividends	(382,115)	(347,922)
Accumulated other comprehensive loss	(3,928)	(3,928)

Total stockholders’ equity	917,330	914,812

Total liabilities and stockholders’ equity	$2,736,284	$2,805,611

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
REVENUES
Room	$122,631	$146,886
Food and beverage	51,602	59,752
Other operating	14,383	16,062

Total revenues	188,616	222,700

OPERATING EXPENSES
Room	29,050	33,346
Food and beverage	37,171	44,595
Other operating	8,273	9,070
Advertising and promotion	12,331	12,904
Repairs and maintenance	8,519	9,013
Utilities	8,610	8,813
Franchise costs	6,957	7,855
Property tax, ground lease, and insurance	12,116	13,605
Property general and administrative	22,872	26,524
Corporate overhead	5,769	6,722
Depreciation and amortization	29,214	29,365
Goodwill and other impairment losses	3,716	—

Total operating expenses	184,598	201,812

Operating income	4,018	20,888
Equity in net losses of unconsolidated joint ventures	(1,517)	(1,466)
Interest and other income	622	578
Interest expense	(24,633)	(25,344)
Gain on extinguishment of debt	28,020	—

Income (loss) from continuing operations	6,510	(5,344)
Income from discontinued operations	—	5,537

NET INCOME	6,510	193
Dividends paid on unvested restricted stock compensation	(447)	(239)
Preferred stock dividends and accretion	(5,187)	(5,232)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$876	$(5,278)

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.02	$(0.18)
Income from discontinued operations	—	0.09

Basic income available (loss attributable) to common stockholders per common share	$0.02	$(0.09)

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.02	$(0.18)
Income from discontinued operations	—	0.09

Diluted income available (loss attributable) to common stockholders per common share	$0.02	$(0.09)

Weighted average common shares outstanding:
Basic	52,205	58,717

Diluted	52,205	58,717

Dividends declared per common share	$—	$0.35

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital
	Number of Shares	Amount	Number of Shares	Amount		Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	7,050,000	$176,250	47,864,654	$479	$829,274	$260,659	$(347,922)	$(3,928)	$914,812
Vesting of restricted common stock (unaudited)			130,440	1	1,194				1,195
Common dividends at $0.60 per share year to date (unaudited)			5,049,157	50	29,006		(29,056)		—
Series A preferred dividends and dividends payable at $0.50 per share year to date (unaudited)							(3,525)		(3,525)
Series C preferred dividends and dividends payable at $0.393 per share year to date (unaudited)							(1,612)		(1,612)
Accretion of discount on Series C preferred stock (unaudited)					(50)				(50)
Net income and comprehensive income (unaudited)						6,510			6,510

Balance at March 31, 2009 (unaudited)	7,050,000	$176,250	53,044,251	$530	$859,424	$267,169	$(382,115)	$(3,928)	$917,330

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,510	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	179	165
Gain on sale of other assets	(319)	—
Gain on extinguishment of debt	(28,020)	—
Depreciation	29,107	29,826
Amortization of deferred franchise fees and other intangibles	107	1,749
Amortization of deferred financing costs	417	419
Amortization of loan discounts	684	862
Amortization of deferred stock compensation	1,128	1,049
Goodwill and other impairment losses	3,716	—
Equity in net losses of unconsolidated joint ventures	1,517	1,466
Changes in operating assets and liabilities:
Restricted cash	751	(131)
Accounts receivable	(1,695)	(9,033)
Due from affiliates	(7)	800
Inventories	157	(97)
Prepaid expenses and other assets	(802)	434
Accounts payable and other liabilities	(1,209)	732
Accrued payroll and employee benefits	(933)	(6,380)
Due to Interstate SHP	223	(692)
Discontinued operations	—	(259)

Net cash provided by operating activities	11,511	21,103

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	2,584	—
Restricted cash – replacement reserve	2,654	1,206
Cash received from unconsolidated joint ventures	—	4,000
Acquisitions of hotel properties	—	(11)
Renovations and additions to hotel properties and other real estate	(13,812)	(31,809)

Net cash used in investing activities	(8,574)	(26,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for repurchases of outstanding common stock	—	(11,827)
Proceeds from notes payable	—	12,000
Payments on notes payable	(33,322)	(14,038)
Dividends paid	(12,499)	(25,995)

Net cash used in financing activities	(45,821)	(39,860)

Net decrease in cash and cash equivalents	(42,884)	(45,371)
Cash and cash equivalents, beginning of period	179,042	66,088

Cash and cash equivalents, end of period	$136,158	$20,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$27,021	$27,798

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$62	$227

Amortization of deferred stock compensation – unconsolidated joint venture	$5	$—

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$29,056	$—

Dividends payable	$5,137	$25,784

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2009, the Company owned 43 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 25 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of five of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and March 31, 2008, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 12, 2009. Certain prior period amounts have been reclassified to conform to the current presentation, including changes resulting from the adoptions of FSP APB 14-1 and FSP EITF 03-6-1 discussed later in this Note 2.

Adjustment of Previously Issued Financial Statements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Operating Partnership’s 4.60% exchangeable senior notes due 2027 (the “Senior Notes”) are within the scope of FSP APB 14-1. This change in methodology affects the Company’s calculations of net income and earnings per share as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase the Company’s cash interest payments.

As a result of the adoption of this standard on January 1, 2009, the Company has restated its December 31, 2008 consolidated balance sheet, as well as its statement of operations for the three months ended March 31, 2008 as follows (in thousands, except per share data):

	As previously reported	Adjustment	As adjusted
As of December 31, 2008:
Notes payable, less current portion	$1,699,763	$(16,507)	$1,683,256
Additional paid in capital	$807,475	$21,799	$829,274
Retained earnings	$265,951	$(5,292)	$260,659

For the three months ended March 31, 2008:
Interest expense	$24,482	$862	$25,344
Loss attributable to common stockholders	$(4,177)	$(862)	$(5,039)
Net loss per share – basic and diluted	$(0.07)	$(0.02)	$(0.09)

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2009 results of operations for the Marriott-managed hotels include results from January 3 through March 27 for the first quarter, March 28 through June 19 for the second quarter, June 20 through September 11 for the third quarter, and September 12 through January 1 for the fourth quarter. The Company’s 2008 results of operations for the Marriott-managed hotels include results from December 29 through March 21 for the first quarter, March 22 through June 13 for the second quarter, June 14 through September 5 for the third quarter, and September 6 through January 2 for the fourth quarter.

Fair Value of Financial Instruments

As of March 31, 2009, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.6 billion as of March 31, 2009. Using Level 2 measurements, the Company estimates that the fair market value of its debt as of March 31, 2009 totaled $1.4 billion. On April 16, 2009, the Company announced that the Operating Partnership had initiated a cash tender offer to purchase any and all outstanding Senior Notes. See Note 15—Subsequent Events.

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, and effective January 1, 2009, the Company adopted FAS 157 for all nonfinancial assets and liabilities. FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

As of March 31, 2009 and December 31, 2008, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 1 measurements at $1.7 million as of both March 31, 2009 and December 31, 2008. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 1 measurements at $1.7 million as of both March 31, 2009 and December 31, 2008. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

The Company has analyzed the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis taking into account each related property’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions. The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2009 (in thousands):

Balance of goodwill at January 1, 2009	$13,404
Impairment loss included in earnings	(3,600)

Balance of goodwill at March 31, 2009	$9,804

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date
	Total March 31, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$1,669	$1,669	$—	$—
Goodwill	9,804	—	—	9,804

Total assets	$11,473	$1,669	$—	$9,804

Liabilities:
Retirement benefit agreement	$1,669	$1,669	$—	$—

Total liabilities	$1,669	$1,669	$—	$—

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both March 31, 2009 and December 31, 2008 includes an allowance for doubtful accounts of $0.3 million. At March 31, 2009 and December 31, 2008, the Company had approximately $7.2 million and $4.9 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either March 31, 2009 or December 31, 2008 as all amounts have been deemed to be collectible.

Deferred Financing Costs

Total amortization of deferred financing costs was $0.4 million for both the three months ended March 31, 2009 and 2008, all of which was included in interest expense.

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

On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in FASB Statement No. 128, “Earnings per Share” (“FAS 128”). In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact. For the three months ended March 31, 2009 and 2008, earnings representing nonforfeitable dividends of $0.4 million and $0.2 million, respectively, were allocated to the participating securities.

In accordance with FAS 128, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”).

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Numerator:
Net income	$6,510	$193
Less dividends paid on unvested restricted stock compensation	(447)	(239)
Less preferred stock dividends and accretion	(5,187)	(5,232)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$876	(5,278)

Denominator:
Weighted average basic and diluted common shares outstanding	52,205	58,717

Basic earnings available (loss attributable) to common stockholders per common share	$0.02	$(0.09)

Diluted earnings available (loss attributable) to common stockholders per common share	$0.02	$(0.09)

The Company’s common stock options have been excluded from the above calculation of earnings per share for the three months ended March 31, 2009 as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock, unvested restricted stock units and shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three months ended March 31, 2009 and 2008 as their inclusion would have been anti-dilutive.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Land	$294,343	$294,460
Buildings and improvements	2,291,430	2,281,217
Furniture, fixtures and equipment	306,621	302,798
Intangibles	35,736	35,736
Franchise fees	1,530	1,530
Construction in process	11,054	11,912

	2,940,714	2,927,653
Accumulated depreciation and amortization	(503,676)	(474,842)

	$2,437,038	$2,452,811

In January 2009, the Company sold surplus artwork for net proceeds of $0.3 million and a net gain of $0.3 million.

In March 2009, the Company recorded an impairment loss of $0.1 million on a parcel of land adjacent to one of its hotels in anticipation of its sale subsequent to March 31, 2009.

4. Discontinued Operations

In May 2008, the Company sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million and a net gain of $42.1 million. In addition, as part of a strategic plan to dispose of non-core hotel assets, the Company sold one other hotel property during 2008 for net proceeds of $3.6 million, including a $2.0 million note receivable which was paid by the buyer in January 2009, and a net loss of $16.1 million. These two hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No hotels were sold during the first quarter of 2009.

The following sets forth the discontinued operations for the three months ended March 31, 2008, related to hotel properties that have been sold (in thousands):

Three Months Ended March 31, 2008
(Unaudited)
Operating revenues	$26,062
Operating expenses	(18,315)
Depreciation and amortization expense	(2,210)

Income from discontinued operations	$5,537

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,157	10,159
Furniture, fixtures and equipment	5,663	5,554
Construction in process	40	5

	19,684	19,542
Accumulated depreciation	(5,572)	(5,355)

	14,112	14,187
Land held for investment	188	453

	$14,300	$14,640

In January 2009, the Company sold a vacant parcel of land for net proceeds of $0.3 million. No gain or loss was recognized on the sale.

As of March 31, 2009, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Hotel Times Square in New York City, New York. The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with EITF No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee,” the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with FASB Statement No. 123(R), “Share-Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $7,000 and $49,000, respectively, all of which was included in equity in net losses of unconsolidated joint ventures.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Hotel Times Square are senior to the returns on equity to other investors in this joint venture, and began at 8.0% and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received zero and $4.0 million in distributions during the three months ended March 31, 2009 and 2008, respectively.

7. Goodwill

The Company follows the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year during the Company’s fourth quarter. During the three months ended March 31, 2009, the economic environment relating to four of the Company’s properties continued to decline, implying that an indication of impairment may exist. Accordingly, the Company determined that a step one analysis should be performed as of March 31, 2009. In conjunction with its step one impairment evaluation, the Company determined that the goodwill associated with four of its hotels may be impaired as of March 31, 2009, and, accordingly, the Company performed a step two analysis and recorded an impairment loss of $3.6 million to goodwill and other impairment losses.

As of March 31, 2009, the Company’s market capitalization is less than the book value of its equity. The Company believes that the disparity between the book value of its assets over the market value of its business is in large part a consequence of current market conditions, including risks related to the debt markets, the Company’s industry and the broader economy. While the Company believes that some of these risks are unique to specific companies, some represent global industry risks. The Company has given consideration to these risks, and their impact upon the respective reporting units’ fair values in evaluating the impairment of its goodwill, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contain goodwill at March 31, 2009 exceeds the book value of those units for a variety of reasons, including the effect of accumulated depreciation on book value and certain property enhancements, which have resulted in improved operating performance.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Property and equipment, net	$1,022	$1,067
Deferred costs	1,686	1,432
Interest receivable	1,033	984
Other receivables	9,042	12,130
Other	2,688	2,625

	$15,471	$18,238

In January 2009, the Company received $2.0 million as payment on a note receivable from the buyer of a hotel the Company sold in December 2008.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 33 hotel properties and one laundry facility.	$1,459,796	$1,462,765
Senior Notes. The notes are guaranteed by the Company and certain of its subsidiaries.	186,012	250,000

	1,645,808	1,712,765
Less: discount on Senior Notes	(11,598)	(16,507)

	1,634,210	1,696,258
Less: current portion	(13,703)	(13,002)

	$1,620,507	$1,683,256

The Company was not in default of the loan covenants on any of its notes payable at either March 31, 2009 or December 31, 2008.

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of FSP APB 14-1. This change in methodology affects the Company’s calculations of net income and earnings per share, but does not increase the Company’s cash interest payments. As a result of the adoption of this standard on January 1, 2009, the Company restated its December 31, 2008 balance sheet by decreasing its notes payable balance by $16.5 million, with a corresponding increase to equity. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. In addition, the Company recognized an additional $0.7 million in interest expense during the three months ended March 31, 2009, and retroactively increased its interest expense by $0.9 million for the three months ended March 31, 2008 as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance.

During the first quarter of 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using its available cash on hand. After the repurchase, such Senior Notes were cancelled. The Company wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Note discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. On April 16, 2009, the Company announced that the Operating Partnership had initiated a cash tender offer to purchase any and all outstanding Senior Notes. See Note 15—Subsequent Events.

As of March 31, 2009, the Company had no outstanding indebtedness under its $200.0 million credit facility (the “credit facility”), and had $3.5 million in outstanding irrevocable letters of credit backed by the credit facility, leaving, as of that date, up to $196.5 million available under the credit facility. The Company is subject to compliance with various covenants under the credit facility, which from time to time may result in a reduction in, or the complete elimination of, funds available under the credit facility.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Continuing operations:
Interest expense	$23,532	$24,063
Accretion of Senior Notes	684	862
Amortization of deferred financing fees	417	419

	$24,633	$25,344

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders have the right to elect one director to serve on the Company’s board of directors. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders have the right to elect additional directors to serve on the Company’s board of directors. Subject to a limited exception, holders of Series C preferred stock cannot elect more than an aggregate of two directors. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company is in violation of certain financial ratios for four consecutive quarters, the holders are entitled to a default dividend (“Default Dividend”) in an amount equal to one-half of one percent (0.50%) per quarter of the liquidation preference per share of Series C preferred stock for such dividend period. In addition, if the Company is in arrears on dividends on the Series C preferred stock for four or more quarters, the holders are entitled to a Default Dividend. As of March 31, 2009, the Company is in compliance with both the financial ratios and dividend covenants. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders can redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has been classified outside of permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At March 31, 2009 and December 31, 2008, the Series C preferred stock carrying value consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	746	696

	$99,746	$99,696

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock”, respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of March 31, 2009, the Company is in compliance with the dividend requirements. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the 2008 Repurchase Program. In June 2008, the Company conducted a modified “Dutch Auction” tender offer (the “Tender Offer”) through which it purchased 7,374,179 shares of its common stock for a total cost of $129.0 million. In August 2008, the Company’s board of directors authorized an increase of $100.0 million to the 2008 Repurchase Program. During the third quarter of 2008, the Company repurchased 3,000,000 shares of its common stock at a cost of $42.1 million. On December 11, 2008, the Company’s board of directors terminated the 2008 Repurchase Program. Through the termination of the 2008 Repurchase Program, the Company incurred $1.6 million in fees and commissions related to the 2008 stock repurchases, and repurchased 11,108,486 shares of its common stock at a cost of $182.9 million.

2009 Repurchase Program and Senior Note Tender Offer

On December 11, 2008, the Company’s board of directors authorized a $200.0 million program (the “2009 Repurchase Program”) to repurchase the Company’s common stock, Series A preferred stock, Series C preferred stock, Senior Notes or to repay secured debt on or prior to December 31, 2009. As of March 31, 2009, the Company has repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, pursuant to the 2009 Repurchase Program. On April 16, 2009, the Company announced that the Operating Partnership had initiated a cash tender offer to purchase any and all outstanding Senior Notes. See Note 15—Subsequent Events.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended March 31, 2009 and 2008, the Company’s expense related to these restricted shares and restricted share units was $1.5 million and $1.6 million, respectively. The Company’s expense related to these restricted shares and restricted share units included forfeiture expense adjustments of $20,000 and zero for the three months ended March 31, 2009 and 2008, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Chief Executive Officer and current Executive Chairman. The Options will fully vest in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share. As of March 31, 2009, there remained $0.1 million of unrecognized stock-based compensation cost related to unvested Options which will be recognized on a straight-line basis over the vesting period.

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $4.7 million and $6.4 million during the three months ended March 31, 2009 and 2008, respectively. Basic management fees included in property general and administrative expense were $4.7 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively. Discontinued operations included zero and $0.7 million of basic management fees for the three months ended March 31, 2009 and 2008, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $0.8 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2009 and 2008 were $7.0 million and $8.3 million, respectively. Of the total license and franchise costs, royalties totaled $2.8 million and $3.4 million, for the three months ended March 31, 2009 and 2008, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled zero and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Renovation and Construction Commitments

At March 31, 2009, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2009 totaled $15.5 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2009 and 2008 totaled $1.3 million and $2.1 million, respectively, all of which was included in property tax, ground lease and insurance expense.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to the acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $0.6 million for the three months ended March 31, 2009.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended March 31, 2009 and 2008, and was included in corporate overhead expense.

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

At March 31, 2009, the Company had $3.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2009.

The Company’s five hotels and one laundry facility located in Minnesota are currently under audit by the State of Minnesota for the 2006, 2007 and 2008 tax years. The Company has recorded a liability for these audits in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company estimates that the ultimate liability, including penalties and interest, will range from between $0.5 million and $0.6 million, and, accordingly, recorded a liability of $0.5 million in December 2008. The

Company expects the audits to be completed and the liability to be paid during 2009. The actual resolution of this contingency may differ from the Company’s estimate. If the contingency is settled for an amount greater than the Company’s estimate, a future charge to income would result. Likewise, if the contingency is settled for an amount that is less than the Company’s estimate, a future credit to income would result.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both March 31, 2009 and December 31, 2008, amounts owed to the Company by its affiliates amounted to $0.1 million, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, is a 5.2% stockholder in GTS, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

15. Subsequent Events

On April 16, 2009, the Company announced that the Operating Partnership had initiated a cash tender offer to purchase any and all outstanding Senior Notes at a price of $600 per Senior Note and a solicitation of consents from the holders of the Senior Notes with respect to an amendment of the indenture under which the Senior Notes were issued. On May 6, 2009, the Company amended this tender offer by increasing the cash tender price from $600 to $700 per Senior Note, and increasing the cash consideration payable to holders providing their consent to the proposed amendment to the Senior Notes’ indenture from $5 to $15 per Senior Note. As of March 31, 2009, $186.0 million aggregate principal amount of Senior Notes were outstanding. The Company expects to announce the results of this tender offer and consent solicitation shortly after its amended expiration date on May 19, 2009.

On April 22, 2009, the Company drew down $60.0 million on its credit facility in connection with its ongoing Senior Notes tender offer.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2009, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for eight of our hotels;

•	performance of hotels after they are acquired;

•	competition for the acquisition of hotels;

•	competition in the operation of our hotels;

•	our ability to complete acquisitions and dispositions;

•	the need for renovations and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in business strategy or acquisition or disposition plans;

•	our level of outstanding debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

•	our ability to successfully complete negotiations for an amendment to our credit facility;

•	volatility in the credit or equity markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all; and

•	other events beyond our control.

These factors may cause our actual events to differ materially from the expectations expressed or implied by any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, the TRS Lessee, which leases all of our hotels from the Operating Partnership, and engages third parties to manage our hotels.

We own primarily upper upscale and upscale hotels in the United States. As of March 31, 2009, we owned 43 hotels, of which we classify 38 as upscale or upper upscale, two as luxury and three as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we also have a 38% equity interest in a joint venture that owns one hotel. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hyatt, Fairmont, Hilton and Starwood, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort hotels. Our average hotel has 339 rooms.

The demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle. We seek to employ a cycle-appropriate portfolio management strategy. During the growth phase of the lodging cycle, our strategy emphasizes active investment, both in terms of acquisitions of new hotels and selective investments of capital into our portfolio through hotel renovations and repositioning projects. During the mature phase of the lodging cycle, our strategy emphasizes net hotel dispositions, and during cyclical declines, our strategy emphasizes capital preservation.

During all phases of the cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues and minimize operational expenses.

During the first three months of 2009, in light of the current cyclical decline, we continued to closely monitor our unrestricted cash balance. We intend to continue to maintain higher than historical cash balances until such time as we believe the lodging cycle is approaching a recovery phase. A portion of our cash, however, may be used to fund certain transactions such as the tender offer we commenced on April 17, 2009, (the “Note Tender Offer”) with respect to the repurchase by the Operating Partnership of any and all of the Operating Partnership’s outstanding 4.60% exchangeable senior notes (the “Senior Notes”). All of our debt bears fixed interest at a weighted average rate of 5.6%, and the weighted average term to maturity of our debt is 7.7 years. Of our total debt, approximately $329.2 million matures over the next three years ($81.0 million in 2010 and $248.2 million in 2011).

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

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties.

Expenses. Our expenses consist of the following:

•	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenues;

•	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenues;

•	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

•	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense;

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

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•

Goodwill and other impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluation and to reduce the carrying value of assets on our balance sheet to their fair value.

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

•	Interest expense, which includes interest expense incurred on our outstanding debt, accretion on the Senior Notes and amortization of deferred financing fees;

•	Gain on extinguishment of debt, which includes the gain we recognized on the repurchase and cancellation of the Senior Notes;

•	Dividends paid on unvested restricted stock compensation, which includes dividends earned on our unvested restricted stock awards; and,

•	Preferred stock dividends and accretion, which includes dividends earned on our Series A and Series C preferred stock and redemption value accretion on our Series C preferred stock.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. During 2008, as a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase, with demand for lodging rooms declining by approximately 1.6% as compared to 2007. As a result of declining demand and increases in new hotel supply, our total portfolio RevPAR declined by 16.0% in the first quarter of 2009 as compared to the same period in 2008. We anticipate that lodging demand will improve when liquidity is restored in the credit markets and the U.S. economy begins to strengthen. We believe such improvements may not occur during 2009, and, therefore, we expect lodging demand to remain weak throughout the remainder of 2009. Historically, periods of declining demand are followed by extended periods of relatively strong demand, during the growth phase of the lodging cycle. Assuming the current U.S. recession ends in the later part of 2009, we would expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will eventually benefit from the current economic climate and restrictive financing environment, as new hotel construction projects will be difficult to finance. As a result, we believe the initiation of hotel development will be constrained through 2009, with certain hotel projects currently in the planning stages being postponed or cancelled. Given the one- to three-year timeline needed to construct a typical hotel, we expect a window of two to four years beginning in 2010 during which the number of new hotel openings will be limited.

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

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, taking advantage of relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels that our operators may not be able to directly control. For example, we have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Additionally, there are limits to how much our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results The following table presents the unaudited operating results for our total portfolio for the three months ended March 31, 2009 and 2008, including the amount and percentage change in the results between the periods. The table presents the results of operations included in the consolidated statements of operations, and includes 43 hotels (14,569 rooms) as of March 31, 2009 and 2008. The results of operations for the two hotels that were sold in 2008 are included in income from discontinued operations for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
REVENUES
Room	$122,631	$146,886	$(24,255)	(16.5)%
Food and beverage	51,602	59,752	(8,150)	(13.6)%
Other operating	14,383	16,062	(1,679)	(10.5)%

Total revenues	188,616	222,700	(34,084)	(15.3)%

OPERATING EXPENSES
Hotel operating	123,027	139,201	(16,174)	(11.6)%
Property general and administrative	22,872	26,524	(3,652)	(13.8)%
Corporate overhead	5,769	6,722	(953)	(14.2)%
Depreciation and amortization	29,214	29,365	(151)	(0.5)%
Goodwill and other impairment losses	3,716	—	3,716	NA

Total operating expenses	184,598	201,812	(17,214)	(8.5)%

Operating income	4,018	20,888	(16,870)	(80.8)%
Equity in net losses of unconsolidated joint ventures	(1,517)	(1,466)	(51)	(3.5)%
Interest and other income	622	578	44	7.6%
Interest expense	(24,633)	(25,344)	711	(2.8)%
Gain on extinguishment of debt	28,020	—	28,020	NA

Income (loss) from continuing operations	6,510	(5,344)	11,854	221.8%
Income from discontinued operations	—	5,537	(5,537)	(100.0)%

Net income	6,510	193	6,317	3,273.1%
Dividends paid on unvested restricted stock compensation	(447)	(239)	(208)	87.0%
Preferred stock dividends and accretion	(5,187)	(5,232)	45	(0.9)%

Income available (loss attributable) to common stockholders	$876	$(5,278)	$6,154	116.6%

Revenues. Total revenue for the three months ended March 31, 2009 was $188.6 million as compared to $222.7 million for the same period in 2008. Total revenue for the three months ended March 31, 2009 included room revenue of $122.6 million, food and beverage revenue of $51.6 million and other revenue of $14.4 million. Total revenue for the three months ended March 31, 2008 included room revenue of $146.9 million, food and beverage revenue of $59.8 million and other revenue of $16.1 million.

Included in the following tables are comparisons of the key operating metrics for our total hotel portfolio for the three months ended March 31, 2009 and 2008. The comparisons do not include the results of operations for the two hotels sold in 2008.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (43 hotels)	65.6%	$146.62	$96.18	72.3%	$158.36	$114.49	(670	) bps	(7.4)%	(16.0)%

For the three months ended March 31, 2009, RevPAR for our total portfolio decreased 16.0% to $96.18 from the same period in 2008. Occupancy decreased 670 basis points to 65.6%, while ADR decreased 7.4% to $146.62.

Room revenue. Room revenue decreased $24.3 million, or 16.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to a decrease in occupancy of $9.9 million combined with a decrease in ADR of $14.4 million.

Food and beverage revenue. Food and beverage revenue in our total hotel portfolio decreased $8.2 million, or 13.6%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to declines in occupancy, as well as to fewer conventions and meetings held at our hotels, which caused decreases in banquet, catering, restaurant and room service revenue.

Other operating revenue. Other operating revenue in our total hotel portfolio decreased $1.7 million, or 10.5%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease is primarily due to decreases in telephone, retail, parking, spa, cancellation and attrition revenue, resulting from the decrease in occupancy at our hotels and to the fact that discretionary spending by our hotel guests has decreased in the current quarter as compared to the prior year as a result of the recession.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and franchise costs, decreased $16.2 million, or 11.6%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease in hotel operating expenses is primarily related to the decreases in related room, food and beverage and other operating revenue. In addition, hotel operating expenses declined during the first three months of 2009 as compared to the same period in 2008 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives; advertising and repairs and maintenance as the hotels cancelled or delayed unnecessary expenditures; utilities due to the decline in occupancy and to reductions in gas rates at several of our hotels; franchise fees and assessments due to the decreased revenue; property taxes due to prior year refunds assessed on several of our hotels; and ground lease due to the elimination of expense at our Renaissance Orlando hotel as we purchased the land underlying the hotel in September 2008.

Property general and administrative expense. Property general and administrative expense in our total hotel portfolio decreased $3.7 million, or 13.8%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to decreased management fees and credit and collection expenses due to the decline in revenue, combined with decreased payroll, employee recruitment, employee relations, training and travel as our hotels worked to control costs during the current recession.

Corporate overhead expense. Corporate overhead expense decreased $1.0 million, or 14.2%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to decreases in audit and legal fees combined with decreases in sales tax expense, deferred stock compensation expense and salaries and wages. These decreases were slightly offset by an increase in relocation expense.

Depreciation and amortization expense. Depreciation and amortization expense in our total hotel portfolio decreased $0.2 million, or 0.5%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Goodwill and other impairment losses. Goodwill and other impairment losses totaled $3.7 million for the three months ended March 31, 2009 compared to zero for the three months ended March 31, 2008. In conjunction with our quarterly impairment evaluation, we wrote off $3.6 million of goodwill associated with four of our hotels. In addition, we recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels in anticipation of its sale subsequent to March 31, 2009.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $1.5 million for both the three months ended March 31, 2009 and 2008. In the first quarter of 2009, we recognized a loss of $1.5 million on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, and a nominal loss on our BuyEfficient joint venture. In the first quarter of 2008, we recognized a loss of $1.5 million on our interest in the Doubletree Guest Suites Hotel Times Square joint venture, and nominal income on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.6 million for both the three months ended March 31, 2009 and 2008. In the first quarter of 2009, we recognized $0.3 million in interest income, and $0.3 million on the sale of artwork located in one of our hotels. In the first quarter of 2008, we recognized $0.6 million in interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest expense	$23,532	$24,063
Accretion of Senior Notes	684	862
Deferred financing fees	417	419

	$24,633	$25,344

Interest expense decreased $0.7 million, or 2.8%, during the three months ended March 31, 2009 as compared to the same period during 2008. Interest expense decreased $0.5 million during the three months ended March 31, 2009 as compared to the same period in 2008, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in February and March 2009. In addition, during the first quarter of 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). As part of this adoption, we recorded an additional $0.7 million in interest expense for the three months ended March 31, 2009, and we retrospectively adjusted interest expense by an additional $0.9 million for the three months ended March 31, 2008. Interest expense due to the accretion of the Senior Notes decreased by $0.2 million during the three months ended March 31, 2009 as compared to the same period in 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in February and March 2009. Interest expense due to deferred financing fees remained relatively constant during the first three months of 2009 as compared to the same period in 2008.

Our weighted average interest rate per annum was approximately 5.6% on March 31, 2009 and 5.5% on March 31, 2008. On March 31, 2009, the interest rates for all of our outstanding notes payable were fixed.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled $28.0 million for the three months ended March 31, 2009, and zero for the three months ended March 31, 2008. During the first quarter of 2009, we recognized a gain of $28.0 million due to the repurchase and cancellation of $64.0 million in aggregate principal amount of the Senior Notes.

Income from discontinued operations. Income from discontinued operations was zero during the three months ended March 31, 2009 as compared to $5.5 million for the three months ended March 31, 2008. As described under “—Investing Activities—Dispositions,” no hotels were sold during 2009 and two hotels were sold during 2008. Consistent with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these two hotels as discontinued operations.

Dividends paid on unvested restricted stock compensation. Due to our adoption of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) during the first quarter of 2009, common stock dividends earned on our unvested restricted stock awards was $0.4 million for the three months ended March 31, 2009 as compared to $0.2 million for the three months ended March 31, 2008.

Preferred stock dividends and accretion. Preferred stock dividends and accretion decreased $45,000, or 0.9%, during the three months ended March 31, 2009 as compared to the same period in 2008, due to a decrease in the dividend rate for our Series C preferred stock to $0.393 per share during the first quarter of 2009 from $0.404 per share during the same period in 2008.

Investing Activities

Acquisitions. Consistent with our cycle-appropriate strategy, we did not acquire any hotel properties during either the first quarter ended March 31, 2009 or the year ended December 31, 2008. In September 2008, we acquired 32.6 acres of land underlying our Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $0.6 million for the three months ended March 31, 2009.

We expect to make few hotel acquisitions until the early growth phase of the lodging cycle. We generally expect acquisition opportunities will continue to be limited in 2009 due to the state of the credit markets and uncertainty regarding near-term business operations.

Dispositions. We did not sell any hotels during the three months ended March 31, 2009. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2008. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our $200.0 million credit facility (the “credit facility”), which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs) in a modified “Dutch Auction” tender offer (the “Tender Offer”). Although our current intention is to retain a portion of the remaining proceeds until we see signs of a recovery of the lodging cycle, we continue to analyze alternatives for the reinvestment of the remaining proceeds, which, depending on market conditions, may include hotel acquisitions, debt repayments (including the Note Tender Offer), securities repurchases, other types of investments, or other general corporate needs. In December 2008, we sold the Crowne Plaza in Grand Rapids, Michigan for net proceeds of $3.6 million, including a $2.0 million note receivable that we collected in January 2009, and a net loss of $16.1 million. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures and proceeds from our credit facility. Our primary uses for cash were for capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes), repurchases of our common stock and dividends on our common and preferred stock. Recently, the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Accordingly, we cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $11.5 million for the three months ended March 31, 2009 compared to $21.1 million for the three months ended March 31, 2008. This decrease was primarily due to decreased earnings at our hotels during the three months ended March 31, 2009 as compared to the same period in 2008.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2009 compared to the first three months of 2008 was as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Proceeds from sale of hotel properties and other assets	$2,584	$—
Restricted cash – replacement reserve	2,654	1,206
Cash received from unconsolidated joint ventures	—	4,000
Acquisitions of hotel properties	—	(11)
Renovations and additions to hotel properties and other real estate	(13,812)	(31,809)

	$(8,574)	$(26,614)

Pursuant to our cycle-appropriate strategy, we did not acquire any hotels during either the three months ended March 31, 2009 or 2008. Net cash used in investing activities was $8.6 million during the first three months of 2009 compared to $26.6 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we received $2.6 million from the sale of hotel properties and other assets, which included a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.3 million from the sale of artwork located in one of our hotels, and $0.3 million from the sale of a vacant parcel of land. In addition, we decreased the balance in our restricted cash replacement reserve accounts by $2.7 million, and paid cash of $13.8 million for renovations to our hotels. During the same period in 2008, we paid an additional $11,000 for two hotels acquired in 2007. In addition, we paid cash of $31.8 million for renovations to our hotels, received $4.0 million from one of our unconsolidated joint ventures and decreased the balance in our restricted cash replacement reserve accounts by $1.2 million.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, draws and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $45.8 million for the three months ended March 31, 2009 compared to $39.9 million for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 consisted primarily of $33.3 million of principal payments on our notes payable, including the repurchase of Senior Notes, and $12.5 million of dividends paid to our stockholders. Net cash used in financing activities for the three months ended March 31, 2008 consisted primarily of $14.0 million of principal payments on notes payable and our credit facility, $11.8 million used to repurchase shares of our common stock and $26.0 million of dividends paid to our stockholders, partially offset by draws on our credit facility of $12.0 million.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable and credit facility, including the Note Tender Offer, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, sales of hotel properties, including the net remaining proceeds from the sale of the Hyatt Regency Century Plaza, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets, borrowing restrictions imposed by lenders under our existing notes payable and our credit facility, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. Recently, the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We expect that we will need approximately $130.0 million to consummate the amended Note Tender Offer if fully subscribed. We intend to fund the actual amount needed to repurchase the Senior Notes validly tendered (and the related consents) with one or more of the following: cash on hand, proceeds from one or more borrowings under our credit facility, proceeds from one or more new secured financings of our unencumbered assets, proceeds from asset sales and/or one or more capital market transactions, which may include senior debt, preferred equity or common equity.

We believe that our current cash balance, our cash flow from operations and our unencumbered properties will provide us with sufficient liquidity, including after the consummation of the Note Tender Offer, to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months. As of March 31, 2009, our credit facility had no amount outstanding, and had $3.5 million backing outstanding irrevocable letters of credit, leaving up to $196.5 million available under the credit facility. We are currently negotiating the terms of an amendment to our credit facility, as discussed below under “—Financial Covenants.”

Debt. During the first quarter of 2009, we repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using available cash on hand. After repurchase, such Senior Notes were cancelled. We wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Note discount, and recognized a net gain of $28.0 million on this early extinguishment of debt.

As of March 31, 2009, we had $1.6 billion of debt, $173.9 million of cash and cash equivalents, including restricted cash, and total assets of $2.7 billion. We believe that by controlling debt levels, we can achieve lower capital costs than more highly leveraged companies.

As of March 31, 2009, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt. The weighted average term to maturity of our debt is 7.7 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the New York Hilton Times Square, is in December 2010.

Financial Covenants. We are subject to compliance with various covenants under both the credit facility and the Series C preferred stock. If we fail to meet the credit facility’s covenants, we will be in default of the credit facility, which may result in a reduction in, or the elimination of, funds available under the credit facility. If we fail to meet certain financial covenants with respect to our Series C preferred stock, the Series C holder would be entitled to elect one member to our board of directors and to receive a default dividend of 0.50% of its liquidation preference per quarter (as defined in the articles supplementary for the Series C preferred stock) in addition to any other dividend to which it is entitled, and we would be restricted from paying dividends on our common stock. We believe if economic trends continue to negatively affect the demand for our hotels, we may fail to meet our financial covenants under the credit facility and the Series C preferred stock within the next 12 to 24 months. If we fail to meet the financial covenants with respect to the Series C preferred stock, we may seek an agreement with the holders of the Series C preferred stock to amend the financial covenants, although there is no assurance that we would be successful in such negotiations.

We have reached an agreement in principle with two lead credit facility banks to amend our credit facility. Under the terms of the agreement, the credit facility will be converted to an $85.0 million senior secured facility secured by mortgages on five of the Company’s currently unencumbered hotels. The amount available under the amended credit facility at any given time will be dependent on the value of the borrowing base of assets included as collateral. The terms of the amendment provide adequate credit facility availability, reducing the minimum fixed charge coverage ratio from 1.50:1.00 to 1.00:1.00 with flexibility to drop to 0.90:1.00 for up to four quarters. The initial interest rate of the amended facility is expected to be approximately 375 basis points over LIBOR, which is an increase from the current rate of 90 to 150 basis points over LIBOR, depending on the type of the advance and certain financial ratios. The term of the credit facility will not be extended and will expire on July 11, 2011, unless the Company complies with certain requirements to extend the term for an additional year. While we currently expect to close on the amended facility in the second quarter, no assurances can be made that the amendment will close on the terms described herein, or at all.

Additionally, we believe we could obtain mortgages on, or pledge to a secured facility, one or more of our ten unencumbered hotels, and we may secure certain of these hotels in connection with the proposed amendment to the credit facility discussed above. These ten hotels had an aggregate of 3,119 rooms as of March 31, 2009, and generated $34.2 million in revenue during the first three months of 2009.

Cash Balance. We intend to continue to maintain higher than historical cash balances until such time as we see signs of a recovery of the lodging cycle. We believe that by minimizing our need to access external capital by maintaining higher than typical cash balances during the current cyclical decline, our financial security and flexibility have been meaningfully enhanced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2009 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,645,808	$13,703	$362,145	$97,193	$1,172,767
Interest obligations on notes payable	674,271	91,890	162,989	132,798	286,594
Operating lease obligations	308,967	4,979	8,673	8,628	286,687
Construction commitments	15,457	15,457	—	—	—
Employment obligations	2,977	865	1,300	812	—

Total	$2,647,480	$126,894	$535,107	$239,431	$1,746,048

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $13.8 million in our hotels during the first three months of 2009. For 2009, our renovation budget includes $15.5 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2009, $22.9 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interest in two joint ventures. For further discussion of these joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2007 and 2008, and our total hotel portfolio by quarter for 2008 and 2009 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2007 Comparable Hotel Portfolio (41 hotels) (1)	$189,516	$215,346	$212,371	$238,610	$855,843
2007 revenues as a percentage of total	22.1%	25.2%	24.8%	27.9%	100.0%
2008 Comparable Hotel Portfolio (41 hotels) (1)	$192,056	$219,866	$209,307	$218,495	$839,724
2008 revenues as a percentage of total	22.9%	26.2%	24.9%	26.0%	100.0%
2008 Total Hotel Portfolio (43 hotels) (2)	$218,745	$249,093	$233,367	$248,606	$949,811
2008 revenues as a percentage of total	23.0%	26.2%	24.6%	26.2%	100.0%
2009 Total Hotel Portfolio (43 hotels) (2)	$184,598

(1)	Includes hotel properties owned on March 31, 2009, excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando).

(2)	Includes all hotel properties owned on March 31, 2009.

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

•

Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded. We account for goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as FASB Statement No. 157, “Fair Value Measurements” for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using the procedures described above. During the three months ended March 31, 2009, the economic environment relating to four of our properties continued to decline, implying that an indication of impairment may exist. Accordingly, we determined that a step one analysis should be performed as of March 31, 2009. In conjunction with our step one impairment evaluation, we determined that the goodwill associated with four of our hotels may be impaired as of March 31, 2009, and, accordingly, we performed a step two analysis and recorded an impairment loss of $3.6 million to goodwill and other impairment losses.

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

New Accounting Standards and Accounting Changes

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 160 did not have any impact on our consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. FAS 161 impacts disclosures only and did not have any impact on our consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of FSP APB 14-1. This change in methodology affects our calculations of net income and earnings per share as the interest rate increases to 6.5% based on our non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase our cash interest payments. Upon our adoption of FSP APB 14-1 on January 1, 2009, we decreased notes payable and increased equity by $16.5 million. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. Interest expense for the three months ended March 31, 2009 and 2008 includes $0.7 million and $0.9 million, respectively, in accretion of the Senior Notes.

In June 2008, the FASB issued FSP EITF 03-6-1 which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share are adjusted restrospectively to conform with the provisions of FSP EITF 03-6-1. Early adoption was not permitted. The adoption of FSP EITF 03-6-1 impacted our calculations of earnings per share for the three months ended March 31, 2009 and 2008, as earnings representing nonforfeitable dividends of $0.4 million and $0.2 million, respectively, were allocated to the participating securities.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), to amend Statement No. 141 (revised 2007) “Business Combinations.” FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP FAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. FSP FAS 141(R)-1 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At March 31, 2009, none of our outstanding debt was subject to variable interest rates.

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

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008, filed with the Securities and Exchange Commission on February 12, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	13,004	(1)	$5.58
February 1, 2009 – February 28, 2009	43,970	(1)	$4.28
March 1, 2009 – March 31, 2009	—		—		$169,600,000	(2)

(1)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)	On December 11, 2008, the Company’s board of directors authorized the repurchase of the Company’s common stock, Series A preferred stock, Series C preferred stock and the Senior Notes or repayment of secured debt for an aggregate purchase price and/or payment of up to $200.0 million on or prior to December 31, 2009 (the “2009 Repurchase Program”). During the three months ended March 31, 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest. As of March 31, 2009, the Company has $169.6 million available to repurchase securities or to repay any secured debt under the 2009 Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

4.1	Third Supplemental Indenture, dated as of July 29, 2008, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association

10.1	Amendment No. 1 to Employment Agreement, dated January 22, 2009, by and between Sunstone Hotel Investors, Inc. and Arthur L. Buser, Jr.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 7, 2009	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)