Form 10-Q
period 2009-06-30
Sunstone Hotel Investors, Inc.
filed 2009-08-05
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

75,170,261 shares of Common Stock, $0.01 par value, as of August 3, 2009

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,073	$176,898
Restricted cash	44,925	40,536
Accounts receivable, net	29,475	34,198
Due from affiliates	92	109
Inventories	2,553	2,781
Prepaid expenses	6,436	7,245
Investment in hotel properties of discontinued operations, net	7,745	78,646
Investment in hotel property of operations held for non-sale disposition, net	29,303	—
Other current assets of discontinued operations, net	870	2,000
Other current assets of operations held for non-sale disposition, net	3,620	2,790

Total current assets	320,092	345,203
Investment in hotel properties, net	2,190,619	2,282,963
Investment in hotel property of operations held for non-sale disposition, net	—	91,202
Other real estate, net	14,176	14,640
Investments in unconsolidated joint ventures	26,693	28,770
Deferred financing costs, net	9,153	11,291
Goodwill	8,659	13,404
Other assets, net	12,833	18,138

Total assets	$2,582,225	$2,805,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,936	$17,104
Accrued payroll and employee benefits	7,382	7,472
Due to Interstate SHP	14,876	16,088
Dividends payable	5,138	12,499
Other current liabilities	27,722	30,194
Current portion of notes payable	18,668	13,002
Current portion of note payable of operations held for non-sale disposition	65,000	—
Other current liabilities of discontinued operations	564	2,980
Other current liabilities of operations held for non-sale disposition	2,504	2,120

Total current liabilities	162,790	101,459
Notes payable, less current portion	1,431,149	1,618,256
Note payable, less current portion of operations held for non-sale disposition	—	65,000
Other liabilities	6,562	6,388

Total liabilities	1,600,501	1,791,103
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008, liquidation preference of $24.375 per share	99,796	99,696
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 73,841,451 shares issued and outstanding at June 30, 2009 and 47,864,654 shares issued and outstanding at December 31, 2008	738	479
Additional paid in capital	959,157	829,274
Retained earnings	136,964	260,659
Cumulative dividends	(387,253)	(347,922)
Accumulated other comprehensive loss	(3,928)	(3,928)

Total stockholders’ equity	881,928	914,812

Total liabilities and stockholders’ equity	$2,582,225	$2,805,611

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
REVENUES
Room	$120,325	$157,589	$235,898	$294,272
Food and beverage	48,173	62,882	97,046	118,838
Other operating	14,303	14,736	27,772	29,720
Total revenues of operations held for non-sale disposition	4,013	6,644	7,703	12,247

Total revenues	186,814	241,851	368,419	455,077

OPERATING EXPENSES
Room	28,614	33,038	55,760	63,807
Food and beverage	34,871	42,984	69,793	84,566
Other operating	7,066	8,159	14,779	16,502
Advertising and promotion	10,841	11,975	22,136	23,776
Repairs and maintenance	7,849	8,485	15,796	16,881
Utilities	6,995	8,188	15,179	16,532
Franchise costs	6,759	8,788	13,081	15,785
Property tax, ground lease, and insurance	12,784	12,818	24,127	25,704
Property general and administrative	21,129	25,472	42,421	49,932
Corporate overhead	4,849	5,244	10,608	11,929
Depreciation and amortization	27,377	26,602	54,492	53,932
Total operating expenses of operations held for non-sale disposition	4,660	5,786	9,350	11,512
Goodwill and other impairment losses	66,977	—	70,693	—
Impairment loss of operations held for non-sale disposition	60,046	—	60,046	—

Total operating expenses	300,817	197,539	478,261	390,858

Operating income (loss)	(114,003)	44,312	(109,842)	64,219
Equity in net losses of unconsolidated joint ventures	(584)	(56)	(2,101)	(1,522)
Interest and other income	254	1,101	876	1,679
Interest expense	(23,116)	(24,429)	(46,748)	(48,761)
Interest expense of operations held for non-sale disposition	(1,011)	(1,012)	(2,012)	(2,024)
Gain on extinguishment of debt	26,559	—	54,579	—

Income (loss) from continuing operations	(111,901)	19,916	(105,248)	13,591
Income (loss) from discontinued operations	(18,304)	48,439	(18,447)	54,957

NET INCOME (LOSS)	(130,205)	68,355	(123,695)	68,548
Dividends paid on unvested restricted stock compensation	—	(224)	(447)	(463)
Preferred stock dividends and accretion	(5,188)	(5,232)	(10,375)	(10,464)
Undistributed income allocated to unvested restricted stock compensation	—	(433)	—	(172)
Undistributed income allocated to Series C preferred stock	—	(2,772)	—	(1,101)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(135,393)	$59,694	$(134,517)	$56,348

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(1.92)	$0.19	$(2.05)	$0.02
Income (loss) from discontinued operations	(0.31)	0.84	(0.33)	0.94

Basic income available (loss attributable) to common stockholders per common share	$(2.23)	$1.03	$(2.38)	$0.96

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(1.92)	$0.19	$(2.05)	$0.02
Income (loss) from discontinued operations	(0.31)	0.83	(0.33)	0.94

Diluted income available (loss attributable) to common stockholders per common share	$(2.23)	$1.02	$(2.38)	$0.96

Weighted average common shares outstanding:
Basic	60,845	58,186	56,549	58,452

Diluted	60,845	58,276	56,549	58,546

Dividends declared per common share	$—	$0.35	$—	$0.70

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	7,050,000	$176,250	47,864,654	$479	$829,274	$260,659	$(347,922)	$(3,928)	$914,812
Net proceeds from sale of common stock (unaudited)			20,700,000	207	98,491				98,698
Vesting of restricted common stock (unaudited)			227,640	2	2,486				2,488
Common stock dividends at $0.60 per share year to date (unaudited)			5,049,157	50	29,006		(29,056)		—
Series A preferred dividends and dividends payable at $1.00 per share year to date (unaudited)							(7,050)		(7,050)
Series C preferred dividends and dividends payable at $0.786 per share year to date (unaudited)							(3,225)		(3,225)
Accretion of discount on Series C preferred stock (unaudited)					(100)				(100)
Net loss and comprehensive loss (unaudited)						(123,695)			(123,695)

Balance at June 30, 2009 (unaudited)	7,050,000	$176,250	73,841,451	$738	$959,157	$136,964	$(387,253)	$(3,928)	$881,928

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(123,695)	$68,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	230	255
(Gain) loss on sale of hotel properties and other assets	12,716	(42,108)
Gain on extinguishment of debt	(54,579)	—
Depreciation	58,261	59,086
Amortization of deferred franchise fees and other intangibles	215	2,061
Amortization of deferred financing costs	1,204	838
Amortization of loan discounts	1,339	1,725
Amortization of deferred stock compensation	2,348	2,138
Goodwill and other impairment losses	135,657	—
Equity in net losses of unconsolidated joint ventures	2,101	1,522
Changes in operating assets and liabilities:
Restricted cash	(3,943)	(3,855)
Accounts receivable	5,337	1,560
Due from affiliates	17	854
Inventories	455	200
Prepaid expenses and other assets	2,379	4,148
Accounts payable and other liabilities	(2,638)	(377)
Accrued payroll and employee benefits	(780)	(7,646)
Due to Interstate SHP	(1,212)	(1,451)
Discontinued operations	173	698
Operations held for non-sale disposition	(925)	(938)

Net cash provided by operating activities	34,660	87,258

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	56,289	358,761
Cash proceeds held by accommodator	—	(361,017)
Restricted cash – replacement reserve	(515)	8,514
Cash received from unconsolidated joint ventures	—	5,107
Acquisitions of hotel properties	—	25
Renovations and additions to hotel properties and other real estate	(26,059)	(59,696)

Net cash provided by (used in) investing activities	29,715	(48,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	103,500	—
Payment of common stock offering costs	(4,802)	—
Payment for repurchases of outstanding common stock	—	(11,827)
Proceeds from notes payable	60,000	40,000
Payments on notes payable	(66,781)	(44,048)
Payments for repurchases of notes payable and costs	(117,377)	—
Payments of deferred financing costs	(3,104)	(10)
Dividends paid	(17,636)	(51,779)

Net cash used in financing activities	(46,200)	(67,664)

Net increase (decrease) in cash and cash equivalents	18,175	(28,712)
Cash and cash equivalents, beginning of period	176,898	64,967

Cash and cash equivalents, end of period	$195,073	$36,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$49,995	$49,255

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$124	$332

Amortization of deferred stock compensation – unconsolidated joint venture	$16	$64

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$29,056	$—

Dividends payable	$5,138	$25,775

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2009, the Company owned 41 hotels, and its third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 23 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Hotels Corporation (“Hilton”) and Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), collectively manager of five of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 12, 2009. Certain prior period amounts have been reclassified to conform to the current presentation, including changes resulting from the adoptions of FSP APB 14-1 (defined below) and FSP EITF 03-6-1 (defined below), as well as from the reclassification of the W San Diego Hotel to “operations held for non-sale disposition” discussed later in this Note 2.

The Company has evaluated subsequent events through the date of issuance of these financial statements, August 5, 2009.

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

On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in FASB Statement No. 128,

“Earnings per Share” (“FAS 128”). In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively.

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for its W San Diego Hotel, or the hotel, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, the Company believes the value of the hotel is now significantly less than the principal amount of the mortgage. Prior to electing this default, the Company made several attempts to work with the special servicer handling the W San Diego Hotel’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined the Company’s proposed modifications. At this point, the Company does not expect further negotiation with the special servicer, and the Company is prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this default, the Company has reclassified the assets, liabilities and results of operations of the W San Diego Hotel to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows.

As a result of the adoptions of FSP APB 14-1 and FSP EITF 03-6-1 on January 1, 2009 and the reclassification of the W San Diego Hotel to “operations held for non-sale disposition,” the Company has restated its December 31, 2008 consolidated balance sheet, as well as its statement of operations for the three and six months ended June 30, 2008, as follows (in thousands, except per share data):

		Adjustments
	As previously reported (1)	FSP APB 14-1	FSP EITF 03-6-1	As adjusted
As of December 31, 2008:
Notes payable, less current portion	$1,634,763	$(16,507)	$—	$1,618,256
Additional paid in capital	$807,475	$21,799	$—	$829,274
Retained earnings	$265,951	$(5,292)	$—	$260,659
For the three months ended June 30, 2008:
Interest expense	$23,566	$863	$—	$24,429
Net income	$69,218	$(863)	$—	$68,355
Net income per share – basic	$1.05	$(0.02)	$—	$1.03
Net income per share – diluted	$1.05	$(0.02)	$(0.01)	$1.02
For the six months ended June 30, 2008:
Interest expense	$47,036	$1,725	$—	$48,761
Net income	$70,273	$(1,725)	$—	$68,548
Net income per share – basic and diluted	$1.00	$(0.03)	$(0.01)	$0.96

(1)	The amounts shown in the “As previously reported” column have been adjusted to reflect the reclassification of the W San Diego Hotel to “operations held for non-sale disposition.”

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2009 results of operations for the Marriott-managed hotels include results from January 3 through March 27 for the first quarter, March 28 through June 19 for the second quarter, June 20 through September 11 for the third quarter, and September 12 through January 1 for the fourth quarter. The Company’s 2008 results of operations for the Marriott- managed hotels include results from December 29 through March 21 for the first quarter, March 22 through June 13 for the second quarter, June 14 through September 5 for the third quarter, and September 6 through January 2 for the fourth quarter.

Fair Value of Financial Instruments

As of June 30, 2009 and December 31, 2008, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 1 measurements at $1.7 million as of both June 30, 2009 and December 31, 2008. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 1 measurements at $1.7 million as of both June 30, 2009 and December 31, 2008. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

The Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate.

The Company has analyzed the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis taking into account each related property’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of June 30, 2009 and December 31, 2008, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the W San Diego Hotel, totaled $1.5 billion and $1.7 billion as of June 30, 2009 and December 31, 2008, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt as of June 30, 2009 and December 31, 2008 totaled $1.2 billion and $1.4 billion, respectively.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment in hotel properties, net	$64,415	$—	$64,532	$—
Investment in hotel properties of discontinued operations, net	4,918	—	4,918	—
Investment in hotel property of operations held for non-sale disposition, net	60,046	—	60,046	—
Goodwill	1,145	—	4,745	—

Total Level 3 measurement impairment losses included in earnings	$130,524	$—	$134,241	$—

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date
	Total June 30, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$1,730	$1,730	$—	$—
Investment in hotel properties, net(1)	79,859	—	—	79,859
Investment in hotel properties of discontinued operations, net	7,745	—	—	7,745
Investment in hotel property of operations held for non-sale disposition, net	29,303	—	—	29,303
Goodwill	8,659	—	—	8,659

Total assets	$127,296	$1,730	$—	$125,566

Liabilities:
Retirement benefit agreement	$1,730	$1,730	$—	$—

Total liabilities	$1,730	$1,730	$—	$—

(1)	Includes the three hotel properties that were impaired and recorded at fair value as of June 30, 2009.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at June 30, 2009 and December 31, 2008 includes an allowance for doubtful accounts of $0.1 million and $0.3 million, respectively. At June 30, 2009 and December 31, 2008, the Company had approximately $2.6 million and $4.9 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either June 30, 2009 or December 31, 2008 as all amounts have been deemed to be collectible.

Deferred Financing Costs

Deferred financing costs consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt.

Total amortization of deferred financing costs was $0.5 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, the majority of which was included in interest expense. For the six months ended June 30, 2009 and 2008, total amortization of deferred financing costs was $0.9 million and $0.8 million, respectively, the majority of which was included in interest expense. Interest expense of operations held for non-sale disposition associated with the W San Diego Hotel contained a nominal amount of amortization of deferred financing costs for both the three and six months ended June 30, 2009 and 2008.

During the second quarter of 2009, the Company wrote-off $0.3 million in deferred financing costs related to the amendment to its credit facility.

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the FASB Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

On January 1, 2009, the Company adopted FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in FAS 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact. For the three months ended June 30, 2009 and 2008, distributed and undistributed earnings representing non-forfeitable dividends of zero and $0.7 million, respectively, were allocated to the participating securities. For the six months ended June 30, 2009 and 2008, distributed and undistributed earnings representing non-forfeitable dividends of $0.4 million and $0.6 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(130,205)	$68,355	$(123,695)	$68,548
Less dividends paid on unvested restricted stock compensation	—	(224)	(447)	(463)
Less preferred stock dividends and accretion	(5,188)	(5,232)	(10,375)	(10,464)
Less undistributed income allocated to unvested restricted stock compensation	—	(433)	—	(172)
Less undistributed income allocated to Series C preferred stock	—	(2,772)	—	(1,101)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(135,393)	$59,694	$(134,517)	$56,348

Denominator:
Weighted average basic common shares outstanding	60,845	58,186	56,549	58,452
Unvested restricted stock awards	—	76	—	80
Stock options	—	14	—	14

Weighted average diluted common shares outstanding	60,845	58,276	56,549	58,546

Basic earnings available (loss attributable) to common stockholders per common share	$(2.23)	$1.03	$(2.38)	$0.96

Diluted earnings available (loss attributable) to common stockholders per common share	$(2.23)	$1.02	$(2.38)	$0.96

The Company’s common stock options and unvested restricted stock units and shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2009, as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2009 and 2008 as their inclusion would have been anti-dilutive.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Land	$274,120	$274,370
Buildings and improvements	2,068,389	2,114,012
Furniture, fixtures and equipment	287,188	275,868
Intangibles	35,736	35,736
Franchise fees	1,447	1,447
Construction in process	7,492	11,545

	2,674,372	2,712,978
Accumulated depreciation and amortization	(483,753)	(430,015)

	$2,190,619	$2,282,963

During the first quarter of 2009, the Company sold surplus artwork for net proceeds of $0.3 million and a net gain of $0.3 million. During the second quarter of 2009, the Company sold additional surplus artwork for net proceeds of $0.1 million and a net gain of $0.1 million. The gains on these sales are included in interest and other income on the consolidated statements of operations.

In March 2009, the Company recorded an impairment loss of $0.1 million to goodwill and other impairment losses on a parcel of land adjacent to one of its hotels in anticipation of its sale in June 2009. The Company received net proceeds of $0.1 million, and recorded a net loss of $0.1 million on this sale, which is included in interest and other income on the consolidated statements of operations.

In June 2009, the Company performed a review of each property for possible impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, the Company used discounted cash flow analysis to estimate the fair value of its properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In conjunction with this review, the Company recorded an impairment loss of $64.5 million to goodwill and other impairment losses to reduce the carrying values of three hotels on its balance sheet to their fair values. The three hotels and respective impairment losses were: the Renaissance Westchester, $30.2 million; the Marriott Del Mar, $25.4 million; and the Marriott Ontario, $8.9 million.

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for its W San Diego Hotel, or the hotel, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, the Company believes the value of this hotel is now significantly less than the principal amount of its mortgage. Prior to electing the default, the Company made several attempts to work with the special servicer handling the W San Diego Hotel’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined the Company’s proposed modifications. At this point, the Company does not expect further negotiation with the special servicer, and the Company is prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this default, the Company has reclassified the assets, liabilities and results of operations of the W San Diego Hotel to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. In addition, the Company recorded an impairment loss of $60.0 million in accordance with FAS 144 to impairment loss of operations held for non-sale disposition associated with the W San Diego Hotel in order to reduce the carrying value of this hotel to its fair value as of June 30, 2009.

4. Discontinued Operations

As part of a strategic plan to dispose of non-core hotel assets, the Company sold the Crowne Plaza Grand Rapids during the fourth quarter of 2008, sold the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and entered into an agreement during the second quarter of 2009 to sell the Hyatt Suites Atlanta Northwest in the third quarter of 2009. In addition, the Company sold the Hyatt Regency Century Plaza in May 2008. These five hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with FAS 144. The Company recorded an impairment loss of $4.9 million in June 2009 in anticipation of the Hyatt Suites Atlanta Northwest sale in the third quarter of 2009. The sales of the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009 generated net proceeds of $53.5 million and a net loss of $10.8 million. During the second quarter of 2009, the Company also recorded a net loss of $2.3 million due to additional expenses incurred related to hotels sold in prior years, including $1.5 million accrued by the Company in regards to a lawsuit brought against the Company by the buyer of thirteen hotels sold by the Company in 2006, and $0.8 million accrued for various tax audits covering prior years. The Crowne Plaza Grand Rapids sale in 2008 generated net proceeds of $3.6 million, including a $2.0 million note receivable which was paid by the buyer in January 2009, and a net loss of $16.1 million, while the sale of the Hyatt Regency Century Plaza in 2008 generated net proceeds of $358.8 million and a net gain of $42.1 million.

The following sets forth the discontinued operations for the three and six months ended June 30, 2009 and 2008, related to hotel properties that are classified as “held for sale” or that have been sold (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$5,683	$28,357	$12,692	$63,893
Operating expenses	(5,125)	(20,016)	(11,187)	(45,743)
Depreciation and amortization expense	(874)	(2,010)	(1,964)	(5,301)
Impairment loss	(4,918)	—	(4,918)	—
Gain (loss) on sale of hotels	(13,070)	42,108	(13,070)	42,108

Income (loss) from discontinued operations	$(18,304)	$48,439	$(18,447)	$54,957

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,157	10,159
Furniture, fixtures and equipment	5,794	5,554
Construction in process	5	5

	19,780	19,542
Accumulated depreciation	(5,792)	(5,355)

	13,988	14,187
Land held for investment	188	453

	$14,176	$14,640

In January 2009, the Company sold a vacant parcel of land for net proceeds of $0.3 million. No gain or loss was recognized on the sale.

As of June 30, 2009, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Times Square Hotel in New York City, New York. The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with EITF No. 00-12, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee,” the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with FASB Statement No. 123(R), “Share-Based Payment” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” During the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $17,000 and $50,000, respectively. During the six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $24,000 and $99,000, respectively. All of the stock-based compensation expense for BuyEfficient was included in equity in net losses of unconsolidated joint ventures.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square Hotel are senior to the returns on equity to other investors in this joint venture. The annual dividends were initially 8.0% and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received zero in distributions during both the three and six months ended June 30, 2009, and zero and $5.1 million in distributions during the three and six months ended June 30, 2008, respectively.

7. Goodwill

The Company follows the requirements of FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually and when facts and circumstances suggest that it may be impaired. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year during the Company’s fourth quarter. During the first and second quarters of 2009, in light of the continuing decline in the economic environment, the Company determined that an intra-year impairment analysis should be performed as of both March 31, 2009 and June 30, 2009. In conjunction with its first quarter impairment evaluation, the Company determined that the goodwill associated with four of its hotels may be impaired as of March 31, 2009, and, accordingly, the Company recorded an impairment loss of $3.6 million to goodwill and other impairment losses. In conjunction with its second quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels may be impaired as of June 30, 2009, and, accordingly, the Company recorded an impairment loss of $1.1 million to goodwill and other impairment losses.

As of June 30, 2009, the Company’s market capitalization is less than the book value of its equity. The Company believes that the disparity between the book value of its assets and the market value of its business is in large part a consequence of current market conditions, including risks related to the debt markets, the Company’s industry and the broader economy. The Company has given consideration to these risks, and their impact upon the respective reporting units’ fair values in evaluating the impairment of its goodwill, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contained goodwill at June 30, 2009 exceeds the book value of those units.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Property and equipment, net	$1,053	$1,067
Deferred costs	334	1,432
Interest receivable	1,083	984
Other receivables	7,673	12,125
Other	2,690	2,530

	$12,833	$18,138

In January 2009, the Company received $2.0 million as payment on a note receivable from the buyer of a hotel the Company sold in December 2008.

In June 2009, the Company recognized an impairment charge of $1.4 million related to the write-off of deferred costs associated with a potential timeshare development in Newport Beach, California. This impairment is included in goodwill and other impairment losses.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 32 hotel properties and one laundry facility.	$1,390,984	$1,397,765
Senior Notes. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	250,000

	1,453,484	1,647,765
Less: discount on Senior Notes	(3,667)	(16,507)

	1,449,817	1,631,258
Less: current portion	(18,668)	(13,002)

	$1,431,149	$1,618,256

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for its W San Diego Hotel, or the hotel, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, the Company believes the value of this hotel is now significantly less than the principal amount of its mortgage. Prior to electing the default, the Company made several attempts to work with the special servicer handling the W San Diego Hotel’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined the Company’s proposed modifications. At this point, the Company does not expect further negotiation with the special servicer, and the Company is prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this default, the Company has reclassified the assets, liabilities (including $65.0 million of mortgage debt) and results of operations of the W San Diego Hotel to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. The Company was not in default of the loan covenants on any other of its notes payable at either June 30, 2009 or December 31, 2008.

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of FSP APB 14-1. This change in methodology affects the Company’s calculations of net income and earnings per share, but does not increase the Company’s cash interest payments. As a result of the adoption of this standard on January 1, 2009, the Company restated its December 31, 2008 balance sheet by decreasing its notes payable balance by $16.5 million, with a corresponding increase to equity. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. In addition, the Company recognized an additional $0.7 million and $1.3 million in interest expense during the three and six months ended June 30, 2009, respectively, and retroactively increased its interest expense by $0.9 million and $1.7 million for the three and six months ended June 30, 2008, respectively, as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance.

During the first quarter of 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using its available cash on hand. After the repurchase, such Senior Notes were cancelled. The Company wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of a tender offer (the “Senior Notes Tender Offer”), the Company purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, the Company paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. The Company wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. The Company initially used its credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from its equity offering completed in May 2009.

In April 2009, the Company drew down $60.0 million on its credit facility in connection with its Senior Notes Tender Offer. The Company repaid the $60.0 million in May 2009 using available cash. In June 2009, the Company amended its credit facility (the “amended credit facility”), reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which may be increased to 10.50:1.00 for up to four quarters. The amended credit facility is secured by five of the Company’s hotels (Fairmont Newport Beach, Hyatt Regency Newport Beach, Renaissance LAX, Residence Inn Rochester Mayo Clinic, and the Sheraton Cerritos), has an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and matures in 2012, assuming the exercise of a one-year extension option. As of June 30, 2009, the Company had no outstanding indebtedness under its amended credit facility, and had $3.5 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $81.5 million available under the amended credit facility. The Company is subject to compliance with various covenants under the amended credit facility. The Company’s failure to comply with such covenants in the future may result in a reduction of funds available from time to time, or the termination of the amended credit facility.

Total interest incurred and expensed on the Company’s notes payable was as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operations held and used:
Interest expense	$21,676	$23,150	$44,210	$46,203
Accretion of Senior Notes	655	863	1,339	1,725
Amortization of deferred financing fees	501	416	915	833
Write-off of deferred financing fees	284	—	284	—

	$23,116	$24,429	$46,748	$48,761

Operations held for non-sale disposition:
Interest expense	$1,009	$1,009	$2,007	$2,019
Amortization of deferred financing fees	2	3	5	5

	$1,011	$1,012	$2,012	$2,024

Total interest expense from continuing operations	$24,127	$25,441	$48,760	$50,785

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial covenants for four consecutive quarters a financial ratio violation will occur with respect to the Company’s Series C preferred stock. If a financial ratio violation occurs, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C Preferred Stockholders would gain the right to appoint one board member. As of

June 30, 2009, the Company is in compliance with both the financial ratios and dividend covenants for the Series C preferred stock. While a financial ratio violation does not currently exist, unless operations improve from current levels, the Company believes it may incur a financial ratio violation during the second half of 2010 with respect to its Series C preferred stock. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders can redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has been classified outside of permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At June 30, 2009 and December 31, 2008, the Series C preferred stock carrying value consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	796	696

	$99,796	$99,696

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock”, respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of June 30, 2009, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

In February 2008, the Company’s board of directors authorized the Company to repurchase up to $150.0 million of the Company’s common stock on or prior to December 31, 2008 (the “2008 Repurchase Program”). During the first quarter of 2008, the Company repurchased 734,307 shares of its common stock at a cost of $11.8 million under the 2008 Repurchase Program. In June 2008, the Company conducted a modified “Dutch Auction” tender offer (the “Common Stock Tender Offer”) through which it purchased 7,374,179 shares of its common stock at a cost of $129.0 million. In August 2008, the Company’s board of directors authorized an increase of $100.0 million to the 2008 Repurchase Program. During the third quarter of 2008, the Company repurchased 3,000,000 shares of its common stock at a cost of $42.1 million. On December 11, 2008, the Company’s board of directors terminated the 2008 Repurchase Program. Through the termination of the 2008 Repurchase Program, the Company incurred $1.6 million in fees and commissions related to the 2008 stock repurchases, and repurchased 11,108,486 shares of its common stock at a cost of $182.9 million.

In May 2009, the Company issued 20,700,000 shares of its common stock, including the underwriters’ over-allotment of 2,700,000 shares, for net proceeds of $98.7 million. The Company used the net proceeds from this equity offering for working capital and other general corporate purposes, including the replacement of cash used in the repurchase of the Senior Notes and the repayment of its April 2009 $60.0 million drawdown on its credit facility in May 2009.

2009 Repurchase Program and Senior Notes Tender Offer

On December 11, 2008, the Company’s board of directors authorized a $200.0 million program (the “2009 Repurchase Program”) to repurchase the Company’s common stock, Series A preferred stock, Series C preferred stock, or Senior Notes or to repay secured debt on or prior to December 31, 2009. As of June 30, 2009, the Company has repurchased $187.5 million in aggregate principal amount of the Senior Notes for $119.8 million through open market purchases and the Senior Notes Tender Offer, including $2.4 million in interest, $1.9 million in related consents and $0.6 million in fees and costs of the Senior Notes Tender Offer and consent solicitation discussed above, leaving approximately $82.6 million available under the 2009 Repurchase Program.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended June 30, 2009 and 2008, the Company’s expense related to these restricted shares and restricted share units was $1.7 million and $1.4 million, respectively. For the six months ended June 30, 2009 and 2008, the Company’s expense related to these restricted shares and restricted share units was $3.2 million and $3.0 million, respectively. The Company’s expense related to these restricted shares and restricted share units included forfeiture expense adjustments of $2,000 and zero for the three months ended June 30, 2009 and 2008, respectively, and $22,000 and zero for the six months ended June 30, 2009 and 2008, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Chief Executive Officer and current Executive Chairman. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $4.8 million and $7.2 million during the three months ended June 30, 2009 and 2008, respectively. Basic management fees included in property general and administrative expense were $4.6 million and $6.2 million for the three months ended June 30, 2009 and 2008, respectively. Discontinued operations included $0.1 million and $0.8 million of basic management fees for the three months ended June 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel included $0.1 million and $0.2 million of basic management fees for the three months ended June 30, 2009 and 2008, respectively.

Total basic management fees incurred by the Company were $9.5 million and $13.6 million during the six months ended June 30, 2009 and 2008, respectively. Basic management fees included in property general and administrative expense were $9.0 million and $11.5 million for the six months ended June 30, 2009 and 2008, respectively. Discontinued operations included $0.3 million and $1.7 million of basic management fees for the six months ended June 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel included $0.2 million and $0.4 million of basic management fees for the six months ended June 30, 2009 and 2008, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $0.7 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million for both the six months ended June 20, 2009 and 2008, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended June 30, 2009 and 2008 were $7.4 million and $10.2 million, respectively. Of the total license and franchise costs, royalties totaled $2.7 million and $3.7 million, for the three months ended June 30, 2009 and 2008, respectively. The remaining costs included advertising, reservation and priority club assessments. License and franchise costs included in discontinued operations totaled $0.4 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel included $0.2 million and $0.3 million of license and franchise costs for the three months ended June 30, 2009 and 2008, respectively.

Total license and franchise costs incurred by the Company during the six months ended June 30, 2009 and 2008 were $14.3 million and $18.5 million, respectively, of which royalties totaled $5.5 million and $7.1 million for the six months ended June 30, 2009 and 2008, respectively. License and franchise costs included in discontinued operations totaled $0.9 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel included $0.3 million and $0.5 million of license and franchise costs for the six months ended June 30, 2009 and 2008, respectively.

Renovation and Construction Commitments

At June 30, 2009, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2009 totaled $9.3 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended June 30, 2009 and 2008 totaled $1.3 million and $2.2 million, respectively, and $2.6 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively, all of which was included in property tax, ground lease and insurance expense.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando hotel for $30.7 million, including costs of the acquisition. The acquisition was funded with available cash on hand. Prior to the acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

Rent expense incurred pursuant to the lease on the Company’s corporate facility totaled $0.1 million for both the three months ended June 30, 2009 and 2008, and $0.2 million for both the six months ended June 30, 2009 and 2008, all of which was included in corporate overhead expense.

Contingent and Other Liabilities

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

At June 30, 2009, the Company had $3.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2009.

The Company’s five hotels and one laundry facility located in Minnesota are currently under audit by the State of Minnesota for the 2006, 2007 and 2008 tax years. The Company has recorded a liability for these audits in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company estimates that the ultimate liability, including penalties and interest, will range from between $0.5 million and $1.0 million, and, accordingly, recorded a liability of $0.5 million in December 2008. The Company expects the audits to be completed and the liability to be paid during 2009. The actual resolution of this contingency may differ from the Company’s estimate. If the contingency is settled for an amount greater than the Company’s estimate, a future charge to income would result. Likewise, if the contingency is settled for an amount that is less than the Company’s estimate, a future credit to income would result.

The Company is currently in negotiations to settle a lawsuit brought against the Company by the buyer of thirteen of the Company’s hotels which were sold in 2006. The Company estimates that the ultimate liability will range from between $2.0 million and $2.5 million. In accordance with FAS 5, the Company recorded an additional liability of $1.5 million in June 2009 in order to increase the total liability accrued for this lawsuit to $2.2 million as of June 30, 2009. The Company expects the lawsuit to be settled in 2009. The actual resolution of this contingency may differ from the Company’s estimate. If the contingency is settled for an amount greater than the Company’s estimate, a future charge to income would result. Likewise, if the contingency is settled for an amount that is less than the Company’s estimate, a future credit to income would result.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both June 30, 2009 and December 31, 2008, amounts owed to the Company by its affiliates amounted to $0.1 million, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS until he sold his interest in April 2009, and his brother, Richard Alter, is the majority stockholder in GTS. The Company paid GTS $0.1 million for both the three months ended June 30, 2009 and 2008, and $0.4 million for both the six months ended June 20, 2009 and 2008.

15. Subsequent Events

On July 31, 2009, the Company sold the Hyatt Suites Atlanta Northwest for gross proceeds of $8.5 million. The Company recorded an impairment charge of $4.9 million in June 2009 in anticipation of the sale of this hotel. This hotel was reclassified as held for sale and included in discontinued operations for all periods presented in accordance with FAS 144.

On August 1, 2009, the Company ceased the subsidization of debt service on the $29.5 million non-recourse mortgage for its Renaissance Westchester hotel. The Company has engaged the lender’s representative for the Westchester loan in an effort to negotiate certain modifications to the loan rather than convey the hotel to the lender, however no assurances can be given that such negotiations will be successful.

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

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages third parties to manage our hotels.

We own primarily upper upscale and upscale hotels in the United States. As of June 30, 2009, we owned 41 hotels, including one hotel classified as held for sale and included in discontinued operations. We classify 36 of our hotels as upscale or upper upscale, two as luxury and three as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we also have a 38% equity interest in a joint venture that owns one hotel. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hyatt, Fairmont, Hilton and Starwood, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention or airport hotels, as opposed to resort, leisure or extended-stay hotels. Our average hotel has 342 rooms.

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

Through all phases of the cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues and minimize operational expenses.

During the first six months of 2009, in light of the current cyclical decline, we continued to closely monitor our unrestricted cash balance. We intend to continue to maintain higher than historical cash balances until such time as we believe the lodging cycle is approaching a recovery phase. A portion of our cash, however, may be used to fund certain transactions such as the tender offer the Operating Partnership closed in May 2009 (the “Senior Notes Tender Offer”), through which our Operating Partnership repurchased $123.5 million of its 4.60% exchangeable senior notes (the “Senior Notes”) at a price equivalent to 70% of par.

All of our debt bears fixed interest at a weighted average rate of 5.6%, and the weighted average term to maturity of our debt is approximately 6.6 years. Of our total debt, approximately $328.4 million matures over the next three years ($81.0 million in 2010 and $247.4 million in 2011).

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, but does not include food and beverage revenue, or other operating revenue;

•

comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio;”

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

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties; and

•

Total revenues of operations held for non-sale disposition, which includes room revenues, food and beverage revenues, and other operating revenues for those hotels which we intend to dispose of other than by sale. Currently, this category includes the W San Diego Hotel. In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for its W San Diego Hotel, or the hotel, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, we believe the value of the hotel is now significantly less than the principal amount of its mortgage. Prior to electing the default, we made several attempts to work with the special servicer handling the San Diego Hotel’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined our proposed modifications. At this point, we do not expect further negotiation with the special servicer, and we are prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this default, we have reclassified the assets, liabilities and results of operations of the W San Diego Hotel to “operations held for non-sale disposition” on our balance sheets, statement of operations and statements of cash flows.

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

•

Total operating expenses of operations held for non-sale disposition, which includes room expense, food and beverage expense, other operating expense, property tax, ground lease and insurance expense, property general and administrative expense, corporate overhead expense and depreciation and amortization expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the W San Diego Hotel;

•

Goodwill and other impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluation and to reduce the carrying value of assets on our balance sheet to their fair value; and

•

Impairment loss of operations held for non-sale disposition, which includes impairment loss expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the W San Diego Hotel.

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

•

Interest expense, which includes interest expense incurred on our outstanding debt, accretion on the Senior Notes, amortization of deferred financing fees and any write-offs of deferred financing fees;

•

Interest expense of operations held for non-sale disposition, which includes interest expense and amortization of deferred financing fees for those hotels which we intend to dispose of other than by sale. Currently, this category includes the W San Diego Hotel;

•	Gain on extinguishment of debt, which includes the gain we recognized on the repurchase and cancellation of the Senior Notes;

•	Dividends paid on unvested restricted stock compensation, which includes dividends earned on our unvested restricted stock awards; and,

•

Preferred stock dividends and accretion, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) and Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) and redemption value accretion on our Series C preferred stock.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. During 2008, as a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase, with demand for lodging rooms declining by approximately 1.6% as compared to 2007. As a result of declining demand and increases in new hotel supply, total RevPAR for the 41 hotels we owned as of June 30, 2009 declined by 20.2% in the first half of 2009 as compared to the same period in 2008. We anticipate that lodging demand will improve when liquidity is restored in the credit markets and the U.S. economy begins to strengthen. We believe such improvements may not occur during 2009, and, therefore, we expect lodging demand to remain weak throughout the remainder of 2009. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession ends in the later part of 2009, we would expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will eventually benefit from the current economic climate and restrictive financing environment, as new hotel construction projects are now, and we expect will remain, difficult to finance. As a result, we believe the initiation of hotel development will be constrained through 2009, with a number of hotel projects currently in the planning stages being postponed or cancelled. Given the one- to three-year timeline needed to construct a typical hotel, we expect a window of two to four years beginning in 2010 during which the number of new hotel openings will be limited.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitive hotels in our markets. Our revenue maximization initiatives may entail using alternative distribution channels, such as internet wholesalers. Our operators may also look to enter into long-term airline crew contracts, or they may accept forms of lower-rated business that we would not typically take during periods of stronger demand. Our revenue management initiatives generally are oriented towards maintaining ADR even if the result may be a reduction in occupancy, as reductions in RevPAR attributable to reductions in occupancy may be accompanied by decreases in occupancy-variable expenses, such as housekeeping labor and utilities expense. Reductions in RevPAR attributable to lower ADR typically result in minimal changes in operating costs and expenses (ADR-variable expenses are limited to revenue-based items such as credit card commissions and management and franchise fees). Thus, reductions in RevPAR associated with lower ADR may result in minimal flow through, and as a result, lower operating margins. Reductions in RevPAR associated with lower occupancy may result in better flow through and, as a result, less impacted operating margins.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, taking advantage of relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control.

We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. There are limits to how much our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended June 30, 2009 and 2008, including the amount and percentage change in the results between the periods. The table presents the results of operations included in the consolidated statements of operations, and includes 39 hotels (13,546 rooms) as of June 30, 2009 and 2008. Operating results for operations held for non-sale disposition for both the three months ended June 30, 2009 and 2008 includes the W San Diego Hotel. Income from discontinued operations for the three months ended June 30, 2009 includes the results of operations for the Marriott Napa Valley and the Marriott Riverside that were sold in 2009, as well as the Hyatt Suites Atlanta Northwest that has been classified as held for sale as of June 30, 2009 in anticipation of its sale in the third quarter of 2009. Income from discontinued operations for the three months ended June 30, 2008 includes the results of operations for the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids that were sold in 2008, the Marriott Napa Valley and the Marriott Riverside that were sold in 2009, as well as the Hyatt Suites Atlanta Northwest that has been classified as held for sale as of June 30, 2009. Corporate overhead expenses include approximately $0.8 million incurred in the second quarter of 2009 in connection with corporate workforce reductions.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
REVENUES
Room	$120,325	$157,589	$(37,264)	(23.6)%
Food and beverage	48,173	62,882	(14,709)	(23.4)%
Other operating	14,303	14,736	(433)	(2.9)%
Total revenues of operations held for non-sale disposition	4,013	6,644	(2,631)	(39.6)%

Total revenues	186,814	241,851	(55,037)	(22.8)%

OPERATING EXPENSES
Hotel operating	115,779	134,435	(18,656)	(13.9)%
Property general and administrative	21,129	25,472	(4,343)	(17.1)%
Corporate overhead	4,849	5,244	(395)	(7.5)%
Depreciation and amortization	27,377	26,602	775	2.9%
Total operating expenses of operations held for non-sale disposition	4,660	5,786	(1,126)	(19.5)%
Goodwill and other impairment losses	66,977	—	66,977	NA
Impairment loss of operations held for non-sale disposition	60,046	—	60,046	NA

Total operating expenses	300,817	197,539	103,278	52.3%

Operating income (loss)	(114,003)	44,312	(158,315)	(357.3)%
Equity in net losses of unconsolidated joint ventures	(584)	(56)	(528)	(942.9)%
Interest and other income	254	1,101	(847)	(76.9)%
Interest expense	(23,116)	(24,429)	1,313	(5.4)%
Interest expense of operations held for non-sale disposition	(1,011)	(1,012)	1	(0.1)%
Gain on extinguishment of debt	26,559	—	26,559	NA

Income (loss) from continuing operations	(111,901)	19,916	(131,817)	(661.9)%
Income (loss) from discontinued operations	(18,304)	48,439	(66,743)	(137.8)%

Net income (loss)	(130,205)	68,355	(198,560)	(290.5)%
Dividends paid on unvested restricted stock compensation	—	(224)	224	(100.0)%
Preferred stock dividends and accretion	(5,188)	(5,232)	44	(0.8)%
Undistributed income allocated to unvested restricted stock compensation	—	(433)	433	(100.0)%
Undistributed income allocated to Series C preferred stock	—	(2,772)	2,772	(100.0)%

Income available (loss attributable) to common stockholders	$(135,393)	$59,694	$(195,087)	(326.8)%

The following table presents the unaudited operating results for our total portfolio for the six months ended June 30, 2009 and 2008, including the amount and percentage change in the results between the periods. The table presents the results of operations included in the consolidated statements of operations, and includes 39 hotels (13,546 rooms) as of June 30, 2009 and 2008. Operating results for operations held for non-sale disposition for both the six months ended June 30, 2009 and 2008 includes the W San Diego Hotel. Income from discontinued operations for the six months ended June 30, 2009 includes the results of operations for the Marriott Napa Valley and the Marriott Riverside that were sold in 2009, as well as the Hyatt Suites Atlanta Northwest that has been classified as held for sale as of June 30, 2009 in anticipation of its sale in the third quarter of 2009. Income from discontinued operations for the six months ended June 30, 2008 includes the results of operations for the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids that were sold in 2008, the Marriott Napa Valley and the Marriott Riverside that were sold in 2009, as well as the Hyatt Suites Atlanta Northwest that has been classified as held for sale as of June 30, 2009.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
REVENUES
Room	$235,898	$294,272	$(58,374)	(19.8)%
Food and beverage	97,046	118,838	(21,792)	(18.3)%
Other operating	27,772	29,720	(1,948)	(6.6)%
Total revenues of operations held for non-sale disposition	7,703	12,247	(4,544)	(37.1)%

Total revenues	368,419	455,077	(86,658)	(19.0)%

OPERATING EXPENSES
Hotel operating	230,651	263,553	(32,902)	(12.5)%
Property general and administrative	42,421	49,932	(7,511)	(15.0)%
Corporate overhead	10,608	11,929	(1,321)	(11.1)%
Depreciation and amortization	54,492	53,932	560	1.0%
Total operating expenses of operations held for non-sale disposition	9,350	11,512	(2,162)	(18.8)%
Goodwill and other impairment losses	70,693	—	70,693	NA
Impairment loss of operations held for non-sale disposition	60,046	—	60,046	NA

Total operating expenses	478,261	390,858	87,403	22.4%

Operating income (loss)	(109,842)	64,219	(174,061)	(271.0)%
Equity in net losses of unconsolidated joint ventures	(2,101)	(1,522)	(579)	(38.0)%
Interest and other income	876	1,679	(803)	(47.8)%
Interest expense	(46,748)	(48,761)	2,013	(4.1)%
Interest expense of operations held for non-sale disposition	(2,012)	(2,024)	12	(0.6)%
Gain on extinguishment of debt	54,579	—	54,579	NA

Income (loss) from continuing operations	(105,248)	13,591	(118,839)	(874.4)%
Income (loss) from discontinued operations	(18,447)	54,957	(73,404)	(133.6)%

Net income (loss)	(123,695)	68,548	(192,243)	(280.5)%
Dividends paid on unvested restricted stock compensation	(447)	(463)	16	(3.5)%
Preferred stock dividends and accretion	(10,375)	(10,464)	89	(0.9)%
Undistributed income allocated to unvested restricted stock compensation	—	(172)	172	(100.0)%
Undistributed income allocated to Series C preferred stock	—	(1,101)	1,101	(100.0)%

Income available (loss attributable) to common stockholders	$(134,517)	$56,348	$(190,865)	(338.7)%

Revenues. Total revenues for the three months ended June 30, 2009 were $186.8 million as compared to $241.9 million for the same period in 2008. Total revenues for the three months ended June 30, 2009 included room revenue of $120.3 million, food and beverage revenue of $48.2 million, other revenue of $14.3 million and revenues from operations held for non-sale disposition associated with the W San Diego Hotel of $4.0 million. Total revenues for the three months ended June 30, 2008 included room revenue of $157.6 million, food and beverage revenue of $62.9 million, other revenue of $14.7 million, and revenues from operations held for non-sale disposition associated with the W San Diego Hotel of $6.6 million.

Total revenues for the six months ended June 30, 2009 were $368.4 million as compared to $455.1 million for the same period in 2008. Total revenues for the six months ended June 30, 2009 included room revenue of $235.9 million, food and beverage revenue of $97.0 million, other revenue of $27.8 million and revenues from operations held for non-sale disposition associated with the W San Diego Hotel of $7.7 million. Total revenues for the six months ended June 30, 2008 included room revenue of $294.3 million, food and beverage revenue of $118.8 million, other revenue of $29.7 million and revenues from operations held for non-sale disposition associated with the W San Diego Hotel of $12.2 million.

Included in the following tables are comparisons of the key operating metrics for our total hotel portfolio for the three and six months ended June 30, 2009 and 2008. The comparisons do not include the results of operations for the two hotels sold in 2009, the two hotels sold in 2008 and the one hotel classified as held for sale as of June 30, 2009.

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (40 hotels)(1)	70.6%	$143.45	$101.28	79.5%	$167.78	$133.39	(890	)bps	(14.5)%	(24.1)%

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (40 hotels)(1)	68.3%	$145.82	$99.60	75.8%	$164.22	$124.48	(750	)bps	(11.2)%	(20.0)%

(1)	Includes all hotels owned by the Company as of June 30, 2009, except the Hyatt Suites Atlanta Northwest, which has been classified as held for sale in anticipation of its sale in the third quarter of 2009.

For the three months ended June 30, 2009, RevPAR for our total portfolio decreased 24.1% to $101.28 from the same period in 2008. Occupancy decreased 890 basis points to 70.6%, while ADR decreased 14.5% to $143.45.

For the six months ended June 30, 2009, RevPAR for our total portfolio decreased 20.0% to $99.60 from the same period in 2008. Occupancy decreased 750 basis points to 68.3%, while ADR decreased 11.2% to $145.82.

Room revenue. Room revenue decreased $37.3 million, or 23.6%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to a decrease in occupancy of $13.9 million combined with a decrease in ADR of $23.4 million.

Room revenue decreased $58.4 million, or 19.8%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to a decrease in occupancy of $22.1 million combined with a decrease in ADR of $36.3 million.

Food and beverage revenue. Food and beverage revenue decreased $14.7 million, or 23.4%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to declines in occupancy, as well as to fewer conventions and meetings held at our hotels, which caused decreases in banquet, catering, restaurant and room service revenue. Restaurant revenue also decreased during the three months ended June 30, 2009 as compared to the same period in 2008 as many of our hotels closed their restaurants during slow periods in order to save costs.

Food and beverage revenue decreased $21.8 million, or 18.3%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to the same reasons described above in the discussion regarding the second quarter.

Other operating revenue. Other operating revenue decreased $0.4 million, or 2.9%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease is primarily due to decreases in telephone, retail, business center, spa and guest movie revenue, resulting from the decrease in occupancy at our hotels and to the fact that discretionary spending by our hotel guests has decreased in the current quarter as compared to the prior year as a result of the recession. These decreases were partially offset by increases in parking revenue due to new contracts at several of our hotels combined with increased cancellation and attrition revenue.

Other operating revenue decreased $1.9 million, or 6.6%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease is primarily due to the same reasons described above in the discussion regarding the second quarter.

Total revenues of operations held for non-sale disposition. Total revenues of operations held for non-sale disposition associated with the W San Diego Hotel decreased $2.6 million, or 39.6%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease was primarily the result of a 930 basis point decrease in occupancy combined with a 39.8% decrease in ADR, causing room revenue to decrease $1.6 million, food and beverage revenue to decrease $0.9 million, and other operating revenue to decrease $0.1 million.

Total revenues of operations held for non-sale disposition associated with the W San Diego Hotel decreased $4.5 million, or 37.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease was primarily the result of a 1,290 basis point decrease in occupancy combined with a 23.7% decrease in ADR, causing room revenue to decrease $3.0 million, food and beverage revenue to decrease $1.4 million, and other operating revenue to decrease $0.1 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and franchise costs, decreased $18.7 million, or 13.9%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease in hotel operating expenses is the result of cost cutting initiatives, as well as lower occupancy rates at our hotels. Hotel operating expenses declined during the second quarter of 2009 as compared to the same period in 2008 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives; advertising and repairs and maintenance as the hotels cancelled or delayed unnecessary expenditures; utilities due to the decline in occupancy and to reductions in gas rates at several of our hotels; franchise fees and assessments due to the decreased revenue; property and liability insurance due to better negotiated rates; and ground lease due to the elimination of expense at our Renaissance Orlando hotel as we purchased the land underlying the hotel in September 2008. These decreases were partially offset by an increase in property taxes in the second quarter of 2009 as compared to the same period in 2008. Property taxes increased in the second quarter of 2009 due to $1.4 million in supplemental prior year taxes assessed on four of our hotels, slightly offset by $0.4 million in property tax credits received at one of our hotels during the second quarter of 2009 and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels. The year-over-year change in property taxes was also greater due to $0.5 million in property tax credits received in 2008 at two of our hotels. The beneficial effects of broad ranging efficiency measures and cost controls implemented across our hotel portfolio were partially offset by normal inflationary increases in certain expense items.

Hotel operating expenses decreased $32.9 million, or 12.5%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the second quarter.

Property general and administrative expense. Property general and administrative expense decreased $4.3 million, or 17.1%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to decreased management fees and credit and collection expenses due to the decline in revenue, combined with decreased employee recruitment, employee relations, training and travel as our hotels worked to control costs during the current recession.

Property general and administrative expense decreased $7.5 million, or 15.0%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the same reasons described above in the discussion regarding the second quarter.

Corporate overhead expense. Corporate overhead expense decreased $0.4 million, or 7.5%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to a decrease in corporate salaries and wages. This decrease was slightly offset by $0.8 million in severance expense associated with the corporate reorganization, as well as increases in legal fees and sales tax expense.

Corporate overhead expense decreased $1.3 million, or 11.1%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of decreases in salaries and wages, audit and legal fees, sales tax expenses, contract and professional fees and recruitment expenses. These decreases were slightly offset by an increase in relocation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.8 million, or 2.9%, during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Depreciation and amortization expense increased $0.6 million, or 1.0%, during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Total operating expenses of operations held for non-sale disposition. Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs and depreciation and amortization, totaled $4.7 million for the three months ended June 30, 2009 as compared to $5.8 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, we recognized a total of $3.7 million in operating expenses and $1.0 million in depreciation and amortization. During the three months ended June 30, 2008, we recognized a total of $4.8 million in operating expenses and $1.0 million in depreciation and amortization. This decrease in total hotel operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel is primarily related to the decreases in related room, food and beverage and other operating revenue, combined with decreases in franchises costs and management fees as a result of the hotel’s lower revenue.

Total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel totaled $9.4 million for the six months ended June 30, 2009 as compared to $11.5 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we recognized a total of $7.4 million in operating expenses and $2.0 million in depreciation and amortization. During the six months ended June 30, 2008, we recognized a total of $9.6 million in operating expenses, and $1.9 million in depreciation and amortization. This decrease in total operating expenses of operations held for non-sale disposition associated with the W San Diego Hotel is primarily due to the same reasons described above in the discussion regarding the second quarter.

Goodwill and other impairment losses. Goodwill and other impairment losses totaled $67.0 million for the three months ended June 30, 2009 as compared to zero for the three months ended June 30, 2008. In conjunction with our quarterly impairment evaluation, we wrote off $1.1 million of goodwill associated with three of our hotels: the Marriott Salt Lake City, $0.5 million; the Marriott Rochester Minnesota, $0.4 million; and the Holiday Inn Express San Diego, $0.2 million. We recognized a $64.5 million impairment loss on three additional hotels to reduce the carrying value of these three hotels on our balance sheet to their fair value: the Renaissance Westchester, $30.2 million; the Marriott Del Mar, $25.4 million; and the Marriott Ontario, $8.9 million. In addition, we recognized a $1.4 million impairment loss related to the write-off of costs associated with a potential timeshare development in Newport Beach, California.

Goodwill and other impairment losses totaled $70.7 million for the six months ended June 30, 2009 as compared to zero for the six months ended June 30, 2008. In conjunction with our quarterly impairment evaluation performed in the first and second quarters of 2009, we wrote off $4.7 million of goodwill associated with six of our hotels. In addition to the hotels noted above in the discussion regarding the second quarter, we wrote off goodwill with respect to the following hotels in the first quarter of 2009: Provo Marriott, $0.7 million; Holiday Inn San Diego Downtown, $1.4 million; Marriott Salt Lake City, $0.2 million; and Marriott Park City, $1.3 million. As noted above, we also recognized a $64.5 million impairment loss on three additional hotels to reduce the carrying value of these three hotels on our balance sheet to their fair value, and recognized $1.4 million related to costs associated with a potential timeshare development. In addition, we recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels in anticipation of its sale in June 2009.

Impairment loss of operations held for non-sale disposition. Impairment loss of operations held for non-sale disposition associated with the W San Diego Hotel totaled $60.0 million for the three and six months ended June 30, 2009 as compared to zero for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, we recognized a $60.0 million impairment loss to reduce the carrying value of the W San Diego Hotel on our balance sheet to its fair value.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $0.6 million for the three months ended June 30, 2009 as compared to $0.1 million for the three months ended June 30, 2008. In the second quarter of 2009, we recognized a loss of $0.7 million on our interest in the Doubletree Guest Suites Times Square Hotel joint venture, and income of $0.1 million on our interest in the BuyEfficient joint venture. In the second quarter of 2008, we recognized nominal income on our interest in the Doubletree Guest Suites Times Square Hotel joint venture, and a $0.1 million loss on our interest in the BuyEfficient joint venture.

Equity in net losses of unconsolidated joint ventures totaled $2.1 million for the six months ended June 30, 2009 as compared to $1.5 million for the six months ended June 30, 2008. In the first six months of 2009, we recognized a loss of $2.2 million on our interest in the Doubletree Guest Suites Times Square Hotel joint venture, and income of $0.1 million on our interest in the BuyEfficient joint venture. In the first six months of 2008, we recognized a loss of $1.5 million on our interest in the Doubletree Guest Suites Times Square Hotel joint venture, and a nominal loss on our interest in the BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.3 million for the three months ended June 30, 2009 as compared to $1.1 million for the same period in 2008. In the second quarter of 2009, we recognized $0.2 million in interest income and $0.1 million on the sale of surplus artwork located in two of our hotels. In the second quarter of 2008, we recognized $1.1 million in interest income.

Interest and other income totaled $0.9 million for the six months ended June 30, 2009 as compared to $1.7 million for the same period in 2008. In the first six months of 2009, we recognized $0.5 million in interest income, and $0.4 million on the sale of surplus artwork located in two of our hotels. In the first six months of 2008, we recognized $1.7 million in interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest expense	$21,676	$23,150	$44,210	$46,203
Accretion of Senior Notes	655	863	1,339	1,725
Deferred financing fees	501	416	915	833
Write-off of deferred financing fees	284	—	284	—

	$23,116	$24,429	$46,748	$48,761

Total interest expense decreased $1.3 million, or 5.4%, during the three months ended June 30, 2009 as compared to the same period during 2008. Interest expense decreased $1.5 million during the three months ended June 30, 2009 as compared to the same period in 2008, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, during the first quarter of 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). As part of this adoption, we recorded an additional $0.7 million in interest expense due to the accretion of the Senior Notes for the three months ended June 30, 2009, and we retrospectively adjusted interest expense by an additional $0.9 million for the three months ended June 30, 2008. Interest expense due to the accretion of the Senior Notes decreased by $0.2 million during the three months ended June 30, 2009 as compared to the same period in 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009. These decreases in the second quarter of 2009 were slightly offset by an increase in amortization of deferred financing fees of $0.1 million during the second quarter of 2009 as compared to the same period in 2008 due to an increase in fees related to our repurchase of the Senior Notes and to the amendment of our credit facility, and an increase of $0.3 million due to the write-off of deferred financing fees associated with the amendment of our credit facility.

Total interest expense decreased $2.0 million, or 4.1%, during the six months ended June 30, 2009 as compared to the same period during 2008. Interest expense decreased $2.0 million during the six months ended June 30, 2009 as compared to the same period in 2008, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, as part of our adoption of FSP APB 14-1, we recorded an additional $1.3 million in interest expense for the six months ended June 30, 2009, and we retrospectively adjusted interest expense by an additional $1.7 million for the six months ended June 30, 2008. Interest expense due to the accretion of the Senior Notes decreased by $0.4 million during the six months ended June 30, 2009 as compared to the same period in 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009. These decreases in the first six months of 2009 were slightly offset by an increase in amortization of deferred financing fees of $0.1 million during the first six months of 2009 as compared to the same period in 2008 due to an increase in fees related to our repurchase of the Senior Notes and to the amendment of our credit facility, and an increase of $0.3 million due to the write-off of deferred financing fees associated with the amendment of our credit facility.

Our weighted average interest rate per annum was approximately 5.6% on June 30, 2009 and 5.5% on June 30, 2008. On June 30, 2009, the interest rates for all of our outstanding notes payable were fixed.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the W San Diego Hotel remained constant at $1.0 million for both the three months ended June 30, 2009 and 2008.

Interest expense of operations held for non-sale disposition associated with the W San Diego Hotel remained constant at $2.0 million for both the six months ended June 30, 2009 and 2008.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled $26.6 million for the three months ended June 30, 2009, and zero for the three months ended June 30, 2008. During the second quarter of 2009, we recognized a gain of $26.6 million due to the repurchase and cancellation of $123.5 million in aggregate principal amount of the Senior Notes.

Gain on extinguishment of debt totaled $54.6 million for the six months ended June 30, 2009, and zero for the six months ended June 30, 2008. During the first six months of 2009, we recognized a gain of $54.6 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled a loss of $18.3 million during the three months ended June 30, 2009 as compared to income of $48.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, income (loss) from discontinued operations totaled a loss of $18.4 million and income of $55.0 million, respectively. As described under “—Investing Activities—Dispositions,” two hotels were sold during 2009 and two hotels were sold during 2008. In addition, we anticipate the sale of one hotel in the third quarter of 2009. Consistent with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified the results of operations for these five hotels as discontinued operations.

Dividends paid on unvested restricted stock compensation. Due to our adoption of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) during the first quarter of 2009, common stock dividends earned on our unvested restricted stock awards was zero for the three months ended June 30, 2009 as compared to $0.2 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, common stock dividends earned on our unvested restricted stock awards was $0.4 million and $0.5 million, respectively.

Preferred stock dividends and accretion. Preferred stock dividends and accretion decreased $44,000, or 0.8%, during the three months ended June 30, 2009 as compared to the same period in 2008. Preferred stock dividends and accretion decreased $89,000, or 0.9%, during the six months ended June 30 2009 as compared to the same period in 2008. The decreases in 2009 as compared to 2008 are due to a decrease in the dividend rate for our Series C preferred stock to $0.393 per share during the three and six months ended June 30, 2009 from $0.404 per share during the same periods in 2008.

Investing Activities

Acquisitions. Consistent with our cycle-appropriate strategy, we did not acquire any hotel properties during either the first six months of 2009 or the year ended December 31, 2008. In September 2008, we acquired 32.6 acres of land underlying our Renaissance Orlando hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2009.

We expect to make few hotel acquisitions until the early growth phase of the lodging cycle. We generally expect acquisition opportunities will continue to be limited in 2009 due to the state of the credit markets and uncertainty regarding near-term business operations.

Dispositions. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2008 and during the first six months of 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. We retained the net proceeds from these two sales in cash. We also anticipate that we will sell the Hyatt Suites Atlanta Northwest during the third quarter of 2009, and we recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs). In December 2008, we sold the Crowne Plaza in Grand Rapids, Michigan for net proceeds of $3.6 million, including a $2.0 million note receivable that we collected in January 2009, and a net loss of $16.1 million. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from our credit facility and proceeds from offerings of our common stock. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes), repurchases of our common stock and dividends on our common and preferred stock. Recently, the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Accordingly, we cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $34.7 million for the six months ended June 30, 2009 as compared to $87.3 million for the six months ended June 30, 2008. This decrease was primarily due to decreased earnings at our hotels during the six months ended June 30, 2009 as compared to the same period in 2008.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by (used in) investing activities during the first six months of 2009 as compared to the first six months of 2008 was as follows (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Proceeds from sale of hotel properties and other assets	$56,289	$358,761
Cash proceeds held by accommodator	—	(361,017)
Restricted cash – replacement reserve	(515)	8,514
Cash received from unconsolidated joint ventures	—	5,107
Acquisitions of hotel properties	—	25
Renovations and additions to hotel properties and other real estate	(26,059)	(59,696)

	$29,715	$(48,306)

Pursuant to our cycle-appropriate strategy, we did not acquire any hotels during either the six months ended June 30, 2009 or 2008. Net cash provided by investing activities was $29.7 million during the first six months of 2009 as compared to net cash used of $48.3 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we received $56.3 million from the sale of hotel properties and other assets, which included $53.5 million from the sale of two hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of surplus artwork located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we increased the balance in our restricted cash replacement reserve accounts by $0.5 million, and paid cash of $26.1 million for renovations to our hotels. During the same period in 2008, we received net proceeds of $358.8 million from the sale of one hotel, decreased the balance in our restricted cash replacement reserve accounts by $8.5 million, and received $5.1 million from one of our unconsolidated joint ventures. During the first six months of 2008, we also paid an additional $10,000 for two hotels acquired in 2007, and received a $35,000 refund on a deposit paid in 2007 for total cash inflow of $25,000. In addition, we deposited $361.0 million with an accommodator in order to facilitate a potential tax-deferred acquisition and paid cash of $59.7 million for renovations to our hotels.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, draws and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $46.2 million for the six months ended June 30, 2009 as compared to $67.7 million for the six months ended June 30, 2008. Net cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $117.4 million to repurchase a portion of our Senior Notes including related costs, $66.8 million of principal payments on our credit facility and notes payable, $17.6 million of dividends paid to our stockholders, $4.8 million in costs associated with the issuance of our common stock, and $3.1 million in deferred financing fees paid to solicit consents in connection with the repurchase of the Senior Notes and to amend our credit facility. These cash outlays were partially offset by $103.5 million in proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility. Net cash used in financing activities for the six months ended June 30, 2008 consisted primarily of $44.0 million of principal payments on our credit facility and notes payable, $11.8 million used to repurchase shares of our common stock, $51.8 million of dividends paid to our stockholders, and $10,000 in deferred financing costs partially offset by $40.0 million in proceeds received from draws on our credit facility.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable and amended credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our amended credit facility, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets, borrowing restrictions imposed by lenders under our existing notes payable and our amended credit facility, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. Recently, the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months. As of June 30, 2009, our amended credit facility had no amount outstanding and had $3.5 million backing outstanding irrevocable letters of credit, leaving up to $81.5 million available under the amended credit facility.

Debt. During the first quarter of 2009, we repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using our available cash on hand. After the repurchase, such Senior Notes were cancelled. We wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of the Senior Notes Tender Offer, we purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, we paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. We wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. We initially used our credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from our equity offering completed in May 2009.

In April 2009, we drew down $60.0 million on our credit facility in connection with our Senior Notes Tender Offer. We repaid the $60.0 million in May 2009 using available cash. In June 2009, we amended our credit facility, or the “amended credit facility,” reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which may be increased to 10.50:1.00 for up to four quarters. The amended credit facility is secured by five of our hotels, has an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and matures in 2012, assuming the exercise of a one-year extension option. As of June 30, 2009, we had no outstanding indebtedness under our amended credit facility, and had $3.5 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $81.5 million available under the amended credit facility. We are subject to compliance with various covenants under the amended credit facility, which from time to time may result in a reduction in, or the complete elimination of, funds available under the amended credit facility.

In June 2009, we elected to cease the subsidization of debt service on the non-recourse mortgage for our W San Diego Hotel, or the hotel, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, we believe the value of the hotel is now significantly less than the principal amount of its mortgage. Prior to electing the default, we made several attempts to work with the special servicer handling the W San Diego Hotel’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined our proposed modifications. At this point, we do not expect further negotiation with the special servicer, and we are prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this default, we have reclassified the assets, liabilities and results of operations of the W San Diego Hotel to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows. While our elective default of the W San Diego Hotel mortgage was precipitated by a number of unique, market and hotel-specific factors, in the future other factors may lead us to pursue similar options with certain of our other mortgaged hotels, including the Renaissance Westchester. We believe such cases will be limited in number. We were not in default of the loan covenants on any other of our notes payable at June 30, 2009.

As of June 30, 2009, we had $1.5 billion of debt, $240.0 million of cash and cash equivalents, including restricted cash, and total assets of $2.6 billion. We believe that by controlling debt levels, staggering debt maturities and maintaining a highly flexible capital structure, we can achieve lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2009, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt. The weighted average term to maturity of our debt is 6.6 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the New York Hilton Times Square, is in December 2010.

Financial Covenants. We are subject to compliance with various covenants under both the amended credit facility and the Series C preferred stock. If we fail to meet certain of the amended credit facility’s covenants (as described above), a default may occur, which may result in a reduction of funds available under, or the termination of, the amended credit facility. With respect to our Series C preferred stock, if we fail to meet certain financial covenants for four consecutive quarters a financial ratio violation will occur. If a financial ratio violation occurs, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. While a financial ratio violation does not currently exist, unless operations improve from current levels, we believe we may incur a financial ratio violation with respect to our Series C preferred stock during the second half of 2010.

Additionally, we believe we could obtain mortgages on, or pledge to a secured facility, one or both of our two unencumbered hotels that are not currently under contract to be sold, the Marriott Quincy and the Marriott Portland. These two hotels had an aggregate of 713 rooms as of June 30, 2009, and generated $15.6 million in revenue during the first six months of 2009.

Cash Balance. We intend to continue to maintain higher than historical cash balances until such time as we see signs of a recovery of the lodging cycle. We believe that by minimizing our need to access external capital by maintaining higher than typical cash balances during the current cyclical decline, our financial security and flexibility have been meaningfully enhanced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2009 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,453,484	$18,668	$358,054	$95,618	$981,144
Note payable on operations held for non-sale disposition (1)	65,000	65,000	—	—	—
Interest obligations on notes payable	513,609	81,797	137,732	112,142	181,938
Interest obligations on note payable on operations held for non-sale disposition (2)	676	676	—	—	—
Operating lease obligations	307,728	4,992	8,492	8,648	285,596
Construction commitments	9,250	9,250	—	—	—
Employment obligations	2,743	793	1,300	650	—

Total	$2,352,490	$181,176	$505,578	$217,058	$1,448,678

(1)	Note payable on operations held for non-sale disposition currently includes the W San Diego Hotel. Due to our elective default on the mortgage of our W San Diego Hotel, the mortgage has been classified in its entirety as a current obligation as of June 30, 2009.

(2)	Due to our elective default on the mortgage of our W San Diego Hotel, interest obligations on note payable on operations held for non-sale disposition only includes interest obligations thru June 30, 2009.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $26.1 million in our hotels during the first six months of 2009. For 2009, our renovation budget includes $9.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2009, $26.0 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2007 Comparable Hotel Portfolio (39 hotels) (1)	$182,415	$206,674	$202,425	$229,803	$821,317
2007 revenues as a percentage of total	22.2%	25.2%	24.6%	28.0%	100.0%
2008 Comparable Hotel Portfolio (39 hotels) (1)	$184,642	$210,471	$199,826	$210,971	$805,910
2008 revenues as a percentage of total	22.9%	26.1%	24.8%	26.2%	100.0%
2008 Total Hotel Portfolio (41 hotels) (2)	$211,331	$239,698	$223,886	$241,082	$915,997
2008 revenues as a percentage of total	23.1%	26.2%	24.4%	26.3%	100.0%
2009 Total Hotel Portfolio (41 hotels) (2)	$179,002	$184,274

(1)	Includes hotel properties owned on June 30, 2009, excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando).

(2)	Includes all hotel properties owned on June 30, 2009.

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

•

Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. In conjunction with this review during the second quarter of 2009, we recorded an impairment loss of $64.5 million to goodwill and other impairment losses and an impairment loss of $60.0 million to impairment loss of operations held for non-sale disposition to reduce the carrying values of four hotels on our balance sheet to their fair values. Additionally, the classification of assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded. We entered into an agreement in the second quarter of 2009 to sell one hotel property in the third quarter of 2009. In anticipation of this third quarter hotel property sale, we recorded an impairment loss of $4.9 million to discontinued operations in June 2009 to reduce the carrying value of this hotel on our balance sheet to its fair value. We account for goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as FASB Statement No. 157, “Fair Value Measurements” for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using the procedures described above. During the first and second quarters of 2009, in light of the continuing decline in the economic environment, we determined that an intra-year impairment analysis should be performed as of both March 31, 2009 and June 30, 2009. In conjunction with our first quarter impairment evaluation, we determined that the goodwill associated with four of our hotels may be impaired as of March 31, 2009, and, accordingly, we recorded an impairment loss of $3.6 million to goodwill and other impairment losses. In conjunction with our second quarter impairment evaluation, we determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels may be impaired as of June 30, 2009, and, accordingly, we recorded an impairment loss of $1.1 million to goodwill and other impairment losses.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of FSP APB 14-1. This change in methodology affects our calculations of net income and earnings per share as the interest rate increases to 6.5% based on our non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase our cash interest payments. Upon our adoption of FSP APB 14-1 on January 1, 2009, we decreased notes payable and increased equity by $16.5 million. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. Interest expense for the three months ended June 30, 2009 and 2008 includes $0.7 million and $0.9 million, respectively, in accretion of the Senior Notes. Interest expense for the six months ended June 30, 2009 and 2008 includes $1.3 million and $1.7 million, respectively, in accretion of the Senior Notes.

In June 2008, the FASB issued FSP EITF 03-6-1 which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share are adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. Early adoption was not permitted. The adoption of FSP EITF 03-6-1 had no impact on our calculations of earnings per share for the three months ended June 30, 2009, but did impact our calculations of earnings per share for the six months ended June 30, 2009 as distributed earnings representing non-forfeitable dividends of $0.4 million were allocated to the participating securities. The adoption of FSP EITF 03-6-1 impacted our calculations of earnings per share for both the three and six months ended June 30, 2008, as distributed and undistributed earnings representing non-forfeitable dividends of $0.7 million and $0.6 million, respectively, were allocated to the participating securities.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), to amend Statement No. 141 (revised 2007) “Business Combinations.” FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP FAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. FSP FAS 141(R)-1 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) and Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”) to require disclosures of fair value of certain financial instruments in interim financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP FAS 107-1 are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4, FSP FAS 115-2 and FSP FAS 107-1 did not materially impact the Company.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not materially impact the Company. The Company has evaluated subsequent events through the date of issuance of its June 30, 2009 financial statements, August 5, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 166 requires more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, FAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. FAS 166 and FAS 167 are effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate the adoption of FAS 166 and FAS 167 will materially impact the Company.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. FAS 168 is effective for interim and annual periods ending after September 15, 2009. FAS 168 impacts disclosures only and will not have any impact on our consolidated financial condition, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At June 30, 2009, none of our outstanding debt was subject to variable interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	40,743	(1)	$3.96
May 1, 2009 – May 31, 2009	5,096	(1)	$5.33
June 1, 2009 – June 30, 2009	—		—		$82,600,000	(2)

(1)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)	On December 11, 2008, the Company’s board of directors authorized the repurchase of the Company’s common stock, Series A preferred stock, Series C preferred stock and the Senior Notes or repayment of secured debt for an aggregate purchase price and/or payment of up to $200.0 million on or prior to December 31, 2009 (the “2009 Repurchase Program”). During the three months ended March 31, 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest. During the three months ended June 30, 2009, the Company repurchased $123.5 million in aggregate principal amount of the Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents and $0.6 million in fees and costs. As of June 30, 2009, the Company has $82.6 million available to repurchase securities or to repay any secured debt under the 2009 Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 6, 2009.

(b)	Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. Those directors nominated (Proposal 1) in the proxy statement are shown under (c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the stockholders.

(c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

Nominee	For	Withhold Authority
Robert A. Alter	50,494,645	573,100
Lewis N. Wolff	40,985,754	10,081,991
Z. Jamie Behar	42,903,700	8,165,345
Arthur L. Buser	40,982,037	10,085,708
Thomas A. Lewis, Jr.	50,440,372	627,373
Keith M. Locker	49,510,882	556,863
Keith P. Russell	50,502,257	565,468

2)	Ratification of the appointment of Ernst & Young LLP to act as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (Proposal 2):

For	Against	Abstain
50,586,247	433,899	48,894

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description

4.1	Fourth Supplemental Indenture, dated as of May 20, 2009, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sunstone Hotel Investors, Inc. on May 22, 2009)

10.1	Separation Agreement, dated May 8, 2009, between Sunstone Hotel Investors, Inc. and Christopher M. Lal (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sunstone Hotel Investors, Inc. on May 14, 2009)

10.2	Amended and Restated Credit Agreement, dated June 26, 2009, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc., the initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Wachovia Bank, N.A., as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book running managers.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 5, 2009	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)