Form 10-Q
period 2009-09-30
Sunstone Hotel Investors, Inc.
filed 2009-11-04
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 98,204,846 shares of Common Stock, $0.01 par value, as of November 2, 2009

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,578	$176,748
Restricted cash	48,685	40,105
Accounts receivable, net	24,674	34,119
Due from affiliates	79	109
Inventories	2,560	2,731
Prepaid expenses	8,724	7,199
Investment in hotel properties of discontinued operations, net	—	169,848
Investment in hotel property of operations held for non-sale disposition, net	16,597	—
Other current assets of discontinued operations, net	—	4,790
Other current assets of operations held for non-sale disposition, net	1,724	847

Total current assets	305,621	436,496
Investment in hotel properties, net	2,155,052	2,256,962
Investment in hotel property of operations held for non-sale disposition, net	—	26,001
Other real estate, net	14,117	14,640
Investments in unconsolidated joint ventures	25,948	28,770
Deferred financing costs, net	8,405	11,200
Goodwill	6,450	13,404
Other assets, net	12,220	18,138

Total assets	$2,527,813	$2,805,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,623	$16,798
Accrued payroll and employee benefits	8,429	8,096
Due to Interstate SHP	13,150	15,163
Dividends payable	5,137	12,499
Other current liabilities	30,361	29,890
Current portion of notes payable	288,863	12,452
Current portion of note payable of operations held for non-sale disposition	25,547	550
Other current liabilities of discontinued operations, net	35,428	70,100
Other current liabilities of operations held for non-sale disposition	969	911

Total current liabilities	430,507	166,459
Notes payable, less current portion	1,131,188	1,592,850
Note payable, less current portion of operations held for non-sale disposition	—	25,406
Other liabilities	6,496	6,388

Total liabilities	1,568,191	1,791,103
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008, liquidation preference of $24.375 per share	99,846	99,696
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 73,861,385 shares issued and outstanding at September 30, 2009 and 47,864,654 shares issued and outstanding at December 31, 2008	739	479
Additional paid in capital	960,089	829,274
Retained earnings	119,016	260,659
Cumulative dividends	(392,390)	(347,922)
Accumulated other comprehensive loss	(3,928)	(3,928)

Total stockholders’ equity	859,776	914,812

Total liabilities and stockholders’ equity	$2,527,813	$2,805,611

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
REVENUES
Room	$119,177	$149,192	$351,550	$438,332
Food and beverage	40,715	52,610	136,180	168,839
Other operating	13,853	14,983	41,353	44,289
Total revenues of operations held for non-sale disposition	2,271	3,352	7,649	11,507

Total revenues	176,016	220,137	536,732	662,967

OPERATING EXPENSES
Room	29,118	31,977	84,005	94,628
Food and beverage	31,958	39,654	100,735	122,693
Other operating	7,222	8,146	21,797	24,283
Advertising and promotion	9,740	11,102	31,336	34,271
Repairs and maintenance	7,534	8,243	23,086	24,839
Utilities	7,768	9,455	22,598	25,629
Franchise costs	6,833	8,522	19,494	23,703
Property tax, ground lease, and insurance	12,272	11,880	36,103	37,266
Property general and administrative	20,153	24,414	61,907	73,447
Corporate overhead	4,340	5,122	14,929	17,031
Depreciation and amortization	26,511	26,399	80,391	79,726
Total operating expenses of operations held for non-sale disposition	2,324	3,032	7,564	9,776
Goodwill and other impairment losses	2,209	—	64,045	—
Impairment loss of operations held for non-sale disposition	—	—	8,857	—

Total operating expenses	167,982	187,946	576,847	567,292

Operating income (loss)	8,034	32,191	(40,115)	95,675
Equity in net losses of unconsolidated joint ventures	(515)	(23)	(2,616)	(1,545)
Interest and other income	240	1,365	1,116	3,044
Interest expense	(24,467)	(24,216)	(70,516)	(72,259)
Interest expense of operations held for non-sale disposition	(375)	(361)	(1,074)	(1,079)
Gain (loss) on extinguishment of debt	(20)	—	54,559	—

Income (loss) from continuing operations	(17,103)	8,956	(58,646)	23,836
Income (loss) from discontinued operations	(845)	963	(82,997)	54,631

NET INCOME (LOSS)	(17,948)	9,919	(141,643)	78,467
Dividends paid on unvested restricted stock compensation	—	(278)	(447)	(741)
Preferred stock dividends and accretion	(5,187)	(5,233)	(15,562)	(15,697)
Undistributed income allocated to unvested restricted stock compensation	—	—	—	(69)
Undistributed income allocated to Series C preferred stock	—	—	—	(355)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(23,135)	$4,408	$(157,652)	$61,605

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.30)	$0.07	$(1.20)	$0.13
Income (loss) from discontinued operations	(0.01)	0.02	(1.33)	0.98

Basic income available (loss attributable) to common stockholders per common share	$(0.31)	$0.09	$(2.53)	$1.11

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.30)	$0.07	$(1.20)	$0.13
Income (loss) from discontinued operations	(0.01)	0.02	(1.33)	0.98

Diluted income available (loss attributable) to common stockholders per common share	$(0.31)	$0.09	$(2.53)	$1.11

Weighted average common shares outstanding:
Basic	73,857	49,878	62,382	55,573

Diluted	73,857	49,950	62,382	55,652

Dividends declared per common share	$—	$0.35	$—	$1.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	7,050,000	$176,250	47,864,654	$479	$829,274	$260,659	$(347,922)	$(3,928)	$914,812
Net proceeds from sale of common stock (unaudited)			20,700,000	207	98,491				98,698
Vesting of restricted common stock (unaudited)			247,574	3	3,468				3,471
Common stock dividends at $0.60 per share year to date (unaudited)			5,049,157	50	29,006		(29,056)		—
Series A preferred dividends and dividends payable at $1.50 per share year to date (unaudited)							(10,575)		(10,575)
Series C preferred dividends and dividends payable at $1.179 per share year to date (unaudited)							(4,837)		(4,837)
Accretion of discount on Series C preferred stock (unaudited)					(150)				(150)
Net loss and comprehensive loss (unaudited)						(141,643)			(141,643)

Balance at September 30, 2009 (unaudited)	7,050,000	$176,250	73,861,385	$739	$960,089	$119,016	$(392,390)	$(3,928)	$859,776

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(141,643)	$78,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	236	348
(Gain) loss on sale of hotel properties and other assets	12,698	(42,108)
Gain on extinguishment of debt	(54,559)	—
Depreciation	85,186	88,022
Amortization of deferred franchise fees and other intangibles	317	2,169
Amortization of deferred financing costs	1,928	1,276
Amortization of loan discounts	1,576	2,615
Amortization of deferred stock compensation	3,286	3,255
Goodwill and other impairment losses	137,866	—
Equity in net losses of unconsolidated joint ventures	2,616	1,545
Changes in operating assets and liabilities:
Restricted cash	(6,872)	(2,025)
Accounts receivable	10,092	4,847
Due from affiliates	30	827
Inventories	423	73
Prepaid expenses and other assets	581	2,259
Accounts payable and other liabilities	2,768	(4,485)
Accrued payroll and employee benefits	59	(7,080)
Due to Interstate SHP	(2,623)	(334)
Discontinued operations	(727)	(179)
Operations held for non-sale disposition	21	19

Net cash provided by operating activities	53,259	129,511

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	64,052	358,761
Restricted cash – replacement reserve	(2,376)	7,460
Cash received from unconsolidated joint ventures	250	5,675
Acquisitions of hotel properties	—	(30,695)
Renovations and additions to hotel properties and other real estate	(33,487)	(80,604)

Net cash provided by investing activities	28,439	260,597

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	103,500	—
Payment of common stock offering costs	(4,802)	—
Payment for repurchases of outstanding common stock	—	(184,414)
Proceeds from notes payable	60,000	181,000
Payments on notes payable	(71,237)	(187,535)
Payments for repurchases of notes payable and costs	(117,397)	—
Payments of deferred financing costs	(3,158)	(79)
Dividends paid	(22,774)	(77,554)

Net cash used in financing activities	(55,868)	(268,582)

Net increase in cash and cash equivalents	25,830	121,526
Cash and cash equivalents, beginning of period	176,748	64,793

Cash and cash equivalents, end of period	$202,578	$186,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$71,682	$76,385

NONCASH INVESTING ACTIVITY
Amortization of deferred stock compensation – construction activities	$157	$406

Amortization of deferred stock compensation – unconsolidated joint venture	$28	$77

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$29,056	$—

Dividends payable	$5,137	$22,199

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2009, the Company owned 39 hotels, excluding the W San Diego held in receivership and included in discontinued operations. The Company’s third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 23 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s hotels; and Hyatt Corporation (“Hyatt”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”) and Hilton Worldwide (“Hilton”), collectively manager of three of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 12, 2009. Certain prior period amounts have been reclassified to conform to the current presentation, including changes resulting from the adoptions of FSP APB 14-1 (defined below) and FSP EITF 03-6-1 (defined below) issued by the Financial Accounting Standards Board (the “FASB”), as well as from the reclassification of the W San Diego to discontinued operations and the Marriott Ontario Airport to “operations held for non-sale disposition” discussed later in this Note 2.

The Company has evaluated subsequent events through the date of issuance of these financial statements, November 4, 2009.

Adjustment of Previously Issued Financial Statements

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Operating Partnership’s 4.60% exchangeable senior notes due 2027 (the “Senior Notes”) are within the scope of FSP APB 14-1. This change in methodology affects the Company’s calculations of net income and earnings per share as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase the Company’s cash interest payments.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in the Earnings Per Share Topic of the FASB Accounting Standards Codification. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively.

As a result of the adoptions of the pronouncements noted above on January 1, 2009 and the reclassifications of the W San Diego to discontinued operations and the Marriott Ontario Airport to “operations held for non-sale disposition,” the Company has restated its December 31, 2008 consolidated balance sheet, as well as its statement of operations for the three and nine months ended September 30, 2008, as follows (in thousands, except per share data):

		Adjustments
	As previously reported	FSP APB 14-1	FSP EITF 03-6-1	As adjusted
As of December 31, 2008:
Notes payable, less current portion (1)	$1,609,357	$(16,507)	$—	$1,592,850
Additional paid in capital	$807,475	$21,799	$—	$829,274
Retained earnings	$265,951	$(5,292)	$—	$260,659
For the three months ended September 30, 2008:
Interest expense (1)	$23,326	$890	$—	$24,216
Net income	$10,809	$(890)	$—	$9,919
Net income per share – basic	$0.11	$(0.02)	$—	$0.09
Net income per share – diluted	$0.11	$(0.02)	$—	$0.09
For the nine months ended September 30, 2008:
Interest expense (1)	$69,644	$2,615	$—	$72,259
Net income	$81,082	$(2,615)	$—	$78,467
Net income per share – basic	$1.17	$(0.05)	$(0.01)	$1.11
Net income per share – diluted	$1.16	$(0.05)	$—	$1.11

(1)	The amounts shown in the “As previously reported” column have been adjusted to reflect the reclassification of the W San Diego to discontinued operations, and the Marriott Ontario Airport to “operations held for non-sale disposition.” Adjustments for the W San Diego were as follows (in thousands): notes payable, less current portion $(65,000); interest expense for the three months ended September 30, 2008 $(1,023); and interest expense for the nine months ended September 30, 2008 $(3,047). Adjustments for the Marriott Ontario Airport were as follows (in thousands): notes payable, less current portion $(25,406); interest expense for the three months ended September 30, 2008 $(361); and interest expense for the nine months ended September 30, 2008 $(1,079).

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

As of September 30, 2009 and December 31, 2008, the carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 1 measurements at $1.8 million as of September 30, 2009, and $1.7 million as of December 31, 2008. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 1 measurements at $1.8 million as of September 30, 2009, and $1.7 million as of December 31, 2008. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

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

The Company also has analyzed the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of September 30, 2009 and December 31, 2008, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the Marriott Ontario Airport, totaled $1.4 billion and $1.6 billion as of September 30, 2009 and December 31, 2008, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt as of September 30, 2009 and December 31, 2008 totaled $1.2 billion and $1.4 billion, respectively.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment in hotel properties, net	$—	$—	$55,675	$—
Investment in hotel properties of discontinued operations, net	—	—	64,964	—
Investment in hotel property of operations held for non-sale disposition, net	—	—	8,857	—
Goodwill	2,209	—	6,954	—
Other assets, net	—	—	1,416	—

Total Level 3 measurement impairment losses included in earnings	$2,209	$—	$137,866	$—

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2009 (in thousands):
		Fair Value Measurements at Reporting Date
	Total September 30, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$1,775	$1,775	$—	$—
Goodwill	6,450	—	—	6,450

Total assets	$8,225	$1,775	$—	$6,450

Liabilities:
Retirement benefit agreement	$1,775	$1,775	$—	$—

Total liabilities	$1,775	$1,775	$—	$—

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at September 30, 2009 and December 31, 2008 include an allowance for doubtful accounts of $0.1 million and $0.3 million, respectively. At September 30, 2009 and December 31, 2008, the Company had approximately $2.0 million and $4.9 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either September 30, 2009 or December 31, 2008, as all amounts have been deemed to be collectible.

Deferred Financing Costs

Deferred financing costs consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt.

Total amortization of deferred financing costs was $0.7 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, all of which was included in interest expense. For the nine months ended September 30, 2009 and 2008, total amortization of deferred financing costs was $1.6 million and $1.3 million, respectively, all of which was included in interest expense. Interest expense of operations held for non-sale disposition associated with the Marriott Ontario Airport contained a nominal amount of amortization of deferred financing costs for both the three and nine months ended September 30, 2009 and 2008.

During the second quarter of 2009, the Company wrote-off $0.3 million in deferred financing costs related to the amendment to its credit facility.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic of the FASB Accounting Standards Codification, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

On January 1, 2009, the Company adopted FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact. For the three months ended September 30, 2009 and 2008, distributed and undistributed earnings representing non-forfeitable dividends of zero and $0.3 million, respectively, were allocated to the participating securities. For the nine months ended September 30, 2009 and 2008, distributed and undistributed earnings representing non-forfeitable dividends of $0.4 million and $0.8 million, respectively, were allocated to the participating securities.

In accordance with the Earnings Per Share Topic of the FASB Accounting Standards Codification, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”).

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(17,948)	$9,919	$(141,643)	$78,467
Less dividends paid on unvested restricted stock compensation	—	(278)	(447)	(741)
Less preferred stock dividends and accretion	(5,187)	(5,233)	(15,562)	(15,697)
Less undistributed income allocated to unvested restricted stock compensation	—	—	—	(69)
Less undistributed income allocated to Series C preferred stock	—	—	—	(355)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(23,135)	$4,408	$(157,652)	$61,605

Denominator:
Weighted average basic common shares outstanding	73,857	49,878	62,382	55,573
Unvested restricted stock awards	—	72	—	79

Weighted average diluted common shares outstanding	73,857	49,950	62,382	55,652

Basic earnings available (loss attributable) to common stockholders per common share	$(0.31)	$0.09	$(2.53)	$1.11

Diluted earnings available (loss attributable) to common stockholders per common share	$(0.31)	$0.09	$(2.53)	$1.11

The Company’s unvested restricted stock units and shares associated with its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2009, as their inclusion would have been anti-dilutive. The Company’s common stock options and shares of Series C preferred stock have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2009 and 2008, as their inclusion would have been anti-dilutive.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Land	$259,915	$269,313
Buildings and improvements	2,071,151	2,090,342
Furniture, fixtures and equipment	282,774	272,187
Intangibles	34,081	35,736
Franchise fees	1,402	1,402
Construction in process	8,536	11,519

	2,657,859	2,680,499
Accumulated depreciation and amortization	(502,807)	(423,537)

	$2,155,052	$2,256,962

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

In June 2009, the Company performed a review of each property for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company used a discounted cash flow analysis to estimate the fair value of its properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In conjunction with this review, the Company recorded an impairment loss totaling $64.5 million, including $55.6 million to goodwill and other impairment losses and $8.9 million to impairment loss of operations held for non-sale disposition, to reduce the carrying values of three hotels on its balance sheet to their fair values. The three hotels and their respective impairment losses for the nine months ended September 30, 2009 were: the Renaissance Westchester, $30.2 million; the Marriott Del Mar, $25.4 million; and the Marriott Ontario Airport, $8.9 million.

As noted below in the Company’s discussion of goodwill, in light of the continuing decline in the economic environment, the Company determined that an intra-year goodwill impairment analysis should be performed as of March 31, 2009, June 30, 2009 and September 30, 2009. In conjunction with its first quarter impairment evaluation, the Company determined that the goodwill associated with four of its hotels was impaired as of March 31, 2009, and, accordingly, the Company recorded an impairment loss of $3.6 million to goodwill and other impairment losses. In conjunction with its second quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels was impaired as of June 30, 2009, and, accordingly, the Company recorded an impairment loss of $1.1 million to goodwill and other impairment losses. In conjunction with its third quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the second quarter may be further impaired as of September 30, 2009, and, accordingly, the Company recorded an impairment loss of $2.2 million to goodwill and other impairment losses.

In September 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for the Marriott Ontario Airport, which may result in the Company’s default under the non-recourse mortgage. The Company believes the value of this hotel is now significantly less than the principal amount of the mortgage. Prior to the time that the Company elected to discontinue subsidizing operating expenses at this hotel, the Company made several attempts to work with the special servicer handling the Marriott Ontario Airport loan to seek modification of the repayment terms. While the special servicer declined the Company’s request for a proposed modification of this loan, the lender was under no duty to agree to any such proposed modification. At this point, the Company does not expect further negotiations with the special servicer, and the Company is prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this potential default, the Company has reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on its balance sheets,

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of operations and statements of cash flows. The $8.9 million impairment loss on the Marriott Ontario Airport recorded in June 2009 has been reclassified from goodwill and other impairment losses to impairment loss of operations held for non-sale disposition in the Company’s statements of operations for the nine months ended September 30, 2009. While the Company is currently working to amend the terms on several additional loans, the related hotels have not been reclassified to “operations held for non-sale disposition” as negotiations with the special servicers responsible for these loans continue.

4. Discontinued Operations

The Company sold the Hyatt Regency Century Plaza in May 2008, the Crowne Plaza Grand Rapids during the fourth quarter of 2008, the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. These five hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification. The sales of the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009 generated net proceeds of $53.5 million and a net loss of $10.8 million. During the second quarter of 2009, the Company also recorded a net loss of $2.3 million due to additional expenses incurred related to hotels sold in prior years, including $1.5 million accrued by the Company in regards to a lawsuit brought against the Company by the buyer of 13 hotels sold by the Company in 2006, and $0.8 million accrued for various tax audits covering prior years. The Company recorded an impairment loss of $4.9 million in June 2009 in anticipation of the Hyatt Suites Atlanta Northwest sale in the third quarter of 2009. The sale of the Hyatt Suites Atlanta Northwest generated net proceeds of $7.8 million and a net gain of $18,000 during the third quarter of 2009. The Crowne Plaza Grand Rapids sale in 2008 generated net proceeds of $3.6 million, including a $2.0 million note receivable which was paid by the buyer in January 2009, and a net loss of $16.1 million, while the sale of the Hyatt Regency Century Plaza in 2008 generated net proceeds of $358.8 million and a net gain of $42.1 million.

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for the W San Diego, which resulted in a default under the mortgage. As a consequence of the significant and continuing deterioration in demand for luxury lodging and the introduction of numerous new competitive hotels in the San Diego market, the Company believed the value of the W San Diego was significantly less than the principal amount of the mortgage. Prior to electing this default, the Company made several attempts to work with the special servicer handling the W San Diego’s loan to amend the terms of the mortgage to provide for a reduction in current interest payments. The special servicer declined the Company’s proposed modifications. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB Accounting Standards Codification, the Company has concluded that it lost control of the asset, and accordingly has deconsolidated the W San Diego. The Company has reclassified the net assets and the net liabilities, including the hotel’s $65.0 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s September 30, 2009 balance sheet. The Company has reclassified the individual assets and liabilities, including the hotel’s $65.0 million mortgage indebtedness to the appropriate discontinued operations line items on its December 31, 2008 balance sheet. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. Although the entity that owns the W San Diego is liable under the non-recourse loan and the hotel is being managed by the receiver, the Company is still obligated as owner of the entity under the mortgage, and has deferred recording a gain on extinguishment of debt until the non-recourse mortgage is extinguished.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2009 and 2008, related to hotel properties that are either held in receivership or that have been sold (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$5,306	$19,015	$25,701	$95,156
Operating expenses	(4,781)	(14,685)	(23,298)	(70,027)
Interest expense	(1,074)	(1,023)	(3,086)	(3,047)
Depreciation and amortization expense	(314)	(2,344)	(4,298)	(9,559)
Impairment loss	—	—	(64,964)	—
Gain (loss) on sale of hotels	18	—	(13,052)	42,108

Income (loss) from discontinued operations	$(845)	$963	$(82,997)	$54,631

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,158	10,159
Furniture, fixtures and equipment	5,910	5,554
Construction in process	52	5

	19,944	19,542
Accumulated depreciation	(6,015)	(5,355)

	13,929	14,187
Land held for investment	188	453

	$14,117	$14,640

In January 2009, the Company sold a vacant parcel of land for net proceeds of $0.3 million. No gain or loss was recognized on the sale.

As of September 30, 2009, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB Accounting Standards Codification, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation – Stock Compensation Topic and the Equity Topic of the FASB Accounting Standards Codification. During both the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $20,000. During the nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $44,000 and $119,000, respectively. All of the stock-based compensation expense for BuyEfficient was included in equity in net losses of unconsolidated joint ventures.

The Company received $0.3 million in distributions from BuyEfficient for the three and nine months ended September 30, 2009, and no distributions for either the three or nine months ended September 30, 2008.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to other investors in this joint venture. The annual dividends, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, are currently 8.5% and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received no distributions during both the three and nine months ended September 30, 2009, and $0.6 million and $5.7 million in distributions during the three and nine months ended September 30, 2008, respectively.

7. Goodwill

The Company follows the requirements of the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation is performed each year during the Company’s fourth quarter. During the first, second and third quarters of 2009, in light of the continuing decline in the economic environment, the Company determined that an intra-year impairment analysis should be performed as of March 31, 2009, June 30, 2009 and September 30, 2009. In conjunction with its first quarter impairment evaluation, the Company determined that the goodwill associated with four of its hotels was impaired as of March 31, 2009, and, accordingly, the Company recorded an impairment loss of $3.6 million to goodwill and other impairment losses. In conjunction with its second quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels was impaired as of June 30, 2009, and, accordingly, the Company recorded an impairment loss of $1.1 million to goodwill and other impairment losses. In conjunction with its third quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the second quarter may be further impaired as of September 30, 2009, and, accordingly, the Company recorded an impairment loss of $2.2 million to goodwill and other impairment losses.

As of September 30, 2009, the Company’s market capitalization is less than the book value of its equity. The Company believes that the disparity between the book value of its assets and the market value of its business is in large part a consequence of current market conditions, including risks related to the debt markets, the Company’s industry and the broader economy. The Company has given consideration to these risks, and their impact upon the respective reporting units’ fair values in evaluating the impairment of its goodwill, and has reported impairments where it deems appropriate. The Company believes that the fair value of its remaining reporting units that contained goodwill at September 30, 2009 exceeds the book value of those units.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Property and equipment, net	$1,100	$1,067
Deferred costs	254	1,432
Interest receivable	1,135	984
Other receivables	7,116	12,125
Other	2,615	2,530

	$12,220	$18,138

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

9. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 32 hotel properties and one laundry facility.	$1,386,528	$1,397,765
Senior Notes, with a fixed rate of 4.60%, maturing in 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	250,000

	1,449,028	1,647,765
Less: discount on Senior Notes	(3,430)	(16,507)

	1,445,598	1,631,258
Less: note payable of operations held for non-sale disposition	(25,547)	(25,956)
Less: current portion	(288,863)	(12,452)

	$1,131,188	$1,592,850

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has initiated a secured debt restructuring program to proactively address value and cash flow deficits among certain of its mortgaged hotels. The primary goal of this program is to achieve benefits for the Company’s stockholders through loan amendments, or in certain cases, consensual transfers to the lenders of the hotel assets in full satisfaction of the debt. Loans within the Company’s secured debt restructuring program generally meet two criteria: (1) the hotel is not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel is not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel is significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to the Company. As of September 30, 2009, five of the Company’s loans totaling $471.4 million are or have been subject to the Company’s secured debt restructuring program. The status of each of these five loans is discussed further below.

Marriott Ontario Airport. In September 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for the Marriott Ontario Airport, which may result in a default under the non-recourse mortgage. The Company believes the value of this hotel is now significantly less than the principal amount of the mortgage. Prior to the time that the Company elected to discontinue subsidizing operating expenses at this hotel, the Company made several attempts to work with the special servicer handling the Marriott Ontario Airport loan to seek modification of the repayment terms. While the special servicer declined the Company’s request for a proposed modification of this loan, the lender was under no duty to agree to any such proposed modification. At this point, the Company does not expect further negotiation with the special servicer, and the Company is prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this potential default, the Company has reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. This hotel had a net book value of $16.6 million, and the amount of debt outstanding under the mortgage was $25.5 million at September 30, 2009.

W San Diego. Effective September 30, 2009, possession and control of the W San Diego was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel asset and the hotel’s $65.0 million mortgage indebtedness, to discontinued operations on its balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB Accounting Standards Codification, and the net assets and liabilities will be removed from the Company’s balance sheets.

Renaissance Westchester. In August 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage for the Renaissance Westchester, which resulted in a default under the mortgage. The Company believes the value of this hotel is now significantly less than the principal amount of the mortgage. The Company continues to work with the special servicer responsible for the Renaissance Westchester loan towards reaching a modification of this loan, but the Company cannot provide any assurance that it will achieve such a result. Absent a modification, the Company may elect to surrender the hotel to the lender or cooperate with the lender’s appointment of a receiver. This hotel had a net book value of $25.0 million, and the amount of debt outstanding under the mortgage was $29.4 million at September 30, 2009. Due to the Company’s elective default on the Renaissance Westchester loan, the Company has included the entire loan balance of $29.4 million in current portion of notes payable on the Company’s balance sheets.

Massachusetts Mutual Life Insurance Company. The Company is currently in discussions with Massachusetts Mutual Life Insurance Company, or Mass Mutual, to negotiate an amendment to a $246.3 million, 5.95% non-recourse mortgage loan that matures in 2011. The Company elected not to make the November 1 debt service payment on this loan, which is expected to result in a default under this loan. This loan is currently secured by 11 of the Company’s hotels, comprised of 2,587 rooms —Renaissance Atlanta Concourse; Hilton Huntington; Courtyard by Marriott Los Angeles; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Kahler Inn & Suites Rochester; Marriott Rochester; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown, San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). The Company is seeking an amendment to the terms of this loan because it believes that the present value of the hotels securing this loan is currently less than the outstanding principal amount of this loan. The Company cannot provide any assurances that it will be successful in its efforts to amend the terms of this loan. Absent an amendment, the Company may elect to surrender the hotels to the lender or cooperate with the lender’s appointment of a receiver. The 11 hotels securing this loan had a net book value including goodwill of $258.8 million at September 30, 2009. In the event the Company is unsuccessful in its efforts to amend the loan and elects to surrender the hotels, the Company will be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels would become impaired and the Company would record an impairment charge equal to the amount by which the book values of the hotels exceed their fair values. Due to the Company’s elective default on the Mass Mutual loan, the Company has included the entire loan balance of $246.3 million in current portion of notes payable on the Company’s balance sheets.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Renaissance Baltimore. The Company is currently finalizing an amendment to the $105.2 million non-recourse mortgage loan secured by the Renaissance Baltimore. If executed, the amendment would result in the elimination of amortization on this loan for a period of up to 30 months. The Company anticipates executing this amendment during the fourth quarter. If, however, the Company is unable to finalize the amendment as contemplated and were to subsequently elect to default on the payment or other terms of this loan, the default may result in the Company’s election to surrender the hotel to the lender or cooperate with the lender’s appointment of a receiver in connection with such default. This hotel had a net book value of $148.6 million, and the amount of debt outstanding under the mortgage was $105.2 million at September 30, 2009.

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of FSP APB 14-1. This change in methodology affects the Company’s calculations of net income and earnings per share, but does not increase the Company’s cash interest payments. As a result of the adoption of this standard on January 1, 2009, the Company restated its December 31, 2008 balance sheet by decreasing its notes payable balance by $16.5 million, with a corresponding increase to equity. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. In addition, the Company recognized an additional $0.2 million and $1.6 million in interest expense during the three and nine months ended September 30, 2009, respectively, and retroactively increased its interest expense by $0.9 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance.

During the first quarter of 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using its available cash on hand. After the repurchase, such Senior Notes were cancelled. The Company wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of a tender offer (the “Senior Notes Tender Offer”), the Company purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, the Company paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. The Company wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. The Company initially used its credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from its equity offering completed in May 2009. The Company recognized an additional $20,000 in fees and costs during the third quarter of 2009 related to the repurchases of the Senior Notes.

In April 2009, the Company drew down $60.0 million on its credit facility in connection with its Senior Notes Tender Offer. The Company repaid the $60.0 million in May 2009 using available cash. In June 2009, the Company amended its credit facility (the “amended credit facility”), reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which may be increased to 10.50:1.00 for up to four quarters. The amended credit facility is secured by five of the Company’s hotels (Fairmont Newport Beach, Hyatt Regency Newport Beach, Renaissance Los Angeles Airport, Residence Inn Rochester, and the Sheraton Cerritos), has an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and matures in 2012, assuming the exercise of a one-year extension option. As of September 30, 2009, the Company had no outstanding indebtedness under its amended credit facility, and the Company had $3.1 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $81.9 million available under the amended credit facility. The Company is subject to, and as of September 30, 2009 was in compliance with various covenants under the amended credit facility. The Company’s failure to comply with such covenants in the future may result in a reduction of funds available from time to time, or the termination of the amended credit facility.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest incurred and expensed on the Company’s notes payable was as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operations held and used:
Interest expense	$20,492	$22,895	$64,010	$68,387
Accretion of Senior Notes	237	890	1,576	2,615
Amortization of deferred financing fees	718	431	1,626	1,257
Write-off of deferred financing fees	—	—	284	—
Loan penalties and fees (1)	3,020	—	3,020	—

	$24,467	$24,216	$70,516	$72,259

Operations held for non-sale disposition:
Interest expense	$349	$356	$1,041	$1,067
Amortization of deferred financing fees	4	5	11	12
Loan penalties and fees	22	—	22	—

	$375	$361	$1,074	$1,079

Total interest expense from continuing operations	$24,842	$24,577	$71,590	$73,338

(1)	These loan penalties and fees were incurred due to the Company’s default on the Renaissance Westchester loan. While the Company is required to record such loan penalties and fees, as the Renaissance Westchester loan is non-recourse to the Company, the Company does not intend to actually fund such fees. If the Company is successful in negotiating the modification to the terms of the Renaissance Westchester loan, the Company expects to reverse this expense and record a gain on the forgiveness of these penalties and fees. There can be no assurance that the penalties and fees will be waived by the lender.

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial covenants for four consecutive quarters a financial ratio violation will occur with respect to the Company’s Series C preferred stock. As anticipated, as of September 30, 2009, the Company failed one of the financial covenants regarding its Series C preferred stock. If the Company remains out of compliance with this covenant for the next three quarters, a financial ratio violation will occur. If a financial ratio violation occurs, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. Unless operations improve from current levels, the Company believes it may incur a financial ratio violation during the second half of 2010 with respect to its Series C preferred stock. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders can redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has been classified outside of permanent equity.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At September 30, 2009 and December 31, 2008, the Series C preferred stock carrying value consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	846	696

	$99,846	$99,696

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of September 30, 2009, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

In May 2009, the Company issued 20,700,000 shares of its common stock, including the underwriters’ over-allotment of 2,700,000 shares, for net proceeds of $98.7 million. The Company used the net proceeds from this equity offering for working capital and other general corporate purposes, including the replacement of cash used in the repurchase of the Senior Notes and the May 2009 repayment of its April 2009 $60.0 million drawdown on its credit facility.

On October 21, 2009 the Company issued 23,000,000 shares of its common stock, including the underwriters’ over-allotment of 3,000,000 shares, for net proceeds of approximately $158.6 million. The Company expects to use the net proceeds from this equity offering for working capital and other general corporate purposes, including the acquisition of additional hotel properties.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Repurchase Program and Senior Notes Tender Offer

On December 11, 2008, the Company’s board of directors authorized a $200.0 million program (the “2009 Repurchase Program”) to repurchase the Company’s common stock, Series A preferred stock, Series C preferred stock, or Senior Notes or to repay secured debt on or prior to December 31, 2009. As of September 30, 2009, the Company has repurchased $187.5 million in aggregate principal amount of the Senior Notes for $119.8 million through open market purchases and the Senior Notes Tender Offer, including $2.4 million in interest, $1.9 million in related consents and $0.6 million in fees and costs of the Senior Notes Tender Offer and consent solicitation discussed above, leaving approximately $82.6 million available under the 2009 Repurchase Program.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended September 30, 2009 and 2008, the Company’s expense related to these restricted shares and restricted share units was $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company’s expense related to these restricted shares and restricted share units was $4.5 million and $4.4 million, respectively. The Company’s expense related to these restricted shares and restricted share units included forfeiture expense adjustments of $10,000 and zero for the three months ended September 30, 2009 and 2008, respectively, and $32,000 and zero for the nine months ended September 30, 2009 and 2008, respectively.

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $4.4 million and $6.0 million during the three months ended September 30, 2009 and 2008, respectively. Basic management fees included in property general and administrative expense were $4.2 million and $5.5 million for the three months ended September 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport included basic management fees of $45,000 and $67,000 for the three months ended September 30, 2009 and 2008, respectively. Discontinued operations included $0.2 million and $0.5 million of basic management fees for the three months ended September 30, 2009 and 2008, respectively.

Total basic management fees incurred by the Company were $13.9 million and $19.7 million during the nine months ended September 30, 2009 and 2008, respectively. Basic management fees included in property general and administrative expense were $13.0 million and $16.9 million for the nine months ended September 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport included basic management fees of $0.2 million for both the nine months ended September 30, 2009 and 2008. Discontinued operations included $0.7 million and $2.6 million of basic management fees for the nine months ended September 30, 2009 and 2008, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers an incentive management fee. Total incentive management fees incurred by the Company were $0.6 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively, all of which were included in property general and administrative expense.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total license and franchise costs incurred by the Company during the three months ended September 30, 2009 and 2008 were $7.2 million and $9.9 million, respectively. Of the total license and franchise costs, royalties totaled $2.6 million and $3.8 million, for the three months ended September 30, 2009 and 2008, respectively. The remaining costs included advertising, reservation and priority club assessments. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport included $0.2 million and $0.3 million of license and franchise costs for the three months ended September 30, 2009 and 2008, respectively. License and franchise costs included in discontinued operations totaled $0.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively.

Total license and franchise costs incurred by the Company during the nine months ended September 30, 2009 and 2008 were $21.5 million and $28.4 million, respectively, of which royalties totaled $8.1 million and $10.9 million for the nine months ended September 30, 2009 and 2008, respectively. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport included $0.6 million and $0.9 million of license and franchise costs for the nine months ended September 30, 2009 and 2008, respectively. License and franchise costs included in discontinued operations totaled $1.4 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Renovation and Construction Commitments

At September 30, 2009, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2009 totaled $11.1 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended September 30, 2009 and 2008 totaled $1.4 million and $2.0 million, respectively, and $4.0 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively, all of which was included in property tax, ground lease and insurance expense.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando Hotel at SeaWorld® for $30.7 million, including costs of the acquisition. The acquisition was funded with available cash on hand. Prior to the acquisition, the land had been leased from a third party.

Rent expense incurred pursuant to the lease on the Company’s corporate facility totaled $0.1 million for both the three months ended September 30, 2009 and 2008, and $0.3 million for both the nine months ended September 30, 2009 and 2008, all of which was included in corporate overhead expense.

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

At September 30, 2009, the Company had $3.1 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2009.

An audit for the tax years 2006, 2007 and 2008 of the Company’s five hotels and one laundry facility located in Minnesota was completed by the State of Minnesota during the third quarter of 2009. The Company had previously estimated that the ultimate liability, including penalties and interest, would range from between $0.5 million and $1.0 million, and, accordingly, the Company recorded a liability of $0.5 million in December 2008 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The actual audit liability totaled $0.6 million, including penalties and fees, causing the Company to record additional expense of $0.1 million in the third quarter of 2009.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, the Company settled a lawsuit brought against the Company by the buyer (the “buyer”) of 13 of the Company’s hotels which were sold in 2006. The Company had previously estimated that the ultimate liability would range from between $2.0 million and $2.5 million, and in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, the Company had previously recorded a liability for this lawsuit of $2.2 million. The lawsuit was settled in September 2009 for $2.2 million, including $1.15 million in cash and $1.05 million of interest forgiveness on the Company’s $5.6 million note receivable from the buyer.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both September 30, 2009 and December 31, 2008, amounts owed to the Company by its affiliates amounted to $0.1 million, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. Richard Alter remains an employee with GTS. The Company paid GTS $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, and $0.5 million and $0.6 million for the nine months ended September 30, 2009 and 2008.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2009, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for eight of our hotels;

•	performance of hotels after they are acquired;

•	competition for the acquisition of hotels;

•	competition in the operation of our hotels;

•	our ability to complete acquisitions and dispositions;

•	the need for renovations and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in business strategy or acquisition or disposition plans;

•	our level of outstanding debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

•	future impairments to our hotels and goodwill;

•

potential adverse consequences related to past and future voluntary defaults on our mortgage loans, including potential increases to our marginal borrowing rate and increased difficulty of raising equity or debt capital or the increased cost of such capital;

•	volatility in the credit or equity markets and the effect on lodging demand or our ability to obtain financing on favorable terms or at all;

•	our ability to negotiate modifications to the Mass Mutual loan or the loans secured by the Marriott Ontario Airport, the Renaissance Westchester or the Renaissance Baltimore; and

•	other events beyond our control.

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

We own primarily upper upscale and upscale hotels in the United States. As of September 30, 2009, we owned 38 hotels, excluding the W San Diego held in receivership and included in discontinued operations and the Marriott Ontario Airport held for non-sale disposition. We classify 34 of our hotels as upscale or upper upscale, one as luxury and three as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we also have a 38% equity interest in a joint venture that owns one hotel. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hyatt, Fairmont and Hilton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention or airport hotels, as opposed to resort, leisure or extended-stay hotels. Our average hotel has 349 rooms.

The demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle. We seek to employ a cycle-appropriate portfolio management strategy. During the recovery and growth phases of the lodging cycle, our strategy emphasizes active investment, both in terms of acquisitions of new hotels and selective investments of capital into our portfolio through hotel renovations and repositioning projects. During the mature phase of the lodging cycle, our strategy emphasizes net hotel dispositions, and during cyclical declines, our strategy emphasizes capital preservation.

Through all phases of the cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues and minimize operational expenses.

During the first nine months of 2009, in light of the recent cyclical decline, we continued to closely monitor our unrestricted cash balance. We intend to continue to maintain higher than historical cash balances until such time as we believe the lodging cycle is approaching a recovery phase and the capital markets show signs of stabilization. During the continuation of the recent cyclical decline, we selectively deployed a portion of our cash to fund certain transactions such as the tender offer the Operating Partnership closed in May 2009 (the “Senior Notes Tender Offer”), through which our Operating Partnership repurchased $123.5 million of its 4.60% exchangeable senior notes (the “Senior Notes”) at a price equivalent to 70% of par.

We have initiated a secured debt restructuring program to proactively address value and cash flow deficits among certain of our mortgaged hotels. The primary goal of this program is to achieve benefits for our stockholders through loan amendments, or in certain cases, consensual transfers to the lenders of the hotel assets in full satisfaction of the debt. Loans within our secured debt restructuring program generally meet two criteria: (1) the hotel is not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel is not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel is significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. As of September 30, 2009, five of our loans totaling $471.4 million are or have been subject to our secured debt restructuring program.

Consistent with our cycle-appropriate strategy, on October 21, 2009, we issued 23,000,000 shares of our common stock, including the underwriters’ over-allotment of 3,000,000 shares. Net proceeds from this offering of approximately $158.6 million were contributed to our subsidiary, Sunstone Hotel Partnership LLC, which will use the proceeds for working capital and other general corporate purposes, which may include hotel acquisitions.

All of our debt bears fixed interest at a weighted average rate of 5.6%, and the weighted average term to maturity of our debt is approximately 6.3 years. Of our total debt, approximately $390.8 million matures over the next three years ($81.0 million in 2010, $246.3 million in 2011 and $63.5 million in 2012), $246.3 million of which we have classified as a current liability on our balance sheet as of September 30, 2009 due to the fact that we elected to not make the November 1 debt service payment on this non-recourse loan and our ongoing negotiations with the lender to amend the terms of the loan.

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

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties; and

•

Total revenues of operations held for non-sale disposition, which includes room revenues, food and beverage revenues, and other operating revenues for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport. In September 2009, we elected to cease the subsidization of debt service on the non-recourse mortgage for the Marriott Ontario Airport, as we believe that the value of the Marriott Ontario Airport is now significantly less than the principal amount of its mortgage. Prior to the time we elected to discontinue subsidizing operating expenses at this hotel, we made several attempts to work with the special servicer handling the Marriott Ontario Airport’s loan to seek modification of the repayment terms. The special servicer declined our proposed modifications. At this point, we do not expect further negotiation with the special servicer, and we are prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this potential default, we have reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows.

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

•

Total operating expenses of operations held for non-sale disposition, which includes room expense, food and beverage expense, other operating expense, property tax, ground lease and insurance expense, property general and administrative expense, and depreciation and amortization expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport;

•

Goodwill and other impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluations and to reduce the carrying value of assets on our balance sheet to their fair value when required; and

•

Impairment loss of operations held for non-sale disposition, which includes impairment loss expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport.

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

•

Interest expense, which includes interest expense incurred on our outstanding debt, accretion on the Senior Notes, amortization of deferred financing fees, any write-offs of deferred financing fees and any loan penalties and fees incurred on our debt;

•

Interest expense of operations held for non-sale disposition, which includes interest expense, amortization of deferred financing fees and any loan penalties and fees incurred on our debt for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport;

•	Gain (loss) on extinguishment of debt, which includes the gain or loss we recognized on the repurchase and cancellation of the Senior Notes;

•	Dividends paid on unvested restricted stock compensation, which includes dividends earned on our unvested restricted stock awards; and,

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. During 2008, as a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase, with demand for lodging rooms declining by approximately 1.6% as compared to 2007. As a result of declining demand and increases in new hotel supply, total RevPAR for the 38 hotels we owned as of September 30, 2009, excluding the W San Diego held in receivership and included in discontinued operations and the Marriott Ontario Airport held for non-sale disposition, declined by 19.7% in the nine months of 2009 as compared to the same period in 2008. We anticipate that lodging demand will improve when liquidity is restored in the credit markets and the U.S. economy begins to strengthen. While we are beginning to see some signs of demand stabilization, we generally expect lodging demand to remain weak throughout the remainder of 2009. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession were to end in the later part of 2009, we would expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will eventually benefit from the current economic climate and restrictive financing environment, as new hotel construction projects are now, and we expect will remain, difficult to finance. As a result, we believe the initiation of hotel development will be constrained until the construction financing markets recover, with a number of hotel projects currently in the planning stages being postponed or cancelled. Given the one- to three-year timeline needed to construct a typical hotel, we expect a window of two to four years beginning in 2010 during which the number of new hotel openings will be limited.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitive hotels in our markets. Our revenue maximization initiatives may entail using alternative distribution channels, such as internet wholesalers. Our operators may also look to enter into long-term airline crew contracts, or they may accept forms of lower-rated business that we would not typically take during periods of stronger demand. Our revenue management initiatives generally are oriented towards maximizing ADR even if the result may be lower occupancy, as reductions in RevPAR attributable to reductions in occupancy may be accompanied by decreases in occupancy-variable expenses, such as housekeeping labor and utilities expense, while reductions in RevPAR attributable to lower ADR typically result in minimal changes in operating costs and expenses (ADR-variable expenses are limited to revenue-based items such as credit card commissions and management and franchise fees). Thus, reductions in RevPAR associated with lower ADR may result in worse flow through, and as a result, lower operating margins. Reductions in RevPAR associated with lower occupancy may result in better flow through and, as a result, better margin preservation.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, capitalizing on relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. There are limits to how much our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended September 30, 2009 and 2008, including the amount and percentage change in the results between the periods. The table presents the results of operations included in the consolidated statements of operations, and includes 38 hotels (13,247 rooms) as of September 30, 2009 and 2008. In addition, operating results for operations held for non-sale disposition for both the three months ended September 30, 2009 and 2008 includes the Marriott Ontario Airport, and loss from discontinued operations for the three months ended September 30, 2009 includes the results of operations for the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego which has been deconsolidated from our operations as of September 30, 2009 as a result of the transfer of possession and control of this property to a receiver. Income from discontinued operations for the three months ended September 30, 2008 includes the results of operations for the Crowne Plaza Grand Rapids that was sold in 2008, the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest that were sold in 2009, as well as the W San Diego that has been deconsolidated from our operations as of September 30, 2009.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
REVENUES
Room	$119,177	$149,192	$(30,015)	(20.1)%
Food and beverage	40,715	52,610	(11,895)	(22.6)%
Other operating	13,853	14,983	(1,130)	(7.5)%
Total revenues of operations held for non-sale disposition	2,271	3,352	(1,081)	(32.2)%

Total revenues	176,016	220,137	(44,121)	(20.0)%

OPERATING EXPENSES
Hotel operating	112,445	128,979	(16,534)	(12.8)%
Property general and administrative	20,153	24,414	(4,261)	(17.5)%
Corporate overhead	4,340	5,122	(782)	(15.3)%
Depreciation and amortization	26,511	26,399	112	0.4%
Total operating expenses of operations held for non-sale disposition	2,324	3,032	(708)	(23.4)%
Goodwill and other impairment losses	2,209	—	2,209	NA

Total operating expenses	167,982	187,946	(19,964)	(10.6)%

Operating income	8,034	32,191	(24,157)	(75.0)%
Equity in net losses of unconsolidated joint ventures	(515)	(23)	(492)	(2,139.1)%
Interest and other income	240	1,365	(1,125)	(82.4)%
Interest expense	(24,467)	(24,216)	(251)	1.0%
Interest expense of operations held for non-sale disposition	(375)	(361)	(14)	3.9%
Loss on extinguishment of debt	(20)	—	(20)	NA

Income (loss) from continuing operations	(17,103)	8,956	(26,059)	(291.0)%
Income (loss) from discontinued operations	(845)	963	(1,808)	(187.7)%

Net income (loss)	(17,948)	9,919	(27,867)	(280.9)%
Dividends paid on unvested restricted stock compensation	—	(278)	278	(100.0)%
Preferred stock dividends and accretion	(5,187)	(5,233)	46	(0.9)%

Income available (loss attributable) to common stockholders	$(23,135)	$4,408	$(27,543)	(624.8)%

The following table presents the unaudited operating results for our total portfolio for the nine months ended September 30, 2009 and 2008, including the amount and percentage change in the results between the periods. The table presents the results of operations included in the consolidated statements of operations, and includes 38 hotels (13,247 rooms) as of September 30, 2009 and 2008. In addition, operating results for operations held for non-sale disposition for both the nine months ended September 30, 2009 and 2008 includes the Marriott Ontario Airport, and loss from discontinued operations for the nine months ended September 30, 2009 includes the results of operations for the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego which has been deconsolidated from our operations as of September 30, 2009 as a result of the transfer of possession and control of this property to a receiver. Income from discontinued operations for the nine months ended September 30, 2008 includes the results of operations for the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids that were sold in 2008, the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest that were sold in 2009, as well as the W San Diego that has been deconsolidated from our operations as of September 30, 2009.

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
REVENUES
Room	$351,550	$438,332	$(86,782)	(19.8)%
Food and beverage	136,180	168,839	(32,659)	(19.3)%
Other operating	41,353	44,289	(2,936)	(6.6)%
Total revenues of operations held for non-sale disposition	7,649	11,507	(3,858)	(33.5)%

Total revenues	536,732	662,967	(126,235)	(19.0)%

OPERATING EXPENSES
Hotel operating	339,154	387,312	(48,158)	(12.4)%
Property general and administrative	61,907	73,447	(11,540)	(15.7)%
Corporate overhead	14,929	17,031	(2,102)	(12.3)%
Depreciation and amortization	80,391	79,726	665	0.8%
Total operating expenses of operations held for non-sale disposition	7,564	9,776	(2,212)	(22.6)%
Goodwill and other impairment losses	64,045	—	64,045	NA
Impairment loss of operations held for non-sale disposition	8,857	—	8,857	NA

Total operating expenses	576,847	567,292	9,555	1.7%

Operating income (loss)	(40,115)	95,675	(135,790)	(141.9)%
Equity in net losses of unconsolidated joint ventures	(2,616)	(1,545)	(1,071)	(69.3)%
Interest and other income	1,116	3,044	(1,928)	(63.3)%
Interest expense	(70,516)	(72,259)	1,743	(2.4)%
Interest expense of operations held for non-sale disposition	(1,074)	(1,079)	5	(0.5)%
Gain on extinguishment of debt	54,559	—	54,559	NA

Income (loss) from continuing operations	(58,646)	23,836	(82,482)	(346.0)%
Income (loss) from discontinued operations	(82,997)	54,631	(137,628)	(251.9)%

Net income (loss)	(141,643)	78,467	(220,110)	(280.5)%
Dividends paid on unvested restricted stock compensation	(447)	(741)	294	(39.7)%
Preferred stock dividends and accretion	(15,562)	(15,697)	135	(0.9)%
Undistributed income allocated to unvested restricted stock compensation	—	(69)	69	(100.0)%
Undistributed income allocated to Series C preferred stock	—	(355)	355	(100.0)%

Income available (loss attributable) to common stockholders	$(157,652)	$61,605	$(219,257)	(355.9)%

Revenues. Total revenues for the three months ended September 30, 2009 were $176.0 million as compared to $220.1 million for the same period in 2008. Total revenues for the three months ended September 30, 2009 included room revenue of $119.2 million, food and beverage revenue of $40.7 million, other revenue of $13.9 million and revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport of $2.3 million. Total revenues for the three months ended September 30, 2008 included room revenue of $149.2 million, food and beverage revenue of $52.6 million, other revenue of $15.0 million, and revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport of $3.4 million.

Total revenues for the nine months ended September 30, 2009 were $536.7 million as compared to $663.0 million for the same period in 2008. Total revenues for the nine months ended September 30, 2009 included room revenue of $351.6 million, food and beverage revenue of $136.2 million, other revenue of $41.4 million and revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport of $7.6 million. Total revenues for the nine months ended September 30, 2008 included room revenue of $438.3 million, food and beverage revenue of $168.8 million, other revenue of $44.3 million and revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport of $11.5 million.

Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and nine months ended September 30, 2009 and 2008. The comparisons do not include the results of operations for the three hotels sold in 2009, the two hotels sold in 2008, the Marriott Ontario Airport held for non-sale disposition and the W San Diego held in receivership and included in discontinued operations.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (38 hotels)(1)	74.7%	$136.25	$101.78	79.6%	$160.16	$127.49	(490	)bps	(14.9)%	(20.2)%

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (38 hotels)(1)	70.6%	$142.70	$100.75	77.1%	$162.69	$125.43	(650	)bps	(12.3)%	(19.7)%

(1)	Includes all hotels owned by the Company as of September 30, 2009, excluding the Marriott Ontario Airport which has been reclassified to “operations held for non-sale disposition,” and the W San Diego which has been deconsolidated and included in discontinued operations due to the transfer of possession and control of the hotel to a receiver.

For the three months ended September 30, 2009, RevPAR for our 38-hotel portfolio decreased 20.2% to $101.78 from the same period in 2008. Occupancy decreased 490 basis points to 74.7%, while ADR decreased 14.9% to $136.25.

For the nine months ended September 30, 2009, RevPAR for our 38-hotel portfolio decreased 19.7% to $100.75 from the same period in 2008. Occupancy decreased 650 basis points to 70.6%, while ADR decreased 12.3% to $142.70.

Room revenue. Room revenue decreased $30.0 million, or 20.1%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to a decrease in occupancy of $7.3 million combined with a decrease in ADR of $22.7 million.

Room revenue decreased $86.8 million, or 19.8%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to a decrease in occupancy of $28.5 million combined with a decrease in ADR of $58.3 million.

Food and beverage revenue. Food and beverage revenue decreased $11.9 million, or 22.6%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to declines in occupancy, as well as to fewer conventions and meetings held at our hotels, which caused decreases in banquet, catering, restaurant and room service revenue. Restaurant revenue also decreased during the three months ended September 30, 2009 as compared to the same period in 2008 as many of our hotels closed their restaurants during slow periods in order to save costs.

Food and beverage revenue decreased $32.7 million, or 19.3%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the same reasons described above in the discussion regarding the third quarter.

Other operating revenue. Other operating revenue decreased $1.1 million, or 7.5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease is primarily due to decreases in telephone, retail, business center and guest movie revenue, resulting from the decrease in occupancy at our hotels and to the fact that discretionary spending by our hotel guests has decreased in the current quarter as compared to the prior year as a result of the recession, combined with decreased cancellation and attrition revenue. These decreases were partially offset by increases in parking revenue due to new contracts at several of our hotels.

Other operating revenue decreased $2.9 million, or 6.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease is primarily due to the same reasons described above in the discussion regarding the third quarter.

Total revenues of operations held for non-sale disposition. Total revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport decreased $1.1 million, or 32.2%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was primarily the result of a 470 basis point decrease in occupancy combined with a 25.4% decrease in ADR, causing room revenue to decrease $0.7 million, food and beverage revenue to decrease $0.3 million, and other operating revenue to decrease $0.1 million.

Total revenues of operations held for non-sale disposition associated with the Marriott Ontario Airport decreased $3.9 million, or 33.5%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease was primarily the result of a 1,180 basis point decrease in occupancy combined with an 18.2% decrease in ADR, causing room revenue to decrease $2.3 million, food and beverage revenue to decrease $1.4 million, and other operating revenue to decrease $0.2 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, and franchise costs, decreased $16.5 million, or 12.8%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease in hotel operating expenses is the result of cost cutting initiatives, as well as lower occupancy rates at our hotels. Hotel operating expenses declined during the third quarter of 2009 as compared to the same period in 2008 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives; advertising and repairs and maintenance as the hotels cancelled or delayed unnecessary expenditures; utilities due to the decline in occupancy and to reductions in gas rates at several of our hotels; franchise fees and assessments due to the decreased revenue; and ground lease due to the elimination of expense at our Renaissance Orlando Hotel at SeaWorld® as we purchased the land underlying the hotel in September 2008. These decreases were partially offset by an increase in property taxes in the third quarter of 2009 as compared to the same period in 2008. Property taxes increased in the third quarter of 2009 due to $0.1 million in property tax credits received at one of our hotels during the third quarter of 2009 as compared to $0.6 million in property tax credits received in 2008 at several of our hotels, partially offset by $0.1 million in supplemental prior year taxes assessed on several of our hotels in 2008. The beneficial effects of broad ranging efficiency measures and cost controls implemented across our hotel portfolio were partially offset by normal inflationary increases in certain expense items.

Hotel operating expenses decreased $48.2 million, or 12.4%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the third quarter. In addition, hotel operating expenses decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to declines in property and liability insurance due to better negotiated rates. These decreases were slightly offset by increased property taxes due to $1.5 million in supplemental prior year taxes assessed on several of our hotels in 2009, slightly offset by $0.9 million in property tax credits received at several of our hotels in 2009 and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels. The year over year change in property taxes was also greater due to $1.0 million in property tax credits received in 2008 at several of our hotels, slightly offset by $0.2 million in supplemental prior year taxes assessed on several of our hotels in 2008.

Property general and administrative expense. Property general and administrative expense decreased $4.3 million, or 17.5%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to decreased management fees and credit and collection expenses due to the decline in revenue, combined with decreased employee recruitment, employee relations, employee relocation, training, legal and travel as our hotels worked to control costs during the current recession. These decreases were slightly offset by an increase in sales tax audit expense due to audits at several of our hotels.

Property general and administrative expense decreased $11.5 million, or 15.7%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the same reasons described above in the discussion regarding the third quarter.

Corporate overhead expense. Corporate overhead expense decreased $0.8 million, or 15.3%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. During the second quarter of 2009, the Company made certain changes to its corporate organizational structure, and as a result, the Company’s corporate workforce was reduced by approximately 40%, which caused salaries, wages and deferred stock compensation to decrease in the third quarter of 2009 as compared to the third quarter of 2008. In addition, corporate overhead decreased in the three months ended September 30, 2009 as compared to the same period in 2008 due to reductions in contract and professional fees, travel and recruitment. These decreases were slightly offset by increases in sales tax expenses and legal fees.

Corporate overhead expense decreased $2.1 million, or 12.3%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of decreases in salaries, wages and deferred stock compensation due to the corporate reorganization described above in the discussion regarding the third quarter. In addition, corporate overhead decreased during the nine months ended September 30, 2009 as compared to the same period in 2008 due to reductions in audit and legal fees, sales tax expenses, contract and professional fees, travel and recruitment expenses. These decreases were slightly offset by an increase in relocation expense and by $0.8 million in severance expense associated with the corporate reorganization.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.1 million, or 0.4%, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Depreciation and amortization increased during the three months ended September 30, 2009 as compared to the same period in 2008 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment for our hotel properties.

Depreciation and amortization expense increased $0.7 million, or 0.8%, during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the same reasons described above in the discussion regarding the third quarter.

Total operating expenses of operations held for non-sale disposition. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs and depreciation and amortization, totaled $2.3 million for the three months ended September 30, 2009 as compared to $3.0 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we recognized a total of $2.1 million in operating expenses and $0.2 million in depreciation and amortization. During the three months ended September 30, 2008, we recognized a total of $2.7 million in operating expenses and $0.3 million in depreciation and amortization. This decrease in total hotel operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport is primarily related to the decreases in related room, food and beverage and other operating revenue, combined with decreases in advertising in an effort to control costs, decreases in utilities due to the hotel’s lower occupancy and franchises costs and management fees as a result of the hotel’s lower revenue.

Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport totaled $7.6 million for the nine months ended September 30, 2009 as compared to $9.8 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recognized a total of $6.8 million in operating expenses and $0.8 million in depreciation and amortization. During the nine months ended September 30, 2008, we recognized a total of $8.9 million in operating expenses, and $0.9 million in depreciation and amortization. This decrease in total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport is primarily due to the same reasons described above in the discussion regarding the third quarter.

Goodwill and other impairment losses. Goodwill and other impairment losses totaled $2.2 million for the three months ended September 30, 2009 as compared to zero for the three months ended September 30, 2008. In conjunction with our quarterly impairment evaluation, we wrote off $2.2 million of goodwill associated with the Marriott Rochester.

Goodwill and other impairment losses totaled $64.0 million for the nine months ended September 30, 2009 as compared to zero for the nine months ended September 30, 2008. In conjunction with our quarterly impairment evaluations performed in the first, second and third quarters of 2009, we wrote off $6.9 million of goodwill associated with six of our hotels: Provo Marriott, $0.7 million; Holiday Inn San Diego Downtown, $1.4 million; Holiday Inn Express San Diego, $0.2 million; Marriott Salt Lake City, $0.7 million; Marriott Rochester $2.6 million; and, Marriott Park City, $1.3 million. We also recognized a $55.6 million impairment loss on two additional hotels to reduce the carrying value of these two hotels on our balance sheet to their fair value, and recognized $1.4 million related to costs associated with a potential timeshare development. In addition, we recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels in anticipation of its sale in June 2009.

Impairment loss of operations held for non-sale disposition. Impairment loss of operations held for non-sale disposition associated with the Marriott Ontario Airport totaled zero for both the three months ended September 30, 2009 and 2008, and $8.9 million and zero for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we recognized an $8.9 million impairment loss to reduce the carrying value of the Marriott Ontario Airport on our balance sheet to its fair value.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled $0.5 million for the three months ended September 30, 2009 as compared to $23,000 for the three months ended September 30, 2008. In the third quarter of 2009, we recognized a loss of $0.6 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.1 million on our interest in the BuyEfficient joint venture. In the third quarter of 2008, we recognized a loss of $97,000 on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $74,000 on our interest in the BuyEfficient joint venture.

Equity in net losses of unconsolidated joint ventures totaled $2.6 million for the nine months ended September 30, 2009 as compared to $1.5 million for the nine months ended September 30, 2008. In the first nine months of 2009, we recognized a loss of $2.8 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.2 million on our interest in the BuyEfficient joint venture. In the first nine months of 2008, we recognized a loss of $1.6 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.1 million on our interest in the BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.2 million for the three months ended September 30, 2009 as compared to $1.4 million for the same period in 2008. In the third quarter of 2009, we recognized $0.2 million in interest income. In the third quarter of 2008, we recognized $1.4 million in interest income.

Interest and other income totaled $1.1 million for the nine months ended September 30, 2009 as compared to $3.0 million for the same period in 2008. In the first nine months of 2009, we recognized $0.7 million in interest income, and $0.4 million on the sale of surplus artwork located in two of our hotels. In the first nine months of 2008, we recognized $3.0 million in interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest expense	$20,492	$22,895	$64,010	$68,387
Accretion of Senior Notes	237	890	1,576	2,615
Amortization of deferred financing fees	718	431	1,626	1,257
Write-off of deferred financing fees	—	—	284	—
Loan penalties and fees	3,020	—	3,020	—

	$24,467	$24,216	$70,516	$72,259

Total interest expense increased $0.3 million, or 1.0%, during the three months ended September 30, 2009 as compared to the same period during 2008. Interest expense increased during the third quarter of 2009 as compared to the third quarter of 2008 due to $3.0 million in loan penalties and fees recorded in the third quarter of 2009 related to our elective default on the Renaissance Westchester mortgage, which is in our secured debt restructuring program. While we are required to record such loan penalties and fees, as the Renaissance Westchester loan is non-recourse to the Company, we do not intend to actually fund such fees, and consequently, we expect to reverse this expense upon completion of the negotiations related to this loan, however no assurances can be made that the penalties and fees will be waived by the lender. In addition, amortization of deferred financing fees increased $0.3 million for the three months ended September 30, 2009 as compared to the same period in 2008 due to an increase in fees related to our repurchase of the Senior Notes, the amendment of our credit facility during the second quarter of 2009 and a deposit paid in regards to our negotiations to amend our loan on the Renaissance Baltimore during the third quarter of 2009. Partially offsetting these increases, interest expense decreased $2.4 million during the three months ended September 30, 2009 as compared to the same period in 2008, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, during the first quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (“FSP APB 14-1”). As part of this adoption, we recorded an additional $0.2 million in interest expense due to the accretion of the Senior Notes for the three months ended September 30, 2009, and we retrospectively adjusted interest expense by an additional $0.9 million for the three months ended September 30, 2008. Interest expense due to the accretion of the Senior Notes decreased by $0.7 million during the three months ended September 30, 2009 as compared to the same period in 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009.

Total interest expense increased $1.7 million, or 2.4%, during the nine months ended September 30, 2009 as compared to the same period during 2008. Interest expense increased during the first nine months of 2009 as compared to the same period in 2008 due to $3.0 million in loan penalties and fees recorded in the third quarter of 2009 related to our elective default on the Renaissance Westchester mortgage, which is in our secured debt restructuring program. While we are required to record such loan penalties and fees, as the Renaissance Westchester loan is non-recourse to the Company, we do not intend to actually fund such fees, and consequently, we expect to reverse this expense upon completion of the negotiations related to this loan, however no assurances can be made that the penalties and fees will be waived by the lender. In addition, interest expense increased during the first nine months of 2009 as compared to the same period in 2008 due to an increase in amortization of deferred financing fees of $0.4 million related to an increase in fees associated with our repurchase of the Senior Notes, the amendment of our credit facility during the second quarter of 2009 and a deposit paid in regards to our negotiations to amend our loan on the Renaissance Baltimore during the third quarter of 2009, and due to an increase of $0.3 million related to the write-off of deferred financing fees associated with the amendment of our credit facility. Partially offsetting these increases, interest expense decreased $4.4 million during the nine months ended September 30, 2009 as compared to the same period in 2008, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, as part of our adoption of FSP APB 14-1, we recorded an additional $1.6 million in interest expense for the nine months ended September 30, 2009, and we retrospectively adjusted interest expense by an additional $2.6 million for the nine months ended September 30, 2008. Interest expense due to the accretion of the Senior Notes decreased by $1.0 million during the nine months ended September 30, 2009 as compared to the same period in 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009.

Our weighted average interest rate per annum was approximately 5.6% on September 30, 2009 and 5.5% on September 30, 2008. On September 30, 2009, the interest rates for all of our outstanding notes payable were fixed.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the Marriott Ontario Airport remained constant at $0.4 million for both the three months ended September 30, 2009 and 2008, and $1.1 million for both the nine months ended September 30, 2009 and 2008.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt totaled a loss of $20,000 for the three months ended September 30, 2009, and zero for the three months ended September 30, 2008. During the third quarter of 2009, we recognized additional expenses of $20,000 related to our second quarter 2009 repurchase and cancellation of $123.5 million in aggregate principal amount of the Senior Notes.

Gain (loss) on extinguishment of debt totaled a gain of $54.6 million for the nine months ended September 30, 2009, and zero for the nine months ended September 30, 2008. During the first nine months of 2009, we recognized a gain of $54.6 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled a loss of $0.8 million during the three months ended September 30, 2009 as compared to income of $1.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, income (loss) from discontinued operations totaled a loss of $83.0 million and income of $54.6 million, respectively. As described under “—Investing Activities—Dispositions,” three hotels were sold during 2009 and two hotels were sold during 2008. In addition, we deconsolidated the W San Diego and reclassified the hotel’s results of operations to discontinued operations due to the transfer of possession and control of this hotel to a court-appointed receiver. Consistent with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, we have reclassified the results of operations for these six hotels as discontinued operations.

Dividends paid on unvested restricted stock compensation. Due to our adoption of a FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) during the first quarter of 2009, common stock dividends earned on our unvested restricted stock awards was zero for the three months ended September 30, 2009 as compared to $0.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, common stock dividends earned on our unvested restricted stock awards was $0.4 million and $0.7 million, respectively.

Preferred stock dividends and accretion. Preferred stock dividends and accretion decreased $46,000, or 0.9%, during the three months ended September 30, 2009 as compared to the same period in 2008. Preferred stock dividends and accretion decreased $135,000, or 0.9%, during the nine months ended September 30 2009 as compared to the same period in 2008. The decreases in 2009 as compared to 2008 are due to a decrease in the dividend rate for our Series C preferred stock to $0.393 per share during the three and nine months ended September 30, 2009 from $0.404 per share during the same periods in 2008.

Investing Activities

Acquisitions. In light of the recent cyclical downturn, we did not acquire any hotel properties during either the first nine months of 2009 or the year ended December 31, 2008. Our only material real estate acquisition during 2008 was made in September 2008, when we acquired 32.6 acres of land underlying our Renaissance Orlando Hotel at SeaWorld® using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $0.4 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.6 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.

With better market clarity and in anticipation of an increasingly likely economic recovery, public REIT valuations have improved significantly during the course of 2009. While hotel sale transactions have been relatively limited in number during 2009, the hotel sale transactions that have recently been consummated indicate that hotel trading values have not recovered commensurately with public REIT valuations. The pressure on single asset values is primarily caused by the ongoing dysfunction in the commercial mortgage markets, which we expect may persist into 2010. Consequently, we believe lack of a functioning commercial market has created opportunities for well-capitalized public lodging REITs to acquire individual hotel assets at discounts to warranted values. Consistent with our cycle-appropriate strategy, and in order to capitalize on this opportunity, we have shifted our focus towards the selective acquisition of upper upscale hotels.

Dispositions. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2008 and during the first nine months of 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009 we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and an $18,000 gain, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value. We retained the net proceeds from these three sales in cash. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs). In December 2008, we sold the Crowne Plaza in Grand Rapids, Michigan for net proceeds of $3.6 million, including a $2.0 million note receivable that we collected in January 2009, and a net loss of $16.1 million. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, deed-backs of hotels in certain cases where the associated debt exceeds the value of the collateral hotel, or not at all, depending on market conditions.

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

Operating activities. Our net cash provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $53.3 million for the nine months ended September 30, 2009 as compared to $129.5 million for the nine months ended September 30, 2008. This decrease was primarily due to decreased earnings at our hotels during the nine months ended September 30, 2009 as compared to the same period in 2008.

Investing activities. Our net cash provided by investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by investing activities during the first nine months of 2009 as compared to the first nine months of 2008 was as follows (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Proceeds from sale of hotel properties and other assets	$64,052	$358,761
Restricted cash – replacement reserve	(2,376)	7,460
Cash received from unconsolidated joint ventures	250	5,675
Acquisitions of hotel properties	—	(30,695)
Renovations and additions to hotel properties and other real estate	(33,487)	(80,604)

	$28,439	$260,597

Pursuant to our cycle-appropriate strategy, we did not acquire any hotels during either the nine months ended September 30, 2009 or 2008. Net cash provided by investing activities was $28.4 million during the first nine months of 2009 as compared to $260.6 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we received $64.1 million from the sale of hotel properties and other assets, which included $61.3 million from the sale of three hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of surplus artwork located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we received $0.3 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $2.4 million, and paid cash of $33.5 million for renovations to our hotels. During the same period in 2008, we received net proceeds of $358.8 million from the sale of one hotel, decreased the balance in our restricted cash replacement reserve accounts by $7.5 million, and received $5.7 million from one of our unconsolidated joint ventures. During the first nine months of 2008, we also acquired the land underlying one of our hotels for $30.7 million, paid an additional $10,000 for two hotels acquired in 2007, and received a $35,000 refund on a deposit paid in 2007 for total cash outlay of $30.7 million. In addition, during the first nine months of 2008 we paid cash of $80.6 million for renovations to our hotels.

Financing activities. Our net cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, draws and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $55.9 million for the nine months ended September 30, 2009 as compared to $268.6 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $117.4 million to repurchase a portion of our Senior Notes including related costs, $71.2 million of principal payments on our credit facility and notes payable, $22.8 million of dividends paid to our stockholders, $4.8 million in costs associated with the issuance of our common stock, and $3.2 million in deferred financing fees paid to solicit consents in connection with the repurchase of the Senior Notes and to amend our credit facility. These cash outlays were partially offset by $103.5 million in proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility. Net cash used in financing activities for the nine months ended September 30, 2008 consisted primarily of $187.5 million of principal payments on our credit facility and notes payable, $184.4 million used to repurchase shares of our common stock, $77.6 million of dividends paid to our stockholders, and $79,000 in deferred financing costs partially offset by $181.0 million in proceeds received from draws on our credit facility.

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

We believe that our current cash balance, our cash flow from operations and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months. As of September 30, 2009, our amended credit facility had no amount outstanding and had $3.1 million backing outstanding irrevocable letters of credit, leaving up to $81.9 million available under the amended credit facility.

Debt. Consistent with our cycle appropriate strategy, during the first quarter of 2009, we repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using our available cash on hand. After the repurchase, such Senior Notes were cancelled. We wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of our Senior Notes Tender Offer, we purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, we paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. We wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. We recognized an additional $20,000 in fees and costs during the third quarter 2009 related to the repurchases of the Senior Notes. We initially used our credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from our equity offering completed in May 2009.

In April 2009, we drew down $60.0 million on our credit facility in connection with our Senior Notes Tender Offer. We repaid the $60.0 million in May 2009 using available cash. In June 2009, we amended our credit facility, or the “amended credit facility,” reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which may be increased to 10.50:1.00 for up to four quarters. The amended credit facility is secured by five of our hotels, has an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and matures in 2012, assuming the exercise of a one-year extension option. As of September 30, 2009, we had no outstanding indebtedness under our amended credit facility, and we had $3.1 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $81.9 million available under the amended credit facility. We are subject to compliance with various covenants under the amended credit facility, which from time to time may result in a reduction in, or the complete elimination of, funds available under the amended credit facility. We were in compliance with all such covenants as of September 30, 2009.

Consistent with our cycle-appropriate strategy, we have initiated a secured debt restructuring program to proactively address value and cash flow deficits among certain of our mortgaged hotels. The primary goal of this program is to achieve benefits for our stockholders through loan amendments, or in certain cases, consensual transfers to the lenders of the hotel assets in full satisfaction of the debt. Loans within our secured debt restructuring program generally meet two criteria: (1) the hotel is not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel is not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel is significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. As of September 30, 2009, five of our loans totaling $471.4 million are or have been subject to our secured debt restructuring program. The status of each of these five loans is discussed further below.

Marriott Ontario Airport. In September 2009, we elected to cease the subsidization of debt service on the non-recourse mortgage for the Marriott Ontario Airport, which may result in a default under the non-recourse mortgage. We believe the value of this hotel is now significantly less than the principal amount of the mortgage. Prior to the time that we elected to discontinue subsidizing operating expenses at this hotel, we made several attempts to work with the special servicer handling the Marriott Ontario Airport loan to seek modification of the repayment terms. While the special servicer declined our request for a proposed modification of this loan, the lender was under no duty to agree to any such proposed modification. At this point, we do not expect further negotiation with the special servicer, and we are prepared to convey the hotel to the lender in lieu of repayment of the debt. In conjunction with this potential default, we have reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows. This hotel had a net book value of $16.6 million, and the amount of debt outstanding under the mortgage was $25.5 million at September 30, 2009.

W San Diego. Effective September 30, 2009, possession and control of the W San Diego was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel asset and the hotel’s $65.0 million mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the W San Diego’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. Once title to the hotel is transferred, we will record a gain on extinguishment of debt, and the net assets and liabilities will be removed from our balance sheets.

Renaissance Westchester. In August 2009, we elected to cease the subsidization of debt service on the non-recourse mortgage for the Renaissance Westchester, which resulted in a default under the mortgage. We believe the value of this hotel is now significantly less than the principal amount of the mortgage. We continue to work with the special servicer responsible for the Renaissance Westchester loan towards reaching a modification of this loan, but we cannot provide any assurance that we will achieve such a result. Absent a modification, we may elect to surrender the hotel to the lender or cooperate with the lender’s appointment of a receiver. This hotel had a net book value of $25.0 million, and the amount of debt outstanding under the mortgage was $29.4 million at September 30, 2009.

Massachusetts Mutual Life Insurance Company. We are currently in discussions with Massachusetts Mutual Life Insurance Company, or Mass Mutual, to negotiate an amendment to a $246.3 million, 5.95% non-recourse mortgage loan that matures in 2011. We elected not to make the November 1 debt service payment on this loan, which is expected to result in a default under this loan. This loan is currently secured by 11 of our hotels, comprised of 2,587 rooms—Renaissance Atlanta Concourse; Hilton Huntington; Courtyard by Marriott Los Angeles; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Kahler Inn & Suites Rochester; Marriott Rochester; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown, San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). We continue to work with Mass Mutual towards reaching an agreement to amend the terms of this loan because we believe that the present value of the hotels securing this loan is currently less than the outstanding principal amount of this loan. We cannot provide any assurances that we will be successful in our efforts to amend the terms of this loan. Absent an amendment, we may elect to surrender the hotels to the lender or cooperate with the lender’s appointment of a receiver. The 11 hotels securing this loan had a net book value including goodwill of $258.8 million at September 30, 2009.

Renaissance Baltimore. We are currently finalizing an amendment to the $105.2 million non-recourse mortgage loan secured by the Renaissance Baltimore. If executed, the amendment would result in the elimination of amortization on this loan for a period of up to 30 months. We anticipate executing this amendment during the fourth quarter. If, however, we are unable to finalize the amendment as contemplated and were to subsequently elect to default on the payment or other terms of this loan, the default may result in our election to surrender the hotel to the lender or cooperate with the lender’s appointment of a receiver in connection with such default. This hotel had a net book value of $148.6 million, and the amount of debt outstanding under the mortgage was $105.2 million at September 30, 2009.

Our elective defaults or potential defaults of the Marriott Ontario Airport, W San Diego, Renaissance Westchester and the Mass Mutual mortgages were precipitated by a number of unique, market and hotel-specific factors, and were made after the Company’s efforts to amend the loans absent a default were unsuccessful. In the future other factors may lead us to pursue similar options with certain of our other mortgaged hotels. We believe such cases will be limited in number. We were not in default of the loan covenants on any other of our notes payable at September 30, 2009.

As of September 30, 2009, we had $1.5 billion of debt (including the mortgages for the W San Diego and the Marriott Ontario Airport), $251.3 million of cash and cash equivalents, including restricted cash, and total assets of $2.5 billion. We believe that by controlling debt levels, staggering debt maturities and maintaining a highly flexible capital structure, we can achieve lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2009, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

The weighted average term to maturity of our debt is 6.3 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the New York Hilton Times Square, is in December 2010.

Financial Covenants. We are subject to compliance with various covenants under the amended credit facility, the Series C preferred stock and the Senior Notes. If we fail to meet certain of the amended credit facility’s covenants (as described above), a default may occur, which may result in a reduction of funds available under, or the termination of, the amended credit facility. With respect to our Series C preferred stock, if we fail to meet certain financial covenants for four consecutive quarters a financial ratio violation will occur. As anticipated, as of September 30, 2009, we failed one of the financial covenants regarding our Series C preferred stock. If we remain out of compliance with this covenant for the next three quarters, a financial ratio violation will occur. If a financial ratio violation occurs, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. Unless operations improve from current levels, we believe we may incur a financial ratio violation with respect to our Series C preferred stock during the second half of 2010. In the event we were to default on indebtedness in excess of $300.0 million, and such default resulted in the acceleration of the maturity of such indebtedness, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes may declare the Senior Notes and any unpaid interest due and payable. As of November 4, 2009, the only indebtedness currently in default and whose maturity has been accelerated is the $29.4 million non-recourse loan for the Renaissance Westchester.

Additionally, we believe we could obtain mortgages on, or pledge to a secured facility, one or both of our two unencumbered hotels, the Marriott Quincy and the Marriott Portland. These two hotels had an aggregate of 713 rooms as of September 30, 2009, and generated $24.4 million in revenue during the first nine months of 2009.

Cash Balance. We intend to continue to maintain higher than historical cash balances until such time as we see signs of a recovery of the lodging cycle. We believe that by minimizing our need to access external capital by maintaining higher than typical cash balances during the current cyclical decline, our financial security and flexibility have been meaningfully enhanced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2009 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,423,481	$288,863	$145,494	$34,936	$954,188
Note payable on operations held for non-sale disposition (1)	25,547	25,547	—	—	—
Note payable on hotel property held in receivership (2)	65,000	65,000	—	—	—
Interest obligations on notes payable	485,055	80,283	129,249	108,879	166,644
Interest obligations on note payable on operations held for non-sale disposition (3)	114	114	—	—	—
Interest obligations on note payable on hotel property held in receivership (4)	1,353	1,353	—	—	—
Operating lease obligations	306,482	4,801	8,511	8,668	284,502
Construction commitments	11,123	11,123	—	—	—
Employment obligations	2,509	722	1,300	487	—

Total	$2,320,664	$477,806	$284,554	$152,970	$1,405,334

(1)	Note payable on operations held for non-sale disposition currently includes the Marriott Ontario Airport. Due to our elective default on the mortgage of the Marriott Ontario Airport, the mortgage has been classified in its entirety as a current obligation as of September 30, 2009.
(2)	Note payable on hotel property held in receivership currently includes the W San Diego. Due to our elective default on the mortgage of the W San Diego and the subsequent transfer of the hotel to a court-appointed receiver effective September 30, 2009, we deconsolidated the hotel. As of September 30, 2009, the $65.0 million mortgage has been classified in its entirety as a current obligation, and is included in “other current liabilities of discontinued operations, net” on our balance sheet.
(3)	Due to our elective default on the mortgage of the Marriott Ontario Airport, interest obligations on note payable on operations held for non-sale disposition only includes interest obligations through September 30, 2009.
(4)	Due to our elective default on the mortgage of the W San Diego, interest obligations on note payable on hotel property held in receivership only includes interest obligations through September 30, 2009.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $33.5 million in our hotels during the first nine months of 2009. For 2009, our renovation budget includes $11.1 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2009, $27.9 million was held in FF&E reserve accounts for future capital expenditures at our hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interests in the W San Diego and two joint ventures. For further discussion of the W San Diego and these joint ventures and their effect on our financial condition, results of operations and cash flows, see Notes 4 and 6 to the consolidated financial statements.

Seasonality

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ ability to generate business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2007 and 2008, and our 38 hotel portfolio by quarter for 2008 and 2009 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2007 Comparable Hotel Portfolio (36 hotels) (1)	$168,866	$193,272	$189,585	$218,228	$769,951
2007 revenues as a percentage of total	21.9%	25.1%	24.6%	28.4%	100.0%
2008 Comparable Hotel Portfolio (36 hotels) (1)	$172,705	$198,091	$188,744	$201,490	$761,030
2008 revenues as a percentage of total	22.7%	26.0%	24.8%	26.5%	100.0%
2008 Total Hotel Portfolio Held for Investment (38 hotels) (2)	$199,394	$227,318	$212,803	$231,601	$871,116
2008 revenues as a percentage of total	22.9%	26.1%	24.4%	26.6%	100.0%
2009 Total Hotel Portfolio Held for Investment (38 hotels) (2)	$171,003	$176,424	$169,683

(1)

Includes all hotel properties owned on September 30, 2009, excluding the W San Diego held in receivership and included in discontinued operations and the Marriott Ontario Airport held for non-sale disposition, and excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando Hotel at SeaWorld®).

(2)	Includes all hotel properties owned on September 30, 2009, excluding the W San Diego held in receivership and included in discontinued operations and the Marriott Ontario Airport held for non-sale disposition.

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

•

Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. In conjunction with this review during the second quarter of 2009, we recorded an impairment loss of $64.5 million, including $55.6 million to goodwill and other impairment losses and $8.9 million to impairment loss of operations held for non-sale disposition, and an impairment loss of $60.0 million to discontinued operations to reduce the carrying values of four hotels on our balance sheet to their fair values. Additionally, the classification of assets as held-for-sale (if applicable) requires the recording of these assets at their estimated fair value less estimated selling costs which can affect the amount of impairment recorded. We entered into an agreement in the second quarter of 2009 to sell one hotel property in the third quarter of 2009. In anticipation of this third quarter hotel property sale, we recorded an impairment loss of $4.9 million to discontinued operations in June 2009 to reduce the carrying value of this hotel on our balance sheet to its fair value. We account for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the FASB Accounting Standards Codification, which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using Level 3 fair value measurements. During the first, second and third quarters of 2009, in light of the continuing decline in the economic environment, we determined that an intra-year impairment analysis should be performed as of March 31, 2009, June 30, 2009 and September 30, 2009. In conjunction with our first quarter impairment evaluation, we determined that the goodwill associated with four of our hotels was impaired as of March 31, 2009, and, accordingly, we recorded an impairment loss of $3.6 million to goodwill and other impairment losses. In conjunction with our second quarter impairment evaluation, we determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels was impaired as of June 30, 2009, and, accordingly, we recorded an impairment loss of $1.1 million to goodwill and other impairment losses. In conjunction with our third quarter impairment evaluation, we determined that the goodwill associated with one of the hotels impaired during the second quarter may be further impaired as of September 30, 2009, and, accordingly, we recorded an impairment loss of $2.2 million to goodwill and other impairment losses.

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

New Accounting Standards and Accounting Changes

In December 2007, the FASB issued a pronouncement which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this pronouncement did not have any impact on our consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued a pronouncement intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This pronouncement impacts disclosures only and did not have any impact on our consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued a pronouncement which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of this pronouncement. This change in methodology affects our calculations of net income and earnings per share as the interest rate increases to 6.5% based on our non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase our cash interest payments. Upon our adoption of this pronouncement on January 1, 2009, we decreased notes payable and increased equity by $16.5 million. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. Interest expense for the three months ended September 30, 2009 and 2008 includes $0.2 million and $0.9 million, respectively, in accretion of the Senior Notes. Interest expense for the nine months ended September 30, 2009 and 2008 includes $1.6 million and $2.6 million, respectively, in accretion of the Senior Notes.

In June 2008, the FASB issued a pronouncement which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share are adjusted retrospectively to conform with the provisions of this pronouncement. Early adoption was not permitted. The adoption of this pronouncement had no impact on our calculations of earnings per share for the three months ended September 30, 2009, but did impact our calculations of earnings per share for the nine months ended September 30, 2009 as distributed earnings representing non-forfeitable dividends of $0.4 million were allocated to the participating securities. The adoption of this pronouncement impacted our calculations of earnings per share for both the three and nine months ended September 30, 2008, as distributed and undistributed earnings representing non-forfeitable dividends of $0.3 million and $0.8 million, respectively, were allocated to the participating securities.

In April 2009, the FASB issued a pronouncement which amends GAAP. This pronouncement addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This pronouncement also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. This pronouncement will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In April 2009, the FASB issued two pronouncements to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. The FASB issued two additional pronouncements in April 2009 to require disclosures of fair value of certain financial instruments in interim financial statements. These four pronouncements are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The adoption of these four pronouncements did not materially impact the Company.

In May 2009, the FASB issued a pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. This pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not materially impact the Company. The Company has evaluated subsequent events through the date of issuance of its September 30, 2009 financial statements, November 4, 2009.

In June 2009, the FASB issued a pronouncement which amends GAAP to require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. The FASB issued a second pronouncement in June 2009, which amends GAAP regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This second pronouncement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. Both of these pronouncements are effective for the first annual reporting period that begins after November 15, 2009. We do not anticipate that the adoption of these pronouncements will materially impact the Company.

In June 2009, the FASB issued a pronouncement establishing the FASB Accounting Standards CodificationTM (the “Codification”) as the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and will not have any impact on our consolidated financial condition, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At September 30, 2009, none of our outstanding debt was subject to variable interest rates.

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

The following updates certain disclosures from Item 1A. Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 12, 2009, and should be read in conjunction with those risk factors.

We have voluntarily elected to cease the subsidization of debt service on mortgages securing some of our hotels and we may voluntarily elect to cease the subsidization of debt service on additional mortgages in the future, which could reduce the number of hotels we own and our revenues and affect our ability to raise equity or debt financing.

We have elected to cease the subsidization of debt service shortfalls under certain of our mortgages. As of November 4, 2009, the only indebtedness currently in default and which has been accelerated is the $29.4 million non-recourse loan for the Renaissance Westchester. We may become in default resulting in acceleration of the $25.5 million non-recourse mortgage debt associated with the Marriott Ontario Airport. We may also become in default resulting in acceleration of the $246.3 million non-recourse mortgage with Massachusetts Mutual Life Insurance Company (“Mass Mutual”) secured by 11 of our hotels. In addition, we defaulted on $65.0 million of non-recourse mortgage debt associated with the W San Diego, and effective September 30, 2009, we have transferred possession and control of this hotel to a court-appointed receiver. Furthermore, we are (a) currently finalizing an amendment to the $105.2 million non-recourse loan secured by the Renaissance Baltimore, and (b) prepared to consensually transfer the Marriott Ontario Airport to the lender in full satisfaction of the applicable debt.

If we are unsuccessful in obtaining satisfactory amendments to any of the Renaissance Westchester, Mass Mutual, or Renaissance Baltimore loans, we may elect to transfer the hotels securing the applicable loans to their respective lenders in full satisfaction of the debt. Any such transfers would reduce our assets and debt, and could have an adverse effect on our ability to raise equity or debt capital in the future, as well as increase the cost of such capital.

In addition to the foregoing loans, we may face issues with other loans in the future, some of which may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt or otherwise have an adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—		$—
August 1, 2009 – August 31, 2009	88	(1)	$5.75
September 1, 2009 – September 30, 2009	—		$—		$82,600,000	(2)

(1)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.
(2)

On December 11, 2008, the Company’s board of directors authorized the repurchase of the Company’s common stock, Series A preferred stock, Series C preferred stock and the Senior Notes or repayment of secured debt for an aggregate purchase price and/or payment of up to $200.0 million on or prior to December 31, 2009 (the “2009 Repurchase Program”). During the three months ended March 31, 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest. During the three months ended June 30, 2009, the Company repurchased $123.5 million in aggregate principal amount of the Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents and $0.6 million in fees and costs. As of September 30, 2009, the Company has $82.6 million available to repurchase securities or to repay any secured debt under the 2009 Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-117141) filed by the Company)

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on August 5, 2008)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 4, 2009	By:	/s/ KENNETH E. CRUSE
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)