Form 10-K
period 2009-12-31
Sunstone Hotel Investors, Inc.
filed 2010-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2009 as reported on the New York Stock Exchange (“NYSE”) was approximately $392.9 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 1,728,119 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 16, 2010 was 98,102,440.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2009

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2009, we owned 38 hotels (the “38 hotels”), excluding the W San Diego and the Renaissance Westchester both of which are held in receivership and included in discontinued operations. We are currently in the process of transferring ownership and control of nine additional hotels to court-appointed receivers, leaving 29 hotels (the “29 hotels”) currently held for investment. The 29 hotels are comprised of 10,966 rooms, located in 13 states and in Washington, D.C. We also own a 38% equity interest in a joint venture that owns one hotel, and we own other non-hotel investments. The following discussion focuses on the 29 hotels. Our financial results for the periods presented, however, include all 38 hotels, and our financial results will continue to include all 38 hotels until the disposition process is complete, which is expected to occur in the first half of 2010. The two hotels in discontinued operations and the nine hotels that are currently in the process of being transferred to receivers represented 16.2% of our revenues during the year ended December 31, 2009, and 5.1% of our assets as of December 31, 2009.

Our primary business is to acquire, own, asset manage and renovate full-service hotels in the United States. As part of our ongoing portfolio management strategy, we may also sell hotels from time to time. Our hotels are operated under leading brand names, such as Marriott, Fairmont, Hilton, and Hyatt. Our portfolio primarily consists of upper upscale and upscale full-service hotels. We also own luxury and midscale hotels. The classifications luxury, upper upscale, upscale and midscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; midscale with food and beverage; midscale without food and beverage; economy; and independent.

Our hotels are operated by third-party managers pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2009, Sunstone Hotel Properties, Inc. (“Interstate SHP”), a division of Interstate Hotels & Resorts, Inc. (“Interstate”), managed 15 of the 29 hotels. Additionally, subsidiaries of Marriott International, Inc. or Marriott Services, Inc. (collectively “Marriott”) managed 11 of the 29 hotels, and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each managed one of the 29 hotels. We have attempted to align the interests of our managers with our own by structuring our management agreements to allow our managers to earn “incentive” management fees upon the attainment of certain profit thresholds.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	Access to Capital. As a publicly traded REIT, we benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles.

•

Strong Cash Position. During 2009, we increased our cash and cash equivalents by $182.5 million, from $176.1 million to $358.6 million. We believe our higher than historical cash balance provides added security in uncertain economic times as well as funds for hotel acquisitions.

•

Flexible Capital Structure. We believe our capital structure provides us with adequate financial flexibility to execute our strategy. As of December 31, 2009, our indebtedness bore fixed interest at a weighted average rate of 5.6%, and had a weighted average term to maturity of 7.2 years. Eighty-one million of our debt matures in 2010, and we have no debt maturing in 2011. All of our debt is in the form of senior unsecured notes or single asset loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt.

•	High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2009, approximately 75% of the revenues generated by the 29 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Orlando, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 95% of the hotel revenue generated by the 29 hotels during 2009, tend to outperform the lodging industry generally based on Smith Travel Research data compiled over the past 20 years.

Nationally Recognized Brands. Most of our hotels are operated under nationally recognized brands, including Marriott, Fairmont, Hilton and Hyatt. We believe that affiliations with strong brands help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2005 through December 31, 2009, we invested $323.7 million in capital renovations throughout the 29 hotels. We believe that these capital renovations will improve the competitiveness of our hotels and position our portfolio for future growth.

•	Seasoned Management Team.

Proven Acquisitions/Dispositions Experience. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From January 1, 2005 through December 31, 2009, we acquired interests in 17 hotels and sold 30 hotels. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and for the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009, our focus shifted to the selective acquisition of upper upscale hotels as we believe we are approaching a recovery phase in the lodging cycle. This focus will continue into 2010 as we seek to take advantage of the ongoing dysfunction in the commercial mortgage markets, which we believe has created opportunities for well-capitalized companies to acquire individual hotel assets at discounts to warranted values.

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

Demonstrated Financial Acumen. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth.

Business Strategy

Our long-term objective is to own a consistent portfolio of upper upscale hotels, well located within key markets. We seek to maximize total returns to our stockholders through a cycle-appropriate capital allocation strategy. Our strategy is designed to minimize our weighted average cost of capital, maximize our financial flexibility and generate attractive returns on our investments by improving the long-term growth of our portfolio’s cash flows. Our strategy emphasizes acquisitions and capital renovations during the growth phase of the lodging cycle, dispositions during the mature phase of the cycle, and cash preservation during cyclical declines. During all phases of the lodging cycle, we focus on driving top-line revenues and bottom-line profitability through proactive asset management. Our strategy includes:

•	Acquiring upper upscale and luxury hotels with nationally recognized brands in markets with high barriers to entry;

•	Enhancing the value of our hotels through major capital projects and repositionings;

•	Optimizing the performance of our portfolio through proactive asset management;

•	Recycling capital through opportunistic dispositions of non-core assets; and

•	Minimizing our cost of capital through disciplined balance sheet management.

By leveraging our management’s relationships and expertise in redeveloping and upgrading hotel properties as well as our financial structuring capabilities, strong balance sheet, liquidity position and REIT structure we believe it is possible to grow our business as the hotel market recovers. In addition to straight property acquisitions, we are aware of opportunities to: purchase defaulted and/or distressed debt positions in loan-to-own hotel transactions; utilize our REIT structure to effect strategic combinations with select property owners; effect purchases from institutional and other owners seeking portfolio liquidity; and employ capital in situations where the owner is illiquid and faces debt maturities or capital requirements that it cannot meet.

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

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. At times when we seek to acquire hotels, competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities available to us. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Twenty-six of the 29 hotels are operated under nationally recognized brands as of December 31, 2009. We believe that the market’s perception of quality and service associated with the brands our hotels operate under, including Marriott, Fairmont, Hilton and Hyatt, is an important driver of demand.

Management Agreements

As of December 31, 2009, 15 of the 29 hotels were managed and operated by Interstate SHP pursuant to management agreements with our TRS Lessee or its subsidiaries, and the other 14 hotels were managed by Marriott, Fairmont, Hilton or Hyatt pursuant to management agreements with our TRS Lessee or its subsidiaries. The following is a general description of these agreements.

Interstate SHP. Our management agreements with Interstate SHP require us to pay, on a monthly basis, a management fee ranging from 1.0% to 2.1% of gross revenues; plus an accounting fee of $10-$11 per room per month, subject to an annual increase based on consumer price index; plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, may not exceed a range of 0.5% to 1.9% of the total revenues for all the hotels managed by Interstate SHP for any fiscal year. Our TRS Lessee has guaranteed all fees payable to Interstate SHP.

The Interstate SHP management agreements expire in 2024, and we have the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party. During December

2009, we issued a request for proposal (“RFP”) to hotel management companies interested in managing certain of our hotels currently managed by Interstate SHP. The purpose of the RFP was to ensure that we have the most highly qualified management companies operating our hotels in order to consistently deliver best in class results. We anticipate completing the RFP process during the first half of 2010.

Marriott. Of the 29 hotels, six of the Marriott hotels and five of the Renaissance hotels are operated under management agreements with Marriott. These management agreements require us to pay Marriott a base management fee between 2.25% and 3.0% of total revenue from these hotels. These management agreements expire between 2014 and 2050. Additionally, seven of these management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of these management agreements requires payment of an incentive fee of 15.0% of the excess of gross operating profit over a certain threshold through 2011, an incentive fee equal to a fixed sum if gross operating profit is over a certain threshold for years 2012 and 2013 and thereafter 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires payment of an incentive fee of 10.0% of adjusted gross operating profit; and one of the management agreements requires payment of an incentive fee of 20.0% of gross operating profit, subject to deferral if Sunstone does not receive its priority distribution. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

Fairmont. Our Fairmont Newport Beach, California hotel is operated under a management agreement with a subsidiary of Fairmont. The agreement requires us to pay 3.0% of total revenue as a base management fee and expires in 2015, with two options to extend the agreement for an additional 30 years in the aggregate. The agreement includes incentive fees ranging from between 15.0% and 25.0% of the hotel’s net profit above certain net profit thresholds. In addition, we entered into an agreement with Fairmont whereby Fairmont will provide us with a limited performance guaranty to ensure, subject to certain limitations, a return on equity to us. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover a 9.0% return on our equity investment in the hotel in 2008 and a 10.0% return on our equity investment in subsequent years, Fairmont is required to pay us the shortfall, up to $6.0 million over the term of the agreement. We used a total of $3.5 million of the $6.0 million performance guaranty during 2008, and a total of $2.5 million of the performance guaranty during 2009. As of December 31, 2009, we have fully utilized this $6.0 million performance guaranty.

Hilton. Our Embassy Suites La Jolla, California hotel is operated under a management agreement with Hilton. The agreement expires in 2016, and requires us to pay a base management fee as follows: 1.5% of gross revenues in 2006 and 2007; 1.75% of gross revenues in 2008; 2.0% of gross revenues in 2009; and 2.25% of gross revenues in 2010 through 2016. The agreement includes an incentive fee of 15.0% of our net profit at the hotel in excess of certain net profit thresholds.

Hyatt. Our Hyatt Regency Newport Beach, California hotel is operated under a management agreement with Hyatt. This agreement expires in 2039 and requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. This management agreement may be terminated earlier than the contract term if certain events occur, including the failure of Hyatt to satisfy certain performance standards, a condemnation of, a casualty to, or a force majeure event involving the hotel, and upon a default by Hyatt or us that is not cured prior to the expiration of any applicable cure period.

The existing management agreements with Marriott, Fairmont, Hilton and Hyatt require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2009, 14 of the 29 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors, however the Company guaranties certain obligations under the franchise agreements.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ending December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may, however, be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS. The TRS may engage in businesses that are prohibited to a REIT. In particular, a hotel REIT is permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, a hotel leased to a TRS still must be managed by an unaffiliated third party in the business of managing hotels. The TRS provisions are complex and impose certain conditions on the use of TRSs. This is to assure that TRSs are subject to an appropriate level of federal corporate taxation.

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

The rent that we receive from a TRS qualifies as “rents from real property” as long as the property is operated on behalf of the TRS by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS (an “eligible independent contractor”). A “qualified lodging facility” is a hotel, motel or other establishment in which more than one-half of the dwelling units are used on a transient basis. A “qualified lodging facility” does not include any facility where wagering activities are conducted. A “qualified lodging facility” includes customary amenities and facilities operated as part of, or associated with, the lodging facility as long as such amenities and facilities are customary for other properties of a comparable size and class owned by other unrelated owners.

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

The TRS Lessee has engaged eligible independent contractors to manage the hotels it leases from Sunstone Hotel Partnership, LLC.

Ground and Air Lease Agreements

At December 31, 2009, six of the 29 hotels are subject to ground or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2009, the remaining terms of these ground and air leases (including renewal options) range from approximately 39 to 87 years. These leases generally require us to make rental payments and payments for all or portions of charges, costs, expenses and liabilities, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground or air lease or any proposed assignment of our leasehold interest as ground or air lessee under the ground or air lease may require the consent of the applicable ground or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground or air lessee’s interest in any such property in the future absent the consent of the ground or air lessor, even if such transaction may be in the best interests of our stockholders. Two of the six leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

Two of the six leases allow us the option to acquire the ground lessor’s interest in the ground lease subject to certain exercisability provisions. At this time, we do not intend to exercise any option to purchase the ground lessor’s interest in any of the leases.

Offices

We lease our headquarters located at 903 Calle Amanecer, Suite 100, San Clemente, California 92673 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on June 30, 2010, with an option to extend for an additional five years. We are in the process of evaluating whether to renew the lease or to move our headquarters to another location.

Employees

At February 1, 2010, we had 30 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Environmental

Environmental reviews have been conducted on all of our hotels. Environmental consultants retained by our lenders have conducted Phase I environmental site assessments on many of our properties. In certain instances, these Phase I assessments relied on older environmental assessments prepared in connection with prior financings. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor are we aware of, any environmental liability (including asbestos-related liability) that we believe would harm our business, financial position, results of operations or cash flow.

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

As an owner of real estate, we are not directly involved in the operation of our properties or other activities that produce meaningful levels of greenhouse gas emissions. As a result, we have not implemented a formal program to measure or manage emissions associated with our corporate office or hotels. Although we do not believe that climate change represents a direct material risk to our business, we could be indirectly affected by climate change and other environmental issues to the extent these issues negatively affect the broader economy or result in increased regulation or costs.

We have provided unsecured environmental indemnities to certain lenders. We have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is generally no term or damage limitation on these indemnities; however, if an environmental matter arises, we could have recourse against other previous owners. Although we have tried to mitigate environmental risk through insurance, this insurance may not cover all or any of the environmental risks we encounter.

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

Seasonality and Volatility

We experience some seasonality in our business. Revenue for hotels in tourist areas generally is substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, climate change, terrorist attacks or alerts, public health concerns, airline strikes, cost of air travel or reduced airline capacity, economic factors and other considerations affecting travel.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing costs such as labor, food, taxes, property and casualty insurance and utilities.

Securities Exchange Act Reports

Our internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, such as our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available, free of charge, through links displayed on our web site as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Our website and the SEC website and the information on our and the SEC’s website is not a part of this Annual Report on Form 10-K.

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

The recent U.S. recession and global economic slowdown and the uncertainty over their respective depths and durations have adversely affected our business. In addition, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity have reduced and may continue to reduce the demand for our hotel rooms. Accordingly, our financial results have been and may continue to be harmed if the economic slowdown continues for a prolonged period or becomes worse, if conditions in the lodging industry do not improve, or if transportation fuel costs return to the recent high levels for an extended period or increase further.

Volatility in the debt and equity markets may adversely affect our ability to acquire or sell hotel assets.

The continuation or intensification of volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. Among other things, recently the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. The recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

We have historically used capital obtained from debt and equity markets, along with mortgage debt, to acquire hotel assets. If these markets are difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock), and more restrictive lending standards, our ability to obtain capital for acquisitions on favorable terms or at all could be adversely affected. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of interest rates on mortgage debt and return expectations of equity investors. Interest rates for hotel mortgages have increased by several percentage points since we entered into our last mortgage financing in April 2007 and amended our credit facility in June 2009. Equity investor return expectations have also risen during the same time period. If capital costs remain at current levels or increase, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has and may continue to decline below the amount of the debt securing such hotel real estate.

As of December 31, 2009, we had approximately $1,145 million of outstanding debt, excluding debt in our secured debt restructuring program, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt, approximately $180.8 million matures over the next four years ($81.0 million in 2010, zero in 2011, $34.0 million in 2012, and $65.8 million in 2013, assuming we repay our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) remaining balance of $62.5 million at the first put date in 2013). In addition, we continue to negotiate with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan which matures in 2011, and which is secured by 11 hotels comprised of 2,587 rooms. We have offered to deed back eight of the 11 hotels, and we have offered to make a partial payment on the mortgage loan in an effort to secure the release of three of the 11 hotels. As such, we expect to pay a release price in 2010. The $180.8 million does not include $61.9 million in mortgage debt associated with the three hotels, or $10.9 million of normal loan amortization payments due in 2010, $15.3 million due in 2011, $15.2 million due in 2012, or $17.1 million due in 2013. Carrying our outstanding debt may adversely impact our business and financial results by:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for distributions to our stockholders and for our operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to undertake refinancings of debt or borrow more money for operations or capital expenditures or to finance acquisitions; and

•	compelling us to sell or deed back properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2009, we had $2.9 million in outstanding letters of credit.

During 2009, pursuant to a secured debt restructuring program, we voluntarily elected to cease the subsidization of debt service on mortgages securing some of our hotels. We may voluntarily elect to cease the subsidization of debt service on additional mortgages in the future, which could reduce the number of hotels we own and our revenues and affect our ability to raise equity or debt financing.

In the context of determining whether to cease the subsidization of debt service on mortgages secured by some of our hotels, we balanced the interests of our stockholders against other considerations, including relationships with lenders whom we may in the future seek to do business. We ultimately determined that it was in our best interest to voluntarily cease the subsidization of debt service shortfalls under certain of our mortgages. As of December 31, 2009, we have elected to cease the subsidization of debt service on four non-recourse mortgages, and have either transferred, or are in the process of transferring, three hotels securing three of these loans to court-appointed receivers. The fourth non-recourse mortgage is secured by 11 hotels. We have offered to make a partial payment on the fourth non-recourse mortgage loan in an effort to secure the release of three of the hotels. If we and Mass Mutual reach agreement on this proposal, we have offered to deed back the remaining eight hotels to Mass Mutual in satisfaction of the debt balance that will remain after the payment of the release price. If we and Mass Mutual are unable to reach agreement on this proposal, we have offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. We expect and intend to release the three hotels, and have, therefore, included these three hotels in operations held for investment. If, however, we are unsuccessful in our negotiations with Mass Mutual, and we deed back the three hotels along with the Mass Mutual eight hotels, we may be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels would become impaired and we would record an impairment charge equal to the amount by which the book values exceed their fair values. We hope to resolve these issues in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms. These transfers reduce our assets and debt, and could have an adverse effect on our ability to raise equity or debt capital in the future, as well as increase the cost of such capital.

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

If we were to default on our secured debt in the future, the loss of our property securing the debt may negatively affect our ability to satisfy other obligations.

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

Defaulting on our secured debt obligations may negatively impact our relationships with lenders.

While we have worked to conduct fair negotiations with lenders holding mortgages secured by some of our hotels, our election to cease the subsidization of debt service on certain of such mortgages may negatively impact our ability to secure favorable financing in the future. If we are unable to secure new financing, we may be unable to refinance existing debt when it comes due, which could result in a default, make financing transactions more difficult or costly in the future or otherwise have an adverse effect on our business, results of operations or financial condition.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could impact our operating results.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to sell one or more of our properties on potentially disadvantageous terms, which might result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense would increase, which would harm our operating results.

Financial covenants in our existing notes payable and those notes we may assume may restrict our operating or acquisition activities.

Some of our existing notes payable contain, and other financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt, as well as financial covenants relating to the performance of those properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit those properties or we are unable to incur debt to pursue those activities, our growth may be limited. If we need to obtain consents or waivers from compliance with these covenants, it may take time or cause us to incur additional expenses.

Our Series C preferred stock contains financial covenants that could limit our financial flexibility and harm our financial condition.

Our Series C cumulative convertible preferred stock, or the Series C preferred stock, contains fixed charge coverage and debt ratio limitations, and other financings that we may incur or assume in the future may contain financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Specifically, if we fail to meet certain financial covenants in the Series C preferred stock for four consecutive quarters a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. Unless operations improve, we may fail to meet our financial covenants with respect to our Series C preferred stock during 2010. If we were to fail to meet certain financial covenants under the Series C preferred stock for each quarter of 2010, a financial ratio violation would occur during the first quarter of 2011.

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

Two of our directors, Messrs. Alter and Wolff, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest. These potential conflicts have been disclosed to, and reviewed and approved by the board of directors.

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

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. We are currently in the process of identifying real properties and other real estate-related assets that we will purchase with our available cash; however, we may suffer from delays in deploying the capital into suitable investments.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase or decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect investor returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders may suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in geographically dispersed markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms or may have to pay a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing any potential mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties were to drop, our risk would increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans would be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

The loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in hotel loans, including mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than direct hotel investments because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

In the past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will likely continue to have an adverse effect on our business.

Certain of our long-lived assets and goodwill have in the past become impaired and may become impaired in the future.

We periodically review each of our hotels and any related goodwill for possible impairment. During 2009, we determined that intra-year impairment analyses should be performed for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 in addition to our annual impairment analysis performed at December 31, 2009. Based on the results of these analyses, we wrote off $217.7 million, including $25.4 million to property and goodwill impairment losses, $97.1 million to impairment loss of operations held for non-sale disposition, and $95.2 million to discontinued operations to reduce the carrying values of 11 hotels on our balance sheet to their fair values. The 11 hotels and their respective impairment losses for the year ended December 31, 2009 were: Marriott Del Mar $25.4 million; Marriott Ontario Airport $8.9 million; Marriott Provo $11.2 million; Holiday Inn Downtown San Diego $7.2 million; Holiday Inn Express San Diego (Old Town) $1.4 million; Marriott Salt Lake City (University Park ) $6.8 million; Hilton Huntington $41.1 million, Renaissance Atlanta Concourse $20.5 million; Hyatt Suites Atlanta Northwest $4.9 million; W San Diego $60.0 million; and Renaissance Westchester $30.3 million. In addition, we wrote off $6.9 million of goodwill associated with six of our hotels: Marriott Provo $0.7 million; Holiday Inn Downtown San Diego $1.4 million; Holiday Inn Express San Diego (Old Town) $0.2 million; Marriott Salt Lake City (University Park) $0.7 million; Marriott Rochester $2.6 million; and Marriott Park City $1.3 million. During 2009, we also recorded an impairment loss of $1.4 million to property and goodwill impairment losses related to the write-off of deferred costs associated with a potential time share development, and an impairment loss of $0.1 million to property and goodwill impairment losses related to a parcel of land adjacent to one of our hotels which was sold in 2009. In addition, we recorded an impairment loss of $26.0 million in 2009 to equity in net losses of unconsolidated joint ventures in order to reduce our investment in the Doubletree Guest Suites Times Square joint venture to zero on our balance sheets as of December 31, 2009. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

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

We use non-GAAP financial measures such as EBITDA, Adjusted EBITDA, FFO and Adjusted FFO when evaluating our business performance. Our presentation of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies. In addition, the non-GAAP financial measures we present should not be considered as alternatives to GAAP financial measures.

We believe EBITDA, Adjusted EBITDA, FFO and Adjusted FFO are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA, Adjusted EBITDA, FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA, Adjusted EBITDA, FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

Our hotels are geographically concentrated in California and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as an earthquake.

As of December 31, 2009, nine of the 29 hotels, the largest concentration of our hotels in any state, representing approximately 27% of our rooms and approximately 25% of our 2009 revenues generated by the 29 hotels, are located in California. The concentration of our hotels in California exposes our business to economic conditions, competition and real and personal property tax rates unique to California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

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

As of December 31, 2009, 26 of the 29 hotels, representing approximately 89% of our rooms, were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Fairmont, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, leverage opportunity or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock. See also “Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations” below.

Our franchisors and brand managers require us to make capital expenditures pursuant to property improvement plans, or PIPs, and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise or management agreements.

Historically, some of our franchisors and brand managers require that we make renovations to some of our hotels in connection with revisions to our franchise or management agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five-year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years.

Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations.

In order to qualify as a REIT, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage our hotels. Thus, independent management companies, including Interstate SHP, Marriott, Fairmont, Hilton and Hyatt, control the daily operations of our hotels.

As of December 31, 2009, Interstate SHP operated 15 of the 29 hotels. Additionally, subsidiaries of Marriott operated 11 of our hotels, and Fairmont, Hilton and Hyatt each operated one of our hotels. Under the terms of our management agreements with these companies, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we do not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

We cannot assure you that our management companies will successfully manage our hotels. A failure by our management companies to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, or both, which would reduce the amount available for dividends on our common stock and our preferred stock. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

We have entered into management agreements with Interstate SHP, Marriott, Fairmont, Hilton and Hyatt to manage the daily operations of our hotels. Should we terminate any of these agreements and enter into new agreements with different management companies, the day to day operations of our hotels may be disrupted. In addition, the new management agreements may contain terms that are unfavorable to us, and any new management company may not be successful in managing our hotels.

As of December 31, 2009, 15 of the 29 hotels are managed and operated by Interstate SHP pursuant to management agreements with the TRS Lessee or its subsidiaries. In addition, 14 of the 29 hotels are managed by Marriott, Fairmont, Hilton or Hyatt under management agreements with the TRS Lessee or its subsidiaries. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us. Also, we cannot assure you that a new management company would be successful in managing our hotels.

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

Because six of the 29 hotels are subject to ground or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying six of the 29 hotels are based upon our interest under long-term ground or air leases with unaffiliated parties. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2009, the terms of these ground or air leases (including renewal options) range from approximately 39 to 87 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with an experienced substitute, such person’s departure could harm our operations and financial condition.

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

Quarterly revenue may also be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we may determine not to make distributions to our stockholders or have to enter into short-term borrowings to make distributions.

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

Some of our hotel rooms are booked through independent third party internet travel intermediaries. Because we may continue to selectively use these third party internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. If the amount of sales made through internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of the 29 hotels, nine are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states.

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

The initial terms of the management agreements with Interstate SHP were the result of negotiations among us, Sunstone Hotel Investors, LLC and Interstate SHP. At the time of the formation and structuring transactions, Interstate SHP paid $8.0 million in cash to Sunstone Hotel Investors, LLC to purchase the corporate subsidiary that managed certain of our hotels and employed the employees of such hotels. This payment was not contributed to us in the formation and structuring transactions that took place at the time of our initial public offering. As a result of this payment, Sunstone Hotel Investors, LLC had a conflict of interest with us in negotiating the management agreements with Interstate SHP. We expect to either terminate or renegotiate these agreements in 2010, but cannot provide any assurances as to either the terms or which hotels the agreements will cover. We may also engage other managers on different terms.

We could be exposed to substantial liabilities for events or circumstances that predate the consummation of our initial public offering.

        In connection with the formation and structuring transactions consummated at the time of our initial public offering, we assumed the liabilities (known and unknown) associated with certain properties and entities contributed to us in connection with those formation and structuring transactions. In addition, in connection with Interstate SHP’s agreement to purchase the corporate subsidiary of Sunstone Hotel Investors, LLC that managed certain of our hotels and employed the employees of such hotels, Interstate SHP required that we indemnify it from any liabilities of the corporate subsidiary that accrued prior to the consummation of our initial public offering. These potential liabilities may include, without limitation, liabilities associated with the employees who currently work or previously worked for the corporate subsidiary. At this time, we are not aware of, or able to quantify, any potential liabilities which may arise as a result of our acquisition of the hotel properties and entities in these formation and structuring transactions or the indemnification of Interstate SHP. Any such claims could give rise to economic liabilities which could be substantial and for which we would have no recourse. If any such liability is established against us, our financial condition could be harmed.

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2009, our stock price fluctuated from a low of $1.99 to a high of $9.03. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•	a prolonged U.S. recession impacting the market for common equity generally;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance or changes in our estimates by securities analysts;

•	the trading volumes of our stock;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock, in the foreseeable future;

•	the addition or departure of board members;

•	disputes with any of our hotel operators; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

We paid a dividend of $0.75 per share of common stock comprised of cash and stock in January 2009. We paid a quarterly cash dividend of $0.50 per share of Series A cumulative redeemable preferred stock, or the Series A preferred stock, and a quarterly cash dividend of $0.393 per share of Series C preferred stock in each of January, April, July and October 2009. In October 2009, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share of Series A preferred stock, and a quarterly cash dividend of $0.393 per share of Series C preferred stock. We paid such dividends in January 2010. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our capital requirements. In addition, our Series C preferred stock contains covenants that may restrict us from paying dividends or making distributions. Consequently, our dividends may fluctuate or may be eliminated depending on changes in our operations.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. The Internal Revenue Service recently issued Revenue Procedure 2009-15 which provided guidance stating that certain stock distributions made by REITs and declared with respect to taxable years of REITs ending on or before December 31, 2009 would qualify for the dividends paid deduction. To satisfy the conditions of Revenue Procedure 2009-15, we would be required to, among other things, provide each stockholder the opportunity to elect to receive its distribution in either cash or stock, and any limitation on the aggregate amount of cash distributed must not be less than 10% of the aggregate value of the distribution. Revenue Procedure 2009-15 expires on December 31, 2011, and any extension of those provisions is uncertain. If we elect to pay subsequent dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock, we would do so only after obtaining prior approval from the Internal Revenue Service. A reduction in the cash yield on our common stock could adversely affect the price of our stock.

Shares of our common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock. As of December 31, 2009, the Operating Partnership had $62.5 million outstanding in aggregate principal amount of Senior Notes exchangeable under certain conditions for shares of our common stock at an exchange rate equal to 32.9179 shares of our common stock for each $1,000 principal amount of notes (which equates to an exchange price of $30.38 per share) for a total of approximately 2.1 million shares. The exchange rate is subject to further adjustment for various reasons, including as a result of the payment of dividends to common stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2009:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Manager
Hotel Properties Held for Investment (29 hotels):
Marriott	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott	Del Mar	California	Upper Upscale	Full Service	284	Marriott
Marriott	Houston	Texas	Upper Upscale	Full Service	390	Interstate SHP
Marriott	Park City	Utah	Upper Upscale	Full Service	199	Interstate SHP
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	Interstate SHP
Marriott	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	Interstate SHP
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	Marriott
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	396	Marriott
Courtyard by Marriott(2)	Los Angeles	California	Upscale	Select Service	179	Interstate SHP
Renaissance Harborplace(2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld® (3)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	Marriott
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	89	Interstate SHP
Fairmont(2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton	Del Mar	California	Upper Upscale	Full Service	257	Interstate SHP
Hilton	Houston	Texas	Upper Upscale	Full Service	480	Interstate SHP
Hilton(2)	Times Square	New York	Upper Upscale	Full Service	460	Interstate SHP
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	229	Interstate SHP
Embassy Suites	Chicago	Illinois	Upper Upscale	Extended Stay	367	Interstate SHP
Embassy Suites	La Jolla	California	Upper Upscale	Extended Stay	340	Hilton
Hyatt Regency(2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
Sheraton(2)	Cerritos	California	Upper Upscale	Full Service	203	Interstate SHP
Independent—Valley River Inn	Eugene	Oregon	Upscale	Full Service	257	Interstate SHP
Independent—Kahler Inn & Suites	Rochester	Minnesota	Midscale with F/B	Extended Stay	271	Interstate SHP
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	668	Interstate SHP

Total number of rooms of hotel properties held for investment					10,966

Hotel Properties Held for Non-Sale Disposition (9 hotels):
Marriott	Ontario	California	Upper Upscale	Full Service	299	Interstate SHP
Marriott	Provo	Utah	Upper Upscale	Full Service	330	Interstate SHP
Marriott(2)	Salt Lake City	Utah	Upper Upscale	Full Service	218	Interstate SHP
Courtyard by Marriott	San Diego (Old Town)	California	Upscale	Select Service	176	Interstate SHP
Renaissance Concourse(2)	Atlanta	Georgia	Upper Upscale	Full Service	387	Marriott
Residence Inn by Marriott	Manhattan Beach	California	Upscale	Extended Stay	176	Interstate SHP
Hilton	Huntington	New York	Upper Upscale	Full Service	302	Interstate SHP
Holiday Inn	San Diego (Harborview)	California	Midscale with F/B	Full Service	220	Interstate SHP
Holiday Inn Express	San Diego (Old Town)	California	Midscale without F/B	Select Service	125	Interstate SHP

Total number of rooms of hotel properties held for non-sale disposition					2,233

Hotel Properties Held in Receivership (2 hotels):
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Marriott
W Hotel	San Diego	California	Luxury	Full-Service	258	Starwood

Total number of rooms of hotel properties held in receivership					605

(1)	As defined by Smith Travel Research. “F/B” refers to food and beverage facilities.
(2)	Subject to a ground or air lease with an unaffiliated third party.
(3)	85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2009, we also have a 38% equity interest in a joint venture that owns the 460-room Doubletree Guest Suites Times Square, located in New York City, New York. We also own an 88,000 square foot laundry facility in Rochester, Minnesota and lease a 65,000 square foot laundry facility in Salt Lake City, Utah. The facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic and other surrounding hospitals and businesses. The facility in Salt Lake City, Utah services our hotels in the area, as well as third party contracts. In addition, we own one undeveloped parcel of land in Craig, Colorado and an office building in Troy, Michigan.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, D.C. The following table summarizes the 29 hotels by region as of December 31, 2009:

Region	Number of Hotels	Number of Rooms	Percentage of 2009 Revenues
California(1)	9	2,983	24.8%
Other West(2)	5	1,575	11.5%
Midwest(3)	7	2,177	14.4%
East(4)	8	4,231	49.3%

Total	29	10,966	100.0%

The following table presents our occupancy, ADR and RevPAR by geographic region for the 29 hotels for 2007, 2008 and 2009, and may include periods prior to when we acquired our interest in the hotels:

	2007			2008				2009
Region	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR	Occupancy		ADR	RevPAR
California(1)	78.3%	$151.06	$118.28	78.6%		$148.12	$116.42	72.5%		$125.45	$90.95
Other West(2)	82.5%	$111.84	$92.27	78.2%		$123.34	$96.45	66.7%		$115.58	$77.09
Midwest(3)	69.7%	$143.72	$100.17	67.0%		$146.80	$98.36	64.7%		$126.54	$81.87
East(4)	75.6%	$207.85	$157.13	74.1%		$208.85	$154.76	70.5%		$184.25	$129.90
Weighted Average	76.1%	$165.21	$125.72	74.5%		$167.58	$124.85	69.3%		$147.32	$102.09
Year-over-year change	NA	NA	NA	(160	) bps	1.4%	(0.7)%	(520	) bps	(12.1)%	(18.2)%

(1)	All of these hotels are located in Southern California.
(2)	Includes Oregon, Texas and Utah.
(3)	Includes Illinois, Michigan and Minnesota.
(4)	Includes Florida, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, D.C.

Item 3.	Legal Proceedings

We are involved from time to time in various claims and other legal actions in the ordinary course of business. We do not believe that the resolution of any pending legal matters will have a material adverse effect on our financial position or results of operations when resolved. As discussed under Item 1, we have transferred, or are in the process of transferring, 11 hotels to court-appointed receivers.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On January 29, 2010, the last reported price per share of common stock on the NYSE was $8.59. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2008:
First Quarter	$18.20	$14.97	$0.35
Second Quarter	$20.94	$16.60	$0.35
Third Quarter	$16.38	$10.84	$0.35
Fourth Quarter	$13.07	$3.03	$0.75	(1)
2009:
First Quarter	$5.95	$1.99	$0.00
Second Quarter	$7.61	$2.50	$0.00
Third Quarter	$7.61	$4.37	$0.00
Fourth Quarter	$9.03	$6.95	$0.00

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

We may pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The amount of each quarterly cash dividend, if any, depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors our Board of Directors deems relevant. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, or a combination of cash and shares of common stock pursuant to Revenue Procedure 2009-15. The Company intends to maintain its annual common dividend payouts at a level approximating 100% of taxable income.

As of January 29, 2010, we had approximately 43 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2009 Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2009 – October 31, 2009	—	$—	—	$—
November 1, 2009 – November 30, 2009	—	$—	—	$—
December 1, 2009 – December 31, 2009	—	$—	—	$—
Total	—

(1)	On December 11, 2008, the Company’s board of directors authorized the repurchase of the Company’s common stock, Series A preferred stock, Series C preferred stock and the Senior Notes or repayment of secured debt for an aggregate purchase price and/or payment of up to $200.0 million on or prior to December 31, 2009 (the “2009 Repurchase Program”). As of the expiration of the 2009 Repurchase Program on December 31, 2009, the Company had repurchased $187.5 million of the Senior Notes for $119.8 million, incurring related interest and fees of $5.0 million under the 2009 Repurchase Program.

Item 6.	Selected Financial Data

The following table sets forth selected financial information for the Company that has been derived from the consolidated financial statements and notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Operating Data ($ in thousands):
Revenues:
Room	$408,150	$504,104	$492,240	$380,839	$234,796
Food and beverage	161,963	201,952	199,831	156,117	105,208
Other operating	53,744	59,140	53,686	42,284	33,898
Revenues of operations held for non-sale disposition	93,966	116,298	120,353	110,578	91,155

Total revenues	717,823	881,494	866,110	689,818	465,057

Operating expenses:
Room	98,382	110,444	106,589	84,218	51,850
Food and beverage	118,629	145,576	144,518	111,204	74,428
Other operating	26,916	29,823	29,755	26,545	21,718
Advertising and promotion	35,693	39,219	37,932	30,280	22,700
Repairs and maintenance	27,360	29,579	27,769	23,372	15,559
Utilities	24,895	28,731	25,840	21,858	14,803
Franchise costs	20,656	24,658	23,770	19,051	9,620
Property tax, ground lease and insurance	43,352	44,993	43,791	39,858	23,113
Property general and administrative	72,823	86,797	86,055	69,395	44,199
Corporate overhead	25,242	21,511	27,849	18,640	14,384
Depreciation and amortization	93,795	93,759	89,925	65,238	41,810
Operating expenses of operations held for non-sale disposition	87,007	96,548	96,433	88,896	73,104
Property and goodwill impairment losses	30,852	57	—	—	—
Property and goodwill impairment losses of operations held for non-sale disposition	100,143	—	—	—	—

Total operating expenses	805,745	751,695	740,226	598,555	407,288

Operating income (loss)	(87,922)	129,799	125,884	91,263	57,769
Equity in net earnings (losses) of unconsolidated joint ventures	(27,801)	(1,445)	(3,588)	140	—
Interest and other income	1,388	3,639	8,880	4,074	3,060
Interest and other income of operations held for non-sale disposition	9	69	103	49	7
Interest expense	(76,539)	(83,176)	(77,463)	(54,702)	(36,948)
Interest expense of operations held for non-sale disposition	(15,036)	(13,016)	(10,750)	(9,230)	(6,100)
Gain (loss) on extinguishment of debt	54,506	—	(417)	(9,976)	(2,667)

Income (loss) from continuing operations	(151,395)	35,870	42,649	21,618	15,121
Income (loss) from discontinued operations	(118,213)	35,368	81,227	31,619	16,845

Net income (loss)	(269,608)	71,238	123,876	53,237	31,966
Non-controlling interest	—	—	—	—	(1,761)
Dividends paid on unvested restricted stock compensation	(447)	(814)	(1,007)	(856)	(537)
Preferred stock dividends and accretion	(20,749)	(20,884)	(20,795)	(19,616)	(10,973)
Undistributed income allocated to unvested restricted stock compensation	—	—	(222)	—	—
Undistributed income allocated to Series C preferred stock	—	—	(1,397)	—	—

Income available (loss attributable) to common stockholders	$(290,804)	$49,540	$100,455	$32,765	$18,695

Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$(2.47)	$0.26	$0.33	$0.02	$0.05

Cash flows provided by operating activities	$70,095	$160,002	$214,862	$161,940	$111,713

Cash dividends declared per common share (1)	$0.00	$1.20	$1.31	$1.22	$1.155

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Balance sheet data ($ in thousands):
Investment in hotel properties, net (2)	$1,923,392	$2,004,914	$2,002,329	$1,696,885	$1,392,422
Total assets	2,513,530	2,805,611	3,049,152	2,760,373	2,249,189
Total debt (2)	1,203,797	1,389,783	1,394,904	1,170,778	916,826
Total liabilities	1,526,867	1,791,103	1,836,894	1,624,583	1,292,228
Equity	886,767	914,812	1,112,762	1,036,494	857,865

(1)	Does not include non-cash common stock dividend of $0.60 per share declared in 2008.
(2)	Does not include the Marriott Ontario Airport and the Mass Mutual eight hotels, both of which have been reclassified to “operations held for non-sale disposition,” and the W San Diego and the Renaissance Westchester, both of which have been deconsolidated and included in discontinued operations due to the transfer of possession and control of these two hotels to receivers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust, or REIT. A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages third parties to manage our hotels.

We own primarily upper upscale and upscale hotels in the United States. As of December 31, 2009, we owned 29 hotels (the “29 hotels”), excluding 11 hotels which are in the process of being, or have been, transferred to court appointed receivers as a result of our secured debt restructuring program. These 11 hotels include the W San Diego and the Renaissance Westchester, both of which are held in receivership and included in discontinued operations, and nine additional hotels that we are currently in the process of transferring to court-appointed receivers, all of which are included in operations held for non-sale disposition. The nine hotels are comprised of the Marriott Ontario Airport and eight of the 11 hotels securing the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight hotels”) consisting of the following hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). The three additional hotels securing the Mass Mutual loan (Courtyard by Marriott Los Angeles, Kahler Inn & Suites Rochester and Marriott Rochester) are included in the 29 hotels as the Company is in the process of releasing these hotels from the Mass Mutual loan. Of the 29 hotels, we classify 27 as upscale or upper upscale, one as luxury and one as midscale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we own a 38% equity interest in a joint venture that owns one hotel, and we own other non-hotel investments. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. Of the 29 hotels, the average hotel has 378 rooms.

The demand for lodging generally fluctuates with the overall economy. We refer to these periodic changes in demand as the lodging cycle, and we seek to employ a cycle-appropriate portfolio management strategy. During the recovery and growth phases of the lodging cycle, our strategy emphasizes active investment, both in terms of acquisitions of new hotels and selective renovations of our existing portfolio. During the mature phase of the lodging cycle, our strategy emphasizes net hotel dispositions and during cyclical declines, our strategy emphasizes capital preservation.

Through all phases of the cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues and minimize operational expenses.

During 2009, in light of the recent cyclical decline, we maintained a higher than historical unrestricted cash balance. We intend to deploy a portion of our excess cash balance in 2010 as we believe the lodging cycle is entering a recovery phase and capital markets have stabilized. During 2009, we selectively deployed a portion of our cash to fund certain transactions such as open market purchases of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) and the tender offer the Operating Partnership closed in May 2009 (the “Senior Notes Tender Offer”), through the combination of which our Operating Partnership repurchased $187.5 million of its Senior Notes at a price equivalent to 62.3% of par.

During 2009 we completed a secured debt restructuring program to proactively address value and cash flow deficits among certain of our mortgaged hotels. The primary goal of this program was to achieve benefits for our stockholders through loan amendments, or in certain cases, consensual transfers to the lenders of the hotel assets in full satisfaction of the debt. Loans within our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. Five of our loans totaling $470.9 million were subject to our secured debt restructuring program. Pursuant to our secured debt restructuring program, during 2009, we amended the $105.2 million loan secured by the Renaissance Baltimore, transferred the W San Diego and Renaissance Westchester to receivers in advance of deeding back the hotels in satisfaction of their respective loans, and initiated the process to deed back the Marriott Ontario Airport. In addition, we worked with the lender’s representative for the Mass Mutual non-recourse mortgage secured by 11 of our hotels to initiate the process to deed back the Mass Mutual eight hotels and to release the remaining three hotels for a release price. If we and Mass Mutual reach agreement on the three hotel release, we have offered to deed back the Mass Mutual eight hotels in satisfaction of the debt balance that will remain after the payment of the release price. If we and Mass Mutual are unable to reach agreement on this proposal, we have offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. We hope to conclude this process in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms. Through our secured debt restructuring program, we are in the process of eliminating $365.7 million in mortgage debt by electing to deed back 11 hotels with an estimated total fair market value of $182.0 million, and offering to pay a release price to release the three hotels which had a book value including goodwill of $65.0 million at December 31, 2009.

Consistent with our cycle-appropriate strategy, during 2009, we issued 43,700,000 shares of our common stock, including the underwriters’ over-allotment of 5,700,000 shares. Net proceeds from this offering of approximately $257.1 million were contributed to our subsidiary, Sunstone Hotel Partnership LLC, which will use the proceeds for working capital and other general corporate purposes, which may include hotel acquisitions.

All of our debt bears fixed interest at a weighted average rate of 5.6%, and the weighted average term to maturity of our debt is approximately 7.2 years. Of our total debt, approximately $180.8 million matures over the next four years ($81.0 million in 2010, none in 2011, $34.0 million in 2012 and $65.8 million in 2013, assuming we repay our Senior Notes remaining balance of $62.5 million at the first put date in 2013). In addition, we continue to negotiate with Mass Mutual regarding the resolution of the 11 hotels comprising the collateral pool for a $246.0 million mortgage loan. We have offered to make a partial payment on the mortgage loan in an effort to secure the release of three of the 11 hotels. As such, we expect to pay a release price in 2010. The $180.8 million does not include $61.9 million in mortgage debt associated with the three hotels, or $10.9 million of normal loan amortization payments due in 2010, $15.3 million due in 2011, $15.2 million due in 2012, or $17.1 million due in 2013.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	occupancy;

•	average daily room rate, or ADR;

•	revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

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

•	operating flow through, which is the quotient of incremental operating income divided by incremental revenues;

•

EBITDA, which is income available (loss attributable) to common stockholders excluding: preferred stock dividends; interest expense (including prepayment penalties, if any); provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; and any other identified adjustments;

•

Funds from operations, or FFO, which includes income available (loss attributable) to common stockholders, excluding gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures; and

•	Adjusted FFO, which includes FFO but excludes prepayment penalties, written-off deferred financing costs, impairment losses and other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenues, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenues, which is comprised of revenues realized in the hotel food and beverage outlets as well as banquet and catering events;

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties. Prior to December 2007, this category also included operating revenue from BuyEfficient, LLC (“BuyEfficient”). In December 2007, we entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”), to own and operate BuyEfficient. Our 50% interest in BuyEfficient is now reflected on our balance sheet as investments in unconsolidated joint ventures, and on our statements of operations as equity in net losses of unconsolidated joint ventures; and

•

Revenues of operations held for non-sale disposition, which includes room revenues, food and beverage revenues, and other operating revenues for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport and the Mass Mutual eight hotels. In September 2009 and November 2009, we elected to cease the subsidization of debt service on the non-recourse mortgages for the Marriott Ontario Airport and the Mass Mutual loan, respectively, as we believe that the values of the 12 hotels securing these loans are, on a collective basis, significantly less than the principal amounts of their mortgages. Prior to electing this default, we worked with each loan’s lender representative to amend the repayment terms, but we were unable to reach mutually acceptable amendment terms. At this point, other than as noted above with respect to the partial release of three of the hotels securing the Mass Mutual loan, we do not expect further negotiations with the lender representatives, and we are working to convey the hotels to the lenders in lieu of repayment of the debt. We have reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport and the Mass Mutual eight hotels to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows.

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

•

Operating expenses of operations held for non-sale disposition, which includes room expense, food and beverage expense, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, and depreciation and amortization expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport and the Mass Mutual eight hotels;

•

Property and goodwill impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluations and to reduce the carrying value of assets on our balance sheet to their fair value when required; and

•

Property and goodwill impairment losses of operations held for non-sale disposition, which includes property and goodwill impairment losses expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport and the Mass Mutual eight hotels.

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

•

Interest and other income of operations held for non-sale disposition, which includes interest we have earned on our restricted and unrestricted cash accounts for those hotels which we intend to dispose of other than by sale. Currently this category includes the Marriott Ontario Airport and the Mass Mutual eight hotels;

•

Interest expense, which includes interest expense incurred on our outstanding debt, accretion of the Senior Notes, amortization of deferred financing fees, any write-offs of deferred financing fees, and any loan penalties and fees incurred on our debt;

•

Interest expense of operations held for non-sale disposition, which includes interest expense, amortization of deferred financing fees and any loan penalties and fees incurred on our debt for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Marriott Ontario Airport and the Mass Mutual eight hotels;

•

Gain (loss) on extinguishment of debt, which includes the gain we recognized on the repurchase and cancellation of the Senior Notes, as well as any costs incurred to repay mortgage debt before its maturity date;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. During 2008, as a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase, with demand for lodging rooms declining by approximately 1.6% as compared to 2007. In 2009, this trend continued, and lodging demand declined by 5.8% as compared to 2008. As a result of declining demand and increases in new hotel supply, total RevPAR for the 29 hotels declined by 18.2% in 2009 as compared to 2008. Consistent with prior trends, we anticipate that lodging demand will improve as liquidity is restored in the credit markets and the U.S. economy begins to strengthen. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession ended in the later part of 2009, we expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will eventually benefit from the current economic climate and restrictive financing environment, as new hotel construction projects will be difficult to finance. As a result, we believe the initiation of hotel development will be constrained until the construction financing markets recover, with a number of hotel projects currently in the planning stages being postponed or cancelled. Given the one to three year timeline needed to construct a typical hotel, we expect a window of at least two to four years beginning in 2010 during which the number of new hotel openings will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. Our revenue maximization initiatives may entail using alternative distribution channels, such as internet wholesalers. Our operators may also look to enter into long-term airline crew contracts, or they may accept forms of lower-rated business that we would not typically take during periods of stronger demand. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy, as increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in better flow through, and as a result, higher operating margins. Increases in RevPAR associated with higher occupancy may result in worse flow through and, as a result, poor margin preservation.

With respect to maximizing operational flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, capitalizing on relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without adversely affecting the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for 2009 and 2008, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (10,966 rooms) as of December 31, 2009 and 2008. In addition, operating results for operations held for non-sale disposition for both 2009 and 2008 includes the Marriott Ontario Airport and the Mass Mutual eight hotels. Income (loss) from discontinued operations for 2009 includes the results of operations for the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego and the Renaissance Westchester which have been deconsolidated from our operations as a result of the transfer of possession and control of these properties to receivers during 2009. Income from discontinued operations for 2008 includes the results of operations for the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids which were sold in 2008, the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest that were sold in 2009, as well as the W San Diego and the Renaissance Westchester that have been deconsolidated from our operations. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2009	2008	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$408,150	$504,104	$(95,954)	(19.0)%
Food and beverage	161,963	201,952	(39,989)	(19.8)%
Other operating	53,744	59,140	(5,396)	(9.1)%
Revenues of operations held for non-sale disposition	93,966	116,298	(22,332)	(19.2)%

Total revenues	717,823	881,494	(163,671)	(18.6)%

OPERATING EXPENSES
Hotel operating	395,883	453,023	(57,140)	(12.6)%
Property general and administrative	72,823	86,797	(13,974)	(16.1)%
Corporate overhead	25,242	21,511	3,731	17.3%
Depreciation and amortization	93,795	93,759	36	0.0%
Operating expenses of operations held for non-sale disposition	87,007	96,548	(9,541)	(9.9)%
Property and goodwill impairment losses	30,852	57	30,795	54,026.3%
Property and goodwill impairment losses of operations held for non-sale disposition	100,143	—	100,143	100.0%

Total operating expenses	805,745	751,695	54,050	7.2%

Operating income (loss)	(87,922)	129,799	(217,721)	(167.7)%
Equity in net losses of unconsolidated joint ventures	(27,801)	(1,445)	(26,356)	(1,823.9)%
Interest and other income	1,388	3,639	(2,251)	(61.9)%
Interest and other income of operations held for non-sale disposition	9	69	(60)	(87.0)%
Interest expense	(76,539)	(83,176)	6,637	8.0%
Interest expense of operations held for non-sale disposition	(15,036)	(13,016)	(2,020)	(15.5)%
Gain on extinguishment of debt	54,506	—	54,506	100.0%

Income (loss) from continuing operations	(151,395)	35,870	(187,265)	(522.1)%
Income (loss) from discontinued operations	(118,213)	35,368	(153,581)	(434.2)%

Net income (loss)	(269,608)	71,238	(340,846)	(478.5)%
Dividends paid on unvested restricted stock compensation	(447)	(814)	367	45.1%
Preferred stock dividends and accretion	(20,749)	(20,884)	135	0.6%

Income available (loss attributable) to common stockholders	$(290,804)	$49,540	$(340,344)	(687.0)%

The following table presents our operating results for our total portfolio for 2008 and 2007, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (10,966 rooms) as of December 31, 2008 and 2007. In addition, operating results for operations held for non-sale disposition for both 2008 and 2007 includes the Marriott Ontario Airport and the Mass Mutual eight hotels. Income from discontinued operations for 2008 includes the results of operations for the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids which were sold in 2008, the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego and the Renaissance Westchester which have been deconsolidated from our operations as a result of the transfer of possession and control of these properties to receivers during 2009. Income from discontinued operations for 2007 includes the results of operations for the seven hotels we sold during 2007 (Courtyard by Marriott Oxnard, Courtyard by Marriott Riverside, Hawthorn Suites Sacramento, Hilton Garden Inn Lake Oswego, Residence Inn by Marriott Oxnard, Residence Inn by Marriott Sacramento, and Sheraton Salt Lake City), the Hyatt Regency Century Plaza and the Crowne Plaza Grand Rapids which were sold in 2008, the Marriott Napa Valley, the Marriott Riverside and the Hyatt Suites Atlanta Northwest that were sold in 2009, as well as the W San Diego and the Renaissance Westchester that have been deconsolidated from our operations. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2008	2007	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$504,104	$492,240	$11,864	2.4%
Food and beverage	201,952	199,831	2,121	1.1%
Other operating	59,140	53,686	5,454	10.2%
Revenues of operations held for non-sale disposition	116,298	120,353	(4,055)	(3.4)%

Total revenues	881,494	866,110	15,384	1.8%

OPERATING EXPENSES
Hotel operating	453,023	439,964	13,059	3.0%
Property general and administrative	86,797	86,055	742	0.9%
Corporate overhead	21,511	27,849	(6,338)	(22.8)%
Depreciation and amortization	93,759	89,925	3,834	4.3%
Operating expenses of operations held for non-sale disposition	96,548	96,433	115	0.1%
Property and goodwill impairment losses	57	—	57	100.0%

Total operating expenses	751,695	740,226	11,469	1.5%

Operating income	129,799	125,884	3,915	3.1%
Equity in net losses of unconsolidated joint ventures	(1,445)	(3,588)	2,143	59.7%
Interest and other income	3,639	8,880	(5,241)	(59.0)%
Interest and other income of operations held for non-sale disposition	69	103	(34)	(33.0)%
Interest expense	(83,176)	(77,463)	(5,713)	(7.4)%
Interest expense of operations held for non-sale disposition	(13,016)	(10,750)	(2,266)	(21.1)%
Loss on extinguishment of debt	—	(417)	417	100.0%

Income from continuing operations	35,870	42,649	(6,779)	(15.9)%
Income from discontinued operations	35,368	81,227	(45,859)	(56.5)%

Net income	71,238	123,876	(52,638)	(42.5)%
Dividends paid on unvested restricted stock compensation	(814)	(1,007)	193	19.2%
Preferred stock dividends and accretion	(20,884)	(20,795)	(89)	(0.4)%
Undistributed income allocated to unvested restricted stock compensation	—	(222)	222	100.0%
Undistributed income allocated to Series C preferred stock	—	(1,397)	1,397	100.0%

Income available to common stockholders	$49,540	$100,455	$(50,915)	(50.7)%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the years ended December 31, 2009, 2008 and 2007. The comparisons do not include the results of operations for the three hotels sold in 2009, the two hotels sold in 2008, and the seven hotels sold in 2007. The comparisons also do not include the Marriott Ontario Airport and the Mass Mutual eight hotels both of which are held for non-sale disposition, and the W San Diego and the Renaissance Westchester both of which are held in receivership and included in discontinued operations. Because three of our hotels owned as of December 31, 2009 were acquired during 2007, the key operating metrics for the hotel portfolio reflect the results of operations of those three hotels under previous ownership for a portion of the periods presented.

	2009			2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (29 hotels) (1)	69.3%	$147.32	$102.09	74.5%	$167.58	$124.85	(520	) bps	(12.1)%	(18.2)%

	2008			2007			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Hotel Portfolio (29 hotels) (1)	74.5%	$167.58	$124.85	76.1%	$165.21	$125.72	(160	) bps	1.4%	(0.7)%
Comparable Hotel Portfolio (27 hotels) (2)	75.2%	$166.51	$125.22	77.0%	$163.86	$126.17	(180	) bps	1.6%	(0.8)%

(1)	Includes all hotels owned by the Company on December 31, 2009, excluding the Marriott Ontario Airport and the Mass Mutual eight hotels, both of which have been reclassified to “operations held for non-sale disposition,” and the W San Diego and the Renaissance Westchester, both of which have been deconsolidated and included in discontinued operations due to the transfer of possession and control of these two hotels to receivers.

(2)	Includes the 29 hotels noted above, excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando at SeaWorld®).

For the year ended December 31, 2009, RevPAR for the 29-hotel portfolio decreased 18.2% from 2008 to $102.09. Occupancy decreased 520 basis points to 69.3%, while ADR decreased 12.1% to $147.32.

For the year ended December 31, 2008, RevPAR for the 29-hotel portfolio decreased 0.7% from 2007 to $124.85. Occupancy decreased 160 basis points to 74.5%, while ADR increased 1.4% to $167.58. For our pro forma comparable hotel portfolio, RevPAR decreased 0.8% from 2007 to $125.22. Occupancy decreased 180 basis points to 75.2%, while ADR increased 1.6% to $166.51.

Non-GAAP Financial Measures. The following table reconciles net income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2009, 2008 and 2007. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2009	2008	2007
Income available (loss attributable) to common stockholders	$(290,804)	49,540	100,455
Dividends paid on unvested restricted stock compensation	447	814	1,007
Series A and C preferred stock dividends	20,749	20,884	20,795
Undistributed income allocated to unvested restricted stock compensation	—	—	222
Undistributed income allocated to Series C preferred stock	—	—	1,397
Operations held for investment:
Depreciation and amortization	93,795	93,759	89,925
Interest expense	71,940	78,538	74,740
Interest expense – default rate	472	—	—
Amortization of deferred financing fees	1,823	1,133	936
Write-off of deferred financing fees	284	—	—
Loan penalties and fees	207	—	—
Non-cash interest related to discount on Senior Notes	1,813	3,505	1,787
Unconsolidated joint ventures:
Depreciation and amortization	5,131	5,000	6,492
Interest expense	2,614	5,168	7,765
Amortization of deferred financing fees	192	1,547	1,323
Amortization of deferred stock compensation	47	47	—
Operations held for non-sale disposition:
Depreciation and amortization	11,157	11,561	11,170
Interest expense	12,428	12,474	10,324
Interest expense – default rate	1,407	—	—
Amortization of deferred financing fees	541	542	426
Loan penalties and fees	660	—	—
Discontinued operations:
Depreciation and amortization	6,108	14,094	22,150
Interest expense	4,513	5,575	14,129
Amortization of deferred financing fees	25	27	135
Write-off of deferred financing fees	—	—	362
Loan penalties and fees	3,124	—	415

EBITDA	(51,327)	304,208	365,955

Amortization of deferred stock compensation	4,055	3,975	5,168
(Gain) loss on sale of assets	12,677	(26,013)	(66,019)
(Gain) loss on extinguishment of debt	(54,506)	—	417
Impairment loss – operations held for investment	30,852	57	—
Impairment loss – unconsolidated joint ventures	26,007	—	—
Impairment loss – operations held for non-sale disposition	100,143	—	—
Impairment loss – discontinued operations	95,150	2,847	—
Bad debt expense on corporate note receivable	5,557	—	—
Costs associated with CEO succession and executive officer severance	—	—	4,540

	219,935	(19,134)	(55,894)

Adjusted EBITDA	$168,608	285,074	310,061

Adjusted EBITDA was $168.6 million in 2009 as compared to $285.1 million in 2008 and $310.1 million in 2007. Adjusted EBITDA decreased $116.5 million in 2009 as compared to 2008, and $25.0 million in 2008 as compared to 2007 primarily due to decreased earnings at our hotels.

The following table reconciles net income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the years ended December 31, 2009, 2008 and 2007. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2009	2008	2007
Income available (loss attributable) to common stockholders	$(290,804)	49,540	100,455
Dividends paid on unvested restricted stock compensation	447	814	1,007
Series C preferred stock dividends(1)	—	6,784	6,695
Undistributed income allocated to unvested restricted stock compensation	—	—	222
Undistributed income allocated to Series C preferred stock	—	—	1,397
Real estate depreciation and amortization – operations held for investment	93,248	92,953	89,066
Real estate depreciation and amortization – unconsolidated joint ventures	5,060	4,949	6,492
Real estate depreciation and amortization – operations held for non-sale disposition	11,157	11,561	11,170
Real estate depreciation and amortization – discontinued operations	6,108	14,094	22,150
(Gain) loss on sale of assets	12,677	(26,013)	(66,019)

FFO	(162,107)	154,682	172,635

Operations held for investment:
Interest expense – default rate	472	—	—
Write-off of deferred financing fees	284	—	—
Loan penalties and fees	207	—	—
Operations held for non-sale disposition:
Interest expense – default rate	1,407	—	—
Loan penalties and fees	660	—	—
Discontinued operations:
Write-off of deferred financing fees	—	—	362
Loan penalties and fees	3,124	—	415
(Gain) loss on extinguishment of debt	(54,506)	—	417
Impairment loss – operations held for investment	30,852	57	—
Impairment loss – unconsolidated joint ventures	26,007	—	—
Impairment loss – operations held for non-sale disposition	100,143	—	—
Impairment loss – discontinued operations	95,150	2,847	—
Bad debt expense on corporate note receivable	5,557	—	—
Costs associated with CEO succession and executive officer severance	—	—	4,540
Amortization of deferred stock compensation associated with executive officer severance	—	—	437

	209,357	2,904	6,171

Adjusted FFO	$47,250	157,586	178,806

(1)	Our Series C preferred stock has been excluded from the calculation of FFO and Adjusted FFO for the year ended December 31, 2009 as their inclusion would have been anti-dilutive.

Adjusted FFO was $47.3 million in 2009 as compared to $157.6 million in 2008 and $178.8 million in 2007. Adjusted FFO decreased $103.7 million in 2009 as compared to 2008, and $21.2 million in 2008 as compared to 2007 primarily due to decreased earnings at our hotels, partially offset by lower interest expense.

Room revenue. Room revenue decreased $96.0 million, or 19.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Room revenue generated by the 29 hotels (our “existing portfolio”) decreased in 2009 as compared to 2008 due to a decrease in occupancy ($26.2 million) combined with a decrease in ADR ($69.8 million).

Room revenue increased $11.9 million, or 2.4% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. We acquired three hotels during the period from January 1, 2007 to December 31, 2008: Renaissance Los Angeles Airport, Marriott Long Wharf, and Marriott Boston Quincy. The three acquired hotels contributed $10.9 million to room revenue during 2008. In addition, room revenue generated by the 26 hotels we acquired prior to January 1, 2007 (our “2008 existing portfolio”) increased $1.0 million during 2008 due to an increase in ADR ($9.9 million) partially offset by a decrease in occupancy ($8.9 million).

Food and beverage revenue. Food and beverage revenue decreased $40.0 million, or 19.8%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Food and beverage revenue generated from our existing portfolio decreased in 2009 as compared to 2008 primarily due to declines in occupancy, as well as to a reduction in city-wide conventions and meetings held at our hotels, which caused decreases in banquet, catering, restaurant and room service revenue. Restaurant revenue also decreased in 2009 as compared to 2008 as many of our hotels closed their restaurants during slow periods in order to save costs.

Food and beverage revenue increased $2.1 million, or 1.1%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three acquired hotels contributed $3.2 million to food and beverage revenue during 2008. Food and beverage revenue generated from our 2008 existing portfolio decreased $1.1 million during 2008 as compared to 2007, due primarily to a decrease in banquet revenue as businesses and groups scaled back their conferences and meetings due to the struggling economy. This decreased revenue was slightly offset by an increase in outlet revenue as 2007 was negatively affected by renovation disruption at the Renaissance Baltimore, the Renaissance Long Beach and the Renaissance Orlando at SeaWorld®.

Other operating revenue. Other operating revenue decreased $5.4 million, or 9.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. A substantial portion of our other operating revenue in both 2009 and 2008 resulted from a performance guaranty provided by the manager of the Fairmont Newport Beach. We recognized $2.5 million of the $6.0 million performance guaranty during the year ended December 31, 2009, and recognized $3.5 million of the performance guaranty during the year ended December 31, 2008. As of December 31, 2009, we have fully utilized the entire $6.0 million performance guaranty. Other revenue generated from our existing portfolio also decreased during 2009 as compared to 2008 primarily due to decreases in telephone, retail, business center and guest movie revenue, resulting from the decrease in occupancy at our hotels and to the fact that discretionary spending by our hotel guests decreased in 2009 as a result of the recession, combined with decreased cancellation and attrition revenue. These decreases were partially offset by increases in parking revenue due to new contracts at several of our hotels.

Other operating revenue increased $5.5 million, or 10.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three acquired hotels contributed $1.2 million to other operating revenue during 2008. Other operating revenue generated from our 2008 existing portfolio increased $4.3 million during 2008. A substantial portion of our other operating revenue in 2008 resulted from a performance guaranty provided by the manager of the Fairmont Newport Beach. We recognized $3.5 million of the $6.0 million performance guaranty during the year ended December 31, 2008, and recognized no guaranty amount during the year ended December 31, 2007. Other revenue generated from our 2008 existing portfolio also increased during 2008 as compared to 2007 due to an increase in transportation and parking revenue generated by several of our hotels due to changes in parking management agreements, combined with an increase in revenue at both of our laundry facilities. These increases were partially offset by the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures, combined with a decrease in telephone revenue.

Revenue of operations held for non-sale disposition. Revenue of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels decreased $22.3 million, or 19.2%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease was primarily the result of a 500 basis point decrease in occupancy combined with a 13.0% decrease in ADR, causing room revenue to decrease $15.2 million. In addition, food and beverage revenue decreased $6.1 million, and other operating revenue decreased $1.0 million.

Revenue of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels decreased $4.1 million, or 3.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily the result of a 460 basis point decrease in occupancy slightly offset by a 0.7% increase in ADR, causing room revenue to decrease $3.8 million. In addition, food and beverage revenue decreased $0.7 million, and other operating revenue increased $0.4 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $57.1 million, or 12.6%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decrease in hotel operating expenses is the result of cost cutting initiatives, as well as lower occupancy rates at our hotels. Hotel operating expenses declined during 2009 as compared to 2008 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives; advertising and repairs and maintenance as the hotels developed more efficient operating models; utilities due to the decline in occupancy and to reductions in gas rates at several of our hotels; franchise fees and assessments due to the decreased revenue; and ground lease due to the elimination of expense at our Renaissance Orlando at SeaWorld® as we purchased the land underlying the hotel in September 2008. These decreases were slightly offset by increased property taxes due to increased tax rates at several of our hotels combined with $0.2 million in supplemental prior year taxes assessed on several of our hotels in 2009, slightly offset by $0.8 million in property tax credits received at several of our hotels in 2009 and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels.

Hotel operating expenses increased $13.1 million, or 3.0%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three acquired hotels contributed $11.5 million in other operating expenses during 2008. In addition, hotel operating expenses in our 2008 existing portfolio increased $1.6 million during 2008 as compared to 2007. These higher costs in our 2008 existing portfolio during 2008 were driven by the increases in related room, food and beverage and other revenue noted above, combined with increased utility expenses due to higher energy costs, advertising and promotion expenses due to higher complimentary promotional food and beverage expenditures, and property taxes due to supplemental property tax bills assessed to several of our hotels. These increases were partially offset by decreased property insurance expense due to lower premiums, as well as decreased ground lease expense due to our purchase of the land underlying our Renaissance Orlando at SeaWorld®. Prior to our acquisition, the land had been leased from a third party.

Property general and administrative expense. Property general and administrative expense decreased $14.0 million, or 16.1%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to decreased management fees and credit and collection expenses due to the decline in revenue, combined with decreased payroll and related costs, employee recruitment, employee relations, employee relocation, training, legal and travel due to staff reductions and cost control initiatives as our hotels worked to control costs during the recession. These decreases were slightly offset by an increase in sales tax audit expense due to audits at several of our hotels.

Property general and administrative expense increased $0.7 million, or 0.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three acquired hotels contributed $1.8 million to property general and administrative expense during 2008. Property general and administrative expense in our 2008 existing portfolio decreased $2.1 million due to the reclassification of BuyEfficient’s operations to equity in net losses of unconsolidated joint ventures. This decrease was partially offset by $0.9 million in severance and restructuring charges recorded in 2008 as our hotels worked to control costs during the current economic slowdown. In addition, property general and administrative expense increased $0.1 million during the year ended December 31, 2008 as compared to the same period in 2007 due to increased contract and professional services, bad debt expense and credit card commissions partially offset by decreased payroll expenses and management fees associated with the decrease in revenue.

Corporate overhead expense. Corporate overhead expense increased $3.7 million, or 17.3%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008 due in part to $5.6 million in bad debt expense recorded in 2009, along with $0.8 million in corporate severance due to our corporate reorganization in the second quarter of 2009 and $0.1 million in relocation expense. In December 2009, we determined that a $5.6 million note received from the buyer of 13 hotels we sold in 2006, along with the related interest accrued on the note may be uncollectible. As such, we recorded bad debt expense of $5.6 million to corporate overhead to reserve against both the discounted note and the related interest receivable. These increases were partially offset by decreases in salaries, wages and deferred stock compensation in 2009 as compared to 2008. During the second quarter of 2009, we made certain changes to our organizational structure, and as a result, our corporate workforce was reduced by approximately 40%, resulting in decreases in salaries, wages and deferred stock compensation. In addition, corporate overhead decreased due to reductions in sales tax expenses, audit and legal fees, recruitment, entity level state franchise and minimum tax payments, conferences and meetings, and travel.

Corporate overhead expense decreased $6.3 million, or 22.8%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to costs incurred in 2007 for severance related to the chief executive officer succession and the senior management team transition. Corporate overhead expenses during 2008 were also reduced as compared to 2007 due to our elimination of a separate Chief Accounting Officer position, which we combined with the Chief Financial Officer position. These decreases were partially offset by $0.2 million in severance costs recorded in 2008 combined with increased costs associated with exploring potential hotel acquisitions and dispositions, entity level state franchise and minimum tax payments, sales tax expense, and legal expense.

Depreciation and amortization expense. Depreciation and amortization expense remained relatively flat for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment for our hotel properties was offset due to the fact that we reduced the depreciable assets of our existing portfolio by $25.4 million during 2009 due to impairment charges.

Depreciation and amortization expense increased $3.8 million, or 4.3%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The three acquired hotels contributed $3.7 million in depreciation and amortization expense during 2008. Depreciation and amortization expense in our 2008 existing portfolio increased by $0.1 million due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment for our hotel properties.

Operating expenses of operations held for non-sale disposition. Operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels, which are comprised of room, food and beverage, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, depreciation and amortization, totaled $87.0 million for the year ended December 31, 2009 as compared to $96.5 million for the year ended December 31, 2008. During 2009, we recognized $75.8 million in operating expenses and $11.2 million in depreciation and amortization. During 2008, we recognized $85.0 million in operating expenses and $11.5 million in depreciation and amortization. The decrease in operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels is primarily related to the decreases in related total revenue of operations held for non-sale disposition, combined with decreased advertising and promotion, repairs and maintenance, franchise and management fees and utilities, slightly offset by increased property taxes. The decrease in depreciation in 2009 as compared to 2008 is primarily due to $97.1 million in impairment charges recorded in 2009, which reduced the depreciable assets for operations held for non-sale disposition.

Operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels totaled $96.5 million for the year ended December 31, 2008 as compared to $96.4 million for the year ended December 31, 2007. During 2008, we recognized $85.0 million in operating expenses and $11.5 million in depreciation and amortization. During 2007, we recognized $85.2 million in operating expenses and $11.2 million in depreciation and amortization. This increase in total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels is primarily related to increased depreciation on renovations and fixed asset additions, combined with increased advertising and promotion, utilities and property taxes, partially offset by decreases in related total revenue of operations held for non-sale disposition, combined with decreases in franchise and management fees, and property and liability insurance.

Property and goodwill impairment losses. Property and goodwill impairment losses totaled $30.9 million for the year ended December 31, 2009 as compared to $0.1 million for the year ended December 31, 2008 and zero for the year ended December 31, 2007. In conjunction with our quarterly impairment evaluations performed during 2009, we recognized a $25.4 million impairment loss on the Marriott Del Mar to reduce the carrying value of this hotel to its fair value. In addition, during 2009 we recognized a $1.4 million impairment loss related to costs associated with a potential timeshare development, and recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels which we sold in June 2009. We also wrote off $1.3 million of goodwill associated with the Marriott Park City and $2.6 million of goodwill associated with the Marriott Rochester. In 2008 we recognized a $0.1 million impairment loss on a vacant parcel of land which was sold in January 2009.

Property and goodwill impairment losses of operations held for non-sale disposition. Property and goodwill impairment losses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels totaled $100.1 million for the year ended December 31, 2009 as compared to zero for both the years ended December 31, 2008 and 2007. In conjunction with our quarterly impairment evaluations performed during 2009, we recognized impairment losses in order to reduce the carrying values of seven hotels held for non-sale disposition on our balance sheet to their fair values: Marriott Ontario Airport $8.9 million; Marriott Provo $11.2 million; Holiday Inn Downtown San Diego $7.2 million; Holiday Inn Express San Diego (Old Town) $1.4 million; Marriott Salt Lake City (University Park ) $6.8 million; Hilton Huntington $41.1 million; and Renaissance Atlanta Concourse $20.5 million. In addition, during 2009, we wrote off $3.0 million in goodwill associated with four of the Mass Mutual eight hotels: Marriott Provo $0.7 million; Holiday Inn Downtown San Diego $1.4 million; Holiday Inn Express San Diego (Old Town) $0.2 million; and Marriott Salt Lake City (University Park) $0.7 million.

Equity in net losses of unconsolidated joint ventures. Equity in net losses of unconsolidated joint ventures totaled a net loss of $27.8 million for the year ended December 31, 2009 as compared to a net loss of $1.4 million for the year ended December 31, 2008, and a net loss of $3.6 million for the year ended December 31, 2007. In 2009, we recognized a $28.3 million loss on our Doubletree Guest Suites Times Square joint venture, which we originally purchased in December 2006. This $28.3 million loss was comprised of a $2.3 million operating loss and a $26.0 million impairment loss. During the fourth quarter of 2009, we wrote off our entire remaining $26.0 million investment to equity in net losses of unconsolidated joint ventures in order to reduce the carrying value of our investment in the Doubletree Guest Suites Times Square joint venture to its fair value as of December 31, 2009. Also during 2009, we recognized income of $0.5 million on our BuyEfficient joint venture which began to be accounted for as an unconsolidated joint venture in December 2007 following our sale of a 50% interest in BuyEfficient. In 2008, we recognized a $1.6 million loss on our Doubletree Guest Suites Times Square joint venture, and income of $0.2 million on our BuyEfficient joint venture. In 2007, we recognized a $3.6 million loss on our Doubletree Guest Suites Times Square joint venture.

Interest and other income. Interest and other income totaled $1.4 million for the year ended December 31, 2009, $3.6 million for the year ended December 31, 2008 and $8.9 million for the year ended December 31, 2007. In 2009, we recognized $0.9 million in interest income, $0.4 million on the sale of surplus furniture, fixtures and equipment (“FF&E”) located in two of our hotels and $0.1 million in other miscellaneous income. In 2008, we recognized $3.4 million in interest income and $0.2 million in other miscellaneous income. In 2007, we recognized a $6.1 million gain on our sale of a 50% interest in BuyEfficient, $2.7 million in interest income and $0.1 million in other miscellaneous income.

Interest and other income of operations held for non-sale disposition. Interest and other income of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels totaled $9,000 in 2009 and $0.1 million for both 2008 and 2007, all of which was interest income.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest expense	$72,412	$78,538	$74,740
Accretion of Senior Notes	1,813	3,505	1,787
Amortization of deferred financing fees	1,823	1,133	936
Write-off of deferred financing fees	284	—	—
Loan penalties and fees	207	—	—

	$76,539	$83,176	$77,463

Interest expense decreased $6.6 million, or 8.0%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008. Interest expense decreased $6.1 million as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, during the first quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options (“ASC 470-20”). As part of this adoption, we recorded an additional $1.8 million in interest expense for the year ended December 31, 2009, and we retrospectively adjusted interest expense by an additional $3.5 million for the year ended December 31, 2008. Interest expense due to the accretion of the Senior Notes decreased by $1.7 million during 2009 as compared to 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009. Partially offsetting these decreases, interest expense increased in 2009 as compared to 2008 due to an increase in amortization of deferred financing fees of $0.7 million related to an increase in fees associated with our repurchase of the Senior Notes, the amendment of our credit facility during the second quarter of 2009 and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. In addition, interest expense increased in 2009 as compared to 2008 due to $0.3 million recognized in 2009 related to the write-off of deferred financing fees associated with the amendment of our credit facility, and $0.2 million in loan penalties and fees recognized in 2009 due to our elective defaults pursuant to our secured debt restructuring program.

Interest expense increased $5.7 million, or 7.4%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Interest expense includes an additional $3.8 million incurred during the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of a mortgage loan obtained to finance our acquisition of the Marriott Long Wharf in March 2008, combined with the issuance of the Senior Notes in June 2007 and an increase in interest expense incurred on our credit facility, which was partially offset by our repayment of three mortgages during 2007. Interest expense also increased in 2008 as compared to 2007 due to an increase in amortization of deferred financing fees of $0.2 million. In addition, as part of our adoption of ASC 470-20, we retrospectively adjusted interest expense by an additional $3.5 million in 2008 and $1.8 million in 2007. Interest expense due to the accretion of the Senior Notes increased by $1.7 million during 2008 as compared to 2007 due to the fact that 2007 contains only a partial year of accretion as the Senior Notes were issued mid-year in June 2007.

Our weighted average interest rate per annum was approximately 5.6% at December 31, 2009, and 5.5% at both December 31, 2008 and 2007. At December 31, 2009, all of our outstanding notes payable had fixed interest rates.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest expense	$13,835	$12,474	$10,324
Amortization of deferred financing fees	541	542	426
Loan penalties and fees	660	—	—

	$15,036	$13,016	$10,750

Interest expense of operations held for non-sale disposition increased $2.0 million, or 15.5%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to our elective defaults of the non-recourse loans secured by the Marriott Ontario Airport and the Mass Mutual eight hotels. Interest expense of operations held for non-sale disposition includes an additional $1.4 million in 2009 as compared to 2008 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in 2009 as compared to 2008 due to $0.7 million in loan penalties and fees recorded in 2009 related to our elective defaults of the non-recourse loans secured by the Marriott Ontario Airport and the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as these loans are non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.1 million in 2009 as compared to 2008 due to decreased loan balances.

Interest expense of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels increased $2.3 million, or 21.1%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. In 2007, the Mass Mutual loan was secured by 16 hotels, five of which were sold in June 2007 with the related interest expense reclassified to discontinued operations. The remaining 11 hotels were reallocated the entire remaining interest expense for the loan. Interest expense of operations held for non-sale disposition increased $2.2 million in 2008 as compared to 2007 due to the reallocation of interest expense on the Mass Mutual eight hotels. Interest expense of operations held for non-sale disposition also increased due to a $0.1 million increase in deferred financing fees.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt totaled a gain of $54.5 million for the year ended December 31, 2009, zero for the year ended December 31, 2008 and a loss of $0.4 million for the year ended December 31, 2007. During 2009, we recognized a gain of $54.5 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes. During 2007, we recognized a loss of $0.4 million due to the repayment of a mortgage loan before its maturity date.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled a loss of $118.2 million for the year ended December 31, 2009, income of $35.4 million for the year ended December 31, 2008, and income of $81.2 million for the year ended December 31, 2007. As described under “Investing Activities—Dispositions,” we sold three hotels in 2009, two hotels in 2008, and seven hotels in 2007. In addition, we deconsolidated the W San Diego and the Renaissance Westchester and reclassified the hotels’ results of operations to discontinued operations due to the transfer of possession and control of these hotels to a court-appointed receiver. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all of these hotels, along with any impairments recognized and the gains and losses on the sales of these hotels, to discontinued operations.

Dividends paid on unvested restricted stock compensation. Due to our adoption of FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10”) during the first quarter of 2009, common stock dividends earned on our unvested restricted stock awards were $0.4 million for the year ended December 31, 2009, $0.8 million for the year ended December 31, 2008, and $1.0 million for the year ended December 31, 2007.

Preferred stock dividends and accretion. Preferred stock dividends and accretion decreased $0.1 million, or 0.6% during the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to a decrease in the dividend rate for our Series C preferred stock to $1.572 per share during 2009 from $1.605 per share during 2008. Preferred stock dividends and accretion increased $0.1 million, or 0.4%, during the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to an increase in the dividend rate for our Series C preferred stock to $1.605 per share in 2008 from $1.583 per share in 2007.

Investing Activities

Acquisitions. In light of the recent cyclical downturn, we did not acquire any hotel properties during either 2009 or 2008. Our only material real estate acquisition during 2008 was made in September, when we acquired 32.6 acres of land underlying our Renaissance Orlando at SeaWorld® hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $2.0 million and $0.7 million for the year ended December 31, 2009 and 2008, respectively.

With better market clarity and in anticipation of an increasingly likely economic recovery, public REIT valuations have improved significantly during the course of 2009. While hotel sale transactions were relatively limited in number during 2009, the hotel sale transactions that have recently been consummated indicate that hotel trading values have not recovered commensurately with public REIT valuations. The pressure on single asset values is primarily caused by the ongoing dysfunction in the commercial mortgage markets, which we expect may persist into 2010. Consequently, we believe the lack of a functioning commercial real estate secured debt market has created opportunities for well-capitalized public lodging REITs to acquire individual hotel assets at discounts to warranted values. Consistent with our cycle-appropriate strategy, and in order to capitalize on this opportunity, we shifted our focus at the end of 2009 towards the pursuit of selective acquisitions of upper upscale hotels.

The following table sets forth the hotels we have acquired since January 1, 2007:

Hotels	Rooms	Acquisition Date
2009:
No hotel acquisitions	—
2008:
No hotel acquisitions	—
2007:
Marriott Boston Quincy, Quincy, Massachusetts	464	May 1, 2007
Marriott Long Wharf, Boston, Massachusetts (1)	402	March 23, 2007
Renaissance Los Angeles Airport, Los Angeles, California	499	January 4, 2007

Total January 1, 2007 to December 31, 2009	1,365

(1)	Subsequent to this acquisition, the Company added an additional 10 rooms to this hotel, increasing the room count to 412.

The combined cost for these three hotel acquisitions was approximately $410.8 million, or $301,000 per room.

Dispositions. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2009, 2008 and 2007. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009 we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and an $18,000 gain, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value. We retained the net proceeds from these three sales in cash. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs). In December 2008, we sold the Crowne Plaza Grand Rapids for net proceeds of $3.6 million, including a $2.0 million note receivable that we collected in January 2009, and a net loss of $16.1 million. Seven properties were sold during 2007 for net proceeds of $179.3 million and a net gain of $59.9 million. Consistent with our strategic plan, we continue to evaluate the potential divestiture of certain non-core hotels, which may be completed as a portfolio sale, single asset sales, or not at all, depending on market conditions.

The following table sets forth the hotels we have sold since January 1, 2007:

Hotels	Rooms	Disposition Date
2009:
Hyatt Suites Atlanta Northwest, Marietta, Georgia	202	July 31, 2009
Marriott, Riverside, California	292	June 18, 2009
Marriott, Napa, California	274	May 20, 2009
2008:
Crowne Plaza, Grand Rapids, Michigan	320	December 10, 2008
Hyatt Regency, Los Angeles (Century City), California	726	May 30, 2008
2007:
Sheraton, Salt Lake City, Utah	362	December 20, 2007
Courtyard by Marriott, Oxnard, California	166	June 29, 2007
Courtyard by Marriott, Riverside, California	163	June 29, 2007
Hawthorn Suites, Sacramento, California	272	June 29, 2007
Hilton Garden Inn, Lake Oswego, Oregon	179	June 29, 2007
Residence Inn by Marriott, Oxnard, California	251	June 29, 2007
Residence Inn by Marriott, Sacramento, California	126	June 29, 2007

Total January 1, 2007 to December 31, 2009	3,333

The aggregate net sale proceeds for the 12 hotel dispositions through December 31, 2009 was $603.0 million, or $181,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions through December 31, 2009 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data from January 1, 2007 through December 31, 2009, adjusted for the hotels acquired, held for non-sale disposition and sold during the respective periods.

	2009	2008	2007
Portfolio Data—Hotels
Number of hotels—beginning of period	43	45	49
Add: Acquisitions	—	—	3
Less: Dispositions	(3)	(2)	(7)
Less: Non-sale dispositions	(11)	—	—

Number of hotels—end of period	29	43	45
Portfolio Data—Rooms
Number of rooms—beginning of period	14,569	15,625	15,758
Add: Acquisitions	—	—	1,365
Add: Room expansions	3	—	21
Less: Dispositions	(768)	(1,046)	(1,519)
Less: Non-sale disposition	(2,838)	—	—
Less: Rooms converted to other usage	—	(10)	—

Number of rooms—end of period	10,966	14,569	15,625
Average rooms per hotel—end of period	378	339	347

Renovations. During 2009, we invested $44.1 million in capital improvements to our hotel portfolio. Consistent with our cycle-appropriate strategy, this investment in capital improvements to our hotel portfolio was $50.6 million and $91.1 million less than the amounts we spent in 2008 and 2007, respectively.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, and proceeds from our offerings of common stock. Our primary uses of cash were for hotel acquisitions, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes), repurchases of our common stock, and dividends on our common and preferred stock. Recently, the capital markets have experienced extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Accordingly, we cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $70.1 million for 2009 compared to $160.0 million for 2008, and $214.9 million in 2007. The decrease in 2009 as compared to 2008 was primarily due to decreased earnings at our hotels during 2009. The decrease in 2008 as compared to 2007 was primarily due to decreased earnings at our hotels during 2008, combined with a decrease in accounts payable and other liabilities. In addition, net cash provided by operating activities decreased in 2008 as compared to 2007 because operating cash in 2007 includes the receipt of previously restricted cash held by a lender in conjunction with our early pay-off of a mortgage loan.

Investing activities. Our cash provided by (used in) investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by (used) in investing activities in 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	$64,073	$360,395	$185,728
Restricted cash – replacement reserve	(1,823)	5,136	5,993
Proceeds received from sale of note receivable	—	—	29,047
Cash received from unconsolidated joint ventures	500	5,675	426
Acquisitions of hotel properties and land	—	(30,695)	(403,249)
Renovations and additions to hotel properties and other real estate	(44,105)	(94,697)	(135,231)

Net cash provided by (used in) investing activities	$18,645	$(245,814)	$(317,286)

Pursuant to our cycle-appropriate strategy, we did not acquire any hotels in either 2009 or 2008. Net cash provided by investing activities was $18.6 million in 2009 as compared to net cash used of $245.8 million in 2008 and net cash used of $317.3 million in 2007. During 2009, we received $64.1 million from the sale of hotel properties and other assets, which included $61.3 million from the sale of three hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of certain excess FF&E located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we received $0.5 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $1.8 million, and paid cash of $44.1 million for renovations to our hotels.

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

During 2007, we acquired three hotels for $410.8 million, including an $8.5 million deposit paid at the end of 2006, and paid an additional $0.9 million for a hotel acquired in 2006, for a total cash outlay of $403.2 million. In addition, we received net proceeds of $179.3 million from the sale of seven hotels, $6.3 million from the sale of a 50% interest in our subsidiary BuyEfficient, of which $0.3 million was contributed to the new joint venture with Strategic to operate BuyEfficient, and $0.4 million from the sale of a vacant land parcel for a total of $185.7 million in net proceeds received. During 2007, we also paid cash of $135.2 million for renovations to our hotels, received $29.0 million from the sale of a note receivable, decreased the balance in our restricted cash replacement reserve accounts by $6.0 million, and received $0.4 million from our unconsolidated joint ventures.

Financing activities. Our cash provided by (used in) financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, draws and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $93.8 million in 2009 as compared to net cash used of $293.7 million in 2008 and net cash provided of $141.7 million in 2007. Net cash provided by financing activities in 2009 consisted primarily of $269.1 million in proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility. These cash inflows were partially offset by $117.5 million used to repurchase a portion of our Senior Notes including related costs, $74.4 million of principal payments on our credit facility and notes payable, $27.9 million of dividends paid to our stockholders, $12.0 million in costs associated with the issuance of our common stock, and $3.5 million in deferred financing fees paid in connection with amendments to our Senior Notes indenture, our credit facility and our loan secured by the Renaissance Baltimore.

Net cash used in financing activities in 2008 consisted primarily of $190.4 million of principal payments on our credit facility and notes payable, $184.5 million used to repurchase shares of our common stock, $99.8 million of dividends paid to our stockholders, and $0.1 million in deferred financing costs partially offset by $181.0 million in proceeds received from draws on our credit facility.

Net cash provided by financing activities for 2007 consisted primarily of proceeds from the issuance of notes payable and draws on our credit facility (including our Operating Partnership’s debt securities) of $609.0 million and net proceeds from the settlement of a forward sale agreement (with an affiliate of Citigroup Global Markets Inc. as the forward counterparty, relating to 4,000,000 shares of our common stock) of $110.4 million. Net cash provided by financing activities for 2007 was partially offset by $387.5 million of principal payments on notes payable and our credit facility, $86.4 million used to repurchase shares of our common stock, $96.3 million of dividends paid to our stockholders, and $7.5 million in deferred financing costs.

Future. We expect our primary uses of cash to be for acquisitions of hotels, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations, and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt. Consistent with our cycle-appropriate strategy, during the first quarter of 2009, we repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.4 million using our available cash on hand. After the repurchase, such Senior Notes were cancelled. We wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of our Senior Notes Tender Offer, we purchased a total of $123.5 million in principal amount of Senior Notes for $87.0 million, including $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, we paid $1.2 million, including $0.3 million in fees and costs, for consents from holders of non-tendered Senior Notes. We wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. We recognized an additional $0.1 million in fees and costs during the third and fourth quarters of 2009 related to the repurchases of the Senior Notes. We initially used our credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from our equity offering completed in May 2009.

In April 2009, we drew down $60.0 million on our credit facility in connection with our Senior Notes Tender Offer. We repaid the $60.0 million in May 2009 using available cash. In June 2009, we amended our credit facility, reducing the facility’s size from $200.0 million to $85.0 million. The amended credit facility was secured by five of our hotels, had an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and was set to mature in 2012, assuming the exercise of a one-year extension option. As of December 31, 2009, we had no outstanding indebtedness under our amended credit facility, and we had $2.9 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $82.1 million available under the amended credit facility. We were in compliance with all credit facility covenants as of December 31, 2009. In February 2010, we elected to terminate the amended credit facility. In view of our strong liquidity position and the restrictive terms of the amended credit facility, our business plan does not anticipate accessing the facility in 2010. The termination of the facility will eliminate approximately $0.6 million in fees and associated costs per annum. We expect to enter into a new credit facility at a future date when our business plan contemplates the need for revolving credit.

Consistent with our cycle-appropriate strategy, during 2009 we initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of our hotels securing non-recourse mortgage debt. We concluded the program in the fourth quarter of 2009. The primary goal of the program was to amend the terms of mortgage debt to eliminate existing cash flow and / or value deficits. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, we elected to initiate the process to deed-back the collateral hotels in satisfaction of the associated debt. Loans subject to our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. During 2009, five of our loans totaling $470.9 million are or have been subject to our secured debt restructuring program. The status of each of these five loans is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel net asset and the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the W San Diego’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. Once title to the hotel is transferred, we will record a gain on extinguishment of debt, and the net assets and liabilities will be removed from our balance sheets.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. Once title to the hotel is transferred, we will record a gain on extinguishment of debt, and the net assets and liabilities will be removed from our balance sheets.

Marriott Ontario Airport. In September 2009, we elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In November 2009, we determined in good faith that further negotiations would not be productive. We are currently working with the special servicer to transfer possession and control of the hotel to a court-appointed receiver, and to ultimately convey the hotel to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, we have reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on our balance sheets, statements of operations and cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Marriott Ontario Airport will be deconsolidated. As of December 31, 2009, the Marriott Ontario Airport had a net book value of approximately $16.5 million.

Massachusetts Mutual Life Insurance Company. In July 2009, we commenced restructuring negotiations with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of our hotels comprised of 2,587 rooms. In November 2009, we elected to cease the subsidization of debt service on the loan, and in December 2009, we determined that further negotiations regarding the Mass Mutual eight hotels would not be productive. We are currently working to transfer possession and control of the Mass Mutual eight hotels to a court-appointed receiver, and to ultimately convey the hotels to the lender in lieu of repayment of the debt. The eight hotels include the following: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Pending the appointment of a receiver, we have reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on our balance sheets, statements of operations and cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight hotels will be deconsolidated. In conjunction with our year-end impairment evaluation, we recorded an impairment charge of $88.2 million in order to reduce the value of the Mass Mutual eight hotels on our balance sheet to their fair value. As of December 31, 2009, the Mass Mutual eight hotels had a net book value including goodwill of $103.5 million. During the first quarter of 2010, we reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan (Courtyard by Marriott Los Angeles, Kahler Inn & Suites Rochester and Marriott Rochester). If we and Mass Mutual are able to finalize an agreement on this proposal, we have offered to deed back the Mass Mutual eight hotels in satisfaction of the debt balance that will remain after the payment of the release price. If we and Mass Mutual are unable to finalize an agreement on this proposal, we have offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. We expect and intend to gain the release of the three remaining hotels. If, however, we are unsuccessful in our negotiations and we deed back the three remaining hotels along with the Mass Mutual eight hotels, we may be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels may become impaired, and we may record an impairment charge to the extent the book values of the three hotels exceed their fair values. We hope to conclude this process in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms.

Renaissance Baltimore. During our fourth quarter 2009, we finalized an amendment to the $105.2 million 5.13% non-recourse mortgage secured by the 622-room Renaissance Baltimore. The amendment results in the elimination of amortization on this loan for a period of up to 30 months.

Our elections to initiate the process to deed back the W San Diego, Renaissance Westchester, Marriott Ontario Airport, and the Mass Mutual eight hotels were precipitated by a number of unique, market and hotel-specific factors, and were made after our efforts to amend the loans were unsuccessful. In the future, other factors may lead us to pursue similar options with certain of our other hotels securing non-recourse mortgages. We believe such cases will be limited in number. We were not in default of the loan covenants on any other of our notes payable at December 31, 2009.

As of December 31, 2009, we had $1.5 billion of debt ($1.2 billion excluding the mortgages for the W San Diego, Renaissance Westchester, Marriott Ontario Airport and Mass Mutual eight hotels), $397.8 million of cash and cash equivalents, including restricted cash, and total assets of $2.5 billion. We believe that by controlling debt levels, staggering debt maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2009, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

The weighted average term to maturity of our debt is 7.2 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the Hilton Times Square New York, is in December 2010.

Financial Covenants. We are subject to compliance with various covenants under the Series C preferred stock and the Senior Notes. With respect to our Series C preferred stock, if we fail to meet certain financial covenants for four consecutive quarters, a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. Unless operations improve, we may fail to meet our financial covenants with respect to our Series C preferred stock during 2010. If we were to fail to meet certain financial covenants under the Series C preferred stock for each quarter of 2010, a financial ratio violation would occur during the first quarter of 2011.

With respect to the Company’s Senior Notes, if the maturity dates of more than $300.0 million of the Company’s indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of February 23, 2010, none of the maturity dates have been accelerated for any of the Company’s indebtedness.

Additionally, we believe we could obtain mortgages on, or pledge to a secured facility, one or all of our seven unencumbered hotels: Fairmont Newport Beach, Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Los Angeles Airport, Residence Inn by Marriott Rochester, and Sheraton Cerritos. These seven hotels had an aggregate of 2,351 rooms as of December 31, 2009, and generated $116.5 million in revenue during 2009.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a portion of our excess cash balance in 2010 towards selective acquisitions of upper upscale hotels.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2009 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,206,990	$153,778	$64,427	$34,703	$954,082
Notes payable on operations held for non-sale disposition (1)	209,620	209,620	—	—	—
Notes payable on hotel properties held in receivership (2)	94,249	94,249	—	—	—
Interest obligations on notes payable	443,407	64,847	115,421	108,825	154,314
Interest obligations on notes payable on operations held for non-sale disposition (3)	1,803	1,803	—	—	—
Interest obligations on notes payable on hotel properties held in receivership (4)	2,276	2,276	—	—	—
Operating lease obligations	306,668	4,467	8,244	8,403	285,554
Operating lease obligations on operations held for non-sale disposition (5)	5,347	221	442	442	4,242
Construction commitments	8,680	8,680	—	—	—
Employment obligations	2,513	888	1,300	325	—

Total	$2,281,553	$540,829	$189,834	$152,698	$1,398,192

(1)	Notes payable on operations held for non-sale disposition currently includes the Marriott Ontario Airport and the Mass Mutual eight hotels. Due to our elective defaults on the non-recourse mortgages secured by the Marriott Ontario Airport and the Mass Mutual eight hotels, these two mortgages have been classified in their entirety as current obligations as of December 31, 2009.
(2)	Notes payable on hotel properties held in receivership currently includes the W San Diego and the Renaissance Westchester. Due to our elective defaults on the non-recourse mortgages secured by the W San Diego and the Renaissance Westchester, and the subsequent transfers of these two hotels to court-appointed receivers effective September 30, 2009, and December 28, 2009, respectively, we deconsolidated these hotels. As of December 31, 2009, the $65.0 million non-recourse mortgage for the W San Diego, along with the $29.2 million non-recourse mortgage for the Renaissance Westchester have been classified in their entirety as current obligations, and are included in “other current liabilities of discontinued operations, net” on our balance sheet.
(3)	Due to our elective defaults on the mortgages secured by the Marriott Ontario Airport and the Mass Mutual eight hotels, interest obligations on notes payable on operations held for non-sale disposition includes interest obligations only through December 31, 2009.
(4)	Due to our elective defaults on the mortgages secured by the W San Diego and the Renaissance Westchester, interest obligations on notes payable on hotel properties held in receivership includes interest obligations only through December 31, 2009.
(5)	Operating lease obligations on operations held for non-sale disposition includes the operating lease obligations on two hotels included in the Mass Mutual eight hotels.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $44.1 million in our hotels during 2009. Our renovation budget for 2010 includes $8.7 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixture and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 3.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2009, $23.5 million was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interests in the W San Diego, the Renaissance Westchester and two joint ventures. For further discussion of the W San Diego, the Renaissance Westchester and our two joint ventures and their effect on our financial condition, results of operations and cash flows, see Notes 4 and 6 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our comparable hotel portfolio by quarter during 2007 and 2008, and our 29 hotel portfolio by quarter for 2008 and 2009 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2007 Comparable Hotel Portfolio (27 Hotels) (1)	$138,520	$160,218	$158,307	$182,812	$639,857
2007 revenues as a percentage of total	21.7%	25.0%	24.7%	28.6%	100.0%
2008 Comparable Hotel Portfolio (27 Hotels) (1)	$142,997	$165,590	$157,963	$169,236	$635,786
2008 revenues as a percentage of total	22.6%	26.0%	24.8%	26.6%	100.0%
2008 Total Hotel Portfolio Held for Investment (29 Hotels) (2)	$169,686	$194,817	$182,023	$199,346	$745,872
2008 revenues as a percentage of total	22.8%	26.1%	24.4%	26.7%	100.0%
2009 Total Hotel Portfolio Held for Investment (29 Hotels) (2)	$146,029	$150,623	$145,215	$163,543	$605,410
2009 revenues as a percentage of total	24.1%	24.9%	24.0%	27.0%	100.0%

(1)	Includes all hotel properties owned on December 31, 2009, excluding the W San Diego and the Renaissance Westchester held in receivership and included in discontinued operations and the Marriott Ontario Airport and the Mass Mutual eight hotels held for non-sale disposition, and excluding hotels that experienced material disruption during the reporting periods (Renaissance Baltimore and Renaissance Orlando at SeaWorld®).
(2)	Includes all hotel properties owned on December 31, 2009, excluding the W San Diego and the Renaissance Westchester held in receivership and included in discontinued operations and the Marriott Ontario Airport and the Mass Mutual eight hotels held for non-sale disposition.

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

•

Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, operating income of the properties, the need for capital expenditures, as well as specific market and economic conditions. In conjunction with this review during 2009, we recorded an impairment loss of $217.7 million, including $25.4 million to property and goodwill impairment losses, $97.1 million to property and goodwill impairment loss of operations held for non-sale disposition, and $95.2 million to discontinued operations to reduce the carrying values of 11 hotels on our balance sheet to their fair values. In addition, in March 2009 we recorded an impairment loss of $1.4 million to property and goodwill impairment losses related to the write-off of deferred costs associated with a potential time share development, and an impairment loss of $0.1 million to property and goodwill impairment losses related to a parcel of land adjacent to one of our hotels which was sold in June 2009. During the fourth quarter of 2009, our Doubletree Guest Suites Times Square joint venture recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the partners’ equity in the joint venture to a deficit. We have no guaranteed obligations to fund any losses of the partnership; therefore in accordance with the Investments—Equity Method and Joint Ventures Topic of the FASB ASC, our impairment loss was limited to our remaining $26.0 million investment in the partnership. This impairment charge was taken against equity in net losses of unconsolidated joint ventures, effectively reducing our investment in the partnership to zero on our balance sheet as of December 31, 2009.

We account for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as the Fair Value Measurements and Disclosures Topic of the FASB ASC for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using Level 3 measurements. During the first, second and third quarters of 2009, in light of the continuing decline in the economic environment, we determined that an intra-year impairment analysis should be performed as of March 31, 2009, June 30, 2009 and September 30, 2009. In conjunction with our first quarter impairment evaluation, we determined that the goodwill associated with four of our hotels was impaired as of March 31, 2009, and, accordingly, we recorded an impairment loss of $3.6 million to property and goodwill impairment losses. In conjunction with our second quarter impairment evaluation, we determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels were impaired as of June 30, 2009, and, accordingly, we recorded an impairment loss of $1.1 million to property and goodwill impairment losses. In conjunction with our third quarter impairment evaluation, we determined that the goodwill associated with one of the hotels impaired during the second quarter was further impaired as of September 30, 2009, and, accordingly, we recorded an impairment loss of $2.2 million to property and goodwill impairment losses. The goodwill impairments recorded in conjunction with the Company’s 2009 impairment evaluations noted above totaled $6.9 million, of which $3.9 million was recorded to property and goodwill impairment losses, and $3.0 million was recorded to property and goodwill impairment losses of operations held for non-sale disposition.

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

In May 2008, the FASB issued a pronouncement which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Senior Notes are within the scope of this pronouncement. This change in methodology affects our calculations of net income and earnings per share as the interest rate increases to 6.5% based on our non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase our cash interest payments. Upon our adoption of this pronouncement on January 1, 2009, we decreased notes payable and increased equity by $16.5 million. The $16.5 million was comprised of the original debt discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. Interest expense for the years ended December 31, 2009, 2008 and 2007 includes $1.8 million, $3.5 million and $1.8 million, respectively, in accretion of the Senior Notes.

In June 2008, the FASB issued a pronouncement which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share are adjusted retrospectively to conform with the provisions of this pronouncement. Early adoption was not permitted. The adoption of this pronouncement impacted our calculations of earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 as distributed and undistributed earnings representing non-forfeitable dividends of $0.4 million, $0.8 million and $1.2 million, respectively, were allocated to the participating securities.

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

In May 2009, the FASB issued a pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. This pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not materially impact the Company. The Company has evaluated subsequent events through the date of issuance of its December 31, 2009 financial statements, February 23, 2010.

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

In June 2009, the FASB issued a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental GAAP. The ASC did not change GAAP but reorganizes the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on our consolidated financial condition, results of operations or cash flow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At December 31, 2009, none of our outstanding debt was subject to variable interest rates.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 54, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009, 2008, and 2007 of Sunstone Hotel Investors, Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 23, 2010

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2009:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,680	$17.71	(1)	1,542,485

(1)	The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2009. The remaining equity awards granted under the 2004 Long-Term Incentive Plan do not have exercise prices.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. See Index to Financial Statements and Schedules on page F-1.

(a)(2)	Financial Statement Schedules. See Index to Financial Statements and Schedules on page F-1.

(a)(3)	Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on August 5, 2008).

3.3	Articles Supplementary for Series A preferred stock (incorporated by reference to Exhibit 3.3 to Form 10-K filed by the Company on February 12, 2009).

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A preferred stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 11, 2006).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2	Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3	Form of Specimen Certificate of Series A preferred stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-123102) filed by the Company).

4.4	Form of Specimen Certificate of Series C preferred stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.5 to Form 10-Q filed by the Company on June 30, 2005).

4.5	Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Company on August 8, 2007).

4.6	First Supplemental Indenture, dated as of June 18, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Form 10-Q filed by the Company on August 8, 2007).

4.7	Second Supplemental Indenture, dated as of June 27, 2007, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to Form 10-Q filed by the Company on August 8, 2007).

4.8	Third Supplemental Indenture, dated as of July 29, 2008, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Company on May 7, 2009).

4.9	Fourth Supplemental Indenture, dated as of May 20, 2009, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on May 22, 2009).

10.1	Registration Rights Agreement between Security Capital Preferred Growth Incorporated and Sunstone Hotel Investors, Inc., dated June 28, 2005 (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-11 (File No. 333-127975) filed by the Company).

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 15, 2006).

Exhibit Number	Description

10.3.2	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K filed by the Company on February 12, 2009).

10.3.3	Management Agreement Letter Amendment dated as of June 1, 2006.

10.4	Amended and Restated Loan Agreement, dated October 26, 2004, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed by the Company on February 22, 2005).

10.4.1	Joinder, Amendment, Ratification and Consent to Amended and Restated Loan Agreement, dated December 22, 2005, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.11.1 to Form 10-K filed by the Company on February 15, 2006).

10.4.2	Second Amendment to Amended and Restated Loan Agreement, dated as of April 13, 2007, among the borrowers named therein, the Lenders and Massachusetts Mutual Life Insurance Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 8, 2007).

10.5	Amended and Restated Loan Agreement, dated January 31, 2003, between the borrowers named therein and Bear Stearns Commercial Mortgage, Inc., as Lender (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.5.1	First Amendment to Amended and Restated Loan Agreement, dated February 25, 2003, between the borrowers named therein and LaSalle Bank National Association, as Trustee, in trust for the Holders of Bear Stearns Commercial Mortgage Securities Inc. Commercial Mortgage Pass-Through Certificates, Series 2003-West, as Lender (incorporated by reference to Exhibit 10.5.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.6	2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended effective May 1, 2007 (incorporated by reference to Exhibit 4.3 to Form S-8, filed by the Company on November 6, 2008).

10.6.1	Amendment to the 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6.1 to Form 10-K filed by the Company on February 12, 2009).

10.7	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 5, 2008).

10.8	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on February 23, 2005).

10.9	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on February 23, 2005).

10.10	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.11	Amended and Restated Credit Agreement, dated June 26, 2009, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc., the initial Lenders, the Initial Issuing Bank, the Swing Line Bank, Citicorp North America, Inc., as Administrative Agent and as Collateral Agent, Wachovia Bank, N.A., as syndication agent, Calyon New York Branch, as co-syndication agent, Keybank National Association, as documentation agent, and Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 5, 2009).

Exhibit Number	Description

10.12	Form of Senior Management Incentive Plan of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13	Form of Employment Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.13.1	Amendment to Employment Arrangements, dated as of March 19, 2007, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 2, 2007).

10.13.2	Amendment No. 2 to Employment Agreement, effective as of July 21, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Form 8-K, filed by the Company on June 23, 2008).

10.13.3	Amendment No. 3 to Employment Agreement, effective as of December 31, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Exhibit 10.13.3 to Form 10-K filed by the Company on February 12, 2009).

10.13.4	Retirement Benefit Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.5	Amendment No. 1 to Retirement Benefit Agreement, dated December 27, 2006, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.6	Amendment No. 2 to Retirement Benefit Agreement, dated July 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.7	Amendment No. 3 to Retirement Benefit Agreement, effective as of December 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.13.17 to Form 10-K filed by the Company on February 12, 2009).

10.13.8	Waiver Agreement, dated as of February 19, 2010, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter.

10.13.9	Trust Under Retirement Benefit Agreement, dated July 31, 2008, Related to The Retirement Benefit Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.10	Split-Dollar Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 5, 2008).

10.13.11	Stock Option Award Agreement, dated as of April 28, 2008, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 8, 2008).

10.14	Employment Agreement, dated as of June 19, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 5, 2008).

10.14.1	Amendment No. 1 to Employment Agreement, dated as of January 22, 2009, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 7, 2009).

10.14.2	Waiver Agreement, dated as of February 19, 2010, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr.

10.15	Employment Offer Letter, dated as of March 20, 2007, from Sunstone Hotel Investors, Inc. to Christopher M. Lal (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 8, 2008).

10.15.1	Amendment No. 1 to Employment Offer Letter, dated as of December 22, 2008, from Sunstone Hotel Investors, Inc. to Christopher M. Lal (incorporated by reference to Exhibit 10.15.1 to Form 10-K filed by the Company on February 12, 2009).

10.15.2	Severance Agreement, dated as of May 8, 2009, between Sunstone Hotel Investors, Inc. and Christopher M. Lal (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 14, 2009).

Exhibit Number	Description

10.16	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K, filed by the Company on July 17, 2005).

10.17	Change in Control Agreement, dated as of February 15, 2007, between Sunstone Hotel Investors, Inc. and Kenneth E. Cruse (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 8, 2007).

10.17.1	Amendment No. 1 to Change in Control Agreement, effective as of December 31, 2008, between Sunstone Hotel Investors, Inc. and Kenneth E. Cruse (incorporated by reference to Exhibit 10.18.1 to Form 10-K filed by the Company on February 12, 2009).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 3, 2007).

10.19	Employment Offer Letter, dated as of April 19, 2006, from Sunstone Hotel Investors, Inc. to Marc A. Hoffman.

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 8-K, filed by the Company on November 10, 2008).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2010	/S/ ARTHUR L. BUSER, JR.
Arthur L. Buser, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT A. ALTER	Executive Chairman	February 23, 2010
Robert A. Alter

/S/ LEWIS N. WOLFF	Co-Chairman	February 23, 2010
Lewis N. Wolff

/S/ ARTHUR L. BUSER, JR.	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010
Arthur L. Buser, Jr.

/S/ KENNETH E. CRUSE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2010
Kenneth E. Cruse

/S/ Z. JAMIE BEHAR	Director	February 23, 2010
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 23, 2010
Thomas A. Lewis, Jr.

/S/ KEITH M. LOCKER	Director	February 23, 2010
Keith M. Locker

/S/ KEITH P. RUSSELL	Director	February 23, 2010
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009 the Company adopted Staff Position No. APB 14-1, later codified in ASC 470-20, “Debt with Conversion and Other Options,” and also adopted FASB Staff Position No. EITF 03-6-1, later codified in ASC 260-10, “Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” All years and periods presented have been reclassified to conform to the adopted accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 23, 2010

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$358,610	$176,102
Restricted cash	39,147	36,485
Accounts receivable, net	22,624	31,335
Due from affiliates	62	109
Inventories	2,446	2,490
Prepaid expenses	7,423	7,113
Investment in hotel properties of discontinued operations, net	—	225,165
Other current assets of discontinued operations, net	—	7,524
Investment in hotel properties of operations held for non-sale disposition, net	118,814	—
Other current assets of operations held for non-sale disposition, net	8,235	5,459

Total current assets	557,361	491,782
Investment in hotel properties, net	1,923,392	2,004,914
Investment in hotel properties of operations held for non-sale disposition, net	—	222,732
Other real estate, net	14,044	14,640
Investments in unconsolidated joint ventures	542	28,770
Deferred financing costs, net	7,300	9,913
Goodwill	4,673	8,621
Other assets, net	6,218	17,991
Other assets of operations held for non-sale disposition, net	—	6,248

Total assets	$2,513,530	$2,805,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,425	$15,519
Accrued payroll and employee benefits	9,092	8,096
Due to Interstate SHP	9,817	13,785
Dividends payable	5,137	12,499
Other current liabilities	21,910	27,498
Current portion of notes payable	153,778	11,840
Current portion of notes payable of operations held for non-sale disposition	209,620	550
Other current liabilities of discontinued operations, net	40,451	100,052
Other current liabilities of operations held for non-sale disposition	7,362	5,766

Total current liabilities	469,592	195,605
Notes payable, less current portion	1,050,019	1,377,943
Notes payable, less current portion of operations held for non-sale disposition	—	211,167
Other liabilities	7,256	6,334
Other liabilities of operations held for non-sale disposition	—	54

Total liabilities	1,526,867	1,791,103
Commitments and contingencies (Note 15)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2009 and 2008, liquidation preference of $24.375 per share	99,896	99,696
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2009 and 2008, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 96,904,075 shares issued and outstanding at December 31, 2009 and 47,864,654 shares issued and outstanding at December 31, 2008	969	479
Additional paid in capital	1,119,005	829,274
Retained earnings (deficit)	(8,949)	260,659
Cumulative dividends	(397,527)	(347,922)
Accumulated other comprehensive loss	(2,981)	(3,928)

Total stockholders’ equity	886,767	914,812

Total liabilities and stockholders’ equity	$2,513,530	$2,805,611

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
REVENUES
Room	$408,150	$504,104	$492,240
Food and beverage	161,963	201,952	199,831
Other operating	53,744	59,140	53,686
Revenues of operations held for non-sale disposition	93,966	116,298	120,353

Total revenues	717,823	881,494	866,110

OPERATING EXPENSES
Room	98,382	110,444	106,589
Food and beverage	118,629	145,576	144,518
Other operating	26,916	29,823	29,755
Advertising and promotion	35,693	39,219	37,932
Repairs and maintenance	27,360	29,579	27,769
Utilities	24,895	28,731	25,840
Franchise costs	20,656	24,658	23,770
Property tax, ground lease, and insurance	43,352	44,993	43,791
Property general and administrative	72,823	86,797	86,055
Corporate overhead	25,242	21,511	27,849
Depreciation and amortization	93,795	93,759	89,925
Operating expenses of operations held for non-sale disposition	87,007	96,548	96,433
Property and goodwill impairment losses	30,852	57	—
Property and goodwill impairment losses of operations held for non-sale disposition	100,143	—	—

Total operating expenses	805,745	751,695	740,226

Operating income (loss)	(87,922)	129,799	125,884
Equity in net losses of unconsolidated joint ventures	(27,801)	(1,445)	(3,588)
Interest and other income	1,388	3,639	8,880
Interest and other income of operations held for non-sale disposition	9	69	103
Interest expense	(76,539)	(83,176)	(77,463)
Interest expense of operations held for non-sale disposition	(15,036)	(13,016)	(10,750)
Gain (loss) on extinguishment of debt	54,506	—	(417)

Income (loss) from continuing operations	(151,395)	35,870	42,649
Income (loss) from discontinued operations	(118,213)	35,368	81,227

NET INCOME (LOSS)	(269,608)	71,238	123,876
Dividends paid on unvested restricted stock compensation	(447)	(814)	(1,007)
Preferred stock dividends and accretion	(20,749)	(20,884)	(20,795)
Undistributed income allocated to unvested restricted stock compensation	—	—	(222)
Undistributed income allocated to Series C preferred stock	—	—	(1,397)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(290,804)	$49,540	$100,455

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(2.47)	$0.26	$0.33
Income (loss) from discontinued operations	(1.70)	0.66	1.37

Basic income available (loss attributable) to common stockholders per common share	$(4.17)	$0.92	$1.70

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(2.47)	$0.26	$0.33
Income (loss) from discontinued operations	(1.70)	0.66	1.37

Diluted income available (loss attributable) to common stockholders per common share	$(4.17)	$0.92	$1.70

Weighted average common shares outstanding:
Basic	69,820	53,633	58,998

Diluted	69,820	53,662	59,139

Dividends declared per common share	$—	$1.80	$1.31

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2006	7,050,000	$176,250	57,775,089	$578	$958,591	$65,545	$(163,181)	$(1,289)	$1,036,494
Net proceeds from sale of common stock			4,000,000	40	110,388				110,428
Vesting of restricted common stock			169,992	1	5,167				5,168
Repurchase of outstanding common stock			(3,129,810)	(31)	(86,392)		834		(85,589)
Retrospective adjustment due to adoption of APB 14-1					21,799				21,799
Common dividends and dividends payable at $1.31 per share							(78,723)		(78,723)
Series A preferred dividends and dividends payable at $2.00 per share							(14,100)		(14,100)
Series C preferred dividends and dividends payable at $1.583 per share							(6,495)		(6,495)
Accretion of discount on Series C preferred stock					(200)				(200)
Net income						123,876			123,876
Pension liability adjustment								104	104

Comprehensive income									123,980

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	7,050,000	$176,250	58,815,271	$588	$1,009,353	$189,421	$(261,665)	$(1,185)	$1,112,762
Vesting of restricted common stock			157,869	2	4,477				4,479
Repurchase of outstanding common stock			(11,108,486)	(111)	(184,356)				(184,467)
Common dividends and dividends payable at $1.20 per share							(65,573)		(65,573)
Series A preferred dividends and dividends payable at $2.00 per share							(14,100)		(14,100)
Series C preferred dividends and dividends payable at $1.605 per share							(6,584)		(6,584)
Accretion of discount on Series C preferred stock					(200)				(200)
Net income						71,238			71,238
Pension liability adjustment								(2,743)	(2,743)

Comprehensive income									68,495

Balance at December 31, 2008	7,050,000	176,250	47,864,654	479	829,274	260,659	(347,922)	(3,928)	914,812
Net proceeds from sale of common stock			43,700,000	437	256,638				257,075
Vesting of restricted common stock			290,264	3	4,287				4,290
Common dividends at $0.60 per share			5,049,157	50	29,006		(29,056)		—
Series A preferred dividends and dividends payable at $2.00 per share							(14,100)		(14,100)
Series C preferred dividends and dividends payable at $1.572 per share							(6,449)		(6,449)
Accretion of discount on Series C preferred stock					(200)				(200)
Net loss						(269,608)			(269,608)
Pension liability adjustment								947	947

Comprehensive loss									(268,661)

Balance at December 31, 2009	7,050,000	$176,250	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$886,767

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(269,608)	$71,238	$123,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	5,976	671	538
(Gain) loss on sales of hotel properties, other real estate and 50% interest in subsidiary, net	12,677	(26,013)	(66,019)
(Gain) loss on extinguishment of debt	(54,506)	—	417
Depreciation	110,642	117,137	117,544
Amortization of deferred franchise fees and other intangibles	418	2,277	5,701
Amortization of deferred financing costs	2,673	1,702	1,859
Amortization of loan discounts and premiums, net	1,813	3,505	1,543
Amortization of deferred stock compensation	4,055	3,975	5,168
Property and goodwill impairment losses	226,145	2,904	—
Equity in net losses of unconsolidated joint ventures	27,801	1,445	3,588
Changes in operating assets and liabilities:
Restricted cash	(1,783)	2,130	11,234
Accounts receivable	9,903	604	3,707
Due from affiliates	47	823	451
Inventories	290	7	(104)
Prepaid expenses and other assets	2,008	1,555	(6,748)
Accounts payable and other liabilities	(4,537)	(12,249)	6,643
Accrued payroll and employee benefits	712	(9,281)	6,137
Due to Interstate SHP	(3,942)	(2,891)	(1,556)
Discontinued operations	(727)	301	684
Operations held for non-sale disposition	38	162	199

Net cash provided by operating activities	70,095	160,002	214,862

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties, other real estate and 50% interest in subsidiary	64,073	360,395	185,728
Restricted cash – replacement reserve	(1,823)	5,136	5,993
Proceeds received from sale of note receivable	—	—	29,047
Cash received from unconsolidated joint ventures	500	5,675	426
Acquisitions of hotel properties and land	—	(30,695)	(403,249)
Renovations and additions to hotel properties and other real estate	(44,105)	(94,697)	(135,231)

Net cash provided by (used in) investing activities	18,645	245,814	(317,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	269,100	—	110,895
Payment of common stock offering costs	(12,025)	—	(467)
Payments for repurchases of outstanding common stock	—	(184,467)	(86,423)
Proceeds from notes payable	60,000	181,000	609,000
Payments on notes payable	(74,406)	(190,386)	(387,494)
Payments for repurchases of notes payable and costs	(117,450)	—	—
Payments of deferred financing costs	(3,540)	(117)	(7,506)
Dividends paid	(27,911)	(99,753)	(96,315)

Net cash provided by (used in) financing activities	93,768	(293,723)	141,690

Net increase in cash and cash equivalents	182,508	112,093	39,266
Cash and cash equivalents, beginning of year	176,102	64,009	24,743

Cash and cash equivalents, end of year	$358,610	$176,102	$64,009

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$91,407	$97,431	$94,648

NONCASH INVESTING ACTIVITY
Deconsolidation of assets	$60,770	$—	$—

Deconsolidation of liabilities	$101,221	$—	$—

Amortization of deferred stock compensation – construction activities	$188	$457	$—

Amortization of deferred stock compensation – unconsolidated joint venture	$47	$47	$—

Forgiveness of interest on note receivable	$(1,050)	$—	$—

Receipt of note receivable	$—	$2,000	$—

Sale of 50% interest in subsidiary

Assets	$—	$—	$1,235

Liabilities	$—	$—	$908

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$29,056	$—	$—

Dividends payable	$5,137	$12,499	$25,995

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2009, the Company owned 38 hotels, excluding the W San Diego and the Renaissance Westchester held in receivership and included in discontinued operations. The Company is currently in the process of transferring ownership and control of nine of the 38 hotels to court-appointed receivers, leaving 29 hotels (the “29 hotels”) currently held for investment. The Company has reclassified the assets, liabilities and operating results of these nine hotels to “operations held for non-sale disposition” on its balance sheets, statements of operations and cash flows. The Company’s third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 23 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 12 of the Company’s hotels; and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”) , each managers of one of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the most recent financial statement presentation, including changes resulting from the adoptions of ASC 470-20 (defined below) and ASC 260-10 (defined below) issued by the Financial Accounting Standards Board (the “FASB”), as well as from the reclassification of the W San Diego and the Renaissance Westchester to discontinued operations and the Marriott Ontario Airport and eight of the 11 hotels securing the non-recourse loan with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight hotels”) to “operations held for non-sale disposition” discussed later in this Note 2.

The Company has evaluated subsequent events through the date of issuance of these financial statements, February 23, 2010.

Adjustment of Previously Issued Financial Statements

In May 2008, the FASB issued Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption was prohibited. The Operating Partnership’s 4.60% exchangeable senior notes due 2027 (the “Senior Notes”) are within the scope of ASC 470-20. This change in methodology affects the Company’s calculations of net income and earnings per share as the interest rate increases to 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. This change in methodology does not increase the Company’s cash interest payments. Upon the Company’s adoption of this pronouncement on January 1, 2009, the Company decreased notes payable and increased equity by $16.5 million. The $16.5 million was comprised of the original debt

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount adjustment of $21.8 million less discount accretion of $5.3 million from June 2007 through December 2008. Interest expense for the years ended December 31, 2009, 2008 and 2007 includes $1.8 million, $3.5 million and $1.8 million, respectively, in accretion of the Senior Notes.

On January 1, 2009, the Company adopted FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in the Earnings Per Share Topic of the FASB ASC. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively. The adoption of this pronouncement impacted the Company’s calculations of earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 as distributed and undistributed earnings representing non-forfeitable dividends of $0.4 million, $0.8 million and $1.2 million, respectively were allocated to the participating securities.

As a result of the adoptions of the pronouncements noted above on January 1, 2009 and the reclassifications of the W San Diego and the Renaissance Westchester to discontinued operations and the Marriott Ontario Airport and the Mass Mutual eight hotels to “operations held for non-sale disposition,” the Company has restated its December 31, 2008 consolidated balance sheet for the year ended December 31, 2008, as well as its consolidated statements of stockholders’ equity and statements of operations for the years ended December 31, 2008 and 2007, as follows (in thousands, except per share data):

		Adjustments
	As previously reported	ASC 470-20	ASC 260-10	As adjusted
As of December 31, 2007:
Additional paid in capital	$987,554	$21,799	$—	$1,009,353
Retained earnings	$191,208	$(1,787)	$—	$189,421

For the year ended December 31, 2007:
Interest expense (1)	$75,676	$1,787	$—	$77,463
Net income	$125,663	$(1,787)	$—	$123,876
Net income per share – basic	$1.75	$(0.03)	$(0.02)	$1.70
Net income per share – diluted	$1.75	$(0.03)	$(0.02)	$1.70

As of December 31, 2008:
Notes payable, less current portion (1)	$1,394,450	$(16,507)	$—	$1,377,943
Additional paid in capital	$807,475	$21,799	$—	$829,274
Retained earnings	$265,951	$(5,292)	$—	$260,659

For the year ended December 31, 2008:
Interest expense (1)	$79,671	$3,505	$—	$83,176
Net income	$74,743	$(3,505)	$—	$71,238
Net income per share – basic	$1.00	$(0.06)	$(0.02)	$0.92
Net income per share – diluted	$1.00	$(0.06)	$(0.02)	$0.92

(1)	The amounts shown in the “As previously reported” column have been adjusted to reflect the reclassification of the W San Diego and the Renaissance Westchester to discontinued operations, and the Marriott Ontario Airport and the Mass Mutual eight hotels to “operations held for non-sale disposition.” Adjustments for the W San Diego were as follows (in thousands): notes payable, less current portion $(65,000); interest expense for the year ended December 31, 2008 $(4,070); and interest expense for the year ended December 31, 2007 $(4,057). Adjustments for the Renaissance Westchester were as follows (in thousands): notes payable, less current portion $(29,146); interest expense for the year ended December 31, 2008 $(1,532); and interest expense for the year ended December 31, 2007 $(1,531). Adjustments for the Marriott Ontario Airport were as follows (in thousands): notes payable, less current portion $(25,406); interest expense for the year ended December 31, 2008 $(1,437); and interest expense for the year ended December 31, 2007 $(1,457). Adjustments for the Mass Mutual eight hotels were as follows (in thousands): notes payable, less current portion $(185,761); interest expense for the year ended December 31, 2008 $(11,579); and interest expense for the year ended December 31, 2007 $(9,293).

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the one less day included in Marriott’s 2009 results of operations, the Company estimates it recorded $0.2 million less in revenue and approximately $41,000 less in net income based on the average daily revenues and income generated by its Marriott managed hotels during 2009. Due to the five extra days included in Marriott’s 2008 results of operations, the Company estimates it recorded an additional $3.1 million in revenue and approximately $0.8 million in additional net income based on the average daily revenues and income generated by its Marriott managed hotels during 2008.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2009 and 2008, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at December 31, 2009 and 2008 includes an allowance for doubtful accounts of $0.1 million, and $0.3 million, respectively, all of which is included in continuing operations. At December 31, 2009 and 2008, the Company had approximately $2.6 million and $4.9 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either December 31, 2009 or 2008 as all amounts have been deemed to be collectible.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis. In addition, inventories include linens leased to customers of our commercial laundry facilities, which are carried at their historical cost basis, less accumulated amortization.

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

Intangible assets consist of two easement agreements and one ground lease with use rights agreement, and are recorded at fair value. One of the easement agreements and the ground lease with use rights agreement are amortized using the straight-line method over the remaining non-cancelable term of the related agreement, 82 to 89 years. The cost basis of these two intangible assets totaled $24.4 million and $26.0 million at December 31, 2009 and 2008, respectively. During the second quarter of 2009, the Company recorded an impairment loss of $1.6 million related to one of the easement agreements. This impairment loss was included in the $25.4 million impairment loss recorded to property and goodwill impairment losses in order to reduce the carrying value of the Marriott Del Mar to its fair value. Accumulated amortization amounted to $1.1 million and $0.9 million at December 31, 2009 and 2008, respectively. Amortization expense for these two intangible assets amounted to $0.3 million for both of the years ended December 31, 2009 and 2008, respectively, and will be $0.3 million every year thereafter until the agreements expire. The second easement agreement, recorded at fair value of $9.7 million, has an indefinite useful life, and, therefore, is not amortized. This non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

Initial franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its properties, taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. When an impairment loss is required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Operating results of any long-lived assets with their own identifiable cash flows that are disposed of or held for sale are removed from income from continuing operations and reported as discontinued operations. Depreciation ceases when a property is held for sale. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations.

In conjunction with its 2009 review, the Company recorded hotel property impairment losses totaling $217.7 million, including $25.4 million to property and goodwill impairment losses, $97.1 million to property and goodwill impairment losses of operations held for non-sale disposition, and $95.2 million to discontinued operations to reduce the carrying values of 11 hotels on its balance sheet to their fair values. The 11 hotels and their respective impairment losses for the year ended December 31, 2009 were: Marriott Del Mar $25.4 million; Marriott Ontario Airport $8.9 million; Marriott Provo $11.2 million; Holiday Inn Downtown San Diego $7.2 million; Holiday Inn Express San Diego (Old Town) $1.4 million; Marriott Salt Lake City (University Park) $6.8 million; Hilton Huntington $41.1 million; Renaissance Atlanta Concourse $20.5 million; Hyatt Suites Atlanta Northwest $4.9 million; W San Diego $60.0 million; and Renaissance Westchester $30.3 million. In addition, in March 2009 the Company recorded an impairment loss of $1.4 million to property and goodwill impairment losses related to the write-off of deferred costs associated with a potential time share development, and an impairment loss of $0.1 million to property and goodwill impairment losses related to a parcel of land adjacent to one of its hotels, which was sold in June 2009. In 2008, the Company recorded an impairment loss to property and goodwill impairment losses of $0.1 million on a vacant parcel of land, which was sold in January 2009. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets held for use or held for non-sale disposition, and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2009.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2009 and 2008, approximately $3.5 million and $0.1 million, respectively, were incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans. Upon repayment or modification of the underlying debt, any related unamortized deferred financing cost is charged to interest expense. Unamortized deferred financing costs written off and charged to interest expense due to the repayment or modification of the underlying debt totaled $0.3 million for the year ended December 31, 2009, and zero for both of the years ended December 31, 2008 and 2007. In addition, interest expense of discontinued operations for the year ended December 31, 2007 includes the write off of unamortized deferred financing costs of $0.4 million.

Total amortization of deferred financing costs was $2.4 million, $1.7 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of deferred financing costs included in interest expense was $1.8 million, $1.1 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense of operations held for non-sale disposition included amortization of deferred financing costs of $0.5 million for the years ended December 31, 2009 and 2008, and $0.4 million for the year ended December 31, 2007. Discontinued operations included amortization of deferred financing costs of $25,000, $27,000 and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

The Company follows the requirements of the Intangibles – Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property. If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

During the first, second and third quarters of 2009, in light of the continuing decline in the economic environment, the Company determined that an intra-year impairment analysis should be performed as of March 31, 2009, June 30, 2009 and September 30, 2009. In conjunction with its first quarter impairment evaluation, the Company determined that the goodwill associated with four of its hotels was impaired as of March 31, 2009, and, accordingly, the Company recorded an impairment loss of $3.6 million to property and goodwill impairment losses. In conjunction with its second quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the first quarter plus two additional hotels was impaired as of June 30, 2009, and, accordingly, the Company recorded an impairment loss of $1.1 million to property and goodwill impairment losses. In conjunction with its third quarter impairment evaluation, the Company determined that the goodwill associated with one of the hotels impaired during the second quarter was further impaired as of September 30, 2009, and, accordingly, the Company recorded an impairment loss of $2.2 million to property and goodwill impairment losses. The goodwill impairments recorded in conjunction with the Company’s 2009 impairment evaluations noted above totaled $6.9 million, of which $3.9 million was recorded to property and goodwill impairment losses and $3.0 million to property and goodwill impairment losses of operations held for non-sale disposition. As part of its 2008 annual impairment evaluation, the Company determined that the goodwill associated with its Marriott Napa Valley hotel should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million in December 2008 to property and goodwill impairment losses. In conjunction with the sale of seven hotel properties during the second and fourth quarters of 2007, the Company wrote off the goodwill associated with these properties totaling $6.0 million against gain on sale of hotels in 2007. The 2008 and 2007 amounts are included in income from discontinued operations.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, goodwill consisted of the following (in thousands):

	2009	2008
Balance at beginning of year	$8,621	$16,251
Goodwill impairment loss – operations held for investment	(3,948)	—
Goodwill impairment loss – discontinued operations	—	(2,847)
Reclass to other current assets of operations held for non-sale disposition, net	—	(4,783)

Balance at end of year	$4,673	$8,621

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $8.2 million and $7.6 million at December 31, 2009 and 2008, respectively. Accumulated depreciation amounted to $7.1 million and $6.5 million at December 31, 2009 and 2008, respectively. Property and equipment net of related accumulated depreciation is included in other assets, net.

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

Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirement of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 2 measurements at $1.8 million and $1.7 million as of December 31, 2009 and 2008, respectively. These amounts are included in other assets, net in the accompanying balance sheets.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 2 measurements at $1.8 million and $1.7 million as of December 31, 2009 and 2008, respectively. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

The Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company used terminal capitalization rates ranging between 8.1% and 9.6% in its analyses, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate.

The Company also has analyzed the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company used discount rates ranging between 13.0% and 13.8%, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates ranging between 8.1% and 9.6% in its 2009 analyses, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of December 31, 2009 and 2008, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the Marriott Ontario Airport and the Mass Mutual eight hotels, totaled $1.4 billion and $1.6 billion as of December 31, 2009 and 2008, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 8.1% and 9.6%, the Company estimates that the fair market value of its debt as of December 31, 2009 and 2008 totaled $1.2 billion and $1.4 billion, respectively.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Investment in hotel properties, net	$25,488	$—	$—
Investment in hotel properties of discontinued operations, net	95,150	2,847	—
Investment in hotel properties of operations held for non-sale disposition, net	97,136	—	—
Goodwill	3,948	—	—
Other real estate, net	—	57	—
Other assets, net	1,416	—	—
Investment in unconsolidated joint ventures	26,007	—	—
Other current assets of operations held for non-sale disposition, net (1)	3,007	—	—

Total Level 3 measurement impairment losses included in earnings	$252,152	$2,904	$—

(1)	Includes goodwill impairment losses recorded on operations held for non-sale disposition.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2009 and 2008 (in thousands):

	Total December 31, 2009	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
Assets:
Investment in hotel properties of operations held for non-sale disposition, net (1)	$69,272	$—	$—	$69,272
Life insurance policy	1,814	—	1,814	—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (2)	1,174	—	—	1,174

Total assets	$76,933	$—	$1,814	$75,119

Liabilities:
Retirement benefit agreement	$1,814	$—	$1,814	$—

Total liabilities	$1,814	$—	$1,814	$—

(1)	Includes the six hotel properties that were impaired and recorded at fair value as of December 31, 2009.
(2)	Goodwill of operations held for non-sale disposition is included in other current assets of operations held for non-sale disposition, net.

	Total December 31, 2008	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
Assets:
Life insurance policy	$1,660	$—	$1,660	$—
Other real estate, net	265	—	265	—
Goodwill	8,621	—	—	8,621

Total assets	$10,546	$—	$1,925	$8,621

Liabilities:
Retirement benefit agreement	$1,660	$—	$1,660	$—

Total liabilities	$1,660	$—	$1,660	$—

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

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, retail sales, fitness services, internet access, telephone, and sublease revenues relating to the restaurants and retail shops. In addition, the Company entered into a 40-year term agreement (which includes a 10-year initial term, plus two extension terms totaling 30 years) with Fairmont whereby Fairmont will provide the Company with a limited performance guaranty that will ensure, subject to certain limitations, a return on equity to the Company. Under the terms of this agreement, should the net cash flow generated by the hotel be insufficient to cover a 9.0% return on the Company’s equity investment in the hotel in 2008 and a 10.0% return on the Company’s equity investment in subsequent years, Fairmont is required to pay the Company the difference, up to $6.0 million over the term of the agreement. The Company recognizes into revenue annually, the amount due from Fairmont under this agreement. During 2009 and 2008, the Company recognized $2.5 million and $3.5 million, respectively, of the $6.0 million performance guaranty. As of December 31, 2009, the Company has fully utilized the $6.0 million performance guaranty. Also, as an adjunct to the Company’s hotels located in Rochester, Minnesota and Salt Lake City, Utah, the Company operates commercial laundries at those locations providing laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided or the revenue is earned. In addition, prior to December 7, 2007, the Company wholly owned BuyEfficient. Revenues generated by BuyEfficient prior to December 7, 2007 were included in the Company’s other operating revenue, and consisted primarily of transaction and development fees,

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as BuyEfficient charges the third party for the installation associated with configuring the third party’s information technology system with the purchasing platform and access rights to the purchasing platform. Fees for the installation are typically based on time and materials and are recognized as the services are performed. Fees associated with access rights are based on a percentage of the price of goods purchased by the third party from the vendor and are recognized when earned. On December 7, 2007 the Company entered into a joint venture agreement with Strategic whereby Strategic acquired a 50% interest in BuyEfficient from the Company. In accordance with the equity method of accounting, the Company’s share of BuyEfficient’s earnings is now shown in equity in net losses of unconsolidated joint ventures.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

For the years ended December 31, 2009, 2008 and 2007, the Company elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

With respect to taxable subsidiaries, the Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

On January 1, 2009, the Company adopted ASC 260-10. ASC 260-10 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact. For the years ended December 31, 2009, 2008 and 2007, distributed and undistributed earnings representing non-forfeitable dividends of $0.4 million, $0.8 million and $1.2 million, respectively, were allocated to the participating securities.

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”).

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Numerator:
Net income (loss)	$(269,608)	$71,238	$123,876
Less dividends paid on unvested restricted stock compensation	(447)	(814)	(1,007)
Less preferred stock dividends and accretion	(20,749)	(20,884)	(20,795)
Less undistributed income allocated to unvested restricted stock compensation	—	—	(222)
Less undistributed income allocated to Series C preferred stock	—	—	(1,397)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(290,804)	$49,540	$100,455

Denominator:
Weighted average basic common shares outstanding	69,820	53,633	58,998
Unvested restricted stock awards	—	29	141

Weighted average diluted common shares outstanding	69,820	53,662	59,139

Basic earnings available (loss attributable) to common stockholders per common share	$(4.17)	$0.92	$1.70

Diluted earnings available (loss attributable) to common stockholders per common share	$(4.17)	$0.92	$1.70

The Company’s unvested restricted stock units and shares associated with its long-term incentive plan have been excluded from the above calculation of earnings (loss) per share for the year ended December 31, 2009, as their inclusion would have been anti-dilutive. The Company’s common stock options have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2009 and 2008 as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in two segments, operations held for investment and operations held for non-sale disposition.

Recent Accounting Pronouncements

In December 2007, the FASB issued a pronouncement which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued a pronouncement intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This pronouncement impacts disclosures only and did not have any impact on the Company’s consolidated financial condition, results of operations or cash flow.

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2009, the FASB issued a pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. This pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not materially impact the Company. The Company has evaluated subsequent events through the date of issuance of its December 31, 2009 financial statements, February 23, 2010.

In June 2009, the FASB issued a pronouncement which amends GAAP to require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. The FASB issued a second pronouncement in June 2009, which amends GAAP regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This second pronouncement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. Both of these pronouncements are effective for the first annual reporting period that begins after November 15, 2009. The Company does not anticipate that the adoption of these pronouncements will materially impact the Company’s consolidated financial condition, results of operations or cash flows.

In June 2009, the FASB issued a pronouncement establishing the FASB ASC as the single official source of authoritative, nongovernmental GAAP. The ASC did not change GAAP but reorganized the literature. This pronouncement is effective for interim and annual periods ending after September 15, 2009. This pronouncement impacts disclosures only and did not have any impact on the Company’s consolidated financial condition, results of operations or cash flow.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$233,812	$236,088
Buildings and improvements	1,848,435	1,843,809
Furniture, fixtures and equipment	243,415	228,901
Intangibles	34,081	35,736
Franchise fees	1,133	1,133
Construction in process	6,182	10,541

	2,367,058	2,356,208
Accumulated depreciation and amortization	(443,666)	(351,294)

	$1,923,392	$2,004,914

During the first quarter of 2009, the Company sold certain excess furniture, fixtures and equipment (“FF&E”) for net proceeds of $0.3 million and a net gain of $0.3 million. During the second quarter of 2009, the Company sold additional excess FF&E for net proceeds of $0.1 million and a net gain of $0.1 million. The gains on these sales are included in interest and other income on the consolidated statements of operations.

In March 2009, the Company recorded an impairment loss of $0.1 million to property and goodwill impairment losses on a parcel of land adjacent to one of its hotels which was sold in June 2009. The Company received net proceeds of $0.1 million, and recorded a net loss of $0.1 million on this sale, which is included in interest and other income on the consolidated statements of operations.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the Company performed a review of each property for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In conjunction with this review, the Company recorded an impairment loss totaling $34.3 million, including $25.4 million to property and goodwill impairment losses (Marriott Del Mar) and $8.9 million to property and goodwill impairment losses of operations held for non-sale disposition (Marriott Ontario Airport). In December 2009, the Company performed an additional review of each property for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In conjunction with this review, the Company recorded an impairment loss totaling $88.2 million to property and goodwill impairment losses of operations held for non-sale disposition for the following hotels: Marriott Provo $11.2 million; Holiday Inn Downtown San Diego $7.2 million; Holiday Inn Express San Diego (Old Town) $1.4 million; Marriott Salt Lake City (University Park ) $6.8 million; Hilton Huntington $41.1 million, and Renaissance Atlanta Concourse $20.5 million.

In September 2009, the Company elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In November 2009, the Company determined in good faith that further negotiations would not be productive. The Company is currently working with the special servicer to transfer possession and control of the hotel to a court-appointed receiver, and to ultimately convey the hotel to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. The $8.9 million impairment loss on the Marriott Ontario Airport recorded in June 2009 has been reclassified from property and goodwill impairment losses to property and goodwill impairment losses of operations held for non-sale disposition in the Company’s statement of operations for the year ended December 31, 2009.

In July 2009, the Company commenced restructuring negotiations with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 hotels comprised of 2,587 rooms. In November 2009, the Company elected to cease the subsidization of debt service on the loan, and in December 2009, the Company determined that further negotiations regarding the Mass Mutual eight hotels would not be productive. The Company is currently working to transfer possession and control of the Mass Mutual eight hotels to a court appointed receiver, and to ultimately convey the hotels to the lender in lieu of repayment of the debt. The Mass Mutual eight hotels include the following: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the appointment of a receiver, the assets and liabilities associated with these eight hotels will be deconsolidated. The $2.3 million goodwill impairment loss recorded on three of the hotels in the first quarter of 2009, along with the $0.7 million goodwill impairment loss recorded on two of the hotels in the second quarter of 2009 have been reclassified from property and goodwill impairment losses to property and goodwill impairment losses of operations held for non-sale disposition in the Company’s statements of operations for the year ended December 31, 2009. In conjunction with the Company’s year-end impairment evaluation, the Company recorded an impairment charge of $88.2 million in order to reduce the value of six of the Mass Mutual eight hotels on its balance sheet to their fair value. As of December 31, 2009, the Mass Mutual eight hotels had a net book value including goodwill of $103.5 million.

During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. If the Company and Mass Mutual are able to finalize an agreement on this proposal, the Company has offered to deed back the Mass Mutual eight hotels in satisfaction of the debt balance that will remain after the payment of the release price. If the Company and Mass Mutual are unable to finalize an agreement on this proposal, the Company has offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. The Company expects and intends to gain the release of the three remaining hotels. If, however, the Company is unsuccessful in its negotiations and deeds back the three remaining hotels along with the Mass Mutual eight hotels, the Company may be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels may become impaired, and the Company may record an impairment charge to the extent the book values of the three hotels exceed their fair values. The Company hopes to conclude this process in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008 the assets and liabilities of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels consisted of the following (in thousands):

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$758	$796
Restricted cash	3,615	2,268
Accounts receivable, net	1,239	1,972
Inventories	291	291
Prepaid expenses	252	132
Deferred financing costs, net	779	—
Goodwill	1,174	—
Other assets, net	127	—
Investment in hotel properties, net	118,814	—

Total current assets	127,049	5,459
Investment in hotel properties, net	—	222,732
Deferred financing costs, net	—	1,318
Goodwill	—	4,783
Other assets, net	—	147

Total assets	$127,049	$234,439

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,214	$1,535
Due to Interstate SHP	1,381	1,638
Other current liabilities	4,732	2,593
Other liabilities	35	—
Current portion of notes payable	209,620	550

Total current liabilities	216,982	6,316
Notes payable, less current portion	—	211,167
Other liabilities	—	54

Total liabilities	$216,982	$217,537

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando at SeaWorld® for $30.7 million, including costs of the acquisition, using its available cash on hand.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Renaissance Los Angeles Airport, Marriott Boston Quincy and Marriott Long Wharf that occurred during the first and second quarters in 2007, as well as the acquisition of the land underlying the Renaissance Orlando at SeaWorld® that occurred during the third quarter of 2008, had occurred on January 1, 2007. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(unaudited)	(unaudited)

Revenues	$969,164	$978,232

Income available to common stockholders from continuing operations	$19,598	$30,488

Income per diluted share available to common stockholders from continuing operations	$0.37	$0.52

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Discontinued Operations

The Company sold six of its hotels in the second quarter of 2007: Courtyard by Marriott Oxnard; Courtyard by Marriott Riverside; Hawthorn Suites Sacramento; Hilton Garden Inn Lake Oswego; Residence Inn by Marriott Oxnard; and Residence Inn by Marriott Sacramento. In addition, the Company sold the Sheraton Salt Lake City during the fourth quarter of 2007, the Hyatt Regency Century Plaza during the second quarter of 2008, the Crowne Plaza Grand Rapids during the fourth quarter of 2008, the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. These 12 hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

The sales of the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009 generated net proceeds of $53.5 million and a net loss of $10.8 million. During the second quarter of 2009, the Company also recorded a net loss of $2.3 million due to additional expenses incurred related to hotels sold in prior years, including $1.5 million accrued by the Company in regards to a lawsuit brought against the Company by the buyer of 13 hotels sold by the Company in 2006, and $0.8 million accrued for various tax audits covering prior years. The Company recorded an impairment loss of $4.9 million in June 2009 in anticipation of the Hyatt Suites Atlanta Northwest sale in the third quarter of 2009. The sale of the Hyatt Suites Atlanta Northwest generated net proceeds of $7.8 million and a net gain of $18,000 during the third quarter of 2009. The Crowne Plaza Grand Rapids sale in 2008 generated net proceeds of $3.6 million, including a $2.0 million note receivable which was paid by the buyer in January 2009, and a net loss of $16.1 million, while the sale of the Hyatt Regency Century Plaza in 2008 generated net proceeds of $358.8 million and a net gain of $42.1 million. The seven hotels that were sold in 2007 generated net proceeds of $179.3 million, and a net gain of $59.9 million.

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage secured by the 258-room W San Diego. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company has concluded that it lost control of the asset, and accordingly has deconsolidated the W San Diego. The Company has reclassified the net assets and the net liabilities, including the hotel’s $65.0 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s December 31, 2009 balance sheet. The Company has reclassified the individual assets and liabilities, including the hotel’s $65.0 million mortgage indebtedness to the appropriate discontinued operations line items on its December 31, 2008 balance sheet. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. Although the entity that owns the W San Diego is liable under the non-recourse loan and the hotel is being managed by the receiver, the Company is still obligated as owner of the entity under the mortgage, and has deferred recording a gain on extinguishment of debt until the non-recourse mortgage is extinguished.

In August 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage secured by the 347-room Renaissance Westchester. In December 2009, a stipulation for the appointment of a receiver for the entity that owns the Renaissance Westchester was filed in the New York Superior Court, County of Westchester, and the Company transferred possession and control of the Renaissance Westchester to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company has concluded that it lost control of the asset, and accordingly has deconsolidated the Renaissance Westchester. The Company reclassified the net assets and the net liabilities, including the hotel’s $29.2 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s December 31, 2009 balance sheet. The Company has reclassified the individual assets and liabilities, including the hotel’s $29.8 million mortgage indebtedness to the appropriate discontinued operations line items on its December 31, 2008 balance sheet. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Although the entity that owns the Renaissance Westchester is liable under the non-recourse loan and the hotel is being managed by the receiver, the Company is still obligated as owner of the entity under the mortgage, and has deferred recording a gain on extinguishment of debt until the non-recourse mortgage is extinguished.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the discontinued operations for the years ended December 31, 2009, 2008 and 2007, related to hotel properties that have been sold (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating revenues	$42,802	$134,217	$223,461
Operating expenses	(39,043)	(102,319)	(164,936)
Interest expense	(7,662)	(5,602)	(15,041)
Depreciation and amortization	(6,108)	(14,094)	(22,150)
Property and goodwill impairment losses	(95,150)	(2,847)	—
Gain (loss) on sale of hotels, net	(13,052)	26,013	59,893

Income (loss) from discontinued operations	$(118,213)	$35,368	$81,227

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$3,824	$3,824
Buildings and improvements	10,179	10,159
Furniture, fixtures and equipment	6,058	5,554
Construction in progress	27	5

	20,088	19,542
Accumulated depreciation	(6,232)	(5,355)

	13,856	14,187
Land held for investment	188	453

	$14,044	$14,640

In December 2008, the Company recorded an impairment loss of $57,000 on a vacant parcel of land which was sold in January 2009 for net proceeds of $0.3 million. No gain or loss was recognized on the sale.

As of December 31, 2009, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB ASC, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation – Stock Compensation Topic and the Equity Topic of the FASB ASC. During the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation expense for BuyEfficient of $74,000 and $72,000, respectively, all of which was included in equity in net losses of unconsolidated joint ventures.

The Company received $0.5 million in distributions from BuyEfficient in 2009, and no distributions in 2008.

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Times Square located in New York City, New York. Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to both Whitehall and Highgate. The annual dividends, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, are currently 8.5%, and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions to the joint venture. The Company received no distributions in 2009 and $5.7 million during 2008.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the partners’ equity in the joint venture to a deficit. The Company has no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge was taken against equity in net losses of unconsolidated joint ventures, effectively reducing the Company’s investment in the partnership to zero on its balance sheet as of December 31, 2009.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2009	2008
Property and equipment, net	$1,125	$1,067
Deferred costs	—	1,432
Interest receivable	—	984
Other receivables	2,567	12,103
Other	2,526	2,405

	$6,218	$17,991

In 2006, the Company sold 13 hotels for gross proceeds of $144.1 million. As a condition of the transaction, the Company currently holds a promissory note from the buyer of the 13 hotels (the “Buyer”) for $5.6 million, with interest accruing at 8% per annum. The note is interest only and is secured by an equity pledge in the Buyer’s legal investment entity. In December 2009, the Company received notice that the Buyer requested a loan modification from the Senior Note Lender, indicating that the Company’s $5.6 million mezzanine loan along with the accrued interest may not be collectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net in December 2009, which reserves both the discounted note and the related interest receivable in full at December 31, 2009. The Company has suspended recording interest receivable on the note, and any amounts received from the Buyer in the future will be applied first toward the principal amount of the note.

8. Due to Interstate SHP and Other Current Liabilities

Due to Interstate SHP

Interstate SHP manages 15 of the Company’s 29 hotels as of December 31, 2009. The following amounts make up the net liability owed to Interstate SHP in regards to these 15 hotels (in thousands):

	December 31,
	2009	2008
Accrued payroll and employee benefits	$5,839	$7,106
Workers’ compensation	1,637	3,380
Accrued pension liability	2,141	3,016
Management and accounting fees payable	354	418
Reimbursements from Interstate SHP	(154)	(135)

	$9,817	$13,785

Other current liabilities of operations held for non-sale disposition includes $1.4 million and $1.6 million due to Interstate SHP as of December 31, 2009 and 2008, respectively. Other current liabilities of discontinued operations, net includes zero and $0.7 million due to Interstate SHP as of December 31, 2009 and 2008, respectively.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Property, sales, and use taxes payable	$7,925	$7,453
Accrued interest	7,618	10,965
Advanced deposits	3,292	3,443
Other	3,075	5,637

	$21,910	$27,498

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2009	2008
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 31 hotel properties and one laundry facility.	$1,354,110	$1,368,007
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	250,000

	1,416,610	1,618,007
Less: discount on Senior Notes	(3,193)	(16,507)

	1,413,417	1,601,500
Less: notes payable of operations held for non-sale disposition	(209,620)	(211,717)
Less: current portion	(153,778)	(11,840)

	$1,050,019	$1,377,943

During 2009, the Company initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of its hotels securing non-recourse mortgage debt. The Company concluded the program in the fourth quarter of 2009. The primary goal of the program was to amend the terms of mortgage debt to eliminate existing cash flow and/or value deficits. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, the Company elected to deed-back the collateral hotels in satisfaction of the associated debt. Loans subject to the Company’s secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to the Company. During 2009, five of the Company’s loans totaling $470.9 million are or have been subject to the Company’s secured debt restructuring program. The status of each of these five loans is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel net asset and the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marriott Ontario Airport. In September 2009, the Company elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In November 2009, the Company determined in good faith that further negotiations would not be productive. The Company is currently working with the special servicer to transfer possession and control of the hotel to a court-appointed receiver, and to ultimately convey the hotel to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Marriott Ontario Airport will be deconsolidated. This hotel had a net book value of $16.5 million at December 31, 2009.

Massachusetts Mutual Life Insurance Company. In July 2009, the Company commenced restructuring negotiations with Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels. In November 2009, the Company elected to cease the subsidization of debt service on the loan, and in December 2009, the Company determined that further negotiations regarding the Mass Mutual eight hotels would not be productive. The Company is currently working to transfer possession and control of the Mass Mutual eight hotels to a court-appointed receiver, and to ultimately convey the hotels to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight hotels will be deconsolidated. The Mass Mutual eight hotels securing this loan had a net book value including goodwill of $103.5 million at December 31, 2009. During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. If the Company and Mass Mutual are able to finalize an agreement on this proposal, the Company has offered to deed back the Mass Mutual eight hotels in satisfaction of the debt balance that will remain after the payment of the release price. If the Company and Mass Mutual are unable to finalize an agreement on this proposal, the Company has offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. The Company expects and intends to gain the release of the three remaining hotels. If, however, the Company is unsuccessful in its negotiations and deeds back the three remaining hotels along with the Mass Mutual eight hotels, it may be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels may become impaired and, if so, the Company would record an impairment charge to the extent the book values of the three hotels exceed their fair values. The Company hopes to conclude this process in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms.

Renaissance Baltimore. During the fourth quarter of 2009, the Company finalized an amendment to the $105.2 million 5.13% non-recourse mortgage secured by the 622-room Renaissance Baltimore. The amendment results in the elimination of amortization on this loan for a period of up to 30 months.

The Operating Partnership issued an aggregate of $250.0 million of Senior Notes in June 2007. The Senior Notes have a maturity date of July 2027 and a stated interest rate of 4.60%. As discussed in Note 2, the Company’s accounting for the Senior Notes is based on a 6.5% interest rate. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2008. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer, as well as its 2008 year-end dividend consisting of both cash and stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and all of its subsidiaries that are guarantors under the Company’s credit facility have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

During the first quarter of 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using its available cash on hand. After the repurchase, such Senior Notes were cancelled. The Company wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the terms and conditions of a tender offer (the “Senior Notes Tender Offer”), the Company purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, the Company paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. The Company wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. The Company initially used its credit facility to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from its equity offering completed in May 2009. The Company recognized an additional $20,000 and $53,000 in fees and costs during the third and fourth quarters of 2009, respectively, related to the repurchases of the Senior Notes.

In April 2009, the Company drew down $60.0 million on its credit facility in connection with its Senior Notes Tender Offer. The Company repaid the $60.0 million in May 2009 using available cash. In June 2009, the Company amended its credit facility (the “amended credit facility”), reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which may be increased to 10.50:1.00 for up to four quarters. The amended credit facility is secured by five of the Company’s hotels (Fairmont Newport Beach, Hyatt Regency Newport Beach, Renaissance Los Angeles Airport, Residence Inn Rochester, and Sheraton Cerritos), has an interest rate based on grid pricing ranging from 375 – 525 basis points over LIBOR, and matures in 2012, assuming the exercise of a one-year extension option. As of December 31, 2009, the Company had no outstanding indebtedness under its amended credit facility, and the Company had $2.9 million in outstanding irrevocable letters of credit backed by the amended credit facility, leaving, as of that date, up to $82.1 million available under the amended credit facility. The Company is subject to, and as of December 31, 2009 was in compliance with, various covenants under the amended credit facility. In February 2010, in view of its strong liquidity position, the restrictive terms of the amended credit facility and the Company’s expectation that the amended credit facility would not be accessed in 2010, the Company elected to terminate its amended credit facility.

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

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operations held for investment:
Interest expense	$72,412	$78,538	$74,740
Accretion of Senior Notes	1,813	3,505	1,787
Amortization of deferred financing fees	1,823	1,133	936
Write-off of deferred financing fees	284	—	—
Loan penalties and fees (1)	207	—	—

	$76,539	$83,176	$77,463

Operations held for non-sale disposition:
Interest expense	$13,835	$12,474	$10,324
Amortization of deferred financing fees	541	542	426
Loan penalties and fees (1)	660	—	—

	$15,036	$13,016	$10,750

(1)	These loan penalties and fees were incurred due to the Company’s elective defaults on the Marriott Ontario Airport and the Mass Mutual loans.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate future principal maturities of notes payable at December 31, 2009, are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Notes payable	$1,206,990	$153,778	$15,272	$49,155	$17,118	$17,585	$954,082
Notes payable on operations held for non-sale disposition (1)	209,620	209,620	—	—	—	—	—
Notes payable on hotel properties held in receivership (2)	94,249	94,249	—	—	—	—	—

Total	$1,510,859	$457,647	$15,272	$49,155	$17,118	$17,585	$954,082

(1)	Notes payable on operations held for non-sale disposition currently includes the Marriott Ontario Airport and the Mass Mutual eight hotels. Due to our elective defaults on the non-recourse mortgages of the Marriott Ontario Airport and the Mass Mutual eight hotels, the mortgages have been classified in their entirety as current obligations as of December 31, 2009.
(2)	Notes payable on hotel properties held in receivership currently includes the W San Diego and the Renaissance Westchester. Due to our elective defaults on the non-recourse mortgages of the W San Diego and the Renaissance Westchester and the subsequent transfers of the hotels to court-appointed receivers effective September 30, 2009 and December 28, 2009, respectively, we deconsolidated the hotels. As of December 31, 2009, the W San Diego’s $65.0 million mortgage along with the Renaissance Westchester’s $29.2 million mortgage have been classified in their entirety as current obligations, net of the hotels’ assets, and are included in “other current liabilities of discontinued operations, net” on our balance sheets.

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

The Company leases its hotels to wholly owned TRSs that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of the Income Taxes Topic of the FASB ASC, which requires the Company to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

The income tax benefit (provision) included in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	5,177	1,530	2,032
State	1,317	371	525

	6,494	1,901	2,557
Valuation allowance	(6,494)	(1,901)	(2,557)

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2009	2008
NOL carryover	$29,945	$23,309
Other reserves	3,210	3,774
State taxes and other	1,619	1,183

Current deferred tax asset before valuation allowance	34,774	28,266

Depreciation	(115)	(102)

Current deferred tax liability before valuation allowance	(115)	(102)

Net deferred tax asset	34,659	28,164
Valuation allowance	(34,659)	(28,164)

	$—	$—

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has provided a valuation allowance against its deferred tax asset at December 31, 2009 and 2008. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations.

At December 31, 2009 and 2008, net operating loss carryforwards for federal income tax purposes is approximately $76.0 million and $59.0 million, respectively. These losses, which begin to expire in 2019, are available to offset future income through 2027.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2009, 2008, and 2007, distributions paid per share were characterized as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$—	—%	$1.341	74.479%	$1.267	96.744%
Capital gain	—	—	0.459	25.521	0.043	3.256
Return of capital	—	—	—	—	—	—

Total	$—	—%	$1.800	100.000%	$1.310	100.000%

Preferred Stock – Series A
Ordinary income	$2.000	100.000%	$1.490	74.479%	$1.935	96.743%
Capital gain	—	—	0.510	25.521	0.065	3.257
Return of capital	—	—	—	—	—	—

Total	$2.000	100.000%	$2.000	100.000%	$2.000	100.000%

Preferred Stock – Series C
Ordinary income	$1.572	100.000%	$1.195	74.479%	$1.531	96.743%
Capital gain	—	—	0.410	25.521	0.052	3.257
Return of capital	—	—	—	—	—	—

Total	$1.572	100.000%	$1.605	100.000%	$1.583	100.000%

11. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of the Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial covenants for four consecutive quarters a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. As of December 31, 2009, the Company is in compliance with the financial covenants with respect to the Series C preferred stock, however the Company believes that unless operations improve, the Company may fail to meet its financial covenants with respect to its Series C preferred stock during 2010. If the Company were to fail to meet certain financial covenants under the Series C preferred stock for each quarter of 2010, a financial ratio violation would occur during the first quarter of 2011. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2009 and 2008, the Series C preferred stock carrying value consisted of the following (in thousands):

	December 31,
	2009	2008
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	896	696

	$99,896	$99,696

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. On or after March 17, 2010, the Series A preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of December 31, 2009, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

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

On December 11, 2008 the Company’s board of directors declared a dividend of $0.75 per share of common stock. The dividend was payable in cash and/or shares of common stock at the election of the stockholder, and was subject to a cash limitation of 20% of the total value of the dividend. This fourth quarter dividend was paid on January 15, 2009 to stockholders of record at the close of business on December 19, 2008. Based on stockholder elections, the dividend consisted of approximately $7.3 million in cash and 5,049,157 shares of the Company’s common stock. The number of shares included in the distribution was calculated based on the $5.74 average closing price per share of the Company’s common stock on the New York Stock Exchange on January 8 and 9, 2009.

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

On October 21, 2009 the Company issued 23,000,000 shares of its common stock, including the underwriters’ over-allotment of 3,000,000 shares, for net proceeds of approximately $158.4 million. The Company used a portion of the net proceeds from this equity offering for working capital and other general corporate purposes, and may use the remaining proceeds for the acquisition of additional hotel properties.

2009 Repurchase Program and Senior Notes Tender Offer

On December 11, 2008, the Company’s board of directors authorized a $200.0 million program (the “2009 Repurchase Program”) to repurchase common stock, Series A preferred stock, Series C preferred stock, or Senior Notes, or to repay secured debt on or prior to December 31, 2009. As of the expiration of the 2009 Repurchase Program on December 31, 2009, the Company had repurchased $187.5 million in aggregate principal amount of the Senior Notes for $119.8 million through open market purchases and the Senior Notes Tender Offer, including $2.4 million in interest, $1.9 million in related consents and $0.6 million in fees and costs of the Senior Notes Tender Offer and consent solicitation discussed above.

Operating Partnership Units

As of December 31, 2009, the Operating Partnership had 96,904,075 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

Stock Grants

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 3,850,000 common shares for issuance under the LTIP, and 1,542,485 shares remain available for future issuance as of December 31, 2009.

Restricted shares and restricted share units granted pursuant to the Company’s LTIP generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the year ended December 31, 2009, the Company’s expense related to these restricted shares and restricted share units was $5.6 million, including forfeiture expense adjustments of $43,000. The

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s expense related to these restricted shares and restricted share units for the year ended December 31, 2008 was $5.3 million, including $0.3 million in forfeitures, and for the year ended December 31, 2007, the Company’s expense related to these restricted shares and restricted share units was $7.6 million, which included no forfeitures.

The following is a summary of non-vested stock grant activity:

	2009		2008		2007
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	692,767	$17.93	650,546	$26.33	626,841	$22.55
Granted	1,073,084	4.58	684,846	15.32	464,081	28.65
Vested	(400,647)	17.15	(237,062)	25.66	(255,571)	23.82
Forfeited	(63,753)	7.36	(405,563)	22.48	(184,805)	22.82

Outstanding at end of year	1,301,451	7.68	692,767	17.93	650,546	26.33

At December 31, 2009, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

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

14. Segment Reporting

The Company’s operations are organized into two segments, operations held for investment and operations held for non-sale disposition. Operations held for investment currently includes 29 hotels and two laundry facilities. Operations held for non-sale disposition currently includes the Marriott Ontario Airport and the Mass Mutual eight hotels.

Non-segment assets primarily consist of corporate assets, including cash, restricted cash, due from affiliates, prepaid expenses, investment in unconsolidated joint ventures, deferred financing costs and office equipment, which is included in other assets, net.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for our reportable segments is as follows (in thousands):

	2009	2008	2007
Revenues:
Operations held for investment	$623,857	$765,196	$745,757
Operations held for non-sale disposition	93,966	116,298	120,353

Total revenues	$717,823	$881,494	$866,110

Property and goodwill impairment losses:
Operations held for investment	$30,852	$57	$—
Operations held for non-sale disposition	100,143	—	—
Non-segment	121,157	2,847	—

Total property and goodwill impairment losses	$252,152	$2,904	$—

Adjusted EBITDA: (1)
Operations held for investment	$155,151	$225,376	$219,738
Operations held for non-sale disposition	18,125	31,311	35,090
Non-segment	(4,668)	28,387	55,233

Adjusted EBITDA	$168,608	$285,074	$310,061

Reconciliation of Adjusted EBITDA to Net Income (Loss)
Adjusted EBITDA	$168,608	$285,074	$310,061
Amortization of deferred stock compensation	(4,102)	(4,022)	(5,168)
Depreciation and amortization	(116,191)	(124,414)	(129,737)
Interest expense	(91,495)	(101,755)	(106,958)
Interest expense – default rate	(1,879)	—	—
Amortization of deferred financing fees	(2,581)	(3,249)	(2,820)
Write-off of deferred financing fees	(284)	—	(362)
Loan penalties and fees	(3,991)	—	(415)
Non-cash interest related to discount on Senior Notes	(1,813)	(3,505)	(1,787)
Gain (loss) on sale of assets	(12,677)	26,013	66,019
Gain (loss) on extinguishment of debt	54,506	—	(417)
Property and goodwill impairment losses	(252,152)	(2,904)	—
Costs associated with CEO succession and executive officer severance	—	—	(4,540)
Bad debt expense on corporate note receivable	(5,557)	—	—

Net income (loss)	$(269,608)	$71,238	$123,876

Assets:
Operations held for investment	$2,023,561	$2,125,035
Operations held for non-sale disposition	127,049	234,439
Non-segment	362,920	446,137

Total assets	$2,513,530	$2,805,611

(1)	Adjusted EBITDA is a non-GAAP financial measure used to evaluate the operating performance of the Company’s segments. The Company defines Adjusted EBITDA for both of its segments as net income (loss) excluding depreciation and amortization, property and goodwill impairment losses, interest expense and interest income. The Company believes Adjusted EBITDA is useful to investors in evaluating its operating performance because these measures help investors evaluate and compare the results of its operations from period to period by removing the impact of the Company’s capital structure (primarily interest expense) and the Company’s asset base (primarily depreciation and amortization) from its operating results. The Company also uses Adjusted EBITDA as a measure in determining the value of hotel acquisitions and dispositions. The Company cautions investors that amounts presented in accordance with its definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate non-GAAP measures in the same manner. Adjusted EBITDA should not be considered as an alternative measure of the Company’s net income (loss), operating performance, cash flow or liquidity. Adjusted EBITDA may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although the Company believes that Adjusted EBITDA can enhance an investor’s understanding of the Company’s results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, investors should be aware that adverse economic and market conditions may harm the Company’s cash flow.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company were $18.8 million, $26.3 million and $28.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. Basic management fees included in property general and administrative expense were $15.5 million, $20.0 million and $19.4 million, respectively. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels included basic management fees of $2.1 million, $2.6 million and $2.7 million, respectively for the years ended December 31, 2009, 2008 and 2007. Discontinued operations included $1.2 million, $3.7 million and $5.9 million of basic management fees for 2009, 2008 and 2007, respectively.

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $2.9 million and $4.1 million for the years ended December 31, 2009 and 2008, respectively, all of which were included in property general and administrative expense. The Company incurred total incentive management fees of $4.8 million for the year ended December 31, 2007, of which $4.6 million were included in property general and administrative expense, $0.1 million were included in total expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels, and $0.1 million were included in discontinued operations.

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

Total license and franchise costs incurred by the Company during the years ended December 31, 2009, 2008 and 2007 totaled $28.7 million, $37.5 million, and $39.5 million, respectively, of which royalties totaled $10.4 million, $13.8 million, and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The remaining costs included advertising, reservation and priority club assessments. Total operating expenses of operations held for non-sale disposition associated with the Marriott Ontario Airport and the Mass Mutual eight hotels included license and franchise costs of $6.2 million, $7.6 million and $7.7 million for the years ended December 31, 2009, 2008 and 2007 respectively. License and franchise costs included in discontinued operations totaled $1.8 million, $5.2 million, and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Renovation and Construction Commitments

At December 31, 2009, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2009 totaled $8.7 million.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ground and Operating Leases

At December 31, 2009, the Company was obligated to unaffiliated parties under the terms of seven ground leases, one air lease and a lease on the corporate facility, which mature from dates ranging from 2010 through 2096, excluding renewal options. The air lease requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Future minimum payments under the terms of the seven ground leases and the lease on the corporate facility in effect at December 31, 2009 are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Operations held and used (1)	$306,668	$4,467	$4,103	$4,141	$4,181	$4,222	$285,554
Operations held for non-sale disposition (2)	5,347	221	221	221	221	221	4,242

Total	$312,015	$4,688	$4,324	$4,362	$4,402	$4,443	$289,796

(1)	Operations held and used includes ground leases for five of the Company’s hotels currently held for investment, and the corporate facility.
(2)	Operations held for non-sale disposition includes the ground leases for two hotels included in the Mass Mutual eight hotels.

Rent expense incurred pursuant to these ground lease agreements for the years ended December 31, 2009, 2008 and 2007, totaled $5.2 million, $7.7 million, and $7.8 million, respectively. Rent expense included in property tax, ground lease and insurance totaled $4.6 million, $7.0 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense included in total operating expenses of operations held for non-sale disposition totaled $0.6 million for the year ended December 31, 2009, and $0.7 million for both of the years ended December 31, 2008 and 2007.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando at SeaWorld® hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to the acquisition, the land had been leased from a third-party. As a result of this acquisition, property tax, ground lease and insurance has been reduced by $2.0 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. Because the lease is now an intercompany lease, no amounts have been included in the above table for future minimum lease payments.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.4 million for both the years ended December 31, 2009 and 2008, respectively, and $0.5 million for the year ended December 31, 2007, and was included in corporate overhead expense.

Employment Agreements

As of December 31, 2009, the Company has employment agreements with certain executive employees, which expire through June 2013. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2009 (in thousands):

2010	$888
2011	650
2012	650
2013	325

$2,513

Litigation

The Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

In September 2009, the Company settled a lawsuit brought against the Company by the buyer (the “buyer”) of 13 of the Company’s hotels which were sold in 2006. The Company had estimated that the ultimate liability would range from between $2.0 million and $2.5 million, and in accordance with the Contingencies Topic of the FASB ASC, the Company had previously recorded a liability for this lawsuit of $2.2 million. The lawsuit was settled in September 2009 for $2.2 million, including $1.15 million in cash and $1.05 million of interest forgiveness on the Company’s $5.6 million note receivable from the buyer. In December 2009, the Company determined that this note receivable may not be collectible, and the Company recorded an allowance for bad debt of $5.6 million to fully reserve this note and related interest receivable.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by our management companies. At December 31, 2009 excluding the W San Diego and the Renaissance Westchester held in receivership and the Marriott Ontario and the Mass Mutual eight hotels held for non-sale disposition, approximately 12.7% of workers employed by our third-party operators were covered by such collective bargaining agreements.

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

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2009 are as follows (in thousands):

2010	$358
2011	364
2012	383
2013	393
2014	407
Thereafter	2,322

$4,227

401(k) Savings and Retirement Plan

Beginning in 2005, the Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for each of the years ended December 31, 2009, 2008 and 2007.

The Company is also responsible for Interstate SHP’s 401(k) Plan, and matches up to three percent of the Interstate SHP’s employee contributions at 50%. Employees are eligible to participate in the Interstate SHP’s 401(k) Plan after attaining 21 years of age and performing one year of service and working at least 1,000 hours. The Company temporarily suspended matching contributions in February 2009 due to the economic downturn. Prior to this suspension, matching contributions made by the Company for the year ended December 31, 2009 totaled $27,000. Matching contributions totaled $0.4 million for both the years ended December 31, 2008 and 2007. The Company also contributes to a pension and annuity plan for certain Interstate SHP union employees. Total contributions made by the Company into this pension and annuity plan were $0.8 million for both the years ended December 31, 2009 and 2008, and $0.7 million for the year ended December 31, 2007.

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

As of December 31, 2009, nine of the 29 hotels, the largest concentration of the Company’s hotels in any state, representing approximately 27% of the Company’s rooms and approximately 25% of the Company’s 2009 revenues generated by the 29 hotels, are located in California. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

At December 31, 2009, the Company had $2.9 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiary may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2009.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An audit for the tax years 2006, 2007 and 2008 of the Company’s five hotels and one laundry facility located in Minnesota was completed by the State of Minnesota during the third quarter of 2009. The Company had previously estimated that the ultimate liability, including penalties and interest, would range from between $0.5 million and $1.0 million, and, accordingly, the Company recorded a liability of $0.5 million in December 2008 in accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The actual audit liability totaled $0.6 million, including penalties and fees, causing the Company to record additional expense of $0.1 million in the third quarter of 2009.

16. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both December 31, 2009 and 2008, amounts owed to the Company by its affiliates amounted to $0.1 million, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. Richard Alter remains an employee with GTS. The Company paid GTS $0.6 million, $1.5 million, and $0.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

17. Quarterly Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2009 and 2008, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues – Continuing Operations
2009	$174,288	$178,574	$172,335	$192,626
2008	$202,608	$229,417	$214,413	$235,056

Operating income (loss) – Continuing Operations
2009	$5,579	$(23,174)	$8,020	$(78,347)
2008	$19,777	$42,792	$31,185	$36,045

Net income (loss)
2009	$6,510	$(130,205)	$(17,948)	$(127,965)
2008	$193	$68,355	$9,919	$(7,229)

Income available (loss attributable) to common stockholders per share – basic
2009	$0.02	$(2.23)	$(0.31)	$(1.45)
2008	$(0.09)	$1.03	$0.09	$(0.26)

Income available (loss attributable) to common stockholders per share – diluted
2009	$0.02	$(2.23)	$(0.31)	$(1.45)
2008	$(0.09)	$1.02	$0.09	$(0.26)

Income available (loss attributable) to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the Company performed an additional review of each hotel for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In conjunction with this review, the Company recorded an impairment loss totaling $88.2 million to impairment loss of operations held for non-sale disposition for the following hotels: Marriott Provo $11.2 million; Holiday Inn Downtown San Diego $7.2 million; Holiday Inn Express San Diego (Old Town) $1.4 million; Marriott Salt Lake City (University Park ) $6.8 million; Hilton Huntington $41.1 million, and Renaissance Atlanta Concourse $20.5 million.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the partners’ equity in the joint venture to a deficit. The Company has no guaranteed obligations to fund any losses of the partnership; therefore in accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge was taken against equity in net losses of unconsolidated joint ventures, effectively reducing the Company’s investment in the partnership to zero on its balance sheet as of December 31, 2009.

In December 2009, the Company determined that a $5.6 million note received from the buyer of 13 hotels the Company sold in 2006, along with the related interest accrued on the note may be uncollectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net to reserve both the discounted note and the related interest receivable in full as of December 31, 2009.

During the fourth quarter of 2009, the Company finalized an amendment to the $105.2 million 5.13% non-recourse mortgage secured by the 622-room Renaissance Baltimore. The amendment results in the elimination of amortization on this loan for a period of up to 30 months.

During the fourth quarter of 2009, the Company concluded its secured debt restructuring program. Three of the loans remaining in this program during the fourth quarter of 2009 are discussed below.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

Marriott Ontario Airport. In September 2009, the Company elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In November 2009, the Company determined in good faith that further negotiations would not be productive. The Company is currently working with the special servicer to transfer possession and control of the hotel to a court-appointed receiver, and to ultimately convey the hotel to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Marriott Ontario Airport will be deconsolidated. This hotel had a net book value of $16.5 million at December 31, 2009.

Massachusetts Mutual Life Insurance Company. In July 2009, the Company commenced restructuring negotiations with Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels. In November 2009, the Company elected to cease the subsidization of debt service on the loan, and in December 2009, the Company determined that further negotiations regarding the Mass Mutual eight hotels would not be productive. The Company is currently working to transfer possession and control of the Mass Mutual eight hotels to a court-appointed receiver, and to ultimately convey the hotels to the lender in lieu of repayment of the debt. Pending the appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight hotels will be deconsolidated. The Mass Mutual eight hotels had a net book value including goodwill of $103.5 million at December 31, 2009. During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. See footnote 18, Subsequent Events.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

In February 2010, the Company elected to terminate its $85.0 million amended credit facility. In conjunction with this termination, the Company will write off $1.6 million in deferred financing fees in the first quarter of 2010.

During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. If the Company and Mass Mutual are able to finalize an agreement on this proposal, the Company has offered to deed back the Mass Mutual eight hotels in satisfaction of the debt balance that will remain after the payment of the release price. If the Company and Mass Mutual are unable to finalize an agreement on this proposal, the Company has offered to deed back all 11 hotels in satisfaction of the entire debt balance and without making a cash payment to Mass Mutual. The Company expects and intends to gain the release of the three remaining hotels. If, however, the Company is unsuccessful in its negotiations and deeds back the three remaining hotels along with the Mass Mutual eight hotels, the Company may be unable to recover certain hotel investments that secure the loan. Accordingly, the hotels may become impaired, and the Company may record an impairment charge to the extent the book values of the three hotels exceed their fair values. The Company hopes to conclude this process in the first quarter of 2010, but no assurance can be given that either the partial release or the deed-in-lieu transaction will be consummated, or upon their timing or terms.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2009

(In Thousands)

	Balance at Beginning of Year (1)	Additions Charged to Operations (1)	Uncollectible Accounts Written Off (1)	Balance at End of Year (1)
Year ended December 31, 2009
Allowance for doubtful accounts	$256	$132	$(272)	$116
Reserve for loan losses	$—	$5,557	$—	$5,557

Year ended December 31, 2008
Allowance for doubtful accounts	$143	$184	$(71)	$256

Year ended December 31, 2007
Allowance for doubtful accounts	$319	$(122)	$(54)	$143

(1)	Includes all hotel properties owned on December 31, 2009, excluding the W San Diego and the Renaissance Westchester held in receivership and included in discontinued operations and the Marriott Ontario Airport and the Mass Mutual eight hotels held for non-sale disposition.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2009(1)
	Encmbr.		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Courtyard by Marriott—Los Angeles	(a	)	$—	$8,446	$—	$8,505	$—	$16,951	$16,951	$5,737	1999	5-35
Courtyard by Marriott—San Diego (Old Town)	(a	)	1,569	15,336	—	4,342	1,569	19,678	21,247	6,202	1999	5-35
Doubletree—Minneapolis	(b	)	1,150	9,953	—	4,746	1,150	14,699	15,849	3,208	2002	5-35
Embassy Suites—Chicago	$75,000		79	46,886	6,348	9,393	6,427	56,279	62,706	13,185	2002	5-35
Embassy Suites—La Jolla	70,000		27,900	70,450	—	7,199	27,900	77,649	105,549	9,901	2006	5-35
Fairmont—Newport Beach	(c	)	—	65,769	—	30,348	—	96,117	96,117	14,199	2005	5-35
Hilton—Del Mar	(b	)	4,106	22,353	—	5,956	4,106	28,309	32,415	6,651	2002	5-35
Hilton—Houston	33,696		6,184	35,628	—	16,456	6,184	52,084	58,268	10,154	2002	5-35
Hilton—Huntington	(a	)	6,730	41,198	(5,409)	(21,333)	1,321	19,865	21,186	11,667	2002	5-35
Hilton—Times Square	81,000		—	221,488	—	7,480	—	228,968	228,968	31,229	2006	5-35
Holiday Inn—San Diego (Harborview)	(a	)	875	15,648	(285)	5,147	590	20,795	21,385	8,193	1999	5-35
Holiday Inn Express—San Diego (Old Town)	(a	)	2,070	10,005	(155)	1,141	1,915	11,146	13,061	3,777	1999	5-35
Hyatt Regency—Newport Beach	(c	)	—	30,549	—	11,759	—	42,308	42,308	9,267	2002	5-35
Kahler Grand Hotel—Rochester	(b	)	3,411	45,349	—	18,216	3,411	63,565	66,976	18,145	1999	5-35
Kahler Inn & Suites—Rochester	(a	)	1,666	21,582	(173)	1,880	1,493	23,462	24,955	7,846	1999	5-35
Marriott—Boston	176,000		51,598	170,238	—	16,665	51,598	186,903	238,501	18,202	2007	5-35
Marriott—Del Mar	48,000		5,125	58,548	(2,026)	(19,315)	3,099	39,233	42,332	8,115	2006	5-35

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2009(1)
	Encmbr.		Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Marriott—Houston	(b	)	$4,167	$19,155	$—	$6,580	$4,167	$25,735	$29,902	$5,434	2002	5-35
Marriott—Ontario Airport	(d	)	5,057	18,481	(1,757)	(1,418)	3,300	17,063	20,363	5,114	2003	5-35
Marriott—Park City	(b	)	2,260	17,778	—	5,760	2,260	23,538	25,798	7,238	1999	5-35
Marriott—Philadelphia	(b	)	3,297	29,710	—	5,819	3,297	35,529	38,826	8,241	2002	5-35
Marriott—Portland			5,341	20,705	—	3,206	5,341	23,911	29,252	7,215	2000	5-35
Marriott—Provo	(a	)	1,117	18,676	(654)	(4,560)	463	14,116	14,579	7,219	1999	5-35
Marriott—Quincy			14,375	97,875	—	929	14,375	98,804	113,179	9,568	2007	5-35
Marriott—Rochester	(a	)	1,851	39,714	—	4,717	1,851	44,431	46,282	14,933	1999	5-35
Marriott—Salt Lake City	(a	)	—	19,918	—	(2,257)	—	17,661	17,661	7,538	1999	5-35
Marriott—Troy	(b	)	2,701	45,814	—	7,095	2,701	52,909	55,610	12,481	2002	5-35
Marriott—Tysons Corner	(b	)	3,897	43,528	(250)	10,274	3,647	53,802	57,449	12,389	2002	5-35
Renaissance Concourse	(a	)	—	32,716	—	(13,531)	—	19,185	19,185	5,782	2005	5-35
Renaissance Harborplace	$105,241		25,085	102,707	—	16,697	25,085	119,404	144,489	18,071	2005	5-35
Renaissance Los Angeles Airport	(c	)	7,800	52,506	—	1,137	7,800	53,643	61,443	5,795	2007	5-35
Renaissance Long Beach	34,003		10,437	37,300	—	11,652	10,437	48,952	59,389	7,153	2005	5-35
Renaissance Orlando at SeaWorld®	85,700		—	119,733	30,716	22,130	30,716	141,863	172,579	21,722	2005	5-35
Renaissance Washington D.C.	134,036		14,563	132,800	—	9,567	14,563	142,367	156,930	22,193	2005	5-35
Residence Inn by Marriott—Manhattan Beach	(a	)	7,990	8,024	—	1,781	7,990	9,805	17,795	1,976	2003	5-35
Residence Inn by Marriott—Rochester	(c	)	225	9,652	173	1,000	398	10,652	11,050	2,125	2004	5-35
Sheraton—Cerritos	(c	)	—	24,737	—	4,919	—	29,656	29,656	4,327	2005	5-35
Valley River Inn—Eugene	(b	)	1,806	14,113	—	2,598	1,806	16,711	18,517	3,859	2002	5-35

Total	$842,676		$224,432	$1,795,068	$26,528	$202,680	$250,960	$1,997,748	$2,248,708	$376,051

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2009(1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
TCS—Rochester	$3,331	$1,600	$—	$—	$7,953	$1,600	$7,953	$9,553	$1,918	1999	5-35
Office Building—Troy		2,224	2,140	—	86	2,224	2,226	4,450	315	2006	5-35
Land held for future development or sale		4,500	—	(4,312)	—	188	—	188	—	1999	NA

	$3,331	$8,324	$2,140	$(4,312)	$8,039	$4,012	$10,179	$14,191	$2,233

(1)	The aggregate cost of properties for federal income tax purposes is approximately $2.8 billion at December 31, 2009.

		Hotel Properties			Other Real Estate Investments
		2009	2008	2007	2009	2008	2007

(1)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$2,332,768	$2,247,138	$2,135,705	$14,436	$13,899	$13,826
	Additions during year:
	Acquisitions	—	30,716	395,401	—	—	—
	Improvements	29,759	65,781	96,839	20	594	525
	Impairment loss	(202,453)	—	—	—	(57)	—
	Changes in reporting presentation	177,551	319,904	(246,345)	—	—	—
	Disposals during the year	(88,917)	(330,771)	(134,462)	(265)	—	(452)

	Balance at the end of the year	$2,248,708	$2,332,768	$2,247,138	$14,191	$14,436	$13,899

(2)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$303,143	$230,927	$208,706	$1,874	$1,530	$1,206
	Depreciation for the year	77,137	81,731	83,241	359	344	324
	Changes in reporting presentation	18,181	5,669	(31,952)	—	—	—
	Retirement	(22,410)	(15,184)	(29,068)	—	—	—

	Balance at the end of the year	$376,051	$303,143	$230,927	$2,233	$1,874	$1,530

(a)	Hotel is pledged as collateral by the non-recourse mortgage secured by deed of trust dated October 26, 2004 with a balance at December 31, 2009 of $245,972,000. This mortgage is included in the hotel’s secured debt restructuring program, and eight of the collateralized hotels have been reclassified to “operations held for non-sale disposition.”
(b)	Hotel is pledged as collateral by the non-recourse mortgage secured by deed of trust dated April 29, 2005 with a balance at December 31, 2009 of $236,632,000.
(c)	Hotel is pledged as collateral by the credit facility secured by deed of trust dated June 26, 2009. As of December 31, 2009, the Company has no outstanding indebtedness under its credit facility, and the Company had $2.9 million in outstanding irrevocable letters of credit backed by the credit facility. In February 2010, the Company terminated this credit facility.
(d)	Hotel is pledged as collateral by the non-recourse mortgage secured by deed of trust dated April 29, 2005 with a balance at December 31, 2009 of $25,499,000. This mortgage is included in the hotel’s secured debt restructuring program, and the collateralized hotel has been reclassified to “operations held for non-sale disposition.”