Form 10-Q
period 2010-03-31
Sunstone Hotel Investors, Inc.
filed 2010-05-10
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

98,521,121 shares of Common Stock, $0.01 par value, as of May 1, 2010

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including from VIEs of $1,577 and $1,471, respectively)	$333,519	$353,255
Restricted cash (including from VIEs of $3,363 and $4,711, respectively)	40,520	36,858
Accounts receivable, net (including from VIEs of $5,799 and $2,758, respectively)	26,683	22,624
Due from affiliates	61	62
Inventories (including from VIEs of $91 and $92, respectively)	2,395	2,446
Prepaid expenses	7,355	7,423
Investment in hotel property of discontinued operations, net	—	16,471
Other current assets of discontinued operations, net	—	1,739
Investment in hotel properties of operations held for non-sale disposition, net	100,835	102,343
Other current assets of operations held for non-sale disposition, net	23,147	14,140

Total current assets	534,515	557,361
Investment in hotel properties, net	1,908,689	1,923,392
Other real estate, net	14,013	14,044
Investments in unconsolidated joint ventures	669	542
Deferred financing fees, net	5,350	7,300
Goodwill	4,673	4,673
Other assets, net	9,467	6,218

Total assets	$2,477,376	$2,513,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including from VIEs of $765 and $523, respectively)	$12,652	$12,425
Accrued payroll and employee benefits (including from VIEs of $818 and $1,121, respectively)	7,580	9,092
Due to Interstate SHP	9,924	9,817
Dividends payable	5,137	5,137
Other current liabilities (including from VIEs of $1,980 and $1,316, respectively)	25,880	21,910
Current portion of notes payable	154,047	153,778
Note payable of discontinued operations	—	25,499
Notes payable of operations held for non-sale disposition	184,121	184,121
Other current liabilities of discontinued operations, net	49,005	41,449
Other current liabilities of operations held for non-sale disposition	12,577	6,364

Total current liabilities	460,923	469,592
Notes payable, less current portion	1,047,251	1,050,019
Other liabilities (including from VIEs of $2 and $12, respectively)	7,753	7,256

Total liabilities	1,515,927	1,526,867
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $24.375 per share	99,946	99,896
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 97,145,330 shares issued and outstanding at March 31, 2010 and 96,904,075 shares issued and outstanding at December 31, 2009	971	969
Additional paid in capital	1,119,967	1,119,005
Retained earnings (deficit)	(30,040)	(8,949)
Cumulative dividends	(402,664)	(397,527)
Accumulated other comprehensive loss	(2,981)	(2,981)

Total stockholders’ equity	861,503	886,767

Total liabilities and stockholders’ equity	$2,477,376	$2,513,530

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
REVENUES
Room	$90,378	$96,683
Food and beverage	38,208	41,037
Other operating	12,313	12,326
Revenues of operations held for non-sale disposition	19,834	21,347

Total revenues	160,733	171,393

OPERATING EXPENSES
Room	23,292	22,741
Food and beverage	27,688	29,376
Other operating	6,738	6,958
Advertising and promotion	8,322	9,175
Repairs and maintenance	6,463	6,719
Utilities	5,829	6,560
Franchise costs	4,515	4,695
Property tax, ground lease, and insurance	10,307	9,959
Property general and administrative	17,145	18,029
Corporate overhead	4,580	5,707
Depreciation and amortization	23,558	23,524
Operating expenses of operations held for non-sale disposition	18,038	18,860
Goodwill and other impairment losses	—	1,406
Goodwill impairment losses of operations held for non-sale disposition	—	2,310

Total operating expenses	156,475	166,019

Operating income	4,258	5,374
Equity in earnings (losses) of unconsolidated joint ventures	112	(1,517)
Interest and other income	171	620
Interest expense	(20,041)	(20,015)
Interest expense of operations held for non-sale disposition	(5,411)	(2,895)
Gain on extinguishment of debt	—	28,020

Income (loss) from continuing operations	(20,911)	9,587
Loss from discontinued operations	(180)	(3,077)

NET INCOME (LOSS)	(21,091)	6,510
Dividends paid on unvested restricted stock compensation	—	(447)
Preferred stock dividends and accretion	(5,187)	(5,187)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(26,278)	$876

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.27)	$0.08
Loss from discontinued operations	—	(0.06)

Basic income available (loss attributable) to common stockholders per common share	$(0.27)	$0.02

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.27)	$0.08
Loss from discontinued operations	—	(0.06)

Diluted income available (loss attributable) to common stockholders per common share	$(0.27)	$0.02

Weighted average common shares outstanding:
Basic	97,047	52,205

Diluted	97,047	52,205

Dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Cumulative Dividends	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2009	7,050,000	$176,250	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$886,767
Vesting of restricted common stock (unaudited)			241,255	2	1,012				1,014
Series A preferred dividends and dividends payable at $0.50 per share year to date (unaudited)							(3,525)		(3,525)
Series C preferred dividends and dividends payable at $0.393 per share year to date (unaudited)							(1,612)		(1,612)
Accretion of discount on Series C preferred stock (unaudited)					(50)				(50)
Net loss and comprehensive loss (unaudited)						(21,091)			(21,091)

Balance at March 31, 2010 (unaudited)	7,050,000	$176,250	97,145,330	$971	$1,119,967	$(30,040)	$(402,664)	$(2,981)	$861,503

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,091)	$6,510
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense (recovery)	(40)	179
Gain on sale of other assets	—	(319)
Gain on extinguishment of debt	—	(28,020)
Depreciation	25,189	29,107
Amortization of franchise fees and other intangibles	186	107
Amortization and write-off of deferred financing fees	2,089	417
Amortization of loan discounts	246	684
Amortization of deferred stock compensation	962	1,128
Goodwill and other impairment losses	—	3,716
Equity in (earnings) losses of unconsolidated joint ventures	(112)	1,517
Changes in operating assets and liabilities:
Restricted cash	(7,353)	751
Accounts receivable	(4,674)	(1,695)
Due from affiliates	1	(7)
Inventories	51	157
Prepaid expenses and other assets	129	(802)
Accounts payable and other liabilities	11,446	(1,209)
Accrued payroll and employee benefits	(1,517)	(933)
Due to Interstate SHP	(108)	223
Discontinued operations	584	(205)
Operations held for non-sale disposition	(7,504)	(355)

Net cash (used in ) provided by operating activities	(1,516)	10,951

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	—	2,584
Restricted cash – replacement reserve	2,291	2,654
Acquisitions of hotel properties	(4,000)	—
Renovations and additions to hotel properties and other real estate	(8,625)	(13,812)

Net cash used in investing activities	(10,334)	(8,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(2,745)	(33,322)
Payments of deferred financing costs	(4)	—
Dividends paid	(5,137)	(12,499)

Net cash used in financing activities	(7,886)	(45,821)

Net decrease in cash and cash equivalents	(19,736)	(43,444)
Cash and cash equivalents, beginning of period	353,255	176,102

Cash and cash equivalents, end of period	$333,519	$132,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$16,902	$27,021

NONCASH INVESTING ACTIVITY
Deconsolidation of assets of hotel placed into receivership	$18,393	$—

Deconsolidation of liabilities of hotel placed into receivership	$26,876	$—

Amortization of deferred stock compensation – construction activities	$42	$62

Amortization of deferred stock compensation – unconsolidated joint venture	$10	$5

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$—	$29,056

Dividends payable	$5,137	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2010, the Company owned 37 hotels. Pursuant to a 2009 secured debt restructuring program initiated by the Company in 2009 which was aimed at reducing leverage and minimizing risk associated with individual hotels (the “2009 secured debt restructuring program”), the Company is currently in the process of transferring ownership and control of eight (the “Mass Mutual eight”) of its 37 hotels to a lender in satisfaction of a non-recourse mortgage, leaving 29 hotels (the “29 hotels”) currently held for investment. The Company has reclassified the assets, liabilities and operating results of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and cash flows. Three additional hotels, the W San Diego, Renaissance Westchester and Marriott Ontario Airport, are included in discontinued operations. These three hotels were transferred to receivers pursuant to the 2009 secured debt restructuring program.

As of March 31, 2010, the Company’s third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 22 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 12 of the Company’s hotels; and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each managers of one of the Company’s hotels. In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 23, 2010.

Certain prior year amounts have been reclassified in the consolidated financial statements in order to conform to the current year presentation as a result of the transfer of the Marriott Ontario Airport to a receiver in March 2010, and the finalization of a restructuring agreement with Mass Mutual in April 2010 regarding the Mass Mutual eight hotels along with three additional hotels securing this non-recourse mortgage.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2010 results of operations for the Marriott-managed hotels include results from January 2 through March 26 for the first quarter, March 27 through June 18 for the second quarter, June 19 through September 10 for the third quarter, and September 11 through December 31 for the fourth quarter. The Company’s 2009 results of operations for the Marriott-managed hotels include results from January 3 through March 27 for the first quarter, March 28 through June 19 for the second quarter, June 20 through September 11 for the third quarter, and September 12 through January 1 for the fourth quarter.

Fair Value of Financial Instruments

As of March 31, 2010 and December 31, 2009, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirements of the Fair Value Measurements and Disclosure Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 2 measurements at $1.8 million as of both March 31, 2010 and December 31, 2009. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 2 measurements at $1.8 million as of both March 31, 2010 and December 31, 2009. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. For the three months ended March 31, 2010, the Company did not identify any properties with indicators of impairment. When indicators of impairment existed in 2009 and the undiscounted cash flows were less than the carrying value of the asset, the Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate.

The Company has analyzed the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three months ended March 31, 2010, the Company did not identify any properties with indicators of impairment. When indicators of impairment existed in 2009 and the discounted cash flows were less than the carrying value of the reporting unit, the Company used discount rates ranging between 13.0% and 13.8% in its 2009 analyses, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of March 31, 2010 and December 31, 2009, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the Mass Mutual eight hotels, totaled $1.4 billion as of both March 31, 2010 and December 31, 2009. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 8.0% and 9.6%, the Company estimates that the fair market value of its debt as of March 31, 2010 and December 31, 2009 totaled $1.3 billion and $1.2 billion, respectively.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Investment in hotel properties, net	$—	$117
Goodwill	—	1,289
Other current assets of operations held for non-sale disposition, net (1)	—	2,310

Total Level 3 measurement impairment losses included in earnings	$—	$3,716

(1)	Includes goodwill impairment losses recorded on operations held for non-sale disposition.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	Total March 31, 2010	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Life insurance policy	$1,827	$—	$1,827	$—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174

Total assets	$7,674	$—	$1,827	$5,847

Liabilities:
Retirement benefit agreement	$1,827	$—	$1,827	$—

Total liabilities	$1,827	$—	$1,827	$—

	Total December 31, 2009	Fair Value Measurements at Reporting Date
		Level 1	Level 2	Level 3
Assets:
Investment in hotel properties of operations held for non-sale disposition, net (2)	$69,272	$—	$—	$69,272
Life insurance policy	1,814	—	1,814	—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174

Total assets	$76,933	$—	$1,814	$75,119

Liabilities:
Retirement benefit agreement	$1,814	$—	$1,814	$—

Total liabilities	$1,814	$—	$1,814	$—

(1)	Goodwill of operations held for non-sale disposition is included in other current assets of operations held for non-sale disposition, net.
(2)	Includes the six hotel properties that were impaired and recorded at fair value as of December 31, 2009.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both March 31, 2010 and December 31, 2009 includes an allowance for doubtful accounts of $0.1 million, all of which is included in continuing operations. At March 31, 2010 and December 31, 2009, the Company had approximately $1.9 million and $2.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either March 31, 2010 or December 31, 2009 as all amounts have been deemed to be collectible.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt. Upon repayment or modification of the underlying debt, any related unamortized deferred financing fee is charged to interest expense. Unamortized deferred financing fees written off and charged to interest expense due to the repayment or modification of the underlying debt totaled $1.5 million for the three months ended March 31, 2010, due to the termination of the Company’s credit facility, and zero for the three months ended March 31, 2009.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization and write-off of deferred financing fees for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operations held for investment:
Amortization of deferred financing fees	$493	$274
Write-off of deferred financing fees	1,462	—

Total deferred financing fees – operations held for investment	1,955	274

Operations held for non-sale disposition:
Amortization of deferred financing fees	132	132

Total deferred financing fees – operations held for non-sale disposition	132	132

Discontinued operations:
Amortization of deferred financing fees	2	11

Total deferred financing fees – discontinued operations	2	11

Total amortization and write-off of deferred financing fees	$2,089	$417

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2010 and 2009, earnings representing nonforfeitable dividends of zero and $0.4 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$(21,091)	$6,510
Less dividends paid on unvested restricted stock compensation	—	(447)
Less preferred stock dividends and accretion	(5,187)	(5,187)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(26,278)	$876

Denominator:
Weighted average basic and diluted common shares outstanding	97,047	52,205

Basic earnings available (loss attributable) to common stockholders per common share	$(0.27)	$0.02

Diluted earnings available (loss attributable) to common stockholders per common share	$(0.27)	$0.02

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options, unvested restricted stock units and its long-term incentive plan have been excluded from the above calculation of earnings per share for the three months ended March 31, 2010 and 2009, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in two segments, operations held for investment and operations held for non-sale disposition.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$233,812	$233,812
Buildings and improvements	1,853,748	1,848,435
Furniture, fixtures and equipment	246,199	243,415
Intangibles	34,081	34,081
Franchise fees	943	1,133
Construction in process	6,583	6,182

	2,375,366	2,367,058
Accumulated depreciation and amortization	(466,677)	(443,666)

	$1,908,689	$1,923,392

Pursuant to its 2009 secured debt restructuring program, the Company finalized a restructuring agreement in April 2010 with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels comprised of 2,587 rooms. As part of this agreement, the Company agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels include the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites, and the 203-room Marriott Rochester. Also pursuant to this agreement, the Company expects to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. The Mass Mutual eight hotels include the following: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Pending the completion of the deed back or appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010 and December 31, 2009, the assets and liabilities of operations held for non-sale disposition associated with the Mass Mutual eight hotels consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,368	$5,864
Restricted cash	5,349	4,683
Accounts receivable, net	1,736	1,137
Inventories	243	245
Prepaid expenses	423	208
Deferred financing fees, net	570	702
Goodwill	1,174	1,174
Other assets, net	284	127
Investment in hotel properties, net	100,835	102,343

Total current assets	123,982	116,483

Total assets	$123,982	$116,483

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,092	$989
Due to Interstate SHP	1,120	1,148
Other current liabilities	10,342	4,192
Other liabilities	23	35
Notes payable	184,121	184,121

Total current liabilities	196,698	190,485

Total liabilities	$196,698	$190,485

4. Discontinued Operations

In September 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $25.5 million non-recourse mortgage secured by the 299-room Marriott Ontario Airport. In March 2010, a stipulation for the appointment of a receiver for the entity that owns the Marriott Ontario Airport was filed in the California Superior Court, County of San Bernardino, and the Company transferred possession and control of the Marriott Ontario Airport to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to a receiver in March 2010, and accordingly has deconsolidated the Marriott Ontario Airport. The Company has reclassified the net assets and the net liabilities, including the hotel’s $25.5 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s March 31, 2010 balance sheet. The Company reclassified the individual assets and liabilities, including the hotel’s $25.5 million mortgage indebtedness to the appropriate discontinued operations line items on its December 31, 2009 balance sheet. Additionally, the Company reclassified the Marriott Ontario Airport’s results of operations and cash flows for the three months ended March 31, 2010 and 2009 to discontinued operations on its statements of operations and cash flows. Although the entity that owns the Marriott Ontario Airport has been deconsolidated, the Company will remain the owner of the hotel until the deed back is completed. Accordingly, the Company has deferred recording a gain on extinguishment of debt until the deed back is completed and the non-recourse mortgage is extinguished.

In June 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $65.0 million non-recourse mortgage secured by the 258-room W San Diego. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to a receiver in September 2009, and accordingly deconsolidated the W San Diego. The Company has reclassified the net assets and the net liabilities, including the hotel’s $65.0 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s March 31, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows for the three months ended March 31, 2009, as well as any expenses incurred as owner of the property for the three months ended March 31, 2010, to discontinued operations on the Company’s statements of operations and cash flows. Although the entity that owns the W San Diego has been deconsolidated, the Company will remain the owner of the hotel until the deed back is completed. Accordingly, the Company has deferred recording a gain on extinguishment of debt until the deed back is completed and the non-recourse mortgage is extinguished.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $29.2 million non-recourse mortgage secured by the 347-room Renaissance Westchester. In December 2009, a stipulation for the appointment of a receiver for the entity that owns the Renaissance Westchester was filed in the New York Superior Court, County of Westchester, and the Company transferred possession and control of the Renaissance Westchester to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to a receiver in December 2009, and accordingly deconsolidated the Renaissance Westchester. The Company has reclassified the net assets and the net liabilities, including the hotel’s $29.2 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s March 31, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows for the three months ended March 31, 2009, as well as any expenses incurred as owner of the property for the three months ended March 31, 2010, to discontinued operations on its statements of operations and cash flows. Although the entity that owns the Renaissance Westchester has been deconsolidated, the Company will remain the owner of the hotel until the deed back is completed. Accordingly, the Company has deferred recording a gain on extinguishment of debt until the deed-back is completed and the non-recourse mortgage is extinguished.

In addition to the deconsolidations noted above, the Company sold the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. The following sets forth the discontinued operations for the three months ended March 31, 2010 and 2009, related to the three hotel properties sold during 2009, as well as the three hotel properties held in receivership (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operating revenues	$1,842	$17,225
Operating expenses	(1,623)	(15,597)
Interest expense	(275)	(1,723)
Depreciation and amortization expense	(124)	(2,982)

Loss from discontinued operations	$(180)	$(3,077)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$3,824	$3,824
Buildings and improvements	10,183	10,179
Furniture, fixtures and equipment	6,258	6,058
Construction in process	10	27

	20,275	20,088
Accumulated depreciation	(6,450)	(6,232)

	13,825	13,856
Land held for investment	188	188

	$14,013	$14,044

As of March 31, 2010, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BuyEfficient from the Company. In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB ASC, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation – Stock Compensation Topic and the Equity Topic of the FASB ASC. During the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense for BuyEfficient of $15,000 and $7,000, respectively, all of which was included in equity in earnings (losses) of unconsolidated joint ventures.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the members’ equity in the joint venture to a deficit. The Company has no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments – Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge effectively reduced the Company’s investment in the partnership to zero. Although the Doubletree Guest Suites Times Square joint venture incurred a loss during the first quarter of 2010, the Company did not recognize any portion of this loss, which totaled $0.9 million, as its interest in the partnership was reduced to zero at December 31, 2009.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to other investors in this joint venture. The annual dividend accrual rates, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, are currently 8.5%, and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received no distributions during either the three months ended March 31, 2010 or 2009.

7. Goodwill

The Company follows the requirements of the Intangibles – Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property (see Fair Value of Financial Instruments for detail on the Company’s valuation methodology). If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

As of March 31, 2010 and December 31, 2009, goodwill consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Beginning balance	$4,673	$8,621
Goodwill impairment loss – operations held for investment	—	(3,948)

Ending balance	$4,673	$4,673

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Property and equipment, net	$997	$1,125
Deferred costs	4,000	—
Other receivables	1,940	2,567
Other	2,530	2,526

	$9,467	$6,218

During the first quarter of 2010, the Company paid a refundable cash deposit of $4.0 million towards the potential acquisition of a hotel. Subsequent to March 31, 2010, the potential acquisition was abandoned, and the deposit was refunded.

In 2006, the Company sold 13 hotels for gross proceeds of $144.1 million. As a condition of the transaction, the Company currently holds a promissory note from the buyer of the 13 hotels (the “Buyer”) for $5.6 million, with interest accruing at 8% per annum. The note is interest only and is secured by an equity pledge in the Buyer’s legal investment entity. In December 2009, the Company received notice that the Buyer requested a loan modification from the Senior Note Lender, indicating that the Company’s $5.6 million mezzanine loan along with the accrued interest may not be collectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net in December 2009, which reserved both the discounted note and the related interest receivable in full at December 31, 2009. The Company suspended recording interest receivable on the note, and any amounts received from the Buyer in the future will be applied first toward the principal amount of the note. During the first quarter of 2010, $0.1 million was received from the Buyer and applied towards the principal amount of the note as a recovery of bad debt which was included in corporate overhead.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 30 hotel properties and one laundry facility.	$1,325,867	$1,328,611
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500

	1,388,367	1,391,111
Less: discount on Senior Notes	(2,948)	(3,193)

	1,385,419	1,387,918
Less: notes payable of operations held for non-sale disposition	(184,121)	(184,121)
Less: current portion	(154,047)	(153,778)

	$1,047,251	$1,050,019

The Company’s 2009 secured debt restructuring program was initiated to address cash flow and value deficits among certain of its hotels securing non-recourse mortgage debt. The status of each of the four loans remaining in the 2009 secured debt restructuring program is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on its

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

Marriott Ontario Airport. Effective March 1, 2010, possession and control of the 299-room Marriott Ontario Airport was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the hotel’s $25.5 million 5.34% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the Marriott Ontario Airport’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. Once title to the hotel is transferred, the Company will record a gain on extinguishment of debt in accordance with the Debt Topic of the FASB ASC, and the net assets and liabilities will be removed from the Company’s balance sheets.

Massachusetts Mutual Life Insurance Company. In April 2010, the Company finalized an agreement with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels comprised of 2,587 rooms. As part of the agreement, the Company agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. Also pursuant to this agreement, the Company expects to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. Pending the completion of the deed back or appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operations held for investment:
Interest expense	$16,938	$19,057
Interest expense – default rate (1)	764	—
Accretion of Senior Notes	246	684
Amortization of deferred financing fees	493	274
Write-off of deferred financing fees	1,462	—
Loan penalties and fees (2)	138	—

	$20,041	$20,015

Operations held for non-sale disposition:
Interest expense	$2,709	$2,763
Interest expense – default rate (1)	2,276	—
Amortization of deferred financing fees	132	132
Loan penalties and fees (2)	294	—

	$5,411	$2,895

(1)	Interest expense – default rate for the three months ended March 31, 2010 was incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company is required to record such interest, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such interest. The Company will reverse this expense and record a gain on the forgiveness of this interest once the deed back of the Mass Mutual eight is complete, and the debt is extinguished.
(2)	Loan penalties and fees of $99,000 for operations held for investment and $294,000 for operations held for non-sale disposition recognized during the three months ended March 31, 2010 were incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company is required to record such loan penalties and fees, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such fees. The Company will reverse these expenses and record a gain on the forgiveness of these penalties and fees once the deed back of the Mass Mutual eight is completed, and the debt is extinguished. An additional $39,000 in loan penalties and fees for operations held for investment was incurred during the three months ended March 31, 2010 due to the termination of the Company’s credit facility.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. On or after July 8, 2010, the Series C preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. The Company does not currently expect to incur a financial ratio violation. Should operations deteriorate from current levels, however, the Company may fail to meet its financial ratios with respect to its Series C preferred stock for four consecutive quarters, which would cause the Company to incur a financial ratio violation. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At March 31, 2010 and December 31, 2009, the Series C preferred stock carrying value consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	946	896

	$99,946	$99,896

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of March 31, 2010, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

In May 2009, the Company issued 20,700,000 shares of its common stock, including the underwriters’ over-allotment of 2,700,000 shares, for net proceeds of $98.7 million. The Company used the net proceeds from this equity offering for working capital and other general corporate purposes, including the replacement of cash used in the repurchase of the Senior Notes and the repayment of $60.0 million outstanding on its credit facility in existence at the time.

In October 2009, the Company issued 23,000,000 shares of its common stock, including the underwriters’ over-allotment of 3,000,000 shares, for net proceeds of approximately $158.4 million. The Company used a portion of the net proceeds from this equity offering for working capital and other general corporate purposes, and may use the remaining proceeds for the acquisition of additional hotel properties.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. For the three months ended March 31, 2010 and 2009, the Company’s expense related to these restricted shares and restricted share units was $1.3 million and $1.5 million, respectively. The Company’s expense related to these restricted shares and restricted share units included forfeiture expense adjustments of $74,000 and $20,000 for the three months ended March 31, 2010 and 2009, respectively.

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

13. Segment Reporting

The Company’s operations are organized into two segments, operations held for investment and operations held for non-sale disposition. Operations held for investment currently includes 29 hotels and two commercial laundry facilities. Operations held for non-sale disposition currently includes the Mass Mutual eight hotels.

Non-segment assets primarily consist of corporate assets, including cash, restricted cash, due from affiliates, prepaid expenses, investment in unconsolidated joint ventures, deferred financing costs and office equipment, which is included in other assets, net.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Revenues:
Operations held for investment	$140,899	$150,046
Operations held for non-sale disposition	19,834	21,347

Total revenues	$160,733	$171,393

Goodwill and other impairment losses:
Operations held for investment	$—	$1,406
Operations held for non-sale disposition	—	2,310

Total goodwill and other impairment losses	$—	$3,716

Adjusted EBITDA: (1)
Operations held for investment	$30,600	$35,834
Operations held for non-sale disposition	3,489	5,200
Non-segment	(3,092)	(2,164)

Adjusted EBITDA	$30,997	$38,870

Reconciliation of Adjusted EBITDA to Net Income (Loss)
Adjusted EBITDA	$30,997	$38,870
Depreciation and amortization	(25,389)	(30,486)
Interest expense	(19,872)	(24,217)
Interest expense – default rate	(3,040)	—
Amortization of deferred financing fees	(627)	(463)
Write-off of deferred financing fees	(1,462)	—
Loan penalties and fees	(480)	—
Non-cash interest related to discount on Senior Notes	(246)	(684)
Amortization of deferred stock compensation	(972)	(1,133)
Gain on sale of assets	—	319
Gain on extinguishment of debt	—	28,020
Goodwill and other impairment losses	—	(3,716)

Net income (loss)	$(21,091)	$6,510

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Operations held for investment	$2,007,187	$2,023,561
Operations held for non-sale disposition	123,982	116,483
Non-segment	346,207	373,486

Total assets	$2,477,376	$2,513,530

(1)	Adjusted EBITDA is a non-GAAP financial measure used to evaluate the operating performance of the Company’s segments. The Company defines Adjusted EBITDA for both of its segments as net income (loss) excluding depreciation and amortization, goodwill and other impairment losses and interest expense. Non-segment Adjusted EBITDA is defined by the Company as net income (loss) excluding depreciation and amortization, interest expense, amortization of deferred financing fees, any write-offs of deferred financing fees or loan penalties and fees, amortization of deferred stock compensation, gain on sale of assets or extinguishment of debt, and goodwill and other impairment losses. The Company believes Adjusted EBITDA is useful to investors in evaluating its operating performance because these measures help investors evaluate and compare the results of its operations from period to period by removing the impact of the Company’s capital structure (primarily interest expense) and the Company’s asset base (primarily depreciation and amortization) from its operating results. The Company also uses Adjusted EBITDA as a measure in determining the value of hotel acquisitions and dispositions. The Company cautions investors that amounts presented in accordance with its definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate non-GAAP measures in the same manner. Adjusted EBITDA should not be considered as an alternative measure of the Company’s net income (loss), operating performance, cash flow or liquidity. Adjusted EBITDA may include funds that may not be available for the Company’s discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although the Company believes that Adjusted EBITDA can enhance an investor’s understanding of the Company’s results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm the Company’s cash flow.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operations held for investment – property general and administrative expense	$3,507	$3,744
Operating expenses of operations held for non-sale disposition	452	487
Discontinued operations	37	446

	$3,996	$4,677

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.5 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively, all of which were included in property general and administrative expense.

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotel properties. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. The license and franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require the Company to make significant expenditures for capital improvements.

Total license and franchise costs incurred by the Company during the three months ended March 31, 2010 and 2009 were $5.9 million and $7.0 million, respectively, of which royalties totaled $2.3 million and $2.8 million, for the three months ended March 31, 2010 and 2009, respectively. The remaining costs included advertising, reservation and frequent guest program assessments. Total license and franchise costs incurred by the Company during the three months ended March 31, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operations held for investment – franchise costs	$4,515	$4,695
Operating expenses of operations held for non-sale disposition	1,243	1,326
Discontinued operations	130	936

	$5,888	$6,957

Renovation and Construction Commitments

The Company believes that the appeal of its portfolio to travelers may be enhanced through a capital renovation program aimed at maintaining the appearance and quality of its hotels. At March 31, 2010, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotels. The remaining commitments under these contracts at March 31, 2010 totaled $9.6 million.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2010 and 2009 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(unaudited)	(unaudited)
Operations held for investment – property general and administrative expense	$1,154	$1,141
Operating expenses of operations held for non-sale disposition	111	153

	$1,265	$1,294

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended March 31, 2010 and 2009, and was included in corporate overhead expense.

Concentration of Risk

As of March 31, 2010, nine of the 29 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 27% of the Company’s rooms and approximately 27% of the revenue generated by the Company’s 29 hotels during the three months ended March 31, 2010. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

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

At March 31, 2010, the Company had $7.9 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years, as well as future pension plan funding obligations and working capital requirements pursuant to certain management agreements. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2010.

15. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At both March 31, 2010 and December 31, 2009, amounts owed to the Company by its affiliates amounted to $0.1 million, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. Richard Alter remains an employee with GTS. The Company paid GTS $3,000 and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

16. Variable Interest Entities

The Company adopted Accounting Standards Update (“ASU”) No. 2009-17 on January 1, 2010, which changes the consolidation guidance applicable to variable interest entities (“VIEs”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the applicable standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The topic also requires additional disclosures about an enterprise’s involvement with a VIE.

Upon adoption of ASU No. 2009-17, the Company evaluated its variable interests, including the management agreements it has with its third-party hotel managers and its interest in the Doubletree Guest Suites Times Square joint venture, to determine whether or not these variable interests are VIEs. The Company’s analysis included both quantitative and qualitative reviews. In arriving at the VIE determination for its third-party management agreements, the Company followed the guidance in ASC 810-10-55-37, “Fees Paid to Decision Makers or Service Providers,” which states that fees paid to a legal entity’s decision makers or service providers are not variable interests if six conditions are met: 1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) substantially all of the fees are at or above the same level of seniority as other operating liabilities of the VIE that arise in the normal course of the VIE’s activities, such as trade payables; 3) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 4) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; 5) the total amount of anticipated fees are insignificant relative to the total amount of the VIE’s anticipated economic performance; and 6) the anticipated fees are expected to absorb an insignificant amount of the variability associated with the VIE’s anticipated economic performance, which includes any carried interests, promotes or incentive fees. Based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreements for all but three of its hotels are not variable interest entities. The three hotels do not meet conditions (5) and (6) as each of the three hotel’s incentive management fees are significant relative to the total amount of each hotel’s economic performance, and these fees are expected to absorb a significant amount of the variability associated with each hotel’s anticipated economic performance. The Company has determined that it is the primary beneficiary of these three VIEs because it has the power to direct the activities that most significantly impact the hotels’ economic performance, such as developing budgets and renovation programs as well as making the decision to sell the hotels, and it is obligated to absorb the losses or to receive the benefits from the hotels that could potentially be significant to the hotels. The Company has, therefore, consolidated these three VIEs.

The Company has determined that it is not the primary beneficiary of its Doubletree Guest Suites Times Square joint venture as it does not have the power to direct the activities that most significantly impact the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, will continue to account for this investment using the equity method.

17. Subsequent Events

On April 15, 2010, pursuant to the 2009 secured debt restructuring program, the Company finalized an agreement with Mass Mutual to obtain the release of three of the 11 hotels securing a $246.0 million non-recourse loan. The Company paid a release price of $83.0 million for the three hotels, and will deed back the remaining eight hotels in satisfaction of the debt balance that remains after the payment of the release price.

On April 30, 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million plus accrued interest of approximately $800,000, for a total purchase price of $3.7 million. The loans include (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture, and (ii) a $2.5 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. None of the debt on the Doubletree Guest Suites Times Square is in default, however interest on the mezzanine loan is currently being deferred in accordance with the provisions of the loan. The subordinate note secured by the Twelve Atlantic Station is currently in default. The Company will account for both loans using the cost recovery method until such time as the expected cash flows from the loans are reasonably probable and estimable.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2010, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising operating expenses;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground or air leases for six of our 29 hotels;

•	our ability to complete acquisitions and dispositions;

•	competition for the acquisition of hotels;

•	performance of hotels after they are acquired;

•	competition from hotels not owned by us;

•	the need for renovations of and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

•	impairments to our hotels and goodwill;

•

potential adverse consequences related to our 2009 secured debt restructuring program, including potential increases to our marginal borrowing rate and increased difficulty of raising equity or debt capital or increases in the costs of such capital;

•	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•	our ability to complete the 2009 secured debt restructuring program; and

•	other events beyond our control.

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

We own primarily upper upscale hotels in the United States. As of March 31, 2010, we owned 29 hotels held for investment (the “29 hotels”). We continue to own 11 additional hotels which are in the process of being deeded back to certain lenders pursuant to our 2009 secured debt restructuring program. These 11 hotels include the W San Diego, Renaissance Westchester and Marriott Ontario Airport, which are held in receivership and included in discontinued operations, and eight additional hotels which we are currently in the process of deeding back to a lender, and which are included in operations held for non-sale disposition. The eight hotels secure the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight”), and include: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Three additional hotels which previously secured the Mass Mutual loan (Courtyard by Marriott Los Angeles Airport, Kahler Inn & Suites Rochester and Marriott Rochester) were released in April 2010 following our payment of an $83.0 million release price. These three hotels are included in the 29 hotels. Of the 29 hotels, we classify 27 as upscale or upper upscale, one as luxury and one as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we own a 38% equity interest in a joint venture that owns one hotel, and we own certain other non-hotel investments. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The average hotel in our 29 hotel portfolio has 378 rooms.

The demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle, and we seek to employ a cycle-appropriate portfolio management strategy. During the recovery and growth phases of the lodging cycle, our strategy emphasizes active investment, both in terms of acquisitions of new hotels and selective renovations of our existing portfolio. During the mature phase of the lodging cycle, our strategy emphasizes net hotel dispositions, and during periods of cyclical declines, our strategy emphasizes capital preservation.

Through all phases of the lodging cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues, minimize operational expenses and maximize the appeal of our hotels to travelers.

During the first three months of 2010, we began to see increasingly positive signs in terms of improving business and consumer sentiment, which may point to an impending economic recovery, setting the stage for a prolonged period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. Consistent with our cycle-appropriate strategy, we believe that acquiring hotels now may likely create long-term value, and we expect to deploy a portion of our excess cash balance in 2010 towards selective hotel acquisitions. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise, but we do not expect these atypical lodging assets to comprise a major component of our portfolio. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

The weighted average term to maturity of our debt is approximately 6.9 years, and 100% of our debt is fixed rate with an average interest rate of 5.6%. Of our total debt, approximately $180.4 million matures over the next four years ($81.0 million in 2010, none in 2011, $33.8 million in 2012 and $65.6 million in 2013, assuming we repay our Senior Notes remaining balance of $62.5 million at the first put date in 2013). The $180.4 million does not include scheduled amortization payments, which total $6.8 million in 2010, $13.5 million in 2011, $15.6 million in 2012, and $16.6 million in 2013. In addition, in April 2010, we made a partial payment of $83.0 million on the Mass Mutual mortgage loan to secure the release of three of the 11 hotels securing the loan.

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

•

Adjusted Hotel EBITDA, which is calculated as hotel revenues less hotel expenses excluding corporate-level expenses, such as preferred stock dividends, interest expense (including prepayment penalties, if any), provision for income taxes, including income taxes applicable to sale of assets, depreciation and amortization, impairment charges, and any other identified adjustments;

•	Hotel EBITDA Margin, which is the quotient of adjusted hotel EBITDA divided by hotel revenues;

•	operating flow through, which is the quotient of incremental operating income (Adjusted hotel EBITDA) divided by incremental revenues;

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

•

Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties; and

•

Revenues of operations held for non-sale disposition, which includes room revenues, food and beverage revenues, and other operating revenues for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels. In November 2009, we elected to cease the subsidization of debt service on the Mass Mutual non-recourse mortgage, as we believed that the values of the 11 hotels that secured this loan were, on a collective basis, significantly less than the principal amount of the mortgage. Prior to electing this default, we worked with the loan’s lender representative to amend the repayment terms, but we were unable to reach mutually acceptable amendment terms. At this point, other than as noted above with respect to the partial release of three of the hotels securing the Mass Mutual loan, we do not expect further negotiations with the lender representative, and we are working to convey the Mass Mutual eight hotels to the lender in lieu of repayment of the debt. We have reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows.

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

•

Operating expenses of operations held for non-sale disposition, which includes room expense, food and beverage expense, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, and depreciation and amortization expense for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels;

•

Goodwill and other impairment losses expense, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluations and to reduce the carrying value of assets on our balance sheets to their fair value; and

•

Goodwill impairment losses of operations held for non-sale disposition, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluations for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels.

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

•

Interest expense of operations held for non-sale disposition, which includes interest expense, amortization of deferred financing fees and any loan penalties and fees incurred on our debt for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. As a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase in 2008. While total RevPAR for the 29 hotels declined by 6.5% in the first quarter of 2010 as compared to the same period in 2009, we are seeing positive signs of improving demand trends. Consistent with prior trends, we anticipate that lodging demand will continue to improve as liquidity is restored in the credit markets and the U.S. economy begins to strengthen. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession ended in the later part of 2009, we expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will benefit from the recent recession and credit crisis as restricted credit and tighter lending standards have made it difficult to finance new hotel construction projects. We believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer returns targets can be achieved, and until the construction financing markets recover. Given the one to three year timeline needed to construct a typical hotel, we expect a window of at least two to four years beginning in 2010 during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

•

Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we believe that strong operating flow through is a good indicator of our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR, as increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in better flow through, and as a result, higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in worse flow through and, as a result, lower hotel EBITDA margins.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, capitalizing on relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our hotel EBITDA margins. Moreover, there are limits to how far our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended March 31, 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (10,966 rooms) as of March 31, 2010 and 2009. In addition, operating results for operations held for non-sale disposition for both the three months ended March 31, 2010 and 2009 includes the Mass Mutual eight hotels. Loss from discontinued operations for the three months ended March 31, 2010 includes the results of operations for the W San Diego, Renaissance Westchester and Marriott Ontario Airport, which have been deconsolidated from our operations as a result of the transfer of possession and control of these properties to receivers. Loss from discontinued operations for the three months ended March 31, 2009 includes the results of operations for the Marriott Napa Valley, Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego, Renaissance Westchester and Marriott Ontario Airport which have been deconsolidated from our operations.

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)
REVENUES
Room	$90,378	$96,683	$(6,305)	(6.5)%
Food and beverage	38,208	41,037	(2,829)	(6.9)%
Other operating	12,313	12,326	(13)	(0.1)%
Revenues of operations held for non-sale disposition	19,834	21,347	(1,513)	(7.1)%

Total revenues	160,733	171,393	(10,660)	(6.2)%

OPERATING EXPENSES
Hotel operating	93,154	96,183	(3,029)	(3.1)%
Property general and administrative	17,145	18,029	(884)	(4.9)%
Corporate overhead	4,580	5,707	(1,127)	(19.7)%
Depreciation and amortization	23,558	23,524	34	0.1%
Operating expenses of operations held for non-sale disposition	18,038	18,860	(822)	(4.4)%
Goodwill and other impairment losses	—	1,406	(1,406)	(100.0)%
Goodwill impairment losses of operations held for non-sale disposition	—	2,310	(2,310)	(100.0)%

Total operating expenses	156,475	166,019	(9,544)	(5.7)%

Operating income	4,258	5,374	(1,116)	(20.8)%
Equity in earnings (losses) of unconsolidated joint ventures	112	(1,517)	1,629	(107.4)%
Interest and other income	171	620	(449)	(72.4)%
Interest expense	(20,041)	(20,015)	(26)	0.1%
Interest expense of operations held for non-sale disposition	(5,411)	(2,895)	(2,516)	86.9%
Gain on extinguishment of debt	—	28,020	(28,020)	(100.0)%

Income (loss) from continuing operations	(20,911)	9,587	(30,498)	(318.1)%
Loss from discontinued operations	(180)	(3,077)	2,897	(94.2)%

Net income (loss)	(21,091)	6,510	(27,601)	(424.0)%
Dividends paid on unvested restricted stock compensation	—	(447)	447	(100.0)%
Preferred stock dividends and accretion	(5,187)	(5,187)	—	0.0%

Income available (loss attributable) to common stockholders	$(26,278)	$876	$(27,154)	(3,099.8)%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three months ended March 31, 2010 and 2009. The comparisons do not include the results of operations for the three hotels sold in 2009, the three hotels held in receivership, or the Mass Mutual eight hotels held for non-sale disposition.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (29 hotels) (1)	67.0%	$141.31	$94.68	65.6%	$154.32	$101.23	140 bps	(8.4)%	(6.5)%

(1)	Includes all hotels owned by the Company on March 31, 2010, excluding the Mass Mutual eight hotels, which have been reclassified to “operations held for non-sale disposition,” and the W San Diego, Renaissance Westchester and Marriott Ontario Airport, which have been deconsolidated and included in discontinued operations due to the transfer of possession and control of these three hotels to receivers.

For the three months ended March 31, 2010, RevPAR for the 29 hotel portfolio decreased 6.5% to $94.68 from the same period in 2009. Occupancy increased 140 basis points to 67.0%, while ADR decreased 8.4% to $141.31.

Non-GAAP Financial Measures. The following table reconciles net income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2010 and 2009. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$(26,278)	876
Dividends paid on unvested restricted stock compensation	—	447
Series A and C preferred stock dividends	5,187	5,187
Operations held for investment:
Depreciation and amortization	23,558	23,524
Interest expense	16,938	19,057
Interest expense – default rate	764	—
Amortization of deferred financing fees	493	274
Write-off of deferred financing fees	1,462	—
Loan penalties and fees	138	—
Non-cash interest related to discount on Senior Notes	246	684
Unconsolidated joint ventures:
Depreciation and amortization	14	1,272
Interest expense	—	685
Amortization of deferred financing fees	—	46
Operations held for non-sale disposition:
Depreciation and amortization	1,693	2,708
Interest expense	2,709	2,763
Interest expense – default rate	2,276	—
Amortization of deferred financing fees	132	132
Loan penalties and fees	294	—
Discontinued operations:
Depreciation and amortization	124	2,982
Interest expense	225	1,712
Amortization of deferred financing fees	2	11
Loan penalties and fees	48	—

EBITDA	30,025	62,360

Amortization of deferred stock compensation – operations held for investment	962	1,128
Amortization of deferred stock compensation – unconsolidated joint ventures	10	5
Gain on sale of assets	—	(319)
Gain on extinguishment of debt	—	(28,020)
Impairment loss – operations held for investment	—	1,406
Impairment loss – operations held for non-sale disposition	—	2,310

	972	(23,490)

Adjusted EBITDA	$30,997	38,870

Adjusted EBITDA was $31.0 million for the three months ended March 31, 2010 as compared to $38.9 million for the same period in 2009. Adjusted EBITDA decreased $7.9 million in 2010 as compared to 2009 primarily due to decreased earnings at our hotels.

The following table reconciles net income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the three months ended March 31, 2010 and 2009. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$(26,278)	876
Dividends paid on unvested restricted stock compensation	—	447
Real estate depreciation and amortization – operations held for investment	23,420	23,361
Real estate depreciation and amortization – unconsolidated joint ventures	—	1,254
Real estate depreciation and amortization – operations held for non-sale disposition	1,693	2,708
Real estate depreciation and amortization – discontinued operations	124	2,982
Gain on sale of assets	—	(319)

FFO	(1,041)	31,309

Operations held for investment:
Interest expense – default rate	764	—
Write-off of deferred financing fees	1,462	—
Loan penalties and fees	138	—
Operations held for non-sale disposition:
Interest expense – default rate	2,276	—
Loan penalties and fees	294	—
Discontinued operations:
Loan penalties and fees	48	—
Gain on extinguishment of debt	—	(28,020)
Impairment loss – operations held for investment	—	1,406
Impairment loss – operations held for non-sale disposition	—	2,310

	4,982	(24,304)

Adjusted FFO	$3,941	7,005

Adjusted FFO was $3.9 million in 2010 as compared to $7.0 million in 2009. Adjusted FFO decreased $3.1 million in 2010 as compared to 2009 primarily due to decreased earnings at our hotels, partially offset by lower interest expense.

Room revenue. Room revenue decreased $6.3 million, or 6.5%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Room revenue generated by the 29 hotels (our “existing portfolio”) decreased in the first quarter of 2010 as compared to the same period in 2009 due to a decrease in ADR of $7.7 million slightly offset by an increase in occupancy of $1.4 million.

Food and beverage revenue. Food and beverage revenue in our existing portfolio decreased $2.8 million, or 6.9%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease is primarily due to lower revenues generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration. Food and beverage revenue also decreased in the first quarter of 2010 as compared to the same period in 2009 due to a reduction in business at our Houston Texas hotels with one customer who is operating under a contract with the United States government, as well as due to the fact that many of our hotels that began to close their restaurants during the second quarter and second half of 2009 in order to save costs continued to keep their restaurants closed during the first quarter of 2010.

Other operating revenue. Other operating revenue in our existing portfolio remained relatively flat for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as increased revenue at our two commercial laundry facilities combined with increased parking revenue was mostly offset by decreased telephone, cancellation and attrition revenue.

Revenue of operations held for non-sale disposition. Revenue of operations held for non-sale disposition associated with the Mass Mutual eight hotels decreased $1.5 million, or 7.1%, for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease was primarily the result of a 50 basis point decrease in occupancy combined with a 6.7% decrease in ADR, causing room revenue to decrease $1.1 million. In addition, food and beverage revenue decreased $0.3 million, and other operating revenue decreased $0.1 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $3.0 million, or 3.1%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease in hotel operating expenses is primarily related to the decreases in related food and beverage and other operating revenue. In addition, hotel operating expenses declined during the first three months of 2010 as compared to the same period in 2009 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009; advertising and repairs and maintenance as the hotels continued to cancel or delay unnecessary expenditures; utilities due to reductions in gas rates and usage at several of our hotels; and franchise fees and assessments due to the decreased revenue. These decreases were slightly offset by an increase in property taxes due to prior year refunds received by several of our hotels which were recorded during the first quarter of 2009.

Property general and administrative expense. Property general and administrative expense in our existing portfolio decreased $0.9 million, or 4.9%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to decreased management fees and credit and collection expenses due to the decline in revenue, combined with decreased payroll, training and travel. These decreases were slightly offset by increased expenses related to licenses and permits, as well as to fewer purchase rebates/discounts received.

Corporate overhead expense. Corporate overhead expense decreased $1.1 million, or 19.7%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to decreases in total payroll related costs and deferred stock compensation expense as a result of our corporate reorganization in the second quarter of 2009, combined with decreases in contract and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense in our existing portfolio remained relatively flat during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment for our hotel properties was offset due to the fact that we reduced the depreciable assets of our existing portfolio by $25.4 million during the second quarter of 2009 due to impairment charges.

Operating expenses of operations held for non-sale disposition. Operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels, which are comprised of room, food and beverage, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, depreciation and amortization, totaled $18.0 million for the three months ended March 31, 2010 as compared to $18.9 million for the three months ended March 31, 2009. During 2010, we recognized $16.3 million in operating expenses and $1.7 million in depreciation and amortization. During 2009, we recognized $16.2 million in operating expenses and $2.7 million in depreciation and amortization. The increase in operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily related to increased property taxes. The decrease in depreciation in 2010 as compared to 2009 is primarily due to $88.2 million in impairment charges recorded in 2009, which reduced the depreciable assets for operations held for non-sale disposition.

Goodwill and other impairment losses. Goodwill and other impairment losses totaled zero for the three months ended March 31, 2010 compared to $1.4 million for the three months ended March 31, 2009. In conjunction with our quarterly impairment evaluation performed as of March 31, 2009, we wrote off $1.3 million of goodwill associated with one of our hotels. In addition, we recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels which we sold in June 2009.

Goodwill impairment losses of operations held for non-sale disposition. Goodwill impairment losses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled zero for the three months ended March 31, 2010 as compared to $2.3 million for the same period in 2009. In conjunction with our quarterly impairment evaluation performed as of March 31, 2009, we wrote off $2.3 million in goodwill associated with three of the Mass Mutual eight hotels: Marriott Provo $0.7 million; Holiday Inn Downtown San Diego $1.4 million; and Marriott Salt Lake City (University Park) $0.2 million.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings (losses) of unconsolidated joint ventures totaled earnings of $0.1 million for three months ended March 31, 2010, and a loss of $1.5 million for the three months ended March 31, 2009. In the first quarter of 2010, we recognized income of $0.1 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture incurred a loss during the first quarter of 2010, we did not recognize any portion of this loss due to the fact that we reduced our interest in this partnership to zero at December 31, 2009 as a result of the hotel’s fourth quarter 2009 impairment charge. In the first quarter of 2009, we recognized a loss of $1.5 million on our interest in the Doubletree Guest Suites Times Square joint venture, and a nominal loss on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.2 million for the three months ended March 31, 2010 and $0.6 million for the same period in 2009. In the first quarter of 2010, we recognized $0.1 million in interest income and $0.1 million in other miscellaneous income. In the first quarter of 2009, we recognized $0.3 million in interest income, and $0.3 million on the sale of surplus furniture, fixtures and equipment (“FF&E”) located in one of our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest expense	$16,938	$19,057
Interest expense – default rate	764	—
Accretion of Senior Notes	246	684
Amortization of deferred financing fees	493	274
Write-off of deferred financing fees	1,462	—
Loan penalties and fees	138	—

	$20,041	$20,015

Interest expense increased $26,000, or 0.1%, during the three months ended March 31, 2010 as compared to the same period during 2009. Interest expense increased during the first quarter of 2010 as compared to the same period in 2009 due to the write-off of $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010. Interest expense for the first quarter of 2010 also increased as compared to the same period in 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.8 million in interest and charged us $0.1 million in penalties and fees. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the release of the three additional hotels securing this loan. In addition, interest expense increased $0.2 million during the first three months of 2010 as compared to the same period in 2009 due to an increase in deferred financing fees related to an increase in fees associated with our repurchase of the Senior Notes and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. These increases were mostly offset by a decrease in interest expense of $2.1 million during the three months ended March 31, 2010 as compared to the same period in 2009, as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009. In addition, interest expense due to the accretion of the Senior Notes decreased by $0.4 million during the three months ended March 31, 2010 as compared to the same period in 2009 due to the repurchases of the Senior Notes in 2009.

Our weighted average interest rate per annum was approximately 5.6% at both March 31, 2010 and 2009. At March 31, 2010, all of our outstanding notes payable had fixed interest rates.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the Mass Mutual eight hotels is as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest expense	$2,709	$2,763
Interest expense – default rate	2,276	—
Amortization of deferred financing fees	132	132
Loan penalties and fees	294	—

	$5,411	$2,895

Interest expense of operations held for non-sale disposition increased $2.5 million, or 86.9%, during the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels pursuant to our 2009 secured debt restructuring program. Interest expense of operations held for non-sale disposition includes an additional $2.3 million in the first quarter of 2010 as compared to the same period in 2009 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in the first quarter of 2010 as compared to the same period in 2009 due to $0.3 million in loan penalties and fees recorded in 2010 related to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.1 million in the first quarter of 2010 as compared to the same period in 2009 due to decreased loan balances.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero for the three months ended March 31, 2010, and $28.0 million for the three months ended March 31, 2009. During the first quarter of 2009, we recognized a gain of $28.0 million due to the repurchase and cancellation of $64.0 million in aggregate principal amount of the Senior Notes.

Loss from discontinued operations. Loss from discontinued operations was $0.2 million during the three months ended March 31, 2010 as compared to $3.1 million for the three months ended March 31, 2009. As described under “—Investing Activities—Dispositions,” no hotels were sold during the first quarter of 2010 and three hotels were sold during 2009. In addition, we deconsolidated the Marriott Ontario Airport during the first quarter of 2010, and the W San Diego and the Renaissance Westchester during 2009. Upon deconsolidation, we reclassified each hotel’s results of operations to discontinued operations due to the transfer of possession and control of each hotel to a court-appointed receiver. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all of these hotels, along with any impairments recognized and the gains or losses on the hotel sales, to discontinued operations.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards was zero for the three months ended March 31, 2010 as compared to $0.4 million for the three months ended March 31, 2009.

Preferred stock dividends and accretion. Preferred stock dividends and accretion remained constant at $5.2 million for both the three months ended March 31, 2010 and 2009 as the dividend rate for our Series A preferred stock and Series C preferred stock was $0.50 and $0.393, respectively, per share for both the first quarter of 2010 and 2009.

Investing Activities

Acquisitions. In light of the recent cyclical downturn, we did not acquire any hotel properties during 2009. With better market clarity and in anticipation of an economic recovery, public REIT valuations improved significantly during the course of 2009. While hotel sale transactions were relatively limited in number during 2009, the hotel sale transactions that have recently been consummated indicate that hotel trading values have not recovered commensurately with public REIT valuations. The pressure on single asset values is primarily caused by the significant amount of distressed CMBS debt associated with hotel assets. Consistent with our cycle-appropriate strategy, we shifted our focus at the end of 2009 towards the pursuit of selective hotel acquisitions. Our acquisitions program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise, but we do not expect these atypical lodging assets to comprise a major component of our portfolio. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Dispositions. We did not sell any hotels during the three months ended March 31, 2010. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009 we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and a net gain of $18,000, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value. We retained the net proceeds from these three sales in cash.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, and proceeds from our offerings of common stock. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes), and dividends on our common and preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $1.5 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $11.0 million for the three months ended March 31, 2009. This decrease was primarily due to decreased earnings at our hotels, and an increase in our restricted cash during the three months ended March 31, 2010 as compared to the same period in 2009.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2010 compared to the first three months of 2009 was as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Proceeds from sale of hotel properties and other assets	$—	$2,584
Restricted cash – replacement reserve	2,291	2,654
Acquisitions of hotel properties	(4,000)	—
Renovations and additions to hotel properties and other real estate	(8,625)	(13,812)

	$(10,334)	$(8,574)

Net cash used in investing activities was $10.3 million during the first three months of 2010 compared to $8.6 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we decreased the balance in our restricted cash replacement reserve accounts by $2.3 million, paid a refundable cash deposit of $4.0 million towards the potential acquisition of a hotel, and paid cash of $8.6 million for renovations to our hotels. Pursuant to our cycle-appropriate strategy, we did not acquire any hotels during the three months ended March 31, 2009. During the three months ended March 31, 2009, we received $2.6 million from the sale of hotel properties and other assets, which included a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.3 million from the sale of surplus FF&E located in one of our hotels, and $0.3 million from the sale of a vacant parcel of land. In addition, we decreased the balance in our restricted cash replacement reserve accounts by $2.7 million, and paid cash of $13.8 million for renovations to our hotels.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $7.9 million for the three months ended March 31, 2010 compared to $45.8 million for the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2010 consisted primarily of $2.7 million of principal payments on our notes payable, and $5.1 million of dividends paid to our stockholders. Net cash used in financing activities for the three months ended March 31, 2009 consisted primarily of $33.3 million of principal payments on our notes payable, including the repurchase of Senior Notes, and $12.5 million of dividends paid to our stockholders.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital expenditures for hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt. In February 2010, we elected to terminate our credit facility, and we wrote off $1.5 million in related deferred financing costs. In view of our strong liquidity position and the restrictive terms of the credit facility, our business plan did not anticipate accessing the facility in 2010. The termination of the facility eliminates approximately $0.6 million in fees and associated costs per annum. We expect to enter into a new credit facility at a future date when our business plan contemplates the need for revolving credit.

Consistent with our cycle-appropriate strategy, during 2009 we initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of our hotels securing non-recourse mortgage debt (the “2009 secured debt restructuring program”). We concluded the program in the fourth quarter of 2009, however we continue to work to finalize the deed back of certain hotels associated with loans which entered the program in 2009. Loans subject to our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. The primary goal of the 2009 secured debt restructuring program was to amend the terms of mortgage debt to eliminate situations where hotel cash flow and asset values fell short of debt service and loan amounts respectively. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, we elected to deed back the collateral hotels in satisfaction of the associated debt. The status of each loan remaining in our 2009 secured debt restructuring program is discussed further below.

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

Marriott Ontario Airport. Effective March 1, 2010, possession and control of the 299-room Marriott Ontario Airport was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $16.3 million hotel net asset and the hotel’s $25.5 million 5.34% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the Marriott Ontario Airport’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. Once title to the hotel is transferred, we will record a gain on extinguishment of debt, and the net assets and liabilities will be removed from our balance sheets.

Massachusetts Mutual Life Insurance Company. In April 2010, we finalized an agreement with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of our hotels comprised of 2,587 rooms. As part of this agreement, we agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels are the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites and the 203-room Marriott Rochester. Also pursuant to this agreement, we expect to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. Pending the completion of the deed back or appointment of a receiver, we have reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows. Upon the completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated.

Our 2009 secured debt restructuring program, including our elections to initiate the process to deed back the W San Diego, Renaissance Westchester, Marriott Ontario Airport, and the Mass Mutual eight hotels were precipitated by a number of unique, market and hotel-specific factors, and were made after our efforts to amend the loans were unsuccessful. In the future, other factors may lead us to pursue similar options with certain of our other hotels securing non-recourse mortgages. We believe such cases, if any, would be limited in number. We were not in default of the loan covenants on any other of our notes payable at March 31, 2010.

As of March 31, 2010, we had $1.5 billion of debt ($1.2 billion excluding the mortgages for the W San Diego, Renaissance Westchester, Marriott Ontario Airport and Mass Mutual eight hotels), $374.0 million of cash and cash equivalents, including restricted cash, and total assets of $2.5 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2010, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

The weighted average term to maturity of our debt is 6.9 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the Hilton Times Square New York, is in December 2010. We have received preliminary lender approval to prepay this mortgage, which we intend to do by September 2010 using available cash on hand.

Financial Covenants. We are subject to compliance with various covenants under the Series C preferred stock and the Senior Notes. With respect to our Series C preferred stock, if we fail to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. We do not currently expect to incur a financial ratio violation. Should operations deteriorate from current levels, however, we may fail to meet our financial ratios with respect to our Series C preferred stock for four consecutive quarters, which would cause us to incur a financial ratio violation.

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of May 10, 2010, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we believe we may be successful in obtaining mortgages on, or pledge to a secured facility, one or all of our seven unencumbered hotels at March 31, 2010: Fairmont Newport Beach, Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Los Angeles Airport, Residence Inn by Marriott Rochester, and Sheraton Cerritos. With the release of the three remaining Mass Mutual hotels (Courtyard by Marriott Los Angeles Airport, Kahler Inn & Suites Rochester and Marriott Rochester) in April 2010, and the prepayment of the mortgage loan secured by the Hilton Times Square New York by September 2010, we will have 11 unencumbered hotels. These 11 hotels had an aggregate of 3,464 rooms as of March 31, 2010, and generated $42.5 million in revenue during the first quarter of 2010.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle may have entered a recovery phase, we expect to deploy a portion of our excess cash balance in 2010 towards selective acquisitions. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise, but we do not expect these atypical lodging assets to comprise a major component of our portfolio. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2010 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,201,298	$154,047	$65,866	$34,899	$946,486
Notes payable on operations held for non-sale disposition (1)	184,121	184,121	—	—	—
Notes payable on hotel properties held in receivership (2)	119,748	119,748	—	—	—
Interest obligations on notes payable	428,454	65,164	114,550	108,342	140,398
Interest obligations on notes payable on operations held for non-sale disposition (3)	7,335	7,335	—	—	—
Interest obligations on notes payable on hotel properties held in receivership (4)	4,321	4,321	—	—	—
Operating lease obligations	307,843	4,551	8,814	8,974	285,504
Operating lease obligations on operations held for non-sale disposition (5)	5,292	221	442	442	4,187
Construction commitments	9,581	9,581	—	—	—
Employment obligations	2,221	758	1,300	163	—

Total	$2,270,214	$549,847	$190,972	$152,820	$1,376,575

(1)	Notes payable on operations held for non-sale disposition currently includes the Mass Mutual eight hotels. Due to our elective default on the non-recourse mortgage secured by the Mass Mutual eight hotels, this mortgage has been classified in its entirety as a current obligation as of March 31, 2010.
(2)	Notes payable on hotel properties held in receivership currently includes the W San Diego, Renaissance Westchester and Marriott Ontario Airport. Due to our elective defaults on the non-recourse mortgages secured by the W San Diego, Renaissance Westchester and Marriott Ontario Airport, and the subsequent transfers of these three hotels to court-appointed receivers effective September 30, 2009, December 28, 2009 and March 1, 2010, respectively, we deconsolidated these hotels. As of March 31, 2010, the $65.0 million non-recourse mortgage for the W San Diego, along with the $29.2 million non-recourse mortgage for the Renaissance Westchester and the $25.5 million non-recourse mortgage for the Marriott Ontario Airport have been classified in their entirety as current obligations, and are included in “other current liabilities of discontinued operations, net” on our balance sheets.
(3)	Due to our elective default on the mortgage secured by the Mass Mutual eight hotels, interest obligations on notes payable on operations held for non-sale disposition includes interest obligations only through March 31, 2010.
(4)	Due to our elective defaults on the mortgages secured by the W San Diego, Renaissance Westchester and Marriott Ontario Airport, interest obligations on notes payable on hotel properties held in receivership includes interest obligations only through March 31, 2010.
(5)	Operating lease obligations on operations held for non-sale disposition includes the operating lease obligations on two hotels included in the Mass Mutual eight hotels.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $8.6 million in our hotels during the first three months of 2010. Our renovation budget for 2010 includes $9.6 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2010, $19.6 million was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interests in the W San Diego, Renaissance Westchester, Marriott Ontario Airport and in two joint ventures. For further discussion of the W San Diego, Renaissance Westchester, Marriott Ontario Airport and our two joint ventures and their effect on our financial condition, results of operations and cash flows, see Notes 4 and 6 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 29 hotel portfolio by quarter for 2008, 2009 and 2010 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2008 Total hotel portfolio held for investment (29 hotels) (1)	$169,686	$194,817	$182,023	$199,346	$745,872
2008 Revenues as a percentage of total	22.8%	26.1%	24.4%	26.7%	100.0%
2009 Total hotel portfolio held for investment (29 hotels) (1)	$146,029	$150,623	$145,215	$163,543	$605,410
2009 Revenues as a percentage of total	24.1%	24.9%	24.0%	27.0%	100.0%
2010 Total hotel portfolio held for investment (29 hotels) (1)	$136,918

(1)	Includes all hotel properties owned on March 31, 2010, excluding the W San Diego, Renaissance Westchester and Marriott Ontario Airport held in receivership and included in discontinued operations, and the Mass Mutual eight hotels held for non-sale disposition.

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

New Accounting Standards and Accounting Changes

In June 2009, the FASB issued a pronouncement which amends GAAP to require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. The FASB issued a second pronouncement in June 2009, which amends GAAP regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This second pronouncement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. Both of these pronouncements are effective for the first annual reporting period that begins after November 15, 2009. The adoption of these two pronouncements did not materially impact the Company.

In January 2010, the FASB issued a pronouncement to further update the fair value measurement guidance to improve fair value measurement disclosures. This update requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our adoption of the guidance related to new disclosures and clarifications in the quarter ended March 31, 2010 did not have any effect on our consolidated financial condition, results of operations or cash flows. Our adoption of the guidance related to disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements will occur during the first quarter of 2011. We do not anticipate that the adoption of this part of the pronouncement will materially impact the Company.

In February 2010, the FASB issued a pronouncement to amend the subsequent events guidance. The amendment states that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This standard is effective immediately. The adoption of this pronouncement did not materially impact the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At March 31, 2010, none of our outstanding debt was subject to variable interest rates.

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

There have been no material changes from risk factors as previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the Securities and Exchange Commission on February 23, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	—		—
February 1, 2010 – February 28, 2010	102,209	(1)	$8.31
March 1, 2010 – March 31, 2010	—		—

(1)	Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 10, 2010	By:	/s/ KENNETH E. CRUSE
Kenneth E. Cruse
(Principal Financial Officer and Duly Authorized Officer)