Form 10-Q
period 2010-06-30
Sunstone Hotel Investors, Inc.
filed 2010-08-06
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

120 Vantis, Suite 350 Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 330-4000

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

98,529,494 shares of Common Stock, $0.01 par value, as of August 1, 2010

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including from VIEs of $2,195 and $1,471, respectively)	$204,299	$353,255
Restricted cash (including from VIEs of $3,947 and $4,711, respectively)	70,237	36,858
Accounts receivable, net (including from VIEs of $4,121 and $2,758, respectively)	26,484	22,624
Due from affiliates	34	62
Inventories (including from VIEs of $93 and $92, respectively)	2,282	2,446
Prepaid expenses	5,330	7,423
Investment in hotel property of discontinued operations, net	—	16,471
Other current assets of discontinued operations, net	—	1,739
Investment in hotel properties of operations held for non-sale disposition, net	99,527	102,343
Other current assets of operations held for non-sale disposition, net	29,443	14,140
Total current assets	437,636	557,361
Investment in hotel properties, net	1,919,125	1,923,392
Other real estate, net	12,058	14,044
Investments in unconsolidated joint ventures	543	542
Deferred financing fees, net	4,920	7,300
Goodwill	4,673	4,673
Other assets, net	9,427	6,218
Total assets	$2,388,382	$2,513,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including from VIEs of $815 and $523, respectively)	$12,673	$12,425
Accrued payroll and employee benefits (including from VIEs of $1,020 and $1,121, respectively)	9,497	9,092
Due to Third Party Managers	9,761	9,817
Dividends payable	5,137	5,137
Other current liabilities (including from VIEs of $1,934 and $1,316, respectively)	21,907	21,910
Current portion of notes payable	93,401	153,778
Note payable of discontinued operations	—	25,499
Notes payable of operations held for non-sale disposition	162,972	184,121
Other current liabilities of discontinued operations, net	43,904	41,449
Other current liabilities of operations held for non-sale disposition	20,455	6,364
Total current liabilities	379,707	469,592
Notes payable, less current portion	1,043,622	1,050,019
Other liabilities (including from VIEs of $3 and $12, respectively)	7,692	7,256
Total liabilities	1,431,021	1,526,867
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $24.375 per share	99,996	99,896
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 97,216,527 shares issued and outstanding at June 30, 2010 and 96,904,075 shares issued and outstanding at December 31, 2009	972	969
Additional paid in capital	1,120,657	1,119,005
Retained earnings (deficit)	(29,732)	(8,949)
Cumulative dividends	(407,801)	(397,527)
Accumulated other comprehensive loss	(2,981)	(2,981)
Total stockholders’ equity	857,365	886,767
Total liabilities and stockholders’ equity	$2,388,382	$2,513,530

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
REVENUES
Room	$108,323	$101,214	$198,701	$197,897
Food and beverage	40,543	40,220	78,751	81,257
Other operating	12,008	13,086	24,321	25,412
Revenues of operations held for non-sale disposition	20,158	21,575	39,992	42,922
Total revenues	181,032	176,095	341,765	347,488
OPERATING EXPENSES
Room	25,669	24,073	48,961	46,814
Food and beverage	29,095	29,046	56,783	58,422
Other operating	6,379	6,376	13,117	13,334
Advertising and promotion	8,903	8,728	17,225	17,903
Repairs and maintenance	6,614	6,582	13,077	13,301
Utilities	5,530	5,588	11,359	12,148
Franchise costs	5,636	5,104	10,151	9,799
Property tax, ground lease, and insurance	10,663	10,096	20,970	20,055
Property general and administrative	18,876	17,867	36,021	35,896
Corporate overhead	5,135	4,785	9,715	10,492
Depreciation and amortization	23,264	23,765	46,822	47,289
Operating expenses of operations held for non-sale disposition	17,912	20,400	35,950	39,260
Property and goodwill impairment losses	1,943	27,237	1,943	28,643
Goodwill impairment losses of operations held for non-sale disposition	—	697	—	3,007
Total operating expenses	165,619	190,344	322,094	356,363
Operating income (loss)	15,413	(14,249)	19,671	(8,875)
Equity in earnings (losses) of unconsolidated joint ventures	163	(584)	275	(2,101)
Interest and other income	99	252	270	872
Interest expense	(17,015)	(19,498)	(37,056)	(39,513)
Interest expense of operations held for non-sale disposition	(4,986)	(2,892)	(10,397)	(5,787)
Gain on extinguishment of debt	—	26,559	—	54,579
Loss from continuing operations	(6,326)	(10,412)	(27,237)	(825)
Income (loss) from discontinued operations	6,634	(119,793)	6,454	(122,870)
NET INCOME (LOSS)	308	(130,205)	(20,783)	(123,695)
Dividends paid on unvested restricted stock compensation	—	—	—	(447)
Preferred stock dividends and accretion	(5,187)	(5,188)	(10,374)	(10,375)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,879)	$(135,393)	$(31,157)	$(134,517)
Basic per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.12)	$(0.26)	$(0.39)	$(0.21)
Income (loss) from discontinued operations	0.07	(1.97)	0.07	(2.17)
Basic loss attributable to common stockholders per common share	$(0.05)	$(2.23)	$(0.32)	$(2.38)
Diluted per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.12)	$(0.26)	$(0.39)	$(0.21)
Income (loss) from discontinued operations	0.07	(1.97)	0.07	(2.17)
Diluted loss attributable to common stockholders per common share	$(0.05)	$(2.23)	$(0.32)	$(2.38)
Weighted average common shares outstanding:
Basic	97,188	60,845	97,118	56,549
Diluted	97,188	60,845	97,118	56,549
Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number of		Number of		Paid in	Retained	Cumulative	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Dividends	Loss	Total

Balance at December 31, 2009	7,050,000	$176,250	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$886,767
Vesting of restricted common stock (unaudited)			312,452	3	1,752				1,755
Series A preferred dividends and dividends payable at $1.00 per share year to date (unaudited)							(7,050)		(7,050)
Series C preferred dividends and dividends payable at $0.786 per share year to date (unaudited)							(3,224)		(3,224)
Accretion of discount on Series C preferred stock (unaudited)					(100)				(100)
Net loss and comprehensive loss (unaudited)						(20,783)			(20,783)
Balance at June 30, 2010 (unaudited)	7,050,000	$176,250	97,216,527	$972	$1,120,657	$(29,732)	$(407,801)	$(2,981)	$857,365

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,783)	$(123,695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense (recovery)	(34)	230
Loss on sale of other assets	—	12,716
Gain on extinguishment of debt	(6,747)	(54,579)
Depreciation	50,048	58,261
Amortization of franchise fees and other intangibles	285	215
Amortization and write-off of deferred financing fees	2,650	1,204
Amortization of loan discounts	491	1,339
Amortization of deferred stock compensation	1,648	2,348
Property and goodwill impairment losses	1,943	135,657
Equity in (earnings) losses of unconsolidated joint ventures	(275)	2,101
Changes in operating assets and liabilities:
Restricted cash	(31,279)	(3,641)
Accounts receivable	(3,142)	5,337
Due from affiliates	28	17
Inventories	167	455
Prepaid expenses and other assets	2,694	2,379
Accounts payable and other liabilities	13,887	(2,638)
Accrued payroll and employee benefits	396	(780)
Due to Interstate SHP	(72)	(1,212)
Discontinued operations	584	(743)
Operations held for non-sale disposition	(14,455)	(608)
Net cash (used in) provided by operating activities	(1,966)	34,363
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	—	56,289
Cash received from unconsolidated joint ventures	300	—
Restricted cash — replacement reserve	(1,739)	(515)
Acquisitions of notes receivable	(3,700)	—
Renovations and additions to hotel properties and other real estate	(17,123)	(26,059)
Net cash (used in) provided by investing activities	(22,262)	29,715
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	—	103,500
Payment of common stock offering costs	—	(4,802)
Proceeds from notes payable	—	60,000
Payments on notes payable and related costs	(114,450)	(66,781)
Payments for repurchases of notes payable and related costs	—	(117,377)
Payments of deferred financing costs	(4)	(3,104)
Dividends paid	(10,274)	(17,636)
Net cash used in financing activities	(124,728)	(46,200)
Net (decrease) increase in cash and cash equivalents	(148,956)	17,878
Cash and cash equivalents, beginning of period	353,255	176,102
Cash and cash equivalents, end of period	$204,299	$193,980
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$32,734	$49,995
NONCASH INVESTING ACTIVITY
Deconsolidation of assets of hotel placed into receivership	$18,374	$—
Deconsolidation of liabilities of hotel placed into receivership	$26,854	$—
Amortization of deferred stock compensation — construction activities	$90	$124
Amortization of deferred stock compensation — unconsolidated joint venture	$17	$16
NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$—	$29,056
Dividends payable	$5,137	$5,138

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2010, the Company owned 38 hotels. Pursuant to a secured debt restructuring program initiated by the Company in 2009 which was aimed at reducing leverage and minimizing risk associated with individual hotels (the “2009 secured debt restructuring program”), the Company is currently in the process of transferring ownership and control of eight (the “Mass Mutual eight”) of its 38 hotels to a lender in satisfaction of a non-recourse mortgage, leaving 30 hotels (the “30 hotels”) currently held for investment. The Company has reclassified the assets, liabilities and operating results of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and cash flows. Two additional hotels, the W San Diego and Marriott Ontario Airport, are included in discontinued operations. These two hotels were transferred to receivers pursuant to the 2009 secured debt restructuring program. The Renaissance Westchester, which was also transferred to a receiver pursuant to the 2009 secured debt restructuring program, was reacquired by the Company on June 14, 2010. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations.

As of June 30, 2010, the Company’s third-party managers included Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of 20 of the Company’s 38 hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 38 hotels; and Davidson Hotel Company (“Davidson”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”), Hyatt Corporation (“Hyatt”) and Sage Hospitality Resources (“Sage”), each managers of one of the Company’s 38 hotels.  In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Certain prior year amounts have been reclassified in the consolidated financial statements in order to conform to the current year presentation as a result of the transfer of the Marriott Ontario Airport to a receiver in March 2010, and the finalization of a restructuring agreement with Mass Mutual in April 2010 regarding the Mass Mutual eight hotels along with three additional hotels that secured this non-recourse mortgage.

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

Fair Value of Financial Instruments

As of June 30, 2010 and December 31, 2009, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 2 measurements at $1.8 million as of both June 30, 2010 and December 31, 2009. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 2 measurements at $1.8 million as of both June 30, 2010 and December 31, 2009. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

The Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In June 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the possible sale of this property during the third or fourth quarter of 2010. When indicators of impairment existed in 2009 and the undiscounted cash flows were less than the carrying value of the asset, the Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate.

The Company has analyzed the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and six months ended June 30, 2010, the Company did not identify any properties with indicators of goodwill impairment. When indicators of goodwill impairment existed in 2009 and the discounted cash flows were less than the carrying value of the reporting unit, the Company used discount rates ranging between 13.0% and 13.8% in its 2009 analyses, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of June 30, 2010 and December 31, 2009, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the Mass Mutual eight hotels, totaled $1.3 billion and $1.4 billion as of June 30, 2010 and December 31, 2009, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 7.0% and 9.6%, the Company estimates that the fair market value of its debt as of both June 30, 2010 and December 31, 2009 totaled $1.2 billion.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment in hotel properties, net	$—	$25,371	$—	$25,488
Investment in hotel properties of discontinued operations, net	—	104,007	—	104,007
Other real estate, net	1,943	—	1,943	—
Goodwill	—	450	—	1,739
Other current assets of operations held for non-sale disposition, net (1)	—	697	—	3,007
Other assets, net	—	1,416	—	1,416
Total Level 3 measurement impairment losses included in earnings	$1,943	$131,941	$1,943	$135,657

(1)          Includes goodwill impairment losses recorded on operations held for non-sale disposition.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

	Total	Fair Value Measurements at Reporting Date
	June 30, 2010	Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Life insurance policy	$1,807	$—	$1,807	$—
Other real estate, net	2,150	—	—	2,150
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174
Total assets	$9,804	$—	$1,807	$7,997
Liabilities:
Retirement benefit agreement	$1,807	$—	$1,807	$—
Total liabilities	$1,807	$—	$1,807	$—

	Total	Fair Value Measurements at Reporting Date
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in hotel properties of operations held for non-sale disposition, net (2)	$69,272	$—	$—	$69,272
Life insurance policy	1,814	—	1,814	—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174
Total assets	$76,933	$—	$1,814	$75,119
Liabilities:
Retirement benefit agreement	$1,814	$—	$1,814	$—
Total liabilities	$1,814	$—	$1,814	$—

(1)      Goodwill of operations held for non-sale disposition is included in other current assets of operations held for non-sale disposition, net.

(2)      Includes the six hotel properties that were impaired and recorded at fair value as of December 31, 2009.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both June 30, 2010 and December 31, 2009 includes an allowance for doubtful accounts of $0.1 million, all of which is included in continuing operations. At June 30, 2010 and December 31, 2009, the Company had approximately $1.2 million and $2.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either June 30, 2010 or December 31, 2009 as all amounts have been deemed to be collectible.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt. Upon repayment or refinancing of the underlying debt, any related unamortized deferred financing fee is charged to interest expense. Upon any loan modification, any related unamortized deferred financing fee is amortized over the remaining terms of the modified loan. Unamortized deferred financing fees written off and charged to interest expense due to the repayment or modification of the underlying debt totaled $0.1 million and $1.6 million for the three and six months ended June 30, 2010, respectively. During the first quarter of 2010, the Company wrote-off $1.5 million in deferred financing fees related to the termination of its credit facility, and during the second quarter of 2010 the Company wrote off $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan. During the three and six months ended June 30, 2009, the Company wrote off $0.3 million in deferred financing fees associated with the amendment of its credit facility during the second quarter 2009.

Total amortization and write-off of deferred financing fees for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment:
Amortization of deferred financing fees	$306	$361	$799	$635
Write-off of deferred financing fees	123	284	1,585	284
Total deferred financing fees — operations held for investment	429	645	2,384	919
Operations held for non-sale disposition:
Amortization of deferred financing fees	132	132	264	264
Discontinued operations:
Amortization of deferred financing fees	—	10	2	21
Total amortization and write-off of deferred financing fees	$561	$787	$2,650	$1,204

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended June 30, 2010 and 2009, no earnings representing nonforfeitable dividends were allocated to the participating securities. For the six months ended June 30, 2010 and 2009, earnings representing nonforfeitable dividends of zero and $0.4 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$308	$(130,205)	$(20,783)	$(123,695)
Less dividends paid on unvested restricted stock compensation	—	—	—	(447)
Less preferred stock dividends and accretion	(5,187)	(5,188)	(10,374)	(10,375)
Numerator for basic and diluted loss attributable to common stockholders	$(4,879)	$(135,393)	$(31,157)	$(134,517)
Denominator:
Weighted average basic and diluted common shares outstanding	97,188	60,845	97,118	56,549
Basic loss attributable to common stockholders per common share	$(0.05)	$(2.23)	$(0.32)	$(2.38)
Diluted loss attributable to common stockholders per common share	$(0.05)	$(2.23)	$(0.32)	$(2.38)

The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options, unvested restricted stock units and its long-term incentive plan have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2010 and 2009, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in two segments, operations held for investment and operations held for non-sale disposition.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Land	$239,564	$233,812
Buildings and improvements	1,874,199	1,848,435
Furniture, fixtures and equipment	251,144	243,415
Intangibles	34,081	34,081
Franchise fees	942	1,133
Construction in process	8,946	6,182
	2,408,876	2,367,058
Accumulated depreciation and amortization	(489,751)	(443,666)
	$1,919,125	$1,923,392

In August 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $29.2 million non-recourse mortgage secured by the 347-room Renaissance Westchester. In December 2009, a stipulation for the appointment of a receiver for the entity that owns the Renaissance Westchester was filed in the New York Superior Court, County of Westchester, and the Company transferred possession and control of the Renaissance Westchester to a receiver, who was operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to the receiver in December 2009, and accordingly deconsolidated the Renaissance Westchester. The Company had no rights to the profit or loss associated with the Renaissance Westchester upon the hotel’s appointment to the receiver; however since the Company was still not released from the non-recourse mortgage, the net liability was still recorded on the Company’s balance sheet. On June 14, 2010, the Company reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled. The Company recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations. The Company is in the process of finalizing the purchase price allocation for the Renaissance Westchester. The Company has included depreciation expense based on this preliminary purchase price allocation.

The following unaudited pro forma results of operations reflect the Company’s results as if the reacquisition of the Renaissance Westchester had occurred on January 1, 2010. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the reacquisition have been made; however, depreciation expense for the Renaissance Westchester was based on a preliminary purchase price allocation (in thousands, except per share data):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$185,104	$350,050
Loss attributable to common stockholders from continuing operations	$(6,129)	$(26,891)
Loss per diluted share attributable to common stockholders from continuing operations	$(0.12)	$(0.38)

Pursuant to its 2009 secured debt restructuring program, the Company finalized a restructuring agreement in April 2010 with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels comprised of 2,587 rooms. As part of this agreement, the Company agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels include the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites Rochester and the 203-room Marriott Rochester. Also pursuant to this agreement, the Company expects to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. The Mass Mutual eight hotels include the following: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Pending the completion of the deed back or appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated.

As of June 30, 2010 and December 31, 2009, the assets and liabilities of operations held for non-sale disposition associated with the Mass Mutual eight hotels consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,319	$5,864
Restricted cash	4,994	4,683
Accounts receivable, net	1,594	1,137
Inventories	240	245
Prepaid expenses	371	208
Deferred financing fees, net	439	702
Goodwill	1,174	1,174
Other assets, net	312	127
Other current assets of operations held for non-sale disposition, net	29,443	14,140
Investment in hotel properties, net	99,527	102,343
Total assets	$128,970	$116,483
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$757	$989
Due to Interstate SHP	1,345	1,148
Other current liabilities	18,309	4,192
Other liabilities	44	35
Other current liabilities of operations held for non-sale disposition	20,455	6,364
Notes payable	162,972	184,121
Total liabilities	$183,427	$190,485

4. Discontinued Operations

On June 14, 2010, the Company reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage secured by the hotel was cancelled. The Company recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations.

In September 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $25.5 million non-recourse mortgage secured by the 299-room Marriott Ontario Airport. In March 2010, a stipulation for the appointment of a receiver for the entity that owns the Marriott Ontario Airport was filed in the California Superior Court, County of San Bernardino, and the Company transferred possession and control of the Marriott Ontario Airport to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to a receiver in March 2010, and accordingly has deconsolidated the Marriott Ontario Airport. The Company has reclassified the net assets and the net liabilities, including the hotel’s $25.5 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s June 30, 2010 balance sheet. The Company reclassified the individual assets and liabilities, including the hotel’s $25.5 million mortgage indebtedness to the appropriate discontinued operations line items on its December 31, 2009 balance sheet. Additionally, the Company reclassified the Marriott Ontario Airport’s results of operations and cash flows for the three months ended March 31, 2010, as well as any expenses incurred as owner of the property for the three months ended June 30, 2010, along with the hotel’s results of operations for the three and six months ended June 30, 2009 to discontinued operations on its statements of operations and cash flows. Although the entity that owns the Marriott Ontario Airport has been deconsolidated, the Company will remain the owner of the hotel until the deed back is completed. Accordingly, the Company has deferred recording a gain on extinguishment of debt until the deed back is completed and the non-recourse mortgage is extinguished.

In June 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $65.0 million non-recourse mortgage secured by the 258-room W San Diego. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who is operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to a receiver in September 2009, and accordingly deconsolidated the W San Diego. The Company has reclassified the net assets and the net liabilities, including the hotel’s $65.0 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s June 30, 2010 and December 31, 2009 balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows for the three and six months ended June 30, 2009, as well as any expenses incurred as owner of the property for the three and six months ended June 30, 2010, to discontinued operations on the Company’s statements of operations and cash flows. On July 2, 2010, the Company completed its previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company will record a gain on extinguishment of debt to discontinued operations in the third quarter of 2010, and the net assets and liabilities will be removed from its balance sheets.

In addition to the deconsolidations noted above, the Company sold the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. The following sets forth the discontinued operations for the three and six months ended June 30, 2010 and 2009, related to the three hotel properties sold during 2009, as well as the two hotel properties held in receivership at June 30, 2010 and the Renaissance Westchester held in receivership until its reacquisition by the Company on June 14, 2010 (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$16,405	$1,842	$33,630
Operating expenses	(113)	(14,614)	(1,736)	(30,210)
Interest expense	—	(1,737)	(275)	(3,460)
Depreciation and amortization expense	—	(2,770)	(124)	(5,753)
Property and goodwill impairment losses	—	(104,007)	—	(104,007)
Gain on extinguishment of debt	6,747	—	6,747	—
Loss on sale of hotels	—	(13,070)	—	(13,070)

Income (loss) from discontinued operations	$6,634	$(119,793)	$6,454	$(122,870)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Land	$2,768	$3,824
Buildings and improvements	9,297	10,179
Furniture, fixtures and equipment	6,420	6,058
Construction in process	43	27
	18,528	20,088
Accumulated depreciation	(6,658)	(6,232)
	11,870	13,856
Land held for investment	188	188
	$12,058	$14,044

In June 2010, the Company recorded an impairment loss of $1.9 million on an office building and land adjacent to one of its hotels in anticipation of a possible sale during the third or fourth quarter of 2010.

As of June 30, 2010, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

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

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation — Stock Compensation Topic and the Equity Topic of the FASB ASC. The Company recognized stock-based compensation expense for BuyEfficient for the three and six months ended June 30, 2010 and 2009, all of which was included in equity in earnings (losses) of unconsolidated joint ventures, as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation expense	$11	$17	$26	$24

In April 2010, the Company received a $0.3 million distribution from its BuyEfficient joint venture. No distributions were received for either the three or six months ended June 30, 2009.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the members’ equity in the joint venture to a deficit.  The Company has no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge effectively reduced the Company’s investment in the partnership to zero. Although the Doubletree Guest Suites Times Square joint venture earned income of $0.5 million during the three months ended June 30, 2010, and incurred a loss of $0.4 million during the six months ended June 30, 2010, the Company did not recognize any portion of this income or loss as its interest in the partnership was reduced to zero at December 31, 2009. The Company will not recognize any future income from this joint venture until its share of such earnings exceeds its share of cumulative losses in excess of its zero book value in the investment.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to other investors in this joint venture.  The annual dividend accrual rates, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, are currently 8.5%, and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received no distributions during either the three or six months ended June 30, 2010 or 2009.

7. Goodwill

The Company follows the requirements of the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other real estate is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property (the reporting unit) including the allocated goodwill to the fair value determined for that hotel property (see Fair Value of Financial Instruments for detail on the Company’s valuation methodology). If the aggregate carrying value of the hotel property exceeds the fair value, the goodwill of the hotel property is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

As of June 30, 2010 and December 31, 2009, goodwill consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Beginning balance	$4,673	$8,621
Goodwill impairment loss — operations held for investment	—	(3,948)
Ending balance	$4,673	$4,673

8. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Property and equipment, net	$2,205	$1,125
Other receivables	4,710	2,567
Other	2,512	2,526
	$9,427	$6,218

In April 2010, the Company purchased two hotel loans for $3.7 million that have a combined principal amount of $32.5 million plus accrued interest of approximately $800,000. The loans include (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture, and (ii) a $2.5 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. None of the debt on the Doubletree Guest Suites Times Square is in default, however interest payments on the mezzanine loan are currently being deferred in accordance with the provisions of the loan. The subordinate note secured by the Twelve Atlantic Station is currently in default. The Company will account for both loans using the cost recovery method until such time as the expected cash flows from the loans are reasonably probable and estimable. No amounts were received for either note during the three and six months ended June 30, 2010.

In 2006, the Company sold 13 hotels for gross proceeds of $144.1 million. As a condition of the transaction, the Company currently holds a promissory note from the buyer of the 13 hotels (the “Buyer”) for $5.6 million, with interest accruing at 8% per annum. The note is interest only and is secured by an equity pledge in the Buyer’s legal investment entity. In December 2009, the Company received notice that the Buyer requested a loan modification from the Senior Note Lender, indicating that the Company’s $5.6 million mezzanine loan along with the accrued interest may not be collectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net in December 2009, which reserved both the discounted note and the related interest receivable in full at December 31, 2009. The Company suspended recording interest receivable on the note, and any amounts received from the Buyer in the future will be applied first towards the principal amount of the note. During the three and six months ended June 30, 2010, the Company received zero and $0.1 million, respectively, from the Buyer and applied these receipts towards the principal amount of the note as recoveries of bad debt which were included in corporate overhead.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 27 hotel properties and one laundry facility at June 30, 2010, and 30 hotel properties and one laundry facility at December 31, 2009.	$1,240,198	$1,328,611

Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,302,698	1,391,111
Less: discount on Senior Notes	(2,703)	(3,193)
	1,299,995	1,387,918
Less: notes payable of operations held for non-sale disposition	(162,972)	(184,121)
Less: current portion	(93,401)	(153,778)
	$1,043,622	$1,050,019

The Company’s 2009 secured debt restructuring program was initiated to address cash flow and value deficits among certain of its hotels securing non-recourse mortgage debt. The status of the final four loans included in the 2009 secured debt restructuring program is discussed further below.

W San Diego. On July 2, 2010, the Company completed its previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company will record a gain on extinguishment of debt to discontinued operations in accordance with the Debt Topic of the FASB ASC in the third quarter of 2010, and the net assets and liabilities will be removed from its balance sheets.

Renaissance Westchester. On June 14, 2010, the Company reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage secured by the hotel was cancelled. The Company recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment:
Interest expense	$16,185	$18,198	$33,123	$37,255
Interest expense — default rate (1)	120	—	884	—
Accretion of Senior Notes	245	655	491	1,339
Amortization of deferred financing fees	306	361	799	635
Write-off of deferred financing fees	123	284	1,585	284
Loan penalties and fees (2)	36	—	174	—
	$17,015	$19,498	$37,056	$39,513

Operations held for non-sale disposition:
Interest expense	$2,473	$2,760	$5,182	$5,523
Interest expense — default rate (1)	2,078	—	4,354	—
Amortization of deferred financing fees	132	132	264	264
Loan penalties and fees (2)	303	—	597	—
	$4,986	$2,892	$10,397	$5,787

(1)  Interest expense — default rate for the three and six months ended June 30, 2010 was incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company is required to record such interest, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such interest. The Company will reverse this accrual and record a gain on the forgiveness of this interest once the deed back of the Mass Mutual eight is complete, and the debt is extinguished.

(2)  Due to the Company’s elective default on the Mass Mutual loan pursuant to its 2009 secured debt restructuring program, operations held for investment includes loan penalties and fees of $36,000 and $135,000 for the three and six months ended June 30, 2010, respectively, and operations held for non-sale disposition includes loan penalties and fees of $303,000 and $597,000 for the three and six months ended June 30, 2010. While the Company is required to record such loan penalties and fees, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such fees. The Company will reverse these accruals and record a gain on the forgiveness of these penalties and fees once the deed back of the Mass Mutual eight is completed, and the debt is extinguished. An additional $39,000 in loan penalties and fees for operations held for investment was incurred during the three months ended March 31, 2010 due to the termination of the Company’s credit facility.

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At June 30, 2010 and December 31, 2009, the Series C preferred stock carrying value consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	996	896
	$99,996	$99,896

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of June 30, 2010, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. The Company’s compensation expense and forfeiture expense adjustments related to these restricted shares and restricted share units for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense	$1,022	$1,677	$2,326	$3,196

Forfeiture expense adjustments	$5	$2	$79	$22

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

13. Segment Reporting

The Company’s operations are organized into two segments, operations held for investment and operations held for non-sale disposition. Operations held for investment currently includes 30 hotels and two commercial laundry facilities. Operations held for non-sale disposition currently includes the Mass Mutual eight hotels.

Non-segment assets primarily consist of corporate assets, including cash, restricted cash, due from affiliates, prepaid expenses, investment in unconsolidated joint ventures, deferred financing costs and office equipment, which is included in other assets, net.

Summary information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Operations held for investment	$160,874	$154,520	$301,773	$304,566
Operations held for non-sale disposition	20,158	21,575	39,992	42,922
Total revenues	$181,032	$176,095	$341,765	$347,488

Property and goodwill impairment losses:
Operations held for investment	$1,943	$27,237	$1,943	$28,643
Operations held for non-sale disposition	—	697	—	3,007
Non-segment	—	104,007	—	104,007
Total property and goodwill impairment losses	$1,943	$131,941	$1,943	$135,657

Adjusted EBITDA: (1)
Operations held for investment	$43,509	$41,060	$74,109	$76,894
Operations held for non-sale disposition	3,790	3,902	7,279	9,097
Non-segment	(4,130)	(139)	(7,222)	(2,298)
Adjusted EBITDA	$43,169	$44,823	$74,166	$83,693

Reconciliation of Adjusted EBITDA to Net Income (Loss)
Adjusted EBITDA	$43,169	$44,823	$74,166	$83,693
Depreciation and amortization	(24,821)	(30,544)	(50,210)	(61,030)
Amortization of lease intangibles	(150)	—	(150)	—
Interest expense	(18,658)	(23,348)	(38,530)	(47,565)
Interest expense — default rate	(2,198)	—	(5,238)	—
Amortization of deferred financing fees	(438)	(549)	(1,065)	(1,012)
Write-off of deferred financing fees	(123)	(284)	(1,585)	(284)
Loan penalties and fees	(339)	—	(819)	—
Non-cash interest related to discount on Senior Notes	(245)	(655)	(491)	(1,339)
Amortization of deferred stock compensation	(693)	(1,231)	(1,665)	(2,364)
Loss on sale of assets	—	(13,035)	—	(12,716)
Gain on extinguishment of debt	6,747	26,559	6,747	54,579
Property and goodwill impairment losses	(1,943)	(131,941)	(1,943)	(135,657)
Net income (loss)	$308	$(130,205)	$(20,783)	$(123,695)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Operations held for investment	$2,031,237	$2,023,561
Operations held for non-sale disposition	128,970	116,483
Non-segment	228,175	373,486
Total assets	$2,388,382	$2,513,530

(1)          Adjusted EBITDA is a non-GAAP financial measure used to evaluate the operating performance of the Company’s segments. The Company defines Adjusted EBITDA for both of its segments as net income (loss) excluding depreciation and amortization, property and goodwill impairment losses and interest expense. Non-segment Adjusted EBITDA is defined by the Company as net income (loss) excluding depreciation and amortization, interest expense, amortization of deferred financing fees, any write-offs of deferred financing fees or loan penalties and fees, amortization of deferred stock compensation, gain on sale of assets or extinguishment of debt, and property and goodwill impairment losses. The Company believes Adjusted EBITDA is useful to investors in evaluating its operating performance because these measures help investors evaluate and compare the results of its operations from period to period by removing the impact of the Company’s capital structure (primarily interest expense) and the Company’s asset base (primarily depreciation and amortization) from its operating results. The Company also uses Adjusted EBITDA as a measure in determining the value of hotel acquisitions and dispositions. The Company cautions investors that amounts presented in accordance with its definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate non-GAAP measures in the same manner. Adjusted EBITDA should not be considered as an alternative measure of the Company’s net income (loss), operating performance, cash flow or liquidity. Adjusted EBITDA may include funds that may not be available for the Company’s discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although the Company believes that Adjusted EBITDA can enhance an investor’s understanding of the Company’s results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm the Company’s cash flow.

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and six months ended June 30, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — property general and administrative expense	$4,012	$3,855	$7,519	$7,599
Operating expenses of operations held for non-sale disposition	452	486	904	973
Discontinued operations	—	437	37	883
	$4,464	$4,778	$8,460	$9,455

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, all of which were included in property general and administrative expense. Total incentive management fees incurred by the Company were $1.3 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended June 30, 2010 and 2009 were $7.0 million and $7.4 million, respectively, of which royalties totaled $2.4 million and $2.7 million, for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, total license and franchise costs incurred by the Company were $12.9 million and $14.3 million, respectively, of which royalties totaled $4.7 million and $5.5 million, respectively. The remaining costs included advertising, reservation and frequent guest program assessments. Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — franchise costs	$5,636	$5,104	$10,151	$9,799
Operating expenses of operations held for non-sale disposition	1,361	1,384	2,604	2,710
Discontinued operations	—	874	130	1,810
	$6,997	$7,362	$12,885	$14,319

Renovation and Construction Commitments

The Company believes that the appeal of its portfolio to travelers may be enhanced through a capital renovation program aimed at maintaining the appearance and quality of its hotels. At June 30, 2010, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotels. The remaining commitments under these contracts at June 30, 2010 totaled $14.3 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and six months ended June 30, 2010 and 2009 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — property tax, ground lease, and insurance (1)	$1,331	$1,147	$2,485	$2,288
Operating expenses of operations held for non-sale disposition (2)	179	174	290	327
	$1,510	$1,321	$2,775	$2,615

(1)  Operations held for investment includes ground leases for six of the Company’s hotels currently held for investment.

(2)  Operations held for non-sale disposition includes ground leases for two hotels included in the Mass Mutual eight hotels.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended June 30, 2010 and 2009, and $0.2 million for both the six months ended June 30, 2010 and 2009, and was included in corporate overhead expense.

Concentration of Risk

As of June 30, 2010, nine of the 30 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 26% of the Company’s rooms and approximately 25% of the revenue generated by the Company’s 30 hotels during the six months ended June 30, 2010. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

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

At June 30, 2010, the Company had $7.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years, as well as future pension plan funding obligations and working capital requirements pursuant to certain management agreements. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through June 30, 2010.

Several of the Company’s franchise agreements contain corporate guaranties. Should any of the hotels included in these franchise agreements default on the agreements, the Company may be liable for any termination fees. Currently, the Marriott Ontario Airport and seven of the hotels included in the Mass Mutual eight are in default as a result of the Company’s 2009 secured debt restructuring program. If the franchise agreements on all eight of these hotels were to be terminated, the Company may be liable for up to $26.7 million in termination fees.

15. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2010 and December 31, 2009, amounts owed to the Company by its affiliates amounted to $34,000 and $62,000, respectively, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. Richard Alter remains an employee with GTS. The Company paid GTS nominal amounts in 2010 and $0.1 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

16. Variable Interest Entities

The Company adopted Accounting Standards Update (“ASU”) No. 2009-17 codified in the Consolidation Topic of the FASB ASC on January 1, 2010, which changes the consolidation guidance applicable to variable interest entities (“VIEs”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the applicable standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The topic also requires additional disclosures about an enterprise’s involvement with a VIE.

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

Though the Company concluded its interest in the Doubletree Guest Suites Times Square joint venture is a VIE, the Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, will continue to account for this investment using the equity method.

17. Subsequent Events

On July 2, 2010, the Company completed its previously announced deed back of the W San Diego and title to the hotel was transferred to the lender. The Company will record a gain on extinguishment of debt to discontinued operations in the third quarter of 2010, and the net assets and liabilities will be removed from its balance sheets.

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

•                  the ground or air leases for six of our 30 hotels;

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

We own primarily upper upscale hotels in the United States. As of June 30, 2010, we owned 30 hotels held for investment (the “30 hotels”). We continue to own 10 additional hotels which are in the process of being deeded back to certain lenders pursuant to our 2009 secured debt restructuring program. These 10 hotels include the W San Diego and Marriott Ontario Airport, which are held in receivership and included in discontinued operations, and eight additional hotels which we are currently in the process of deeding back to a lender, and which are included in operations held for non-sale disposition. The eight hotels secure the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight”), and include: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Three additional hotels which previously secured the Mass Mutual loan (Courtyard by Marriott Los Angeles Airport, Kahler Inn & Suites Rochester and Marriott Rochester) were released in April 2010 following our payment of an $83.0 million release price. In addition, the Renaissance Westchester was included in our 2009 secured debt restructuring program and held in receivership until we reacquired the hotel for $26.0 million, including related costs, in June 2010. The results of operations for the Renaissance Westchester are included in continuing operations from the date we reacquired the hotel, June 14, 2010 forward. Prior to June 14, 2010, the results of operations for the Renaissance Westchester are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver. The Renaissance Westchester, along with the three hotels released from the Mass Mutual loan, are included in the 30 hotels. Of the 30 hotels, we classify 28 as upscale or upper upscale, one as luxury and one as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we own a 38% equity interest in a joint venture that owns one hotel, and we own certain other non-hotel investments. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 30 hotel portfolio average 377 rooms in size.

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

During the first six months of 2010, we began to see increasingly positive signs in terms of improving business and consumer sentiment, which may point to an impending economic recovery, setting the stage for a prolonged period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. Consistent with our cycle-appropriate strategy, we believe that acquiring hotels now may likely create long-term value, and we expect to deploy a portion of our cash balance in 2010 towards selective hotel acquisitions. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise, but we do not expect these atypical lodging assets to comprise a major component of our portfolio. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units.

The weighted average term to maturity of our debt is approximately 6.7 years, and 100% of our debt is fixed rate with an average interest rate of 5.6%. Of our total debt, approximately $180.0 million matures over the next four years ($81.0 million in 2010, none in 2011, $33.6 million in 2012 and $65.4 million in 2013, assuming we repay our remaining Senior Notes balance of $62.5 million at the first put date in 2013). The $180.0 million does not include scheduled amortization payments, which total $4.7 million for the remainder of 2010, $13.5 million in 2011, $15.6 million in 2012, and $16.6 million in 2013. In addition, in April 2010, we made a partial payment of $83.0 million on the Mass Mutual mortgage loan to secure the release of three of the 11 hotels securing the loan, and in June 2010, we reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage secured by the hotel was cancelled. We recognized a gain of $6.7 million on the extinguishment of this debt, which is included in discontinued operations.

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

•                  Property and goodwill impairment losses expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value and to write-off goodwill in association with our quarterly impairment evaluations; and

•                  Goodwill impairment losses of operations held for non-sale disposition, which includes the charges we have recognized to write-off goodwill in association with our quarterly impairment evaluations for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels.

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. As a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase in 2008. While total RevPAR for the 30 hotels declined by 6.3% in the first quarter of 2010 as compared to the same period in 2009, we are seeing positive signs of improving demand trends and RevPAR for the 30 hotels increased by 6.8% in the second quarter of 2010 as compared to the same period in 2009. Consistent with prior trends, we anticipate that lodging demand will continue to improve as liquidity is restored in the credit markets and the U.S. economy begins to strengthen. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession ended in the later part of 2009, we expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. We believe the lodging industry will benefit from the recent recession and credit crisis as restricted credit and tighter lending standards have made it difficult to finance new hotel construction projects. We believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer return targets can be achieved, and until the construction financing markets recover. Given the one to three year timeline needed to construct a typical hotel, we expect a window of at least two to four years beginning in 2010 during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR, as increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in better flow through, and as a result, higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in worse flow through and, as a result, EBITDA margin improvement may be muted.

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

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended June 30, 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 30 hotels (11,313 rooms) as of June 30, 2010 and 29 hotels (10,966 rooms) as of June 30, 2009. In addition, operating results for operations held for non-sale disposition for both the three months ended June 30, 2010 and 2009 includes the Mass Mutual eight hotels. Income (loss) from discontinued operations for the three months ended June 30, 2010 includes the results of operations for the W San Diego and Marriott Ontario Airport which have been deconsolidated from our operations as a result of the transfer of possession and control of these properties to receivers, and the Renaissance Westchester prior to our reacquisition of the hotel on June 14, 2010. Income (loss) from discontinued operations for the three months ended June 30, 2009 includes the results of operations for the Marriott Napa Valley, Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego, Renaissance Westchester and Marriott Ontario Airport which have been deconsolidated from our operations.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)
REVENUES
Room	$108,323	$101,214	$7,109	7.0%
Food and beverage	40,543	40,220	323	0.8%
Other operating	12,008	13,086	(1,078)	(8.2)%
Revenues of operations held for non-sale disposition	20,158	21,575	(1,417)	(6.6)%
Total revenues	181,032	176,095	4,937	2.8%
OPERATING EXPENSES
Hotel operating	98,489	95,593	2,896	3.0%
Property general and administrative	18,876	17,867	1,009	5.6%
Corporate overhead	5,135	4,785	350	7.3%
Depreciation and amortization	23,264	23,765	(501)	(2.1)%
Operating expenses of operations held for non-sale disposition	17,912	20,400	(2,488)	(12.2)%
Property and goodwill impairment losses	1,943	27,237	(25,294)	(92.9)%
Goodwill impairment losses of operations held for non-sale disposition	—	697	(697)	(100.0)%
Total operating expenses	165,619	190,344	(24,725)	(13.0)%
Operating income (loss)	15,413	(14,249)	29,662	208.2%
Equity in earnings (losses) of unconsolidated joint ventures	163	(584)	747	127.9%
Interest and other income	99	252	(153)	(60.7)%
Interest expense	(17,015)	(19,498)	2,483	12.7%
Interest expense of operations held for non-sale disposition	(4,986)	(2,892)	(2,094)	(72.4)%
Gain on extinguishment of debt	—	26,559	(26,559)	(100.0)%
Loss from continuing operations	(6,326)	(10,412)	4,086	39.2%
Income (loss) from discontinued operations	6,634	(119,793)	126,427	105.5%
Net income (loss)	308	(130,205)	130,513	100.2%
Preferred stock dividends and accretion	(5,187)	(5,188)	1	0.0%
Loss attributable to common stockholders	$(4,879)	$(135,393)	$130,514	96.4%

The following table presents the unaudited operating results for our total portfolio for the six months ended June 30, 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 30 hotels (11,313 rooms) as of June 30, 2010 and 29 hotels (10,966 rooms) as of June 30, 2009. In addition, operating results for operations held for non-sale disposition for both the six months ended June 30, 2010 and 2009 includes the Mass Mutual eight hotels. Income (loss) from discontinued operations for the six months ended June 30, 2010 includes the results of operations for the W San Diego and Marriott Ontario Airport which have been deconsolidated from our operations as a result of the transfer of possession and control of these properties to receivers, and the Renaissance Westchester prior to our reacquisition of the hotel on June 14, 2010. Income (loss) from discontinued operations for the six months ended June 30, 2009 includes the results of operations for the Marriott Napa Valley, Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego, Renaissance Westchester and Marriott Ontario Airport which have been deconsolidated from our operations.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)
REVENUES
Room	$198,701	$197,897	$804	0.4%
Food and beverage	78,751	81,257	(2,506)	(3.1)%
Other operating	24,321	25,412	(1,091)	(4.3)%
Revenues of operations held for non-sale disposition	39,992	42,922	(2,930)	(6.8)%
Total revenues	341,765	347,488	(5,723)	(1.6)%
OPERATING EXPENSES
Hotel operating	191,643	191,776	(133)	(0.1)%
Property general and administrative	36,021	35,896	125	0.3%
Corporate overhead	9,715	10,492	(777)	(7.4)%
Depreciation and amortization	46,822	47,289	(467)	(1.0)%
Operating expenses of operations held for non-sale disposition	35,950	39,260	(3,310)	(8.4)%
Property and goodwill impairment losses	1,943	28,643	(26,700)	(93.2)%
Goodwill impairment losses of operations held for non-sale disposition	—	3,007	(3,007)	(100.0)%
Total operating expenses	322,094	356,363	(34,269)	(9.6)%
Operating income (loss)	19,671	(8,875)	28,546	321.6%
Equity in earnings (losses) of unconsolidated joint ventures	275	(2,101)	2,376	113.1%
Interest and other income	270	872	(602)	(69.0)%
Interest expense	(37,056)	(39,513)	2,457	6.2%
Interest expense of operations held for non-sale disposition	(10,397)	(5,787)	(4,610)	(79.7)%
Gain on extinguishment of debt	—	54,579	(54,579)	(100.0)%
Loss from continuing operations	(27,237)	(825)	(26,412)	(3,201.5)%
Income (loss) from discontinued operations	6,454	(122,870)	129,324	105.3%
Net loss	(20,783)	(123,695)	102,912	83.2%
Dividends paid on unvested restricted stock compensation	—	(447)	447	100.0%
Preferred stock dividends and accretion	(10,374)	(10,375)	1	0.0%
Loss attributable to common stockholders	$(31,157)	$(134,517)	$103,360	76.8%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and six months ended June 30, 2010 and 2009. The comparisons do not include the results of operations for the three hotels sold in 2009, the two hotels held in receivership, or the Mass Mutual eight hotels held for non-sale disposition. The comparisons do include the results of operations for the Renaissance Westchester during the period the hotel was held in receivership in 2010 as well as all of 2009.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (30 hotels)	73.9%	$151.43	$111.91	70.5%	$148.69	$104.83	340 bps	1.8%	6.8%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (30 hotels)	70.3%	$146.65	$103.09	67.9%	$151.39	$102.79	240 bps	(3.1)%	0.3%

For the three months ended June 30, 2010, RevPAR for the 30 hotel portfolio increased 6.8% to $111.91 from the same period in 2009. Occupancy increased 340 basis points to 73.9%, while ADR increased 1.8% to $151.43.

For the six months ended June 30, 2010, RevPAR for the 30 hotel portfolio increased 0.3% to $103.09 from the same period in 2009. Occupancy increased 240 basis points to 70.3%, while ADR decreased 3.1% to $146.65.

Non-GAAP Financial Measures. The following table reconciles net income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2010 and 2009. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loss attributable to common stockholders	$(4,879)	$(135,393)	$(31,157)	$(134,517)
Dividends paid on unvested restricted stock compensation	—	—	—	447
Series A and C preferred stock dividends	5,187	5,188	10,374	10,375
Operations held for investment:
Depreciation and amortization	23,264	23,765	46,822	47,289
Amortization of lease intangibles	150	—	150	—
Interest expense	16,185	18,198	33,123	37,255
Interest expense — default rate	120	—	884	—
Amortization of deferred financing fees	306	361	799	635
Write-off of deferred financing fees	123	284	1,585	284
Loan penalties and fees	36	—	174	—
Non-cash interest related to discount on Senior Notes	245	655	491	1,339
Unconsolidated joint ventures:
Depreciation and amortization	13	1,282	27	2,554
Interest expense	—	663	—	1,348
Amortization of deferred financing fees	—	46	—	92
Operations held for non-sale disposition:
Depreciation and amortization	1,544	2,727	3,237	5,434
Interest expense	2,473	2,760	5,182	5,523
Interest expense — default rate	2,078	—	4,354	—
Amortization of deferred financing fees	132	132	264	264
Loan penalties and fees	303	—	597	—
Discontinued operations:
Depreciation and amortization	—	2,770	124	5,753
Interest expense	—	1,727	225	3,439
Amortization of deferred financing fees	—	10	2	21
Loan penalties and fees	—	—	48	—
EBITDA	47,280	(74,825)	77,305	(12,465)
Operations held for investment:
Amortization of deferred stock compensation	686	1,220	1,648	2,348
Gain on sale of assets	—	(35)	—	(354)
Gain on extinguishment of debt	—	(26,559)	—	(54,579)
Impairment loss	1,943	27,237	1,943	28,643
Unconsolidated joint ventures:
Amortization of deferred stock compensation	7	11	17	16
Operations held for non-sale disposition:
Impairment loss	—	697	—	3,007
Discontinued operations:
Loss on sale of assets	—	13,070	—	13,070
Gain on extinguishment of debt	(6,747)	—	(6,747)	—
Impairment loss	—	104,007	—	104,007
	(4,111)	119,648	(3,139)	96,158
Adjusted EBITDA	$43,169	$44,823	$74,166	$83,693

Adjusted EBITDA was $43.2 million and $44.8 million for the three months ended June 30, 2010 and 2009, respectively, and $74.2 million and $83.7 million for the six months ended June 30, 2010 and 2009, respectively. Adjusted EBITDA decreased for the three months ended June 30, 2010 as compared to the same period in 2009 as increased earnings at our hotels were partially offset by transition costs incurred as a result of our management company changes. Adjusted EBITDA decreased for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to decreased earnings at our hotels, combined with transition costs incurred as a result of our management company changes.

The following table reconciles net income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the three and six months ended June 30, 2010 and 2009. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loss attributable to common stockholders	$(4,879)	$(135,393)	$(31,157)	$(134,517)
Dividends paid on unvested restricted stock compensation	—	—	—	447
Operations held for investment:
Real estate depreciation and amortization	23,133	23,611	46,553	46,972
Amortization of lease intangibles	150	—	150	—
Gain on sale of assets	—	(35)	—	(354)
Unconsolidated joint ventures:
Real estate depreciation and amortization	—	1,264	—	2,518
Operations held for non-sale disposition:
Real estate depreciation and amortization	1,544	2,727	3,237	5,434
Discontinued operations:
Real estate depreciation and amortization	—	2,770	124	5,753
Loss on sale of assets	—	13,070	—	13,070
FFO	19,948	(91,986)	18,907	(60,677)
Operations held for investment:
Interest expense — default rate	120	—	884	—
Write-off of deferred financing fees	123	284	1,585	284
Loan penalties and fees	36	—	174	—
Gain on extinguishment of debt	—	(26,559)	—	(54,579)
Impairment loss	1,943	27,237	1,943	28,643
Operations held for non-sale disposition:
Interest expense — default rate	2,078	—	4,354	—
Loan penalties and fees	303	—	597	—
Impairment loss	—	697	—	3,007
Discontinued operations:
Loan penalties and fees	—	—	48	—
Gain on extinguishment of debt	(6,747)	—	(6,747)	—
Impairment loss	—	104,007	—	104,007
	(2,144)	105,666	2,838	81,362
Adjusted FFO	$17,804	$13,680	$21,745	$20,685

Adjusted FFO was $17.8 million and $13.7 million for the three months ended June 30, 2010 and 2009, respectively, and $21.7 million and $20.7 million for the six months ended June 30, 2010 and 2009, respectively. Adjusted FFO increased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to increased earnings at our hotels combined with decreased interest expense, partially offset by transition costs incurred as a result of our management company changes. Adjusted FFO increased for the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to lower interest expense, partially offset by decreased earnings at our hotels and by transition costs incurred as a result of our management company changes.

Room revenue. Room revenue increased $7.1 million, or 7.0%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The results of operations for the Renaissance Westchester are included in continuing operations from the date we reacquired the hotel (June 14, 2010) forward. Prior to June 14, 2010, the results of operations for the Renaissance Westchester are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver. Room revenue generated by the Renaissance Westchester and included in continuing operations for the second quarter of 2010 was $0.2 million. Room revenue generated by the 29 hotels held for investment during all periods presented (our “existing portfolio”) increased $6.9 million in the second quarter of 2010 as compared to the same period in 2009 due to an increase in occupancy of $3.4 million combined with an increase in ADR of $3.5 million.

Room revenue increased $0.8 million, or 0.4%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Room revenue generated by the Renaissance Westchester and included in continuing operations for the first six months of 2010 was $0.2 million. Room revenue generated by our existing portfolio increased $0.6 million in the first six months of 2010 as compared to the same period in 2009 due to an increase in occupancy of $4.7 million partially offset by a decrease in ADR of $4.1 million.

Food and beverage revenue. Food and beverage revenue increased $0.3 million, or 0.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Food and beverage revenue generated by the Renaissance Westchester and included in continuing operations for the second quarter of 2010 was $0.1 million. Food and beverage revenue generated by our existing portfolio increased $0.2 million in the second quarter of 2010 as compared to the same period in 2009 due to increased banquet, room service and other revenue due to increased occupancy at several of our hotels and to an increase in conventions and meetings held at our hotels. These increases were partially offset by decreased outlet revenue primarily due to the fact that several of our hotels are in the process of remodeling and re-concepting their restaurants.

Food and beverage revenue decreased $2.5 million, or 3.1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Food and beverage revenue generated by the Renaissance Westchester and included in continuing operations for the first six months of 2010 was $0.1 million. Food and beverage revenue generated by our existing portfolio decreased $2.6 million for the six months of 2010 as compared to the same period in 2009. This decrease is primarily due to lower revenues generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration. Food and beverage revenue also decreased in the first six months of 2010 as compared to the same period in 2009 due to a reduction in business at our Houston Texas hotels with one customer who is operating under a contract with the United States government. Additionally, many of our hotels that began to close their restaurants during the second quarter and second half of 2009 in order to save costs continued to keep their restaurants closed during the first six months of 2010 either to save costs or due to remodeling and re-concepting projects.

Other operating revenue. Other operating revenue decreased $1.1 million, or 8.2%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to decreased cancellation and attrition revenue in our existing portfolio slightly offset by increased revenue at our two commercial laundry facilities.

Other operating revenue decreased $1.1 million, or 4.3%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to the same reasons described above in the discussion regarding the second quarter.

Revenues of operations held for non-sale disposition. Revenues of operations held for non-sale disposition associated with the Mass Mutual eight hotels decreased $1.4 million, or 6.6%, for the three months ended June 30, 2010 as compared to the same period in 2009. This decrease was primarily the result of a 310 basis point decrease in occupancy combined with a 4.3% decrease in ADR, causing room revenue to decrease $1.2 million. In addition, food and beverage revenue decreased $0.1 million, and other operating revenue decreased $0.1 million.

Revenues of operations held for non-sale disposition associated with the Mass Mutual eight hotels decreased $2.9 million, or 6.8%, for the six months ended June 30, 2010 as compared to the same period in 2009. This decrease was primarily the result of a 170 basis point decrease in occupancy combined with a 5.5% decrease in ADR, causing room revenue to decrease $2.3 million. In addition, food and beverage revenue decreased $0.3 million, and other operating revenue decreased $0.3 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $2.9 million, or 3.0%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Hotel operating expenses generated by the Renaissance Westchester and included in continuing operations for the second quarter of 2010 totaled $0.2 million. Hotel operating expenses for our existing portfolio increased $2.7 million during the second quarter of 2010 as compared to the same period in 2009. This increase in hotel operating expenses is primarily related to the increase in related room revenue. In addition, hotel operating expenses increased during the second quarter of 2010 as compared to the same period in 2009 due to increases in the following expenses: advertising and promotion as the hotels began to increase their spending in response to the recovering economy; franchise fees and assessments due to the increased revenue; and property taxes due to $0.4 million in property tax credits received at one of our hotels during the second quarter of 2009, and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels. These increases were partially offset by decreases in departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009, and utilities due to reductions in gas rates and usage at several of our hotels.

Hotel operating expenses decreased $0.1 million, or 0.1%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Hotel operating expenses generated by the Renaissance Westchester and included in continuing operations for the first six months of 2010 totaled $0.2 million. Hotel operating expenses for our existing portfolio decreased $0.3 million during the first six months of 2010 as compared to the same period in 2009. This decrease in hotel operating expenses is primarily related to the decreases in related food and beverage and other operating revenue. In addition, hotel operating expenses declined during the first six months of 2010 as compared to the same period in 2009 due to decreases in the following expenses: departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009; advertising and repairs and maintenance as the hotels continued to cancel or delay unnecessary expenditures; and utilities due to reductions in gas rates and usage at several of our hotels. These decreases were partially offset by increases in franchise assessments at several of our hotels and property taxes due to prior year refunds received by several of our hotels which were recorded during the first six months of 2009, and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels.

Property general and administrative expense. Property general and administrative expense increased $1.0 million, or 5.6%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to increased expenses in our existing portfolio. Management fees and credit and collection expenses increased in our existing portfolio due to the increase in revenue. In addition, property general and administrative expense in our existing portfolio increased due to increased payroll, employee relations, recruitment and relocation combined with increased licenses and permits. These increases were slightly offset by decreased training and travel.

Property general and administrative expense increased $0.1 million, or 0.3%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to increased expenses in our existing portfolio due to the same reasons described above in the discussion regarding the second quarter. Management fees, however, decreased in our existing portfolio for the six months ended June 30, 2010 as compared to the same period in 2009 due to the decline in revenue generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration.

Corporate overhead expense. Corporate overhead expense increased $0.4 million, or 7.3%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to $0.4 million in stay-put bonuses accrued during the second quarter of 2010 to incentivize certain hotel-level employees to stay through the management company transitions. Additional increases in due diligence, licenses and permits, and legal costs and expenses during the three months ended June 2010 as compared to the same period in 2009 were offset by decreased sales tax expenses.

Corporate overhead expense decreased $0.8 million, or 7.4%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to decreases in total payroll related costs and deferred stock compensation expense as a result of our corporate reorganization in the second quarter of 2009, combined with decreases in contract and professional fees and sales tax expense. These decreases were partially offset by $0.4 million in stay-put bonuses accrued during the second quarter of 2010 to incentivize certain hotel-level employees to stay through the management company transitions, combined with increases in due diligence, licenses and permits, and legal costs and expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.5 million, or 2.1%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Depreciation and amortization expense generated by the Renaissance Westchester and included in continuing operations for the second quarter of 2010 totaled $0.1 million. Depreciation and amortization in our existing portfolio decreased $0.6 million due to the fact that we reduced the depreciable assets of our existing portfolio by $25.4 million during the second quarter of 2009 due to impairment charges.

Depreciation and amortization expense decreased $0.5 million, or 1.0%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to the same reasons described above in the discussion regarding the second quarter.

Operating expenses of operations held for non-sale disposition. Operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels, which are comprised of room, food and beverage, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, depreciation and amortization, totaled $17.9 million for the three months ended June 30, 2010 as compared to $20.4 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recognized $16.4 million in operating expenses and $1.5 million in depreciation and amortization. During the three months ended June 30, 2009, we recognized $17.7 million in operating expenses and $2.7 million in depreciation and amortization. The decrease in operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily related to decreased property taxes due to supplemental prior year taxes assessed on two of the hotels in 2009. The decrease in depreciation in the second quarter of 2010 as compared to the same period in 2009 is primarily due to $88.2 million in impairment charges recorded in 2009, which reduced the depreciable assets for operations held for non-sale disposition.

Operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled $36.0 million for the six months ended June 30, 2010 as compared to $39.3 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recognized $32.7 million in operating expenses and $3.3 million in depreciation and amortization. During the six months ended June 30, 2009, we recognized $33.8 million in operating expenses and $5.5 million in depreciation and amortization. The decrease in operating expenses and depreciation and amortization expense of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily due to the same reasons described above in the discussion regarding the second quarter.

Property and goodwill impairment losses. Property and goodwill impairment losses totaled $1.9 million for the three months ended June 30, 2010 compared to $27.2 million for the three months ended June 30, 2009. During the second quarter of 2010, we recognized a property impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale during the third or fourth quarter of 2010. During the second quarter of 2009, we recognized a $25.4 million property impairment loss on the Marriott Del Mar to reduce the carrying value of the hotel on our balance sheet to its fair value. In addition, during the second quarter of 2009, we recognized a $1.4 million property impairment loss related to the write-off of costs associated with a potential timeshare development in Newport Beach, California, and we wrote off $0.4 million in goodwill associated with the Marriott Rochester in conjunction with a quarterly impairment evaluation.

Property and goodwill losses totaled $1.9 million for the six months ended June 30, 2010 compared to $28.6 million for the six months ended June 30, 2009. During the first six months of 2010, we recognized a property impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale during the third or fourth quarter of 2010. During the first six months of 2009, we recognized a $25.4 million property impairment loss on the Marriott Del Mar to reduce the carrying value of the hotel on our balance sheet to its fair value. In addition, we recognized a $0.1 million property impairment loss on a parcel of land adjacent to one of our hotels which we sold in June 2009. During the first six months of 2009, we also recognized a $1.4 million property impairment loss related to the write-off of costs associated with a potential timeshare development in Newport Beach, California. In conjunction with our quarterly impairment evaluations performed during the first six months of 2009, we wrote off $1.3 million and $0.4 million of goodwill associated with the Marriott Park City and the Marriott Rochester, respectively.

Goodwill impairment losses of operations held for non-sale disposition. Goodwill impairment losses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled zero for the three months ended June 30, 2010 as compared to $0.7 million for the same period in 2009. In conjunction with our quarterly impairment evaluation performed as of June 30, 2009, we wrote off $0.7 million in goodwill associated with two of the Mass Mutual eight hotels: Marriott Salt Lake City (University Park) $0.5 million and Holiday Inn Express San Diego $0.2 million.

Goodwill impairment losses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled zero for the six months ended June 30, 2010 as compared to $3.0 million for the same period in 2009. In conjunction with our quarterly impairment evaluations performed during the first six months of 2009, we wrote off $3.0 million in goodwill associated with four of the Mass Mutual eight hotels: Holiday Inn Downtown San Diego $1.4 million; Marriott Provo $0.7 million; Marriott Salt Lake City (University Park) $0.7 million; and Holiday Inn Express San Diego $0.2 million.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings (losses) of unconsolidated joint ventures totaled earnings of $0.2 million for the three months ended June 30, 2010, and a loss of $0.6 million for the three months ended June 30, 2009. In the second quarter of 2010, we recognized income of $0.2 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during the second quarter of 2010, we did not recognize any portion of these earnings due to the fact that we reduced our interest in this partnership to zero at December 31, 2009 as a result of the hotel’s fourth quarter 2009 impairment charge. In the second quarter of 2009, we recognized a loss of $0.7 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.1 million on our BuyEfficient joint venture.

Equity in earnings (losses) of unconsolidated joint ventures totaled earnings of $0.3 million for six months ended June 30, 2010, and a loss of $2.1 million for the six months ended June 30, 2009. In the first six months of 2010, we recognized income of $0.3 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture incurred a loss during the first half of 2010, we did not recognize any portion of this loss due to the fact that we reduced our interest in this partnership to zero at December 31, 2009 as a result of the hotel’s fourth quarter 2009 impairment charge. In the first six months of 2009, we recognized a loss of $2.2 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.1 million on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.1 million for the three months ended June 30, 2010 and $0.3 million for the same period in 2009. In the second quarter of 2010, we recognized $0.1 million in interest income. In the second quarter of 2009, we recognized $0.2 million in interest income, and $0.1 million on the sale of surplus furniture, fixtures and equipment (“FF&E”) located in two of our hotels.

Interest and other income totaled $0.3 million for the six months ended June 30, 2010 and $0.9 million for the same period in 2009. In the first six months of 2010, we recognized $0.2 million in interest income and $0.1 million in other miscellaneous income. In the first six months of 2009, we recognized $0.5 million in interest income, and $0.4 million on the sale of surplus furniture, fixtures and equipment (“FF&E”) located in two of our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest expense	$16,185	$18,198	$33,123	$37,255
Interest expense — default rate	120	—	884	—
Accretion of Senior Notes	245	655	491	1,339
Amortization of deferred financing fees	306	361	799	635
Write-off of deferred financing fees	123	284	1,585	284
Loan penalties and fees	36	—	174	—
	$17,015	$19,498	$37,056	$39,513

Interest expense decreased $2.5 million, or 12.7%, during the three months ended June 30, 2010 as compared to the same period during 2009. Interest expense decreased $2.0 million during the second quarter of 2010 as compared to the same period in 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense due to the accretion of the Senior Notes decreased by $0.4 million during the three months ended June 30, 2010 as compared to the same period in 2009 due to the repurchases of the Senior Notes in 2009. Interest expense also decreased in the second quarter of 2010 as compared to the same period in 2009 due to a $0.2 million decrease in write-off of deferred financing fees. During the second quarter of 2010, we wrote off $0.1 million in deferred financing fees related to the release of the three hotels from the Mass Mutual loan, and during the second quarter of 2009, we wrote off $0.3 million in deferred financing fees associated with the amendment of our credit facility. Interest expense also decreased in the second quarter of 2010 as compared to the second quarter of 2009 due to a $0.1 million decrease in amortization of deferred financing fees related to the repayment of the loans noted above, as well as the termination of our credit facility. These decreases were slightly offset by an increase in interest expense for the second quarter of 2010 as compared to the same period in 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.2 million in default interest, penalties and fees.

Interest expense decreased $2.5 million, or 6.2%, during the six months ended June 30, 2010 as compared to the same period during 2009. Interest expense decreased $4.1 million during the first six months of 2010 as compared to the same period in 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense due to the accretion of the Senior Notes decreased by $0.8 million during the first six months of 2010 as compared to the same period in 2009 due to the repurchases of the Senior Notes in 2009. These decreases were partially offset by an increase of $1.3 million in interest expense due to the write-off of deferred financing fees. During the first half of 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010, and $0.1 million in deferred financing fees related to the release of the three hotels from the Mass Mutual loan in April 2010. During the first six months of 2009, we wrote off $0.3 million in deferred financing fees associated with the amendment of our credit facility. In addition, interest expense increased $0.2 million during the first six months of 2010 as compared to the same period in 2009 due to an increase in amortization of deferred financing fees related to an increase in fees associated with our repurchase of the Senior Notes and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009, partially offset by a decrease in fees related to the repayment of the loans noted above, as well as the termination of our credit facility. Interest expense also increased during the first six months of 2010 as compared to the same period in 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.9 million in interest and $0.2 million in default penalties and fees.

Our weighted average interest rate per annum was approximately 5.6% at both June 30, 2010 and 2009. At June 30, 2010, all of our outstanding notes payable had fixed interest rates.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the Mass Mutual eight hotels is as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest expense	$2,473	$2,760	$5,182	$5,523
Interest expense — default rate	2,078	—	4,354	—
Amortization of deferred financing fees	132	132	264	264
Loan penalties and fees	303	—	597	—
	$4,986	$2,892	$10,397	$5,787

Interest expense of operations held for non-sale disposition increased $2.1 million, or 72.4%, during the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels pursuant to our 2009 secured debt restructuring program. Interest expense of operations held for non-sale disposition includes an additional $2.1 million in the second quarter of 2010 as compared to the same period in 2009 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in the second quarter of 2010 as compared to the same period in 2009 due to $0.3 million in loan penalties and fees recorded in 2010 related to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.3 million in the second quarter of 2010 as compared to the same period in 2009 due to decreased loan balances.

Interest expense of operations held for non-sale disposition increased $4.6 million, or 79.7%, during the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels pursuant to our 2009 secured debt restructuring program. Interest expense of operations held for non-sale disposition includes an additional $4.4 million in the first six months of 2010 as compared to the same period in 2009 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in the first six months of 2010 as compared to the same period in 2009 due to $0.6 million in loan penalties and fees recorded in 2010 related to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.4 million in the first six months of 2010 as compared to the same period in 2009 due to decreased loan balances.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero for the three months ended June 30, 2010, and $26.6 million for the three months ended June 30, 2009. During the second quarter of 2009, we recognized a gain of $26.6 million due to the repurchase and cancellation of $123.5 million in aggregate principal amount of the Senior Notes.

Gain on extinguishment of debt totaled zero for the six months ended June 30, 2010, and $54.6 million for the six months ended June 30, 2009. During the first six months of 2009, we recognized a gain of $54.6 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations totaled income of $6.6 million and a loss of $119.8 million, respectively, for the three months ended June 30, 2010 and 2009, and income of $6.5 million a loss of $122.9 million, respectively, for the six months ended June 30, 2010 and 2009. As described under “—Investing Activities—Dispositions,” no hotels were sold during either the first or second quarters of 2010 and three hotels were sold during 2009. In addition, we deconsolidated the Marriott Ontario Airport during the first quarter of 2010, and the W San Diego and the Renaissance Westchester during 2009. Upon deconsolidation, we reclassified each hotel’s results of operations to discontinued operations due to the transfer of possession and control of each hotel to a court-appointed receiver. On June 14, 2010, we reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage secured by the hotel was cancelled. We recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in our continuing operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all of these hotels, along with any impairments recognized, the gains or losses on the hotel sales and the gain on extinguishment of the Renaissance Westchester debt, to discontinued operations.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards were zero for both the three and six months ended June 30, 2010 as compared to zero and $0.4 million, respectively, for the three and six months ended June 30, 2009.

Preferred stock dividends and accretion. Preferred stock dividends and accretion remained constant at $5.2 million for both the three months ended June 30, 2010 and 2009 and $10.4 million for both the six months ended June 30, 2010 and 2009, as the dividend rate for our Series A preferred stock and Series C preferred stock was $0.50 and $0.393, respectively, per share for both the first and second quarters of 2010 and 2009.

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

On April 30, 2010, we purchased two hotel loans with a combined principal amount of $32.5 million plus accrued interest of approximately $800,000, for a total purchase price of $3.7 million. The loans include (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in our Doubletree Guest Suites Times Square joint venture, and (ii) a $2.5 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. We purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. None of the debt on the Doubletree Guest Suites Times Square is in default, however interest on the mezzanine loan is currently being deferred in accordance with the provisions of the loan. The subordinate note secured by the Twelve Atlantic Station is currently in default. We are accounting for both loans using the cost recovery method until such time as the expected cash flows from the loans are reasonably probable and estimable.

Dispositions. We did not sell any hotels during the six months ended June 30, 2010. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009, we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and a net gain of $18,000, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from our offerings of common stock, and proceeds from our credit facility. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, purchases of notes receivable and dividends on our common and preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2010 as compared to net cash provided of $34.4 million for the six months ended June 30, 2009. This decrease was primarily due to an increase in our restricted cash, partially offset by an increase in accounts payable and other liabilities during the six months ended June 30, 2010 as compared to the same period in 2009.

Investing activities. Our cash used in or provided by investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2010 compared to net cash provided by investing activities during the first six months of 2009 was as follows (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Proceeds from sale of hotel properties and other assets	$—	$56,289
Cash received from unconsolidated joint ventures	300	—
Restricted cash — replacement reserve	(1,739)	(515)
Acquisitions of notes receivable	(3,700)	—
Renovations and additions to hotel properties and other real estate	(17,123)	(26,059)
Net cash (used in) provided by investing activities	$(22,262)	$29,715

Net cash used in investing activities was $22.3 million during the first six months of 2010 compared to net cash provided of $29.7 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we received a distribution of $0.3 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $1.7 million, paid $3.7 million for the purchase of two notes receivable and paid cash of $17.1 million for renovations to our hotels. During the six months ended June 30, 2009, we received $56.3 million from the sale of hotel properties and other assets, which included $53.5 million from the sale of two hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of surplus FF&E located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we increased the balance in our restricted cash replacement reserve accounts by $0.5 million, and paid cash of $26.1 million for renovations to our hotels.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $124.7 million for the six months ended June 30, 2010 compared to $46.2 million for the six months ended June 30, 2009. Net cash used in financing activities for the six months ended June 30, 2010 consisted primarily of $114.5 million of principal payments on our notes payable and related costs, including $83.0 million paid to release three hotels from the Mass Mutual loan, $26.0 million paid to reacquire control of the Renaissance Westchester and to extinguish the loan, and $5.5 million of principal amortization. In addition, net cash used in financing activities for the six months ended June 30, 2010 includes $10.3 million of dividends paid to our stockholders. Net cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $117.4 million to repurchase a portion of our Senior Notes including related costs, $66.8 million of principal payments on our credit facility and notes payable, $17.6 million of dividends paid to our stockholders, $4.8 million in costs associated with the issuance of our common stock, and $3.1 million in deferred financing fees paid in connection with amendments to our Senior Notes indenture and our credit facility. These cash outlays were partially offset by $103.5 million in proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility.

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

Debt.  In February 2010, we elected to terminate our credit facility, and we wrote off $1.5 million in related deferred financing costs. In view of our strong liquidity position and the restrictive terms of the credit facility, our business plan did not anticipate accessing the facility in 2010. The termination of the facility eliminates approximately $0.6 million in fees and associated costs per annum. We expect to enter into a new credit facility in the second half of 2010.

Consistent with our cycle-appropriate strategy, during 2009 we initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of our hotels securing non-recourse mortgage debt (the “2009 secured debt restructuring program”). We concluded the program in the fourth quarter of 2009, however we continue to work to finalize the deed back of certain hotels associated with loans which entered the program in 2009. Loans subject to our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. The primary goal of the 2009 secured debt restructuring program was to amend the terms of mortgage debt to eliminate situations where hotel cash flow and asset values fell short of debt service and loan amounts respectively. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, we elected to deed back the collateral hotels in satisfaction of the associated debt. The status of the final four loans included in our 2009 secured debt restructuring program is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel net asset and the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the W San Diego’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. On July 2, 2010, we completed our previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. We will record a gain on extinguishment of debt to discontinued operations in the third quarter of 2010, and the net assets and liabilities will be removed from our balance sheets.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. On June 14, 2010, we reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled. We recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in our continuing operations.

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

Massachusetts Mutual Life Insurance Company. In April 2010, we finalized an agreement with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of our hotels comprised of 2,587 rooms. As part of this agreement, we paid down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels are the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites Rochester and the 203-room Marriott Rochester. In conjunction with this pay down, we wrote off $0.1 million in deferred financing fees. Also pursuant to this agreement, we expect to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010.  Pending the completion of the deed back or appointment of a receiver, we have reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows. Upon the completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated.

Our 2009 secured debt restructuring program, including our elections to initiate the process to deed back the W San Diego, Marriott Ontario Airport, and the Mass Mutual eight hotels were precipitated by a number of unique, market and hotel-specific factors, and were made after our efforts to amend the loans were unsuccessful. In the future, other factors may lead us to pursue similar options with certain of our other hotels securing non-recourse mortgages. We believe such cases, if any, would be limited in number. We were not in default of the loan covenants on any other of our notes payable at June 30, 2010.

As of June 30, 2010, we had $1.1 billion of debt ($1.4 billion including the mortgages for the W San Diego, Marriott Ontario Airport and Mass Mutual eight hotels), $274.5 million of cash and cash equivalents, including restricted cash, and total assets of $2.4 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2010, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

The weighted average term to maturity of our debt is 6.7 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the Hilton Times Square New York, is in December 2010. In light of improving secured debt markets and our desire to maintain flexibility in our level of indebtedness, we are currently evaluating opportunities to refinance this loan at maturity in December 2010, rather than use excess cash to repay the loan in full.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of August 6, 2010, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we believe we may be successful in obtaining mortgages on, or pledge to a secured facility, one or all of our 11 unencumbered hotels at June 30, 2010: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester, and Sheraton Cerritos. These 11 hotels had an aggregate of 3,351 rooms as of June 30, 2010, and generated $79.3 million in revenue during the first six months of 2010.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle may have entered a recovery phase, we expect to deploy a portion of our cash balance in 2010 towards selective acquisitions. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise, but we do not expect these atypical lodging assets to comprise a major component of our portfolio. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2010 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,139,726	$93,401	$66,267	$238,152	$741,906
Notes payable on operations held for non-sale disposition (1)	162,972	162,972	—	—	—
Notes payable on hotel properties held in receivership (2)	90,499	90,499	—	—	—
Interest obligations on notes payable	410,575	61,305	113,646	106,914	128,710
Interest obligations on notes payable on operations held for non-sale disposition (3)	14,613	14,613	—	—	—
Interest obligations on notes payable on hotel properties held in receivership (4)	5,072	5,072	—	—	—
Operating lease obligations	306,556	4,359	8,833	8,994	284,370
Operating lease obligations on operations held for non-sale disposition (5)	5,237	221	442	442	4,132
Construction commitments	14,272	14,272	—	—	—
Employment obligations	2,012	712	1,300	—	—
Total	$2,151,534	$447,426	$190,488	$354,502	$1,159,118

(1)                  Notes payable on operations held for non-sale disposition currently includes the Mass Mutual eight hotels. Due to our elective default on the non-recourse mortgage secured by the Mass Mutual eight hotels, this mortgage has been classified in its entirety as a current obligation as of June 30, 2010.

(2)                  Notes payable on hotel properties held in receivership currently includes the W San Diego and Marriott Ontario Airport. Due to our elective defaults on the non-recourse mortgages secured by the W San Diego and Marriott Ontario Airport, and the subsequent transfers of these two hotels to court-appointed receivers effective September 30, 2009 and March 1, 2010, respectively, we deconsolidated these hotels. As of June 30, 2010, the $65.0 million non-recourse mortgage for the W San Diego, along with the $25.5 million non-recourse mortgage for the Marriott Ontario Airport have been classified in their entirety as current obligations, and are included in “other current liabilities of discontinued operations, net” on our balance sheets.

(3)                  Due to our elective default on the mortgage secured by the Mass Mutual eight hotels, interest obligations on notes payable on operations held for non-sale disposition includes interest obligations only through June 30, 2010.

(4)                  Due to our elective defaults on the mortgages secured by the W San Diego and Marriott Ontario Airport, interest obligations on notes payable on hotel properties held in receivership includes interest obligations only through June 30, 2010.

(5)                  Operating lease obligations on operations held for non-sale disposition includes the operating lease obligations on two hotels included in the Mass Mutual eight hotels.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $17.1 million in our hotels during the first six months of 2010. Our renovation budget for 2010 includes $14.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a furniture, fixtures and equipment (“FF&E”) reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2010, $22.5 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interests in the W San Diego, Marriott Ontario Airport and in two joint ventures. For further discussion of the W San Diego, Marriott Ontario Airport and our two joint ventures and their effect on our financial condition, results of operations and cash flows, see Notes 4 and 6 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 30 hotel portfolio by quarter for 2008, 2009 and 2010 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2008 Total hotel portfolio held for investment (30 hotels) (1)	$174,713	$200,634	$187,763	$206,501	$769,611
2008 Revenues as a percentage of total	22.7%	26.1%	24.4%	26.8%	100.0%

2009 Total hotel portfolio held for investment (30 hotels) (1)	$149,705	$154,883	$148,924	$169,126	$622,638
2009 Revenues as a percentage of total	24.0%	24.9%	23.9%	27.2%	100.0%

2010 Total hotel portfolio held for investment (30 hotels) (1) (2)	$141,158	$161,084

(1)                      Includes all hotel properties owned on June 30, 2010, excluding the W San Diego and Marriott Ontario Airport held in receivership and included in discontinued operations, and the Mass Mutual eight hotels held for non-sale disposition.

(2)                      Revenues for 2010 include revenue earned by the Renaissance Westchester during the period in which the hotel was held in receivership.

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

We account for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as the Fair Value Measurements and Disclosures Topic of the FASB ASC for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using Level 3 measurements.

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

In January 2010, the FASB issued a pronouncement to further update the fair value measurement guidance to improve fair value measurement disclosures. This update requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our adoption of the guidance related to new disclosures and clarifications on January 1, 2010 did not have any effect on our consolidated financial condition, results of operations or cash flows. Our adoption of the guidance related to disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements will occur during the first quarter of 2011. We do not anticipate that the adoption of this part of the pronouncement will materially impact the Company.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At June 30, 2010, none of our outstanding debt was subject to variable interest rates.

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

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	—		—	—	—
May 1, 2010 – May 31, 2010	3,949	(1)	$10.07	—	—
June 1, 2010 – June 30, 2010	—		—	—	—

(1)                       Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Removed and Reserved

Item 5.                                  Other Information

On August 4, 2010, Sunstone Hotel Investors, Inc. (the “Company”) entered into employment agreements with Kenneth E. Cruse, the Executive Vice President and Chief Financial Officer of the Company and Sunstone Hotel Partnership, LLC, the Company’s operating partnership (the “Operating Partnership”), and Marc A. Hoffman, the Executive Vice President and Chief Operating Officer of the Company and the Operating Partnership (together, the “Executives” and individually, an “Executive”). The material provisions in each Executive’s employment agreement are substantially identical. The agreements have an initial term of three years, commencing on August 4, 2010, and will be automatically extended for additional three-year periods, unless terminated by either party upon ninety days’ notice prior to the renewal date. The agreements provide for an initial annual base salary of $350,000, which may be increased from time to time in the Company’s sole discretion.

The Executives will be eligible to receive an annual cash performance bonus based on the attainment of performance goals determined by the Company with a threshold level equal to 50% of base salary, a target level equal to 75% of base salary, a high level equal to 125% of base salary and a superior level equal to 150% of base salary, with no guaranteed minimum.  The Executives will also be eligible to earn annual equity awards with a threshold level equal to 100% of base salary, a target level equal to 150% of base salary, a high level equal to 200% of base salary and a superior level equal to 250% of base salary, with no guaranteed minimum. Furthermore, the Executives will be eligible to participate in welfare and fringe benefit plans, incentive plans and savings/retirement plans generally available to senior executives of the Company.

If the Company terminates either of the Executives without cause or either Executive terminates his employment for good reason, (i) the Executive will receive, in two lump sum payments, all of the amounts set forth in (A) and (B) below, (ii) all outstanding equity awards granted to the Executive shall vest as set forth in (C) below, and (iii) the Executive will receive continued health insurance coverage as set forth in (D) below: (A) (1) salary and accrued vacation through the date of termination, (2) any vested amounts due under any plan, program or policy of the Company, (3) unpaid bonus owed for any completed fiscal year before the date of termination, and (4) an amount equal to a pro rata share of the target annual cash bonus determined by multiplying the target annual cash bonus by a fraction the numerator of which is the number of days elapsed in the year through the date of termination and the denominator of which is 365 ((A)(1) — (4) are collectively referred to as “Accrued Obligations”); (B) a severance payment equal to two  times the sum of (x) the Executive’s base salary in effect on the date of termination (but not less than $350,000), plus (y) a bonus severance amount (which will be the greater of the Executive’s target annual cash performance bonus and the actual bonus paid to the Executive in respect of the last full calendar year immediately preceding the date of termination); (C) all outstanding stock options, restricted stock units and other equity awards granted to the Executive under any of the Company’s equity incentive plans shall become immediately vested and, as applicable, exercisable in full; and (D) eighteen months of Company-paid continued health insurance coverage for the Executive and the Executive’s eligible family members. The Company’s obligation to make or provide the payments and benefits set forth in items (B), (C) and (D) is conditioned upon the Executive’s execution of a general release of claims.

If either of the Executive’s employment is terminated by reason of death or disability, the Executive or, as appropriate, the Executive’s estate or beneficiaries shall be paid the Accrued Obligations and an amount equal to100% of the Executive’s annual base salary then in effect, all outstanding equity awards shall continue to vest (but only to the extent such outstanding awards were scheduled to vest within the twelve-month period immediately following the date of termination) and the Executive and the Executive’s eligible family members shall receive eighteen months of Company-paid continued health insurance coverage.

                                                In conjunction with the employment agreements, each Executive entered into an indemnification agreement with the Company providing that the Company will indemnify and advance expenses to each Executive in the case of certain claims made against him by virtue of his position with the Company.

Furthermore, in connection with entering into the employment agreements mentioned above, the Change in Control Agreement dated February 15, 2007 by and between the Company and Mr. Cruse was terminated effective August 4, 2010. Likewise, the Employment Offer Letter dated April 19, 2006 by and between the Company and Mr. Hoffman was terminated effective August 4, 2010.

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

10.1	Second amendment to the Sunstone Hotel Investors, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Form 8-K filed by the Company on May 7, 2010).

10.2	Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse.

10.3	Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 6, 2010	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)