Form 10-Q
period 2010-09-30
Sunstone Hotel Investors, Inc.
filed 2010-11-04
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

98,512,026 shares of Common Stock, $0.01 par value, as of November 1, 2010

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

i

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($1,861 and $1,471 related to VIEs)	$71,089	$353,255
Restricted cash ($3,974 and $4,711 related to VIEs)	72,388	36,858
Accounts receivable, net ($2,710 and $2,758 related to VIEs)	20,246	22,624
Due from affiliates	37	62
Inventories ($134 and $92 related to VIEs)	2,412	2,446
Prepaid expenses	10,035	7,423
Investment in hotel property of discontinued operations, net	—	16,471
Other current assets of discontinued operations, net	—	1,739
Investment in hotel properties of operations held for non-sale disposition, net	98,239	102,343
Other current assets of operations held for non-sale disposition, net	35,157	14,140
Total current assets	309,603	557,361
Investment in hotel properties, net	2,028,082	1,923,392
Other real estate, net	11,900	14,044
Investments in unconsolidated joint ventures	449	542
Deferred financing fees, net	4,618	7,300
Goodwill	4,673	4,673
Other assets, net	14,137	6,218
Total assets	$2,373,462	$2,513,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses ($1,134 and $523 related to VIEs)	$17,963	$12,425
Accrued payroll and employee benefits ($933 and $1,121 related to VIEs)	10,591	9,092
Due to Third Party Managers	8,742	9,817
Dividends payable	5,137	5,137
Other current liabilities ($1,637 and $1,316 related to VIEs)	22,731	21,910
Current portion of notes payable	94,810	153,778
Note payable of discontinued operations	—	25,499
Notes payable of operations held for non-sale disposition	162,972	184,121
Other current liabilities of discontinued operations, net	—	41,449
Other current liabilities of operations held for non-sale disposition	26,151	6,364
Total current liabilities	349,097	469,592
Notes payable, less current portion	1,039,757	1,050,019
Other liabilities ($88 and $12 related to VIEs)	7,923	7,256
Total liabilities	1,396,777	1,526,867
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $24.375 per share	100,000	99,896
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 97,275,660 shares issued and outstanding at September 30, 2010 and 96,904,075 shares issued and outstanding at December 31, 2009	973	969
Additional paid in capital	1,121,460	1,119,005
Retained earnings (deficit)	(6,079)	(8,949)
Cumulative dividends	(412,938)	(397,527)
Accumulated other comprehensive loss	(2,981)	(2,981)
Total stockholders’ equity	876,685	886,767
Total liabilities and stockholders’ equity	$2,373,462	$2,513,530

The abbreviation VIEs above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

REVENUES
Room	$108,324	$101,754	$307,025	$299,651
Food and beverage	35,893	34,664	114,644	115,921
Other operating	12,847	12,856	37,168	38,268
Revenues of operations held for non-sale disposition	20,646	20,790	60,638	63,712
Total revenues	177,710	170,064	519,475	517,552

OPERATING EXPENSES
Room	27,542	25,873	78,343	74,316
Food and beverage	28,544	27,215	85,327	85,637
Other operating	6,658	6,600	19,775	19,934
Advertising and promotion	8,012	7,070	23,397	23,344
Repairs and maintenance	6,660	6,402	19,737	19,703
Utilities	6,793	6,280	18,152	18,428
Franchise costs	5,727	5,283	15,878	15,082
Property tax, ground lease and insurance	11,045	10,863	32,015	30,918
Property general and administrative	18,673	17,232	54,694	53,128
Corporate overhead	11,596	4,334	21,311	14,826
Depreciation and amortization	23,871	23,529	70,693	70,818
Operating expenses of operations held for non-sale disposition	17,787	19,098	53,737	58,358
Property and goodwill impairment losses	—	2,209	1,943	30,852
Goodwill impairment losses of operations held for non-sale disposition	—	—	—	3,007
Total operating expenses	172,908	161,988	495,002	518,351

Operating income (loss)	4,802	8,076	24,473	(799)
Equity in earnings (losses) of unconsolidated joint ventures	200	(515)	475	(2,616)
Interest income and other income (loss)	(276)	239	(6)	1,111
Interest expense	(16,671)	(18,190)	(53,727)	(57,703)
Interest expense of operations held for non-sale disposition	(4,875)	(2,880)	(15,272)	(8,667)
Gain (loss) on extinguishment of debt	—	(20)	—	54,559
Loss from continuing operations	(16,820)	(13,290)	(44,057)	(14,115)
Income (loss) from discontinued operations	40,473	(4,658)	46,927	(127,528)
NET INCOME (LOSS)	23,653	(17,948)	2,870	(141,643)

Dividends paid on unvested restricted stock compensation	—	—	—	(447)
Preferred stock dividends and accretion	(5,141)	(5,187)	(15,515)	(15,562)
Undistributed income allocated to unvested restricted stock compensation	(232)	—	—	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$18,280	$(23,135)	$(12,645)	$(157,652)

Basic per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.23)	$(0.25)	$(0.61)	$(0.48)
Income (loss) from discontinued operations	0.42	(0.06)	0.48	(2.05)
Basic income available (loss attributable) to common stockholders per common share	$0.19	$(0.31)	$(0.13)	$(2.53)

Diluted per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.23)	$(0.25)	$(0.61)	$(0.48)
Income (loss) from discontinued operations	0.42	(0.06)	0.48	(2.05)
Diluted income available (loss attributable) to common stockholders per common share	$0.19	$(0.31)	$(0.13)	$(2.53)

Weighted average common shares outstanding:
Basic	97,250	73,857	97,163	62,382
Diluted	97,612	73,857	97,163	62,382
Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

								Accumulated
	Preferred Stock		Common Stock		Additional			Other
	Number of		Number of		Paid in	Retained	Cumulative	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Dividends	Loss	Total
Balance at December 31, 2009	7,050,000	$176,250	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$886,767
Vesting of restricted common stock (unaudited)			371,585	4	2,559				2,563
Series A preferred dividends and dividends payable at $1.50 per share year to date (unaudited)							(10,575)		(10,575)
Series C preferred dividends and dividends payable at $1.179 per share year to date (unaudited)							(4,836)		(4,836)
Accretion of discount on Series C preferred stock (unaudited)					(104)				(104)
Net income and comprehensive income (unaudited)						2,870			2,870
Balance at September 30, 2010 (unaudited)	7,050,000	$176,250	97,275,660	$973	$1,121,460	$(6,079)	$(412,938)	$(2,981)	$876,685

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,870	$(141,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	78	236
Loss on sale of other assets	383	12,698
Gain on extinguishment of debt	(47,220)	(54,559)
Depreciation	75,446	85,186
Amortization of franchise fees and other intangibles	386	317
Amortization and write-off of deferred financing fees	3,084	1,928
Amortization of loan discounts	743	1,576
Amortization of deferred stock compensation	2,405	3,286
Property and goodwill impairment losses	1,943	137,866
Equity in (earnings) losses of unconsolidated joint ventures	(475)	2,616
Changes in operating assets and liabilities:
Restricted cash	(33,977)	(3,104)
Accounts receivable	2,846	10,092
Due from affiliates	25	30
Inventories	43	423
Prepaid expenses and other assets	(7,869)	581
Accounts payable and other liabilities	22,308	2,768
Accrued payroll and employee benefits	1,488	59
Due to Third Party Managers	(1,111)	(2,623)
Discontinued operations	584	(706)
Operations held for non-sale disposition	(20,152)	(3,833)
Net cash provided by operating activities	3,828	53,194

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	61	64,052
Cash received from unconsolidated joint ventures	600	250
Restricted cash — replacement reserve	(1,335)	(2,376)
Acquisitions of notes receivable	(3,700)	—
Acquisitions of hotel properties	(117,604)	—
Renovations and additions to hotel properties and other real estate	(31,443)	(33,487)
Net cash (used in) provided by investing activities	(153,421)	28,439

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	—	103,500
Payment of common stock offering costs	—	(4,802)
Proceeds from notes payable	—	60,000
Payments on notes payable and related costs	(117,158)	(71,237)
Payments for repurchases of notes payable and related costs	—	(117,397)
Payments of deferred financing costs	(4)	(3,158)
Dividends paid	(15,411)	(22,774)
Net cash used in financing activities	(132,573)	(55,868)
Net (decrease) increase in cash and cash equivalents	(282,166)	25,765
Cash and cash equivalents, beginning of period	353,255	176,102
Cash and cash equivalents, end of period	$71,089	$201,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$49,547	$71,682

NONCASH INVESTING ACTIVITY
Deconsolidation of assets of hotel placed into receivership	$18,374	$—
Deconsolidation of liabilities of hotel placed into receivership	$26,854	$—
Amortization of deferred stock compensation — construction activities	$137	$157
Amortization of deferred stock compensation — unconsolidated joint venture	$21	$28

NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$—	$29,056
Dividends payable	$5,137	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2010, the Company owned 39 hotels. Pursuant to a secured debt restructuring program initiated by the Company in 2009 which was aimed at reducing leverage and minimizing risk associated with individual hotels (the “2009 secured debt restructuring program”), the Company is currently in the process of transferring ownership and control of eight (the “Mass Mutual eight”) of its 39 hotels to a lender in satisfaction of a non-recourse mortgage (see Footnote 17), leaving 31 hotels (the “31 hotels”) currently held for investment. The Company has reclassified the assets, liabilities and operating results of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and cash flows. The Renaissance Westchester, which was transferred to a receiver pursuant to the 2009 secured debt restructuring program, was reacquired by the Company on June 14, 2010. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations.

As of September 30, 2010, the Company’s third party managers included Interstate Hotels & Reports, Inc. (“IHR”), manager of 13 of the Company’s 39 hotels, Sunstone Hotel Properties, Inc., a division of Interstate Hotels & Resorts, Inc. (“Interstate SHP”), manager of seven of the Company’s 39 hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 39 hotels; and Davidson Hotel Company (“Davidson”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), GF Management (“GF”), Hilton Worldwide (“Hilton”), Hyatt Corporation (“Hyatt”) and Sage Hospitality Resources (“Sage”), each managers of one of the Company’s 39 hotels.  In addition to its wholly owned hotels, the Company has a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Certain prior year amounts have been reclassified in the consolidated financial statements in order to conform to the current year presentation, including reclassifications due to the finalization of a restructuring agreement with Mass Mutual in April 2010 regarding the Mass Mutual eight hotels along with three additional hotels that secured this non-recourse mortgage.

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

Fair Value of Financial Instruments

As of September 30, 2010 and December 31, 2009, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

The Company currently pays the premiums for a $5.0 million split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 2 measurements at $1.8 million as of both September 30, 2010 and December 31, 2009. These amounts are included in other assets, net in the accompanying balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 2 measurements at $1.8 million as of both September 30, 2010 and December 31, 2009. These amounts are included in accrued payroll and employee benefits in the accompanying balance sheets.

The Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In June 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the possible sale of this property. When indicators of impairment existed in 2009 and the undiscounted cash flows were less than the carrying value of the asset, the Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and nine months ended September 30, 2010, the Company did not identify any properties with indicators of goodwill impairment. When indicators of goodwill impairment existed in 2009 and the discounted cash flows were less than the carrying value of the reporting unit, the Company used discount rates ranging between 13.0% and 13.8% in its 2009 analyses, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of September 30, 2010 and December 31, 2009, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt, including the debt secured by the Mass Mutual eight hotels, totaled $1.3 billion and $1.4 billion as of September 30, 2010 and December 31, 2009, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 6.0% and 9.6%, the Company estimates that the fair market value of its debt totaled $1.3 billion and $1.2 billion as of September 30, 2010 and December 31, 2009, respectively.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment in hotel properties, net	$—	$—	$—	$25,488
Investment in hotel properties of discontinued operations, net	—	—	—	104,007
Other real estate, net	—	—	1,943	—
Goodwill	—	2,209	—	3,948
Other current assets of operations held for non-sale disposition, net (1)	—	—	—	3,007
Other assets, net	—	—	—	1,416
Total Level 3 measurement impairment losses included in earnings	$—	$2,209	$1,943	$137,866

(1)         Includes goodwill impairment losses recorded on operations held for non-sale disposition.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

	Total	Fair Value Measurements at Reporting Date
	September 30, 2010	Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Life insurance policy	$1,796	$—	$1,796	$—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174
Total assets	$7,643	$—	$1,796	$5,847

Liabilities:
Retirement benefit agreement	$1,796	$—	$1,796	$—
Total liabilities	$1,796	$—	$1,796	$—

	Total	Fair Value Measurements at Reporting Date
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in hotel properties of operations held for non-sale disposition, net (2)	$69,272	$—	$—	$69,272
Life insurance policy	1,814	—	1,814	—
Goodwill	4,673	—	—	4,673
Goodwill of operations held for non-sale disposition (1)	1,174	—	—	1,174
Total assets	$76,933	$—	$1,814	$75,119

Liabilities:
Retirement benefit agreement	$1,814	$—	$1,814	$—
Total liabilities	$1,814	$—	$1,814	$—

(1)     Goodwill of operations held for non-sale disposition is included in other current assets of operations held for non-sale disposition, net.

(2)     Includes the six hotel properties that were impaired and recorded at fair value as of December 31, 2009.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both September 30, 2010 and December 31, 2009 includes an allowance for doubtful accounts of $0.1 million, all of which is included in continuing operations. At September 30, 2010 and December 31, 2009, the Company had approximately $0.6 million and $2.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either September 30, 2010 or December 31, 2009 as all amounts have been deemed to be collectible.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and are amortized to interest expense over the terms of the related debt. Upon repayment or refinancing of the underlying debt, any related unamortized deferred financing fee is charged to interest expense. Upon any loan modification, any related unamortized deferred financing fee is amortized over the remaining terms of the modified loan. Unamortized deferred financing fees written off and charged to interest expense due to the repayment or modification of the underlying debt totaled zero and $1.6 million for the three and nine months ended September 30, 2010, respectively. During the first quarter of 2010, the Company wrote-off $1.5 million in deferred financing fees related to the termination of its credit facility, and during the second quarter of 2010 the Company wrote off $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan. During the three and nine months ended September 30, 2009, the Company wrote off zero and $0.3 million, respectively, in deferred financing fees associated with the amendment of its credit facility during the second quarter 2009.

Total amortization and write-off of deferred financing fees for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment:
Amortization of deferred financing fees	$303	$582	$1,102	$1,217
Write-off of deferred financing fees	—	—	1,585	284
Total deferred financing fees — operations held for investment	303	582	2,687	1,501
Operations held for non-sale disposition:
Amortization of deferred financing fees	131	131	395	395
Discontinued operations:
Amortization of deferred financing fees	—	11	2	32
Total amortization and write-off of deferred financing fees	$434	$724	$3,084	$1,928

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended September 30, 2010 and 2009, undistributed earnings representing nonforfeitable dividends of $0.2 million and zero, respectively, were allocated to the participating securities. For the nine months ended September 30, 2010 and 2009, distributed earnings representing nonforfeitable dividends of zero and $0.4 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$23,653	$(17,948)	$2,870	$(141,643)
Less dividends paid on unvested restricted stock compensation	—	—	—	(447)
Less preferred stock dividends and accretion	(5,141)	(5,187)	(15,515)	(15,562)
Less undistributed income allocated to unvested restricted stock compensation	(232)	—	—	—
Numerator for basic and diluted income available (loss attributable) to common stockholders	$18,280	$(23,135)	$(12,645)	$(157,652)

Denominator:
Weighted average basic common shares outstanding	97,250	73,857	97,163	62,382
Unvested restricted stock awards	362	—	—	—
Weighted average diluted common shares outstanding	97,612	73,857	97,163	62,382
Basic income available (loss attributable) to common stockholders per common share	$0.19	$(0.31)	$(0.13)	$(2.53)
Diluted income available (loss attributable) to common stockholders per common share	$0.19	$(0.31)	$(0.13)	$(2.53)

Shares associated with the Company’s long-term incentive plan have been excluded from the above calculation of earnings per share for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 as their inclusion would have been anti-dilutive. The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options and unvested restricted stock units have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2010 and 2009, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in two segments, operations held for investment and operations held for non-sale disposition.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Land	$274,591	$233,812
Buildings and improvements	1,958,697	1,848,435
Furniture, fixtures and equipment	254,893	243,415
Intangibles	34,454	34,081
Franchise fees	983	1,133
Construction in process	17,734	6,182
	2,541,352	2,367,058
Accumulated depreciation and amortization	(513,270)	(443,666)
	$2,028,082	$1,923,392

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

On August 16, 2010, the Company acquired the Royal Palm hotel in Miami Beach, Florida at a foreclosure auction for a gross purchase price of $126.1 million excluding transaction costs. Prior to the auction, the Company purchased a portion of the hotel’s outstanding debt at a discount to par resulting in an economic net purchase price of approximately $117.6 million, excluding transaction costs. On August 27, 2010, title to the hotel was transferred to the Company. The results of operations for the Royal Palm Miami Beach have been included in the Company’s statement of operations from the title transfer date of August 27, 2010 through the third quarter ended September 30, 2010.

The following unaudited pro forma results of operations reflect the Company’s results as if the reacquisition of the Renaissance Westchester and the acquisition of the Royal Palm Miami Beach had occurred on January 1, 2009. In the Company’s opinion, all significant adjustments necessary to reflect the effects of these transactions have been made (in thousands, except per share data):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$179,790	$177,175	$539,833	$543,281
Loss attributable to common stockholders from continuing operations	$(17,939)	$(14,778)	$(44,762)	$(15,919)
Loss per diluted share attributable to common stockholders from continuing operations	$(0.23)	$(0.27)	$(0.62)	$(0.52)

Pursuant to its 2009 secured debt restructuring program, the Company finalized a restructuring agreement in April 2010 with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels comprised of 2,587 rooms. As part of this agreement, the Company agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels include the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites Rochester and the 203-room Marriott Rochester. Also pursuant to this agreement, the Company expects to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. The Mass Mutual eight hotels include the following: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Pending the completion of the deed back or appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon the completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated (see Footnote 17).

As of September 30, 2010 and December 31, 2009, the assets and liabilities of operations held for non-sale disposition associated with the Mass Mutual eight hotels consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,016	$5,864
Restricted cash	5,137	4,683
Accounts receivable, net	1,732	1,137
Inventories	234	245
Prepaid expenses	265	208
Deferred financing fees, net	307	702
Goodwill	1,174	1,174
Other assets, net	292	127
Other current assets of operations held for non-sale disposition, net	35,157	14,140
Investment in hotel properties, net	98,239	102,343
Total assets	$133,396	$116,483

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$986	$989
Due to Third Party Managers	1,325	1,148
Other current liabilities	23,801	4,192
Other liabilities	39	35
Other current liabilities of operations held for non-sale disposition	26,151	6,364
Notes payable	162,972	184,121
Total liabilities	$189,123	$190,485

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

In September 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $25.5 million non-recourse mortgage secured by the 299-room Marriott Ontario Airport. In March 2010, a stipulation for the appointment of a receiver for the entity that owns the Marriott Ontario Airport was filed in the California Superior Court, County of San Bernardino, and the Company transferred possession and control of the Marriott Ontario Airport to the receiver, who operated the property for the benefit of the lender of the non-recourse loan until the hotel was sold by the receiver in August 2010, and title to the hotel was transferred to the hotel’s new owner. In conjunction with the receiver’s sale of the hotel, the Company removed the net assets and liabilities from its 2010 balance sheet and recorded a gain on extinguishment of debt of $5.1 million in the third quarter of 2010. The Company reclassified the Marriott Ontario Airport’s results of operations and cash flows for the three months ended March 31, 2010, as well as any expenses incurred as owner of the property for the nine months ended September 30, 2010, along with the hotel’s results of operations for the three and nine months ended September 30, 2009 to discontinued operations on its statements of operations and cash flows.

In June 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $65.0 million non-recourse mortgage secured by the 258-room W San Diego. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who operated the property for the benefit of the lender of the non-recourse loan until the deed back was completed in July 2010, and title to the hotel was transferred to the lender. In conjunction with the deed back of the hotel, the Company removed the net assets and liabilities from its 2010 balance sheet and recorded a gain on extinguishment of debt of $35.4 million in the third quarter 2010. The Company has reclassified the W San Diego’s results of operations and cash flows for the three and nine months ended September 30, 2009 to discontinued operations on its statements of operations and cash flows.

In addition to the deed backs noted above, the Company sold the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. The following sets forth the discontinued operations for the three and nine months ended September 30, 2010 and 2009, related to the three hotel properties sold during 2009, as well as the two hotel properties deeded back in 2010 and the Renaissance Westchester held in receivership until its reacquisition by the Company in June 2010 (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$11,259	$1,842	$44,889
Operating expenses	—	(10,340)	(1,736)	(40,550)
Interest expense	—	(4,846)	(275)	(8,306)
Depreciation and amortization expense	—	(749)	(124)	(6,502)
Property and goodwill impairment losses	—	—	—	(104,007)
Gain on extinguishment of debt	40,473	—	47,220	—
Gain (loss) on sale of hotels	—	18	—	(13,052)
Income (loss) from discontinued operations	$40,473	$(4,658)	$46,927	$(127,528)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Land	$2,768	$3,824
Buildings and improvements	9,296	10,179
Furniture, fixtures and equipment	6,497	6,058
Construction in process	—	27
	18,561	20,088
Accumulated depreciation	(6,849)	(6,232)
	11,712	13,856
Land held for investment	188	188
	$11,900	$14,044

In June 2010, the Company recorded an impairment loss of $1.9 million on an office building and land adjacent to one of its hotels in anticipation of a possible sale.

As of September 30, 2010, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. In April 2010, the Company purchased a $30.0 million, 8.5% mezzanine loan maturing in January 2017 for $3.45 million. The mezzanine loan is secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture, and is included in other assets, net on the Company’s balance sheets (see Footnote 8).  The Company accounts for both of these ownership interests using the equity method. The Company’s accounting policies are consistent with those of the unconsolidated joint ventures.

As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation — Stock Compensation Topic and the Equity Topic of the FASB ASC. The Company recognized stock-based compensation expense for BuyEfficient for the three and nine months ended September 30, 2010 and 2009, all of which was included in equity in earnings (losses) of unconsolidated joint ventures, as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation expense	$7	$20	$33	$44

The Company received $0.3 million in distributions from its BuyEfficient joint venture during both the three months ended September 30, 2010 and 2009, and $0.6 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the members’ equity in the joint venture to a deficit.  The Company has no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge effectively reduced the value of the Company’s 38% interest in the partnership to zero. Although the Doubletree Guest Suites Times Square joint venture earned income of $0.5 million and $0.1 million during the three and nine months ended September 30, 2010, respectively, the Company did not recognize any portion of this income as the value of its interest in the partnership was reduced to zero at December 31, 2009. The Company will not recognize any future income from this joint venture until its share of such earnings exceeds its share of cumulative losses in excess of the zero book value of its 38% interest in the joint venture.

Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to other investors in this joint venture.  The annual dividend accrual rates, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, are currently 8.5%, and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions made by the joint venture. The Company received no distributions during either the three or nine months ended September 30, 2010 or 2009.

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

As of September 30, 2010 and December 31, 2009, goodwill consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Beginning balance	$4,673	$8,621
Goodwill impairment loss — operations held for investment	—	(3,948)
Ending balance	$4,673	$4,673

8. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Property and equipment, net	$1,819	$1,125
Deposits	2,358	—
Other receivables	7,535	2,567
Other	2,425	2,526
	$14,137	$6,218

In September 2010, the Company paid a good faith deposit of $2.4 million related to the expected refinancing of the $81.0 million mortgage on its Hilton Times Square, which is scheduled to mature in December 2010. Once the refinance has been completed, a portion of this deposit will be refunded to the Company and a portion will be applied to deferred financing fees and amortized over the life of the loan (see Footnote 17).

Prior to its acquisition of the Royal Palm Miami Beach in August 2010, the Company purchased a portion of the hotel’s debt with a principal amount of $17.1 million for $3.0 million. In conjunction with the purchase of the hotel, the Company received $5.4 million, net of related costs, as a partial payment of this debt, and will receive an additional $3.1 million no later than February 2012. The Company has included the additional $3.1 million receivable in other assets.

In April 2010, the Company purchased two hotel loans for $3.7 million that have a combined principal amount of $32.5 million. The loans include (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) a $2.5 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. None of the debt on the Doubletree Guest Suites Times Square is in default, however interest payments on the mezzanine loan are currently being deferred in accordance with the provisions of the loan. The subordinate note secured by the Twelve Atlantic Station is currently in default. The Company will account for both loans using the cost recovery method until such time as the expected cash flows from the loans are reasonably probable and estimable. No amounts were received for either note during the three and nine months ended September 30, 2010.

In 2006, the Company sold 13 hotels for gross proceeds of $144.1 million. As a condition of the transaction, the Company currently holds a promissory note from the buyer of the 13 hotels (the “Buyer”) for $5.6 million, with interest accruing at 8% per annum. The note is interest only and is secured by an equity pledge in the Buyer’s legal investment entity. In December 2009, the Company received notice that the Buyer requested a loan modification from the Senior Note Lender, indicating that the Company’s $5.6 million mezzanine loan along with the accrued interest may not be collectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net in December 2009, which reserved both the discounted note and the related interest receivable in full at December 31, 2009. The Company suspended recording interest receivable on the note, and any amounts received from the Buyer in the future will be applied first towards the principal amount of the note. During the three and nine months ended September 30, 2010, the Company received zero and $0.1 million, respectively, from the Buyer and applied these receipts towards the principal amount of the note as recoveries of bad debt which were included in corporate overhead.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.98% to 9.88%; maturing at dates ranging from December 2010 through May 2021. The notes are collateralized by first deeds of trust on 27 hotel properties and one laundry facility at September 30, 2010, and 30 hotel properties and one laundry facility at December 31, 2009.	$1,237,489	$1,328,611

Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,299,989	1,391,111
Less: discount on Senior Notes	(2,450)	(3,193)
	1,297,539	1,387,918
Less: notes payable of operations held for non-sale disposition	(162,972)	(184,121)
Less: current portion	(94,810)	(153,778)
	$1,039,757	$1,050,019

The Company’s 2009 secured debt restructuring program was initiated to address cash flow and value deficits among certain of its hotels securing non-recourse mortgage debt. The status of the final four loans included in the 2009 secured debt restructuring program is discussed further below.

W San Diego. On July 2, 2010, the Company completed its previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company recorded a $35.4 million gain on extinguishment of this debt, which is included in discontinued operations, and the net assets and liabilities were removed from its 2010 balance sheet.

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

Marriott Ontario Airport. On August 12, 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the hotel’s new owner. The Company recorded a $5.1 million gain on extinguishment of this debt, which is included in discontinued operations, and the net assets and liabilities were removed from its 2010 balance sheet.

Massachusetts Mutual Life Insurance Company. In April 2010, the Company finalized an agreement with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels comprised of 2,587 rooms. As part of the agreement, the Company agreed to pay down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. Also pursuant to this agreement, the Company expects to complete the deed back of the Mass Mutual eight hotels in satisfaction of the remaining $163.0 million loan balance during 2010. Pending the completion of the deed back or appointment of a receiver, the Company has reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on its balance sheets, statements of operations and statements of cash flows. Upon completion of the deed back or appointment of a receiver, the assets and liabilities associated with the Mass Mutual eight will be deconsolidated (see Footnote 17).

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment:
Interest expense	$16,116	$17,371	$49,239	$54,626
Interest expense — default rate (1)	—	—	884	—
Accretion of Senior Notes	252	237	743	1,576
Amortization of deferred financing fees	303	582	1,102	1,217
Write-off of deferred financing fees	—	—	1,585	284
Loan penalties and fees (2)	—	—	174	—
	$16,671	$18,190	$53,727	$57,703

Operations held for non-sale disposition:
Interest expense	$2,424	$2,749	$7,606	$8,272
Interest expense — default rate (1)	2,038	—	6,392	—
Amortization of deferred financing fees	131	131	395	395
Loan penalties and fees (2)	282	—	879	—
	$4,875	$2,880	$15,272	$8,667

(1)  Interest expense — default rate for the three and nine months ended September 30, 2010 was incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company is required to record such interest, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such interest. The Company will reverse this accrual and record a gain on the forgiveness of this interest once the deed back of the Mass Mutual eight is complete, and the debt is extinguished (see Footnote 17).

(2)  Due to the Company’s elective default on the Mass Mutual loan pursuant to its 2009 secured debt restructuring program, operations held for investment includes loan penalties and fees of zero and $135,000 for the three and nine months ended September 30, 2010, respectively, and operations held for non-sale disposition includes loan penalties and fees of $0.3 million and $0.9 million for the three and nine months ended September 30, 2010. While the Company is required to record such loan penalties and fees, as the Mass Mutual loan is non-recourse to the Company, the Company does not expect to actually fund such fees. The Company will reverse these accruals and record a gain on the forgiveness of these penalties and fees once the deed back of the Mass Mutual eight is completed, and the debt is extinguished (see Footnote 17). An additional $39,000 in loan penalties and fees for operations held for investment was incurred during the three months ended March 31, 2010 due to the termination of the Company’s credit facility.

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. As of July 8, 2010, the Series C preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following:  (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. The Company does not currently expect to incur a financial ratio violation. Should operations deteriorate from current levels, however, the Company may fail to meet its financial ratios with respect to its Series C preferred stock for four consecutive quarters, which would cause the Company to incur a financial ratio violation. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At September 30, 2010 and December 31, 2009, the Series C preferred stock carrying value consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	1,000	896
	$100,000	$99,896

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of September 30, 2010, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

In October 2009, the Company issued 23,000,000 shares of its common stock, including the underwriters’ over-allotment of 3,000,000 shares, for net proceeds of approximately $158.4 million. The Company used a portion of the net proceeds from this equity offering for working capital and other general corporate purposes, as well as the reacquisition of the Renaissance Westchester in June 2010 and the acquisition of the Royal Palm Miami Beach in August 2010.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. The Company’s compensation expense and forfeiture expense adjustments related to these restricted shares and restricted share units for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense	$1,138	$1,540	$3,464	$4,736
Forfeiture expense adjustments	$—	$10	$79	$32

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

13. Segment Reporting

The Company’s operations are organized into two segments, operations held for investment and operations held for non-sale disposition. Operations held for investment currently includes 31 hotels and two commercial laundry facilities. Operations held for non-sale disposition currently includes the Mass Mutual eight hotels.

Non-segment operations include corporate overhead, earnings (losses) on unconsolidated joint ventures, interest income and other income (loss) and discontinued operations. Non-segment assets primarily consist of corporate assets, including cash, restricted cash, due from affiliates, prepaid expenses, investment in unconsolidated joint ventures, deferred financing costs and office equipment, which is included in other assets, net.

Summary information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Operations held for investment	$157,064	$149,274	$458,837	$453,840
Operations held for non-sale disposition	20,646	20,790	60,638	63,712
Total revenues	$177,710	$170,064	$519,475	$517,552

Property and goodwill impairment losses:
Operations held for investment	$—	$2,209	$1,943	$30,852
Operations held for non-sale disposition	—	—	—	3,007
Non-segment	—	—	—	104,007
Total property and goodwill impairment losses	$—	$2,209	$1,943	$137,866

Adjusted EBITDA: (1)
Operations held for investment	$37,410	$36,456	$111,519	$113,350
Operations held for non-sale disposition	4,415	4,440	11,694	13,536
Non-segment	(2,886)	(751)	(9,953)	(3,048)
Adjusted EBITDA	$38,939	$40,145	$113,260	$123,838

Reconciliation of Adjusted EBITDA to Net Income (Loss):
Adjusted EBITDA	$38,939	$40,145	$113,260	$123,838
Depreciation and amortization	(25,436)	(28,333)	(75,646)	(89,363)
Amortization of lease intangibles	(76)	—	(226)	—
Interest expense	(18,540)	(22,500)	(57,070)	(70,065)
Interest expense — default rate	(2,038)	—	(7,276)	—
Amortization of deferred financing fees	(434)	(769)	(1,499)	(1,781)
Write-off of deferred financing fees	—	—	(1,585)	(284)
Loan penalties and fees	(282)	(3,093)	(1,101)	(3,093)
Non-cash interest related to discount on Senior Notes	(252)	(237)	(743)	(1,576)
Amortization of deferred stock compensation	(761)	(950)	(2,426)	(3,314)
Gain (loss) on sale of assets	(383)	18	(383)	(12,698)
Gain (loss) on extinguishment of debt	40,473	(20)	47,220	54,559
Property and goodwill impairment losses	—	(2,209)	(1,943)	(137,866)
Closing costs — Royal Palm Miami Beach acquisition	(6,619)	—	(6,774)	—
Due diligence costs — abandoned project	(938)	—	(938)	—
Net income (loss)	$23,653	$(17,948)	$2,870	$(141,643)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Operations held for investment	$2,145,454	$2,023,561
Operations held for non-sale disposition	133,396	116,483
Non-segment	94,612	373,486
Total assets	$2,373,462	$2,513,530

(1)          Adjusted EBITDA is a non-GAAP financial measure used to evaluate the operating performance of the Company’s segments. The Company defines Adjusted EBITDA for both of its segments as net income (loss) excluding depreciation and amortization, amortization of lease intangibles, interest expense, amortization of deferred financing fees, any write-offs of deferred financing fees, loan penalties and fees, amortization of deferred stock compensation, gain (loss) on sale of assets or extinguishment of debt, property and goodwill impairment losses and any other identified adjustments. Non-segment Adjusted EBITDA is defined by the Company as net income (loss) excluding adjustments for its unconsolidated joint ventures and discontinued operations related to depreciation and amortization, interest expense, amortization of deferred financing fees, loan penalties and fees, amortization of deferred stock compensation, gain (loss) on sale of assets or extinguishment of debt, and property and goodwill impairment losses. The Company believes Adjusted EBITDA is useful to investors in evaluating its operating performance because these measures help investors evaluate and compare the results of its operations from period to period by removing the impact of the Company’s capital structure (primarily interest expense) and the Company’s asset base (primarily depreciation and amortization) from its operating results. The Company also uses Adjusted EBITDA as a measure in determining the value of hotel acquisitions and dispositions. The Company cautions investors that amounts presented in accordance with its definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate non-GAAP measures in the same manner. Adjusted EBITDA should not be considered as an alternative measure of the Company’s net income (loss), operating performance, cash flow or liquidity. Adjusted EBITDA may include funds that may not be available for the Company’s discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although the Company believes that Adjusted EBITDA can enhance an investor’s understanding of the Company’s results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm the Company’s cash flow.

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and nine months ended September 30, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — property general and administrative expense	$3,886	$3,666	$11,405	$11,265
Operating expenses of operations held for non-sale disposition	461	462	1,365	1,435
Discontinued operations	—	321	37	1,204
	$4,347	$4,449	$12,807	$13,904

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third party managers incentive management fees. Total incentive management fees incurred by the Company were $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, all of which were included in property general and administrative expense. Total incentive management fees incurred by the Company were $2.0 million for both the nine months ended September 30, 2010 and 2009, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during both the three months ended September 30, 2010 and 2009 were $7.2 million, of which royalties totaled $2.6 million for both the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, total license and franchise costs incurred by the Company were $20.1 million and $21.5 million, respectively, of which royalties totaled $7.3 million and $8.1 million, respectively. The remaining costs included advertising, reservation and frequent guest program assessments. Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2010 and 2009 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — franchise costs	$5,727	$5,283	$15,878	$15,082
Operating expenses of operations held for non-sale disposition	1,465	1,457	4,069	4,167
Discontinued operations	—	479	130	2,289
	$7,192	$7,219	$20,077	$21,538

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. During the third quarter of 2010, the Company paid $3.4 million in franchise termination fees for the Marriott Ontario Airport as this hotel’s franchise agreement was terminated in connection with the receiver’s sale of the hotel. The $3.4 million is included in discontinued operations in the Company’s statement of operations. Currently, seven of the hotels included in the Mass Mutual eight may be in default under their respective franchise agreements as a result of the Company’s 2009 secured debt restructuring program. If the franchise agreements on the seven hotels were to be terminated due to franchisee default(s) thereunder, the Company may be liable for up to $21.5 million in termination fees.

Renovation and Construction Commitments

At September 30, 2010, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotels aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2010 totaled $28.4 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and nine months ended September 30, 2010 and 2009 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations held for investment — property tax, ground lease and insurance (1)	$1,481	$1,193	$3,966	$3,481
Operating expenses of operations held for non-sale disposition (2)	142	158	432	485
	$1,623	$1,351	$4,398	$3,966

(1)  Operations held for investment includes ground leases for six of the Company’s hotels currently held for investment. Beginning in 2010, ground lease expense also includes amortization of lease intangibles on the easements at two of the Company’s hotels currently held for investment.

(2)  Operations held for non-sale disposition includes ground leases for two hotels included in the Mass Mutual eight hotels.

Rent expense incurred pursuant to the lease on the corporate facility totaled $32,000 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.3 million for both the nine months ended September 30, 2010 and 2009, and was included in corporate overhead expense.

Concentration of Risk

As of September 30, 2010, nine of the 31 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 25% of the Company’s rooms and approximately 26% of the revenue generated by the Company’s 31 hotels during the nine months ended September 30, 2010. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

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

At September 30, 2010, the Company had $2.4 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through September 30, 2010.

15. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2010 and December 31, 2009, amounts owed to the Company by its affiliates amounted to $37,000 and $62,000, respectively, and are included in due from affiliates in the accompanying balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. Richard Alter remains an employee with GTS. The Company paid GTS nominal amounts in 2010 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

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

Upon adoption of ASU No. 2009-17, the Company evaluated its variable interests, including the management agreements it has with its third party hotel managers and its interest in the Doubletree Guest Suites Times Square joint venture, to determine whether or not these variable interests are VIEs. The Company’s analysis included both quantitative and qualitative reviews. In arriving at the VIE determination for its third party management agreements, the Company followed the guidance in ASC 810-10-55-37, “Fees Paid to Decision Makers or Service Providers,” which states that fees paid to a legal entity’s decision makers or service providers are not variable interests if six conditions are met: 1) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; 2) substantially all of the fees are at or above the same level of seniority as other operating liabilities of the VIE that arise in the normal course of the VIE’s activities, such as trade payables; 3) the decision maker or service provider does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns; 4) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; 5) the total amount of anticipated fees are insignificant relative to the total amount of the VIE’s anticipated economic performance; and 6) the anticipated fees are expected to absorb an insignificant amount of the variability associated with the VIE’s anticipated economic performance, which includes any carried interests, promotes or incentive fees. Based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreements for all but three of its hotels are not variable interest entities. The three hotels do not meet conditions (5) and (6) as each of the three hotel’s incentive management fees are significant relative to the total amount of each hotel’s economic performance, and these fees are expected to absorb a significant amount of the variability associated with each hotel’s anticipated economic performance. The Company has determined that it is the primary beneficiary of these three VIEs because it has the power to direct the activities that most significantly impact the hotels’ economic performance, such as developing budgets and renovation programs as well as making the decision to sell the hotels, and it is obligated to absorb the losses or to receive the benefits from the hotels that could potentially be significant to the hotels. The Company has, therefore, consolidated these three VIEs.

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

17. Subsequent Events

On November 1, 2010, the Company completed its previously announced deed back of the Mass Mutual eight hotels and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents.  There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated.  Additionally, the Company made certain customary representations and warranties, all of which survive the closing for a period of six (6) months; the maximum aggregate liability for the Company in connection with a breach of any representations or warranties is $500,000.  Additionally, seven of the Mass Mutual hotels are subject to franchise agreements which contain corporate guaranties.  If the franchise agreements on the seven hotels were to be terminated, the Company may be liable for up to $21.5 million in termination fees.  The Company will record a gain on extinguishment of debt to discontinued operations in the fourth quarter of 2010. A portion of this gain will be deferred until all significant contingencies are resolved, and the net remaining assets and liabilities will be removed from its balance sheet.

On November 1, 2010, the Company entered into a new $150.0 million senior corporate credit facility. The interest rate for the facility ranges from 325 to 425 basis points over LIBOR, depending on the overall leverage of the Company. The initial term of the facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the facility may be increased to up to $250.0 million.  The facility contains customary events of default relating to payments and breaches of representations and warranties.  The Company expects to have full funds availability upon the delivery of certain post closing items during the fourth quarter, 2010.

On November 1, 2010, the Company entered into a new $92.5 million non-recourse mortgage (“Mortgage”) on its Hilton Times Square. The Mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the Mortgage were used in part to repay the maturing $81.0 million mortgage, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The Mortgage contains customary events of default relating to payments and breaches of representations and warranties.

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

•                  the ground or air leases for six of our 31 hotels;

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

We own primarily upper upscale hotels in the United States. As of September 30, 2010, we owned 31 hotels held for investment (the “31 hotels”), and we  owned eight additional hotels until they were deeded back to the lender on November 1, 2010 pursuant to our 2009 secured debt restructuring program. These eight hotels are included in operations held for non-sale disposition. The eight hotels secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight”), and include: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Three additional hotels which previously secured the Mass Mutual loan (Courtyard by Marriott Los Angeles Airport, Kahler Inn & Suites Rochester and Marriott Rochester) were released in April 2010 following our payment of an $83.0 million release price. In addition, the Renaissance Westchester was included in our 2009 secured debt restructuring program and held in receivership until we reacquired the hotel for $26.0 million, including related costs, in June 2010. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver; whereas operating results from the date we reacquired the hotel, June 14, 2010, forward are included in continuing operations. The Renaissance Westchester, along with the three hotels released from the Mass Mutual loan, are included in the 31 hotels. Of the 31 hotels, we classify 29 as upscale or upper upscale, one as luxury and one as mid-scale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, we own a 38% equity interest in a joint venture that owns one hotel, and we own certain other non-hotel investments. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from travelers who prefer non-branded hotels that focus on highly customized service standards.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 31 hotel portfolio average 378 rooms in size.

The demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle, and we seek to employ a cycle-appropriate portfolio management strategy. During the recovery and growth phases of the lodging cycle, our strategy emphasizes active investment, both in terms of acquisitions of new hotels and selective renovations of our existing portfolio, while also balancing our liquidity and leverage policies. During the mature phase of the lodging cycle, our strategy emphasizes net hotel dispositions, and during periods of cyclical declines, our strategy emphasizes capital preservation.

Through all phases of the lodging cycle, we seek to maximize the value of our portfolio through proactive asset management, which entails working closely with our third party hotel operators to develop plans and actions designed to enhance revenues, minimize operational expenses and maximize the appeal of our hotels to travelers.

During the first nine months of 2010, we began to see positive signs in terms of improving business and consumer sentiment, which may point to an impending economic recovery, setting the stage for a prolonged period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. Consistent with our cycle-appropriate strategy, we believe that acquiring hotels now may likely create long-term value, and we expect to deploy a portion of our cash balance in 2010 towards selective hotel acquisitions, including our acquisition of the Royal Palm Miami Beach in August 2010. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns, which depending on asset and market characteristics may result in our utilization of nationally recognized brands, or more focused, but lesser-known boutique brands. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our new $150.0 million senior corporate credit facility entered into on November 1, 2010.

The weighted average term to maturity of our debt, excluding debt on the Mass Mutual eight hotels, is approximately 6.4 years, and 100% of our debt is fixed rate with an average interest rate of 5.6%. Of our total debt, approximately $179.6 million matures over the next four years ($81.0 million in 2010, none in 2011, $33.4 million in 2012 and $65.2 million in 2013, assuming we repay our remaining Senior Notes balance of $62.5 million at the first put date in 2013). The $179.6 million does not include scheduled amortization payments, which total $2.4 million for the remainder of 2010, $13.5 million in 2011, $15.6 million in 2012, and $16.6 million in 2013. In addition, in April 2010, we made a partial payment of $83.0 million on the Mass Mutual mortgage loan to secure the release of three of the 11 hotels securing the loan, and in June 2010, we reacquired the Renaissance Westchester for $26.0 million, including related costs. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage secured by the hotel was cancelled. We recognized a gain of $6.7 million on the extinguishment of this debt, which is included in discontinued operations. In light of improving secured debt markets and our desire to maintain flexibility in our level of indebtedness, on November 1, 2010, we refinanced the $81.0 million mortgage due in December 2010, rather than use excess cash to repay the loan in full. The new $92.5 million non-recourse mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the new mortgage were used in part to repay the maturing $81.0 million mortgage, which bore an interest rate of 5.915%. We retained the excess proceeds for general corporate purposes. The new mortgage contains customary events of default relating to payments and breaches of representations and warranties.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 31 hotels held for investment at September 30, 2010 except the Royal Palm Miami Beach which is being repositioned beginning in 2010. Our Comparable Portfolio also includes operating results for the Renaissance Westchester for all of 2009, as well as the period in 2010 while it was held in receivership;

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

•                  Other operating revenues, which include ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties; and

•                  Revenues of operations held for non-sale disposition, which includes room revenues, food and beverage revenues, and other operating revenues for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels. In November 2009, we elected to cease the subsidization of debt service on the Mass Mutual non-recourse mortgage, as we believed that the values of the 11 hotels that secured this loan were, on a collective basis, significantly less than the principal amount of the mortgage. Prior to electing this default, we worked with the loan’s lender representative to amend the repayment terms, but we were unable to reach mutually acceptable amendment terms, other than as noted above with respect to the partial release of three of the hotels securing the Mass Mutual loan. We have reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows. On November 1, 2010, we conveyed the Mass Mutual eight hotels to the lender in lieu of repayment of the debt. We will record a gain on extinguishment of debt to discontinued operations in the fourth quarter of 2010; however a portion of this gain will be deferred until all significant contingencies are resolved.

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, professional fees, travel expenses and office rent;

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

•                  Property and goodwill impairment losses expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value and to write-off goodwill in association with our impairment evaluations; and

•                  Goodwill impairment losses of operations held for non-sale disposition, which includes the charges we have recognized to write-off goodwill in association with our impairment evaluations for those hotels which we intend to dispose of other than by sale. Currently, this category includes the Mass Mutual eight hotels.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Equity in earnings (losses) of unconsolidated joint ventures, which includes our portion of earnings or losses from our joint ventures;

•                  Interest income and other income (loss), which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any gains or losses we have recognized on sales of assets other than hotels;

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. As a result of the U.S. recession and the deterioration of the credit markets, the lodging cycle entered a decline phase in 2008. While Comparable Portfolio RevPAR declined by 6.3% in the first quarter of 2010 as compared to the same period in 2009, we are seeing positive signs of improving demand trends and Comparable Portfolio RevPAR increased by 6.8% in the second quarter of 2010 and 3.3% in the third quarter of 2010 as compared to the same periods in 2009. Consistent with prior trends, we anticipate that lodging demand will continue to improve as liquidity is restored in the credit markets and the U.S. economy begins to strengthen. Historically, periods of declining demand are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. Assuming the current U.S. recession ended in the later part of 2009, we expect hotel demand to begin to show year-over-year increases beginning in 2010 and 2011.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR, as increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result less EBITDA margin improvement.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, capitalizing on relaxed brand standards, such as reducing complimentary amenities, and selectively closing certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our hotel margins. Moreover, there are limits to how far our operators can reduce expenses without affecting the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended September 30, 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 31 hotels (11,722 rooms) as of September 30, 2010 and 29 hotels (10,966 rooms) as of September 30, 2009. In addition, operating results for operations held for non-sale disposition for both the three months ended September 30, 2010 and 2009 includes the Mass Mutual eight hotels. Income (loss) from discontinued operations for the three months ended September 30, 2010 includes the gain on extinguishment of debt for the W San Diego and Marriott Ontario Airport which were deeded back and sold, respectively, pursuant to our 2009 secured debt restructuring program. Income (loss) from discontinued operations for the three months ended September 30, 2009 includes the results of operations for the Hyatt Suites Atlanta Northwest which was sold during the third quarter of 2009, as well as the W San Diego, Marriott Ontario Airport and Renaissance Westchester which have been deconsolidated from our operations.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$108,324	$101,754	$6,570	6.5%
Food and beverage	35,893	34,664	1,229	3.5%
Other operating	12,847	12,856	(9)	(0.1)%
Revenues of operations held for non-sale disposition	20,646	20,790	(144)	(0.7)%

Total revenues	177,710	170,064	7,646	4.5%

OPERATING EXPENSES
Hotel operating	100,981	95,586	5,395	5.6%
Property general and administrative	18,673	17,232	1,441	8.4%
Corporate overhead	11,596	4,334	7,262	167.6%
Depreciation and amortization	23,871	23,529	342	1.5%
Operating expenses of operations held for non-sale disposition	17,787	19,098	(1,311)	(6.9)%
Property and goodwill impairment losses	—	2,209	(2,209)	(100.0)%

Total operating expenses	172,908	161,988	10,920	6.7%

Operating income	4,802	8,076	(3,274)	(40.5)%

Equity in earnings (losses) of unconsolidated joint ventures	200	(515)	715	138.8%
Interest income and other income (loss)	(276)	239	(515)	(215.5)%
Interest expense	(16,671)	(18,190)	1,519	8.4%
Interest expense of operations held for non-sale disposition	(4,875)	(2,880)	(1,995)	(69.3)%
Loss on extinguishment of debt	—	(20)	20	100.0%

Loss from continuing operations	(16,820)	(13,290)	(3,530)	(26.6)%
Income (loss) from discontinued operations	40,473	(4,658)	45,131	968.9%

Net income (loss)	23,653	(17,948)	41,601	231.8%
Preferred stock dividends and accretion	(5,141)	(5,187)	46	0.9%
Undistributed income allocated to unvested restricted stock compensation	(232)	—	(232)	(100.0)%

Income available (loss attributable) to common stockholders	$18,280	$(23,135)	$41,415	179.0%

The following table presents the unaudited operating results for our total portfolio for the nine months ended September 30, 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 31 hotels (11,722 rooms) as of September 30, 2010 and 29 hotels (10,966 rooms) as of September 30, 2009. In addition, operating results for operations held for non-sale disposition for both the nine months ended September 30, 2010 and 2009 includes the Mass Mutual eight hotels. Income (loss) from discontinued operations for the nine months ended September 30, 2010 includes: the results of operations and the gain on extinguishment of debt for the Marriott Ontario Airport, which was sold by the receiver pursuant to our 2009 secured debt restructuring program; the gain on extinguishment of debt for the W San Diego, which was deeded back pursuant to our 2009 secured debt restructuring program; and the gain on extinguishment of debt for the Renaissance Westchester, which we reacquired on June 14, 2010. Income (loss) from discontinued operations for the nine months ended September 30, 2009 includes the results of operations for the Marriott Napa Valley, Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the W San Diego, Marriott Ontario Airport and Renaissance Westchester which have been deconsolidated from our operations.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$307,025	$299,651	$7,374	2.5%
Food and beverage	114,644	115,921	(1,277)	(1.1)%
Other operating	37,168	38,268	(1,100)	(2.9)%
Revenues of operations held for non-sale disposition	60,638	63,712	(3,074)	(4.8)%

Total revenues	519,475	517,552	1,923	0.4%

OPERATING EXPENSES
Hotel operating	292,624	287,362	5,262	1.8%
Property general and administrative	54,694	53,128	1,566	2.9%
Corporate overhead	21,311	14,826	6,485	43.7%
Depreciation and amortization	70,693	70,818	(125)	(0.2)%
Operating expenses of operations held for non-sale disposition	53,737	58,358	(4,621)	(7.9)%
Property and goodwill impairment losses	1,943	30,852	(28,909)	(93.7)%
Goodwill impairment losses of operations held for non-sale disposition	—	3,007	(3,007)	(100.0)%

Total operating expenses	495,002	518,351	(23,349)	(4.5)%

Operating income (loss)	24,473	(799)	25,272	3,163.0%

Equity in earnings (losses) of unconsolidated joint ventures	475	(2,616)	3,091	118.2%
Interest income and other income (loss)	(6)	1,111	(1,117)	(100.5)%
Interest expense	(53,727)	(57,703)	3,976	6.9%
Interest expense of operations held for non-sale disposition	(15,272)	(8,667)	(6,605)	(76.2)%
Gain on extinguishment of debt	—	54,559	(54,559)	(100.0)%

Loss from continuing operations	(44,057)	(14,115)	(29,942)	(212.1)%
Income (loss) from discontinued operations	46,927	(127,528)	174,455	136.8%

Net income (loss)	2,870	(141,643)	144,513	102.0%
Dividends paid on unvested restricted stock compensation	—	(447)	447	100.0%
Preferred stock dividends and accretion	(15,515)	(15,562)	47	0.3%

Loss attributable to common stockholders	$(12,645)	$(157,652)	$145,007	92.0%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the three and nine months ended September 30, 2010 and 2009. The comparisons do not include the results of operations for the three hotels sold in 2009, the W San Diego deeded back to the lender in 2010, the Marriott Ontario Airport sold by the receiver in 2010, or the Mass Mutual eight hotels held for non-sale disposition.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Portfolio (31 Hotels) (1)	73.1%	$146.74	$107.27	74.9%	$140.53	$105.26	(180) bps	4.4%	1.9%
Comparable Portfolio (30 hotels) (2)	73.5%	$147.04	$108.07	74.5%	$140.37	$104.58	(100) bps	4.8%	3.3%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Portfolio (31 Hotels) (1)	71.4%	$146.80	$104.82	70.4%	$147.61	$103.92	100 bps	(0.5)%	0.9%
Comparable Portfolio (30 hotels) (2)	71.4%	$146.79	$104.81	70.1%	$147.46	$103.37	130 bps	(0.5)%	1.4%

(1)         Includes the Company’s ownership results for the 31 hotels held for investment as of September 30, 2010.

(2)             Includes the Company’s total portfolio noted above, plus results for the Renaissance Westchester for all periods presented. Excludes the Royal Palm Miami Beach which is being repositioned beginning in 2010.

Non-GAAP Financial Measures. The following table reconciles income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2010 and 2009. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$18,280	$(23,135)	$(12,645)	$(157,652)
Dividends paid on unvested restricted stock compensation	—	—	—	447
Series A and C preferred stock dividends	5,141	5,187	15,515	15,562
Undistributed income allocated to unvested restricted stock compensation	232	—	—	—
Operations held for investment:
Depreciation and amortization	23,871	23,529	70,693	70,818
Amortization of lease intangibles	76	—	226	—
Interest expense	16,116	17,371	49,239	54,626
Interest expense — default rate	—	—	884	—
Amortization of deferred financing fees	303	582	1,102	1,217
Write-off of deferred financing fees	—	—	1,585	284
Loan penalties and fees	—	—	174	—
Non-cash interest related to discount on Senior Notes	252	237	743	1,576
Unconsolidated joint ventures:
Depreciation and amortization	13	1,306	40	3,860
Interest expense	—	638	—	1,986
Amortization of deferred financing fees	—	45	—	137

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Operations held for non-sale disposition:
Depreciation and amortization	1,552	2,749	4,789	8,183
Interest expense	2,424	2,749	7,606	8,272
Interest expense — default rate	2,038	—	6,392	—
Amortization of deferred financing fees	131	131	395	395
Loan penalties and fees	282	—	879	—
Discontinued operations:
Depreciation and amortization	—	749	124	6,502
Interest expense	—	1,742	225	5,181
Amortization of deferred financing fees	—	11	2	32
Loan penalties and fees	—	3,093	48	3,093
EBITDA	70,711	36,984	148,016	24,519

Operations held for investment:
Amortization of deferred stock compensation	757	938	2,405	3,286
(Gain) loss on sale of assets	383	—	383	(354)
(Gain) loss on extinguishment of debt	—	20	—	(54,559)
Impairment loss	—	2,209	1,943	30,852
Closing costs — Royal Palm Miami Beach acquisition	6,619	—	6,774	—
Due diligence costs — abandoned project	938	—	938	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	4	12	21	28
Operations held for non-sale disposition:
Impairment loss	—	—	—	3,007
Discontinued operations:
(Gain) loss on sale of assets	—	(18)	—	13,052
Gain on extinguishment of debt	(40,473)	—	(47,220)	—
Impairment loss	—	—	—	104,007
	(31,772)	3,161	(34,756)	99,319
Adjusted EBITDA	$38,939	$40,145	$113,260	$123,838

Adjusted EBITDA was $38.9 million and $40.1 million for the three months ended September 30, 2010 and 2009, respectively, and $113.3 million and $123.8 million for the nine months ended September 30, 2010 and 2009, respectively. Adjusted EBITDA decreased for the three months ended September 30, 2010 as compared to the same period in 2009 as increased operating income at the 31 hotels and the Mass Mutual eight hotels was offset by the fact that Adjusted EBITDA for the third quarter of 2009 also includes operating income from hotels included in discontinued operations, combined with increased costs incurred during the third quarter of 2010 to transition our hotels to new management companies. Adjusted EBITDA decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 as decreased operating income at the 31 hotels and the Mass Mutual eight hotels combined with decreased operating income from discontinued operations as well as increased costs incurred during 2010 to transition our hotels to new management companies.

The following table reconciles income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the three and nine months ended September 30, 2010 and 2009. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$18,280	$(23,135)	$(12,645)	$(157,652)
Dividends paid on unvested restricted stock compensation	—	—	—	447
Undistributed income allocated to unvested restricted stock compensation	232	—	—	—
Operations held for investment:
Real estate depreciation and amortization	23,734	23,385	70,287	70,357
Amortization of lease intangibles	76	—	226	—
(Gain) loss on sale of assets	383	—	383	(354)
Unconsolidated joint ventures:
Real estate depreciation and amortization	—	1,288	—	3,806
Operations held for non-sale disposition:
Real estate depreciation and amortization	1,552	2,749	4,789	8,183
Discontinued operations:
Real estate depreciation and amortization	—	749	124	6,502
(Gain) loss on sale of assets	—	(18)	—	13,052
FFO	44,257	5,018	63,164	(55,659)
Operations held for investment:
Interest expense — default rate	—	—	884	—
Write-off of deferred financing fees	—	—	1,585	284
Loan penalties and fees	—	—	174	—
(Gain) loss on extinguishment of debt	—	20	—	(54,559)
Impairment loss	—	2,209	1,943	30,852
Closing costs — Royal Palm Miami Beach acquisition	6,619	—	6,774	—
Due diligence costs — abandoned project	938	—	938	—
Operations held for non-sale disposition:
Interest expense — default rate	2,038	—	6,392	—
Loan penalties and fees	282	—	879	—
Impairment loss	—	—	—	3,007
Discontinued operations:
Loan penalties and fees	—	3,093	48	3,093
Gain on extinguishment of debt	(40,473)	—	(47,220)	—
Impairment loss	—	—	—	104,007
	(30,596)	5,322	(27,603)	86,684
Adjusted FFO	$13,661	$10,340	$35,561	$31,025

Adjusted FFO was $13.7 million and $10.3 million for the three months ended September 30, 2010 and 2009, respectively, and $35.6 million and $31.0 million for the nine months ended September 30, 2010 and 2009, respectively. Adjusted FFO increased for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to the reasons noted above in the discussion regarding Adjusted EBITDA combined with decreased interest expense. Adjusted FFO increased for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the reasons noted above in the discussion regarding Adjusted EBITDA combined with lower interest expense.

Room revenue. Room revenue increased $6.6 million, or 6.5%, for the  three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The results of operations for the Renaissance Westchester are included in continuing operations from the date we reacquired the hotel (June 14, 2010) forward. The 2009 results of operations for the Renaissance Westchester are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver. In addition, we acquired the Royal Palm Miami Beach hotel in August 2010. Room revenue generated by the Renaissance Westchester and included in continuing operations as well as room revenue generated by the Royal Palm Miami Beach (the “new hotels”) for the third quarter of 2010 was $3.3 million. Room revenue generated by the 29 hotels held for investment during all periods presented (our “existing portfolio”) increased $3.3 million in the third quarter of 2010 as compared to the same period in 2009 due to an increase in ADR of $4.8 million partially offset by a decrease in occupancy of $1.5 million.

Room revenue increased $7.4 million, or 2.5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Room revenue generated by the new hotels for the first nine months of 2010 was $3.4 million. Room revenue generated by our existing portfolio increased $4.0 million in the first nine months of 2010 as compared to the same period in 2009 due to an increase in occupancy of $5.1 million partially offset by a decrease in ADR of $1.1 million.

Food and beverage revenue. Food and beverage revenue increased $1.2 million, or 3.5%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Food and beverage revenue generated by the new hotels for the third quarter of 2010 was $1.3 million. Food and beverage revenue generated by our existing portfolio decreased $0.1 million in the third quarter of 2010 as compared to the same period in 2009 due to a reduction in business at our Houston Texas hotels with one customer who is operating under a contract with the United States government, combined with decreased outlet revenue as several of our hotels are in the process of remodeling and re-concepting their restaurants. These decreases were partially offset by increased banquet revenue at several of our hotels.

Food and beverage revenue decreased $1.3 million, or 1.1%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Food and beverage revenue generated by the new hotels for the first nine months of 2010 was $1.5 million. Food and beverage revenue generated by our existing portfolio decreased $2.8 million for the first nine months of 2010 as compared to the same period in 2009. This decrease is primarily due to lower revenues generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration. Food and beverage revenue also decreased in the first nine months of 2010 as compared to the same period in 2009 due to a reduction in business at our Houston Texas hotels with one customer who is operating under a contract with the United States government. Additionally, many of our hotels that began to close their restaurants during the second quarter and second half of 2009 in order to save costs continued to keep their restaurants closed during the first nine months of 2010 either to save costs or due to remodeling and re-concepting projects.

Other operating revenue. Other operating revenue decreased $9,000, or 0.1%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Other operating revenue generated by the new hotels for the third quarter of 2010 was $0.2 million. Other operating revenue generated by our existing portfolio decreased $0.3 million in the third quarter as compared to the same period in 2009, primarily due to decreased cancellation, attrition, telephone and guest movie revenue in our existing portfolio slightly offset by increased revenue at our two commercial laundry facilities.

Other operating revenue decreased $1.1 million, or 2.9%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Other operating revenue generated by the new hotels for the first nine months of 2010 was $0.2 million. Other operating revenue generated by our existing portfolio decreased $1.3 million in the first nine months of 2010 as compared to the same period in 2009, primarily due to the same reasons described above in the discussion regarding the third quarter.

Revenues of operations held for non-sale disposition. Revenues of operations held for non-sale disposition associated with the Mass Mutual eight hotels decreased $0.1 million, or 0.7%, for the three months ended September 30, 2010 as compared to the same period in 2009. This decrease was primarily the result of decreased food and beverage revenue of $0.2 million as occupancy decreased 140 basis points, partially offset by increased room revenue of $0.1 million as the occupancy decrease was partially offset by a 2.8% increase in ADR.

Revenues of operations held for non-sale disposition associated with the Mass Mutual eight hotels decreased $3.1 million, or 4.8%, for the nine months ended September 30, 2010 as compared to the same period in 2009. This decrease was primarily the result of a 170 basis point decrease in occupancy combined with a 2.7% decrease in ADR, causing room revenue to decrease $2.2 million. In addition, food and beverage revenue decreased $0.6 million, and other operating revenue decreased $0.3 million.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $5.4 million, or 5.6%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Hotel operating expenses generated by the new hotels for the third quarter of 2010 totaled $3.9 million. Hotel operating expenses for our existing portfolio increased $1.5 million during the third quarter of 2010 as compared to the same period in 2009. This increase in hotel operating expenses is primarily related to the increase in related room revenue. In addition, hotel operating expenses increased during the third quarter of 2010 as compared to the same period in 2009 due to costs incurred of $0.2 million during the third quarter of 2010 related to our management company transitions, and to increases in the following expenses: advertising and promotion as the hotels began to increase their spending in response to the recovering economy; franchise fees and assessments due to the increased revenue; and ground lease expense due to increased costs at several of our hotels. These increases were partially offset by decreases in property taxes as several of our hotels were assessed with lower taxes in 2010, combined with decreases in departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009.

Hotel operating expenses increased $5.3 million, or 1.8%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Hotel operating expenses generated by the new hotels for the first nine months of 2010 totaled $4.1 million. Hotel operating expenses for our existing portfolio increased $1.2 million during the first nine months of 2010 as compared to the same period in 2009. This increase in hotel operating expenses is primarily related to the increase in related room revenue. In addition, hotel operating expenses increased in the first nine months of 2010 as compared to the same period in 2009 due to costs incurred of $0.3 million during the first nine months of 2010 related to our management company transitions, and to increases in the following expenses: franchise fees and assessments due to the increased revenue; ground lease expense due to increased costs at several of our hotels; and property taxes due to prior year refunds received by several of our hotels which were recorded during the first nine months of 2009, and by $0.2 million in prior year tax reimbursements collected from the buyer upon our second quarter 2009 sale of land adjacent to one of our hotels. These increases were partially offset by decreases in the following expenses: food and beverage expense and other operating expense due to the decline in related revenue; departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009; advertising and repairs and maintenance as the hotels continued to cancel or delay unnecessary expenditures; and utilities due to reductions in gas rates and usage at several of our hotels.

Property general and administrative expense. Property general and administrative expense increased $1.4 million, or 8.4%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Property general and administrative expense generated by the new hotels for the third quarter of 2010 totaled $0.7 million. Hotel operating expenses for our existing portfolio increased $0.7 million during the third quarter of 2010 as compared to the same period in 2009. Management fees and credit and collection expenses increased in our existing portfolio due to the increase in revenue. In addition, property general and administrative expense in our existing portfolio increased due to increased payroll, employee recruitment and relocation. These increases were partially offset by decreased legal and sales tax audit expenses.

Property general and administrative expense increased $1.6 million, or 2.9%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Property general and administrative expenses generated by the new hotels for the first nine months of 2010 totaled $0.8 million. Property general and administrative expenses for our existing portfolio increased $0.8 million during the first nine months of 2010 as compared to the same period in 2009, primarily due to increased expenses in our existing portfolio due to the same reasons described above in the discussion regarding the third quarter. Management fees, however, decreased in our existing portfolio for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the decline in revenue generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration.

Corporate overhead expense. Corporate overhead expense increased $7.3 million, or 167.6%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to increased due diligence costs. During the third quarter of 2010 we incurred due diligence costs of $6.6 million related to our acquisition of the Royal Palm Miami Beach, which primarily related to costs specific with the foreclosure auction process as well as the acquisition of a portion of the hotel’s outstanding debt at a discount. Previously, these due diligence costs would have been capitalized as part of the acquisition; however, under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) revised business combinations guidance, these costs are expensed. We incurred an additional $1.0 million in due diligence costs during the third quarter of 2010 related to acquisition projects that were abandoned, as compared to $12,000 in due diligence costs incurred in the third quarter of 2009. This increase was slightly offset by decreased sales tax expense, office rent, legal expense and relocation expense.

Corporate overhead expense increased $6.5 million, or 43.7%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to a $7.8 million increase in due diligence costs. During the first nine months of 2010 we incurred due diligence costs of $6.8 million related to our acquisition of the Royal Palm Miami Beach, which primarily related to costs specific with the foreclosure auction process as well as the acquisition of a portion of the hotel’s outstanding debt at a discount. Previously, these due diligence costs would have been capitalized as part of the acquisition; however, under the FASB ASC revised business combinations guidance, these costs are expensed. We incurred an additional $1.2 million in due diligence costs during the first nine months of 2010 related to acquisition projects that were abandoned, as compared to $0.2 million in due diligence costs incurred in the same period in 2009. In addition, corporate overhead expense increased in the first nine months of 2010 as compared to the same period in 2009 due to increased legal expenses and by $0.4 million in retention bonuses accrued during the second quarter of 2010 to incentivize certain hotel-level employees to stay through the management company transitions. These increases were partially offset by decreases in total payroll related costs and deferred stock compensation expense as a result of our corporate reorganization in the second quarter of 2009, combined with decreases in sales tax expense and contract and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.3 million, or 1.5%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Depreciation and amortization expense generated by the new hotels for the third quarter of 2010 totaled $0.8 million. Depreciation and amortization in our existing portfolio decreased $0.5 million in the third quarter of 2010 as compared to the same period in 2009 due to reduced renovations and purchases of furniture, fixtures and equipment for our hotel properties.

Depreciation and amortization expense decreased $0.1 million, or 0.2%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Depreciation and amortization expense generated by the new hotels for the first nine months of 2010 totaled $0.9 million. Depreciation and amortization in our existing portfolio decreased $1.0 million during the first nine months of 2010 as compared to the same period in 2009 primarily due to the fact that we reduced the depreciable assets of our existing portfolio by $25.4 million during the second quarter of 2009, as well as due to reduced renovations and purchases of furniture, fixtures and equipment for our hotel properties.

Operating expenses of operations held for non-sale disposition. Operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels, which are comprised of room, food and beverage, other operating expenses, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance expense, property general and administrative expense, depreciation and amortization, totaled $17.8 million for the three months ended September 30, 2010 as compared to $19.1 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we recognized $16.2 million in operating expenses and $1.6 million in depreciation and amortization. During the three months ended September 30, 2009, we recognized $16.4 million in operating expenses and $2.7 million in depreciation and amortization. The decrease in operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily related to decreased food and beverage expense due to the reduction in related revenue. The decrease in depreciation in the third quarter of 2010 as compared to the same period in 2009 is primarily due to $88.2 million in impairment charges recorded in 2009, which reduced the depreciable assets for operations held for non-sale disposition.

Operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled $53.7 million for the nine months ended September 30, 2010 as compared to $58.4 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recognized $48.9 million in operating expenses and $4.8 million in depreciation and amortization. During the nine months ended September 30, 2009, we recognized $50.2 million in operating expenses and $8.2 million in depreciation and amortization. The decrease in operating expenses of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily related to decreased property taxes due to supplemental prior year taxes assessed on two of the hotels in 2009, as well as to decreased food and beverage expense related to the reduction in related revenue. The decrease in depreciation and amortization expense of operations held for non-sale disposition associated with the Mass Mutual eight hotels is primarily due to $88.2 million in impairment charges recorded in 2009, which reduced the depreciable assets for operations held for non-sale disposition.

Property and goodwill impairment losses. Property and goodwill impairment losses totaled zero for the three months ended September 30, 2010 compared to $2.2 million for the three months ended September 30, 2009. During the third quarter of 2009, we wrote off $2.2 million in goodwill associated with the Marriott Rochester in conjunction with our impairment evaluation.

Property and goodwill losses totaled $1.9 million for the nine months ended September 30, 2010 compared to $30.9 million for the nine months ended September 30, 2009. During the first nine months of 2010, we recognized a property impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale. During the first nine months of 2009, we recognized a $25.4 million property impairment loss on the Marriott Del Mar to reduce the carrying value of the hotel on our balance sheet to its fair value. In addition, we recognized a $0.1 million property impairment loss on a parcel of land adjacent to one of our hotels which we sold in September 2009. During the first nine months of 2009, we also recognized a $1.4 million property impairment loss related to the write-off of costs associated with a potential timeshare development in Newport Beach, California. In conjunction with our impairment evaluations performed during the first nine months of 2009, we wrote off $1.3 million and $2.6 million of goodwill associated with the Marriott Park City and the Marriott Rochester, respectively.

Goodwill impairment losses of operations held for non-sale disposition. Goodwill impairment losses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled zero for both the three months ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010 and 2009, goodwill impairment losses of operations held for non-sale disposition associated with the Mass Mutual eight hotels totaled zero and $3.0 million, respectively. In conjunction with our impairment evaluations performed during the first nine months of 2009, we wrote off $3.0 million in goodwill associated with four of the Mass Mutual eight hotels: Holiday Inn Downtown San Diego $1.4 million; Marriott Provo $0.7 million; Marriott Salt Lake City (University Park) $0.7 million; and Holiday Inn Express San Diego $0.2 million.

Equity in earnings (losses) of unconsolidated joint ventures. Equity in earnings (losses) of unconsolidated joint ventures totaled earnings of $0.2 million for the three months ended September 30, 2010, and a loss of $0.5 million for the three months ended September 30, 2009. In the third quarter of 2010, we recognized income of $0.2 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during the third quarter of 2010, we did not recognize any portion of these earnings due to the fact that we reduced our interest in this partnership to zero at December 31, 2009 as a result of the hotel’s fourth quarter 2009 impairment charge. In the third quarter of 2009, we recognized a loss of $0.6 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.1 million on our BuyEfficient joint venture.

Equity in earnings (losses) of unconsolidated joint ventures totaled earnings of $0.5 million for nine months ended September 30, 2010, and a loss of $2.6 million for the nine months ended September 30, 2009. In the first nine months of 2010, we recognized income of $0.5 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during the first nine months of 2010, we did not recognize any portion of these earnings due to the fact that we reduced our interest in this partnership to zero at December 31, 2009 as a result of the hotel’s fourth quarter 2009 impairment charge. In the first nine months of 2009, we recognized a loss of $2.8 million on our interest in the Doubletree Guest Suites Times Square joint venture, and income of $0.2 million on our BuyEfficient joint venture.

Interest income and other income (loss). Interest income and other income (loss) totaled a loss of $0.3 million for the three months ended September 30, 2010 and income of $0.2 million for the same period in 2009. In the third quarter of 2010, we recognized a loss of $0.4 million on sales and dispositions of surplus furniture, fixtures and equipment (“FF&E”) located in two of our hotels and in our corporate office, as well as $0.1 million in interest income. In the third quarter of 2009, we recognized $0.2 million in interest income.

Interest income and other income (loss) totaled a loss of $6,000 for the nine months ended September 30, 2010 and income of $1.1 million for the same period in 2009. In the first nine months of 2010, we recognized a loss of $0.3 million on sales and dispositions of surplus FF&E located in several of our hotels and in our corporate office, $0.2 million in interest income and $0.1 million in other miscellaneous income. In the first nine months of 2009, we recognized $0.7 million in interest income, and $0.4 million on the sale of surplus FF&E located in two of our hotels.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Interest expense	$16,116	$17,371	$49,239	$54,626
Interest expense — default rate	—	—	884	—
Accretion of Senior Notes	252	237	743	1,576
Amortization of deferred financing fees	303	582	1,102	1,217
Write-off of deferred financing fees	—	—	1,585	284
Loan penalties and fees	—	—	174	—
	$16,671	$18,190	$53,727	$57,703

Interest expense decreased $1.5 million, or 8.4%, during the three months ended September 30, 2010 as compared to the same period during 2009. Interest expense decreased $1.3 million during the third quarter of 2010 as compared to the same period in 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense decreased in the third quarter of 2010 as compared to the third quarter of 2009 due to a $0.3 million decrease in amortization of deferred financing fees related to the repayment of the $83.0 million noted above, as well as the termination of our credit facility in February 2010.

Interest expense decreased $4.0 million, or 6.9%, during the nine months ended September 30, 2010 as compared to the same period during 2009. Interest expense decreased $5.4 million during the first nine months of 2010 as compared to the same period in 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense due to the accretion of the Senior Notes decreased $0.8 million during the first nine months of 2010 as compared to the same period in 2009 due to the repurchases of the Senior Notes in 2009. Interest expense also decreased $0.1 million during the first nine months of 2010 as compared to the same period in 2009 due to a decrease in amortization of deferred financing fees related to the repayment of the $83.0 million noted above, as well as the termination of our credit facility, partially offset by an increase in fees associated with our repurchase of the Senior Notes and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. These decreases were partially offset by an increase of $1.3 million in interest expense due to the write-off of deferred financing fees. During the first nine months of 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010, and $0.1 million in deferred financing fees related to the release of the three hotels from the Mass Mutual loan in April 2010. During the first nine months of 2009, we wrote off $0.3 million in deferred financing fees associated with the amendment of our credit facility. Interest expense also increased during the first nine months of 2010 as compared to the same period in 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.9 million in default interest and $0.2 million in penalties and fees.

Our weighted average interest rate per annum was approximately 5.6% at both September 30, 2010 and 2009. At September 30, 2010, all of our outstanding notes payable had fixed interest rates.

Interest expense of operations held for non-sale disposition. Interest expense of operations held for non-sale disposition associated with the Mass Mutual eight hotels is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest expense	$2,424	$2,749	$7,606	$8,272
Interest expense — default rate	2,038	—	6,392	—
Amortization of deferred financing fees	131	131	395	395
Loan penalties and fees	282	—	879	—
	$4,875	$2,880	$15,272	$8,667

Interest expense of operations held for non-sale disposition increased $2.0 million, or 69.3%, during the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels pursuant to our 2009 secured debt restructuring program. Interest expense of operations held for non-sale disposition includes an additional $2.0 million in the third quarter of 2010 as compared to the same period in 2009 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in the third quarter of 2010 as compared to the same period in 2009 due to $0.3 million in loan penalties and fees recorded in 2010 related to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.3 million in the third quarter of 2010 as compared to the same period in 2009 due to decreased loan balances.

Interest expense of operations held for non-sale disposition increased $6.6 million, or 76.2%, during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels pursuant to our 2009 secured debt restructuring program. Interest expense of operations held for non-sale disposition includes an additional $6.4 million in the first nine months of 2010 as compared to the same period in 2009 as the lender increased our interest rate by 5.0% in conjunction with our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. In addition, interest expense of operations held for non-sale disposition increased in the first nine months of 2010 as compared to the same period in 2009 due to $0.9 million in loan penalties and fees recorded in 2010 related to our elective default of the non-recourse loan secured by the Mass Mutual eight hotels. While we are required to record such loan penalties and fees, as this loan is non-recourse to us, we do not intend to actually fund such fees, and consequently, we expect to record a gain on the forgiveness of these expenses upon completion of the deed backs of these hotels. These increases were slightly offset by a decrease in interest expense of $0.7 million in the first nine months of 2010 as compared to the same period in 2009 due to decreased loan balances.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt totaled zero for the three months ended September 30, 2010, and a loss of $20,000 for the three months ended September 30, 2009. During the third quarter of 2009, we recognized additional expenses of $20,000 related to our second quarter 2009 repurchase and cancellation of $123.5 million in aggregate principal amount of the Senior Notes.

Gain (loss) on extinguishment of debt totaled zero for the nine months ended September 30, 2010, and a gain of $54.6 million for the nine months ended September 30, 2009. During the first nine months of 2009, we recognized a gain of $54.6 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Operating revenues	$—	$11,259	$1,842	$44,889
Operating expenses	—	(10,340)	(1,736)	(40,550)
Interest expense	—	(4,846)	(275)	(8,306)
Depreciation and amortization expense	—	(749)	(124)	(6,502)
Property and goodwill impairment losses	—	—	—	(104,007)
Gain on extinguishment of debt	40,473	—	47,220	—
Gain (loss) on sale of hotels	—	18	—	(13,052)
Income (loss) from discontinued operations	$40,473	$(4,658)	$46,927	$(127,528)

As described under “—Investing Activities—Dispositions,” no hotels were sold during the first nine months of 2010 and three hotels were sold during 2009. In addition, pursuant to our 2009 secured debt restructuring program we deeded back the W San Diego to the lender and the Marriott Ontario Airport was sold by the receiver during the third quarter of 2010. Also pursuant to our 2009 secured debt restructuring program, we deconsolidated the Renaissance Westchester during 2009 due to the transfer of possession and control of the hotel to a court-appointed receiver. On June 14, 2010, we reacquired the Renaissance Westchester for $26.0 million, including related costs. Operating results, therefore, for the Renaissance Westchester for all of 2009 as well as the gain on extinguishment of debt recorded in June 2010, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in continuing operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all of these hotels, along with any impairments recognized, the gains or losses on the hotel sales and the gains on extinguishment of debt on the W San Diego, Marriott Ontario Airport and Renaissance Westchester, to discontinued operations.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards were zero for both the three and nine months ended September 30, 2010 as compared to zero and $0.4 million, respectively, for the three and nine months ended September 30, 2009.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $5.1 million and $5.2 million for the three months ended September 30, 2010 and 2009, respectively, and $15.5 million and $15.6 million for the nine months ended September 30, 2010 and 2009, respectively. Though the dividend rate for our Series A preferred stock and Series C preferred stock remained consistent at $0.50 and $0.393, respectively, per share for all periods presented, preferred stock dividends and accretion decreased in 2010 due to the fact that the initial carrying value of our Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010.

Investing Activities

Acquisitions. In light of the recent cyclical downturn, we did not acquire any hotel properties during 2009. With better market clarity and in anticipation of an economic recovery, public REIT valuations improved significantly during the course of 2009. While hotel sale transactions were relatively limited in number during 2009, the hotel sale transactions that were consummated during the first half of 2010 indicate that hotel trading values had not recovered commensurately with public REIT valuations. Consistent with our cycle-appropriate strategy, we shifted our focus at the end of 2009 towards the pursuit of selective hotel acquisitions. Our acquisitions program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

On April 30, 2010, we purchased two hotel loans with a combined principal amount of $32.5 for a total purchase price of $3.7 million. The loans include (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in our Doubletree Guest Suites Times Square joint venture, and (ii) a $2.5 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. We purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. None of the debt on the Doubletree Guest Suites Times Square is in default, however interest on the mezzanine loan is currently being deferred in accordance with the provisions of the loan. The subordinate note secured by the Twelve Atlantic Station is currently in default. We are accounting for both loans using the cost recovery method until such time as the expected cash flows from the loans are reasonably probable and estimable.

On August 16, 2010, we used available cash on hand to acquire the Royal Palm hotel in Miami Beach, Florida at a foreclosure auction for a gross purchase price of $126.1 million excluding transaction costs. Prior to the auction, we purchased a portion of the hotel’s outstanding debt at a discount to par resulting in an economic gross purchase price of approximately $117.6 million. On August 27, 2010, we obtained title to the hotel.

Dispositions. We did not sell any hotels during the nine months ended September 30, 2010. During the third quarter of 2010, we completed our previously announced deed back of the W San Diego and the Marriott Ontario Airport was sold by the receiver. Titles to the W San Diego and Marriott Ontario Airport were transferred to the lender and third party purchaser, respectively. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009, we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and a net gain of $18,000, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from our offerings of common stock, and proceeds from our credit facility. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, acquisitions of hotel properties, purchases of notes receivable and dividends on our common and preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2010 as compared to $53.2 million for the nine months ended September 30, 2009. This decrease was primarily due to an increase in our restricted cash, partially offset by an increase in accounts payable and other liabilities during the nine months ended September 30, 2010 as compared to the same period in 2009.

Investing activities. Our cash used in or provided by investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2010 compared to net cash provided by investing activities during the first nine months of 2009 was as follows (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Proceeds from sale of hotel properties and other assets	$61	$64,052
Cash received from unconsolidated joint ventures	600	250
Restricted cash — replacement reserve	(1,335)	(2,376)
Acquisitions of notes receivable	(3,700)	—
Acquisitions of hotel properties	(117,604)	—
Renovations and additions to hotel properties and other real estate	(31,443)	(33,487)
Net cash (used in) provided by investing activities	$(153,421)	$28,439

Net cash used in investing activities was $153.4 million during the first nine months of 2010 compared to net cash provided of $28.4 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received proceeds of $0.1 million from the sale of surplus FF&E at several of our hotels and our corporate office and distributions of $0.6 million from one of our unconsolidated joint ventures. In addition, we increased the balance in our restricted cash replacement reserve accounts by $1.3 million, and we paid $117.6 million to acquire a hotel, $3.7 million for the purchase of two notes receivable and $31.4 million for renovations to our hotels. During the nine months ended September 30, 2009, we received $64.1 million from the sale of hotel properties and other assets, which included $61.3 million from the sale of three hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of surplus FF&E located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we received $0.3 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $2.4 million, and paid cash of $33.5 million for renovations to our hotels.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $132.6 million for the nine months ended September 30, 2010 compared to $55.9 million for the nine months ended September 30, 2009. Net cash used in financing activities for the nine months ended September 30, 2010 consisted primarily of $117.2 million of principal payments on our notes payable and related costs, including $83.0 million paid to release three hotels from the Mass Mutual loan, $26.0 million paid to reacquire control of the Renaissance Westchester and to extinguish the loan, and $8.2 million of principal amortization. In addition, net cash used in financing activities for the nine months ended September 30, 2010 includes $15.4 million of dividends paid to our stockholders. Net cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $117.4 million to repurchase a portion of our Senior Notes including related costs, $71.2 million of principal payments on our credit facility and notes payable, $22.8 million of dividends paid to our stockholders, $4.8 million in costs associated with the issuance of our common stock, and $3.2 million in deferred financing fees paid in connection with amendments to our Senior Notes indenture and our credit facility. These cash outlays were partially offset by $103.5 million in proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility.

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

We believe that our current cash balance, our cash flow from operations, our access to capital markets and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt.  In February 2010, we elected to terminate our credit facility, and we wrote off $1.5 million in related deferred financing costs. In view of our strong liquidity position and the restrictive terms of the credit facility, our business plan did not anticipate accessing the facility in 2010. The termination of the facility eliminated approximately $0.6 million in fees and associated costs per annum. On November 1, 2010, we entered into a new $150.0 million senior corporate credit facility (the “new facility”). The interest rate for the new facility ranges from 325 to 425 basis points over LIBOR, depending on our overall leverage. The initial term of the new facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the new facility may be increased to up to $250.0 million.  We expect to have full funds availability upon the delivery of certain post closing items during the fourth quarter, 2010. The new facility contains customary events of default relating to payments and breaches of representations and warranties.

Consistent with our cycle-appropriate strategy, during 2009 we initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of our hotels securing non-recourse mortgage debt (the “2009 secured debt restructuring program”). We concluded the program in the fourth quarter of 2009, and, on November 1, 2010, we finalized the remaining deed back of certain hotels associated with loans which entered the program in 2009. Loans subject to our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, are non-recourse to us. The primary goal of the 2009 secured debt restructuring program was to amend the terms of mortgage debt to eliminate situations where hotel cash flow and asset values fell short of debt service and loan amounts respectively. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, we elected to deed back the collateral hotels in satisfaction of the associated debt. The status of the final four loans included in our 2009 secured debt restructuring program is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel net asset and the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the W San Diego’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. On July 2, 2010, we completed our previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. We recorded a $35.4 million gain on extinguishment of debt, which is included in discontinued operations in the third quarter of 2010, and removed the net assets and liabilities from our 2010 balance sheet.

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

Marriott Ontario Airport. Effective March 1, 2010, possession and control of the 299-room Marriott Ontario Airport was transferred to a court-appointed receiver. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $16.3 million hotel net asset and the hotel’s $25.5 million 5.34% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the Marriott Ontario Airport’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. On August 12, 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the hotel’s new owner. We recorded a $5.1 million gain on extinguishment of debt, and removed the net assets and liabilities from our 2010 balance sheet.

Massachusetts Mutual Life Insurance Company. In April 2010, we finalized an agreement with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of our hotels comprised of 2,587 rooms. As part of this agreement, we paid down $83.0 million of the Mass Mutual loan in exchange for the release of three hotels from the loan. The three hotels are the 179-room Courtyard by Marriott Los Angeles Airport, the 271-room Kahler Inn & Suites Rochester and the 203-room Marriott Rochester. In conjunction with this pay down, we wrote off $0.1 million in deferred financing fees. Also pursuant to this agreement, on November 1, 2010, we completed the deed back of the Mass Mutual eight hotels and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents.  There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated.  Additionally, we made certain customary representations and warranties, all of which survive the closing for a period of six (6) months; the maximum aggregate liability for the Company in connection with a breach of any representations or warranties is $500,000.  Additionally, seven of the Mass Mutual hotels are subject to franchise agreements which contain corporate guaranties.  If the franchise agreements on the seven hotels were to be terminated, we may be liable for up to $21.5 million in termination fees.  We will record a gain on extinguishment of debt to discontinued operations in the fourth quarter of 2010. A portion of this gain will be deferred until all significant contingencies are resolved, and the net remaining assets and liabilities will be removed from our balance sheet.  Pending the completion of the deed back, we reclassified the assets, liabilities and results of operations of the Mass Mutual eight to “operations held for non-sale disposition” on our balance sheets, statements of operations and statements of cash flows.

Our 2009 secured debt restructuring program, including our elections to initiate the process to deed back the W San Diego, Marriott Ontario Airport, and the Mass Mutual eight hotels were precipitated by a number of unique, market and hotel-specific factors, and were made after our efforts to amend the loans were unsuccessful. In the future, other factors may lead us to pursue similar options with certain of our other hotels securing non-recourse mortgages. We believe such cases, if any, would be limited in number. We were not in default of the loan covenants on any other of our notes payable at September 30, 2010.

As of September 30, 2010, we had $1.1 billion of debt ($1.3 billion including the mortgage for the Mass Mutual eight), $143.5 million of cash and cash equivalents, including restricted cash, and total assets of $2.4 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2010, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

The weighted average term to maturity of our debt is 6.4 years, and the weighted average interest rate on our debt is 5.6%. Our first loan maturity, the $81.0 million mortgage on the Hilton Times Square New York, is in December 2010. In light of improving secured debt markets and our desire to maintain flexibility in our level of indebtedness, on November 1, 2010, we refinanced the $81.0 million mortgage due in December 2010, rather than use excess cash to repay the loan in full. The new $92.5 million non-recourse mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the new mortgage were used in part to repay the maturing $81.0 million mortgage, which bore an interest rate of 5.915%. We retained the excess proceeds for general corporate purposes. The new mortgage contains customary events of default relating to payments and breaches of representations and warranties.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of November 4, 2010, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we believe we may be successful in obtaining mortgages on, or pledge to a secured facility, one or all of our 12 unencumbered hotels at September 30, 2010: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester, Royal Palm Miami Beach and Sheraton Cerritos. These 12 hotels had an aggregate of 3,760 rooms as of September 30, 2010, and generated $135.6 million in revenue during the first nine months of 2010.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle may have entered a recovery phase, we expect to deploy a portion of our cash balance in 2010 towards selective acquisitions, including our acquisition of the Royal Palm Miami Beach in August 2010. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2010 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,137,017	$94,810	$66,275	$236,889	$739,043
Notes payable on operations held for non-sale disposition (1)	162,972	162,972	—	—	—
Interest obligations on notes payable	393,363	59,493	112,738	103,657	117,475
Interest obligations on notes payable on operations held for non-sale disposition (2)	19,074	19,074	—	—	—
Operating lease obligations	309,990	4,413	8,945	9,113	287,519
Operating lease obligations on operations held for non-sale disposition (3)	5,181	221	442	442	4,076
Construction commitments	28,436	28,436	—	—	—
Employment obligations	4,056	1,611	2,445	—	—
Total	$2,060,089	$371,030	$190,845	$350,101	$1,148,113

(1)                   Notes payable on operations held for non-sale disposition currently includes the Mass Mutual eight hotels. Due to our elective default on the non-recourse mortgage secured by the Mass Mutual eight hotels, this mortgage has been classified in its entirety as a current obligation as of September 30, 2010.

(2)                   Due to our elective default on the mortgage secured by the Mass Mutual eight hotels, interest obligations on notes payable on operations held for non-sale disposition includes interest obligations only through September 30, 2010.

(3)                   Operating lease obligations on operations held for non-sale disposition includes the operating lease obligations on two hotels included in the Mass Mutual eight hotels.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $31.4 million in our hotels during the first nine months of 2010. Our renovation budget for 2010 includes $28.4 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2010, $24.4 million was held in FF&E reserve accounts for future capital expenditures at the 31 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of our ownership interests in two joint ventures. For further discussion of our two joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter for 2008, 2009 and 2010 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2008 Comparable Portfolio (30 hotels) (1)	$174,713	$200,634	$187,763	$206,501	$769,611
2008 Revenues as a percentage of total	22.7%	26.1%	24.4%	26.8%	100.0%

2009 Comparable Portfolio (30 hotels) (1)	$149,705	$154,883	$148,919	$169,126	$622,633
2009 Revenues as a percentage of total	24.0%	24.9%	23.9%	27.2%	100.0%

2010 Comparable Portfolio (30 hotels) (1)	$141,158	$161,088	$152,153

(1)                       Includes the Company’s hotels held for investment as of September 30, 2010, less the Royal Palm Miami Beach which is being repositioned beginning in 2010. Also includes operating results for the Renaissance Westchester for all periods presented.

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

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At September 30, 2010, none of our outstanding debt was subject to variable interest rates.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 — July 31, 2010	—		—	—	—
August 1, 2010 — August 31, 2010	13,002	(1)	$8.64	—	—
September 1, 2010 — September 30, 2010	—		—	—	—

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

Sunstone Hotel Investors, Inc.

Date: November 4, 2010	By:	/s/ Kenneth E. Cruse
Kenneth E. Cruse (Principal Financial Officer and Duly Authorized Officer)