Form 10-K
period 2010-12-31
Sunstone Hotel Investors, Inc.
filed 2011-02-17
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on the New York Stock Exchange (“NYSE”) was approximately $957.1 million. The registrant had no non-voting common equity outstanding on such date. This amount excludes 2,143,252 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 11, 2011 was 117,553,469.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2010

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2010, we owned 31 hotels (the “31 hotels”). The 31 hotels are comprised of 11,722 rooms, located in 13 states and in Washington, D.C. We also own a 38% equity interest in a joint venture that owns one hotel, and we own other non-hotel investments.

Our primary business is to acquire, own, asset manage and renovate full-service hotels in the United States. As part of our ongoing portfolio management strategy, we may also sell hotels from time to time. Our hotels are operated under leading brand names, such as Marriott, Fairmont, Hilton, Hyatt and Starwood. Our portfolio primarily consists of upper upscale and upscale full-service hotels. We also own luxury and upper midscale hotels. The classifications luxury, upper upscale, upscale and upper midscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third party managers pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2010, a subsidiary of Interstate Hotels & Resorts, Inc. (“IHR”), managed 13 of the 31 hotels. Additionally, subsidiaries of Marriott International, Inc. or Marriott Services, Inc. (collectively “Marriott”) managed 12 of the 31 hotels, and Davidson Hotel Company (“Davidson”), a subsidiary of Denihan Hospitality Group (“Denihan”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”), Hyatt Corporation (“Hyatt”) and Sage Hospitality Resources (“Sage”), each managed one of the 31 hotels. We have attempted to align the interests of our managers with our own by structuring our management agreements to allow our managers to earn “incentive” management fees upon the attainment of certain profit thresholds.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•                  Access to Capital. As a publicly traded REIT, we benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles.

•                  Strong Cash Position. As of December 31, 2010, we had $278.0 million in cash and cash equivalents. We intend to utilize a portion of our higher than historical cash balance to fund the acquisition of additional hotels and capital investments in our portfolio.

•                  Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2010, our indebtedness bore fixed interest at a weighted average rate of 5.5%, and had a weighted average term to maturity of 6.9 years. All of our debt is in the form of senior unsecured notes or single asset non-recourse loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to the existing debt.

•                  High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2010, approximately 76% of the revenues generated by the 31 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Orlando, Miami Beach, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 95% of the hotel revenue generated by the 31 hotels during 2010, tend to outperform the lodging industry generally based on Smith Travel Research data compiled over the past 20 years.

Nationally Recognized Brands. Most of our hotels are operated under nationally recognized brands, including Marriott, Fairmont, Hilton, Hyatt and Starwood. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2006 through December 31, 2010, we invested $345.3 million in capital renovations throughout the 31 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•                  Seasoned Management Team.

Proven Acquisitions/Dispositions Experience. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2010, we acquired interests in 17 hotels and sold 32 hotels. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and for the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009 and into 2010, our focus shifted to the selective acquisition of upper upscale hotels as we believe we have entered a recovery phase in the lodging cycle. We will maintain this focus in 2011, as we believe pending debt maturities may create opportunities for well-capitalized companies to acquire individual hotel assets at attractive values.

Proactive Asset Management. We have a proactive asset management team focused on growing the long-term revenues and enhancing the profitability of our hotels. We seek to achieve these goals by working with our operators to develop hotel-level “master plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help to grow the revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed focused capital improvements aimed at improving the appeal of our hotels.

Demonstrated Financial Acumen. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth.

Business Strategy

Our long-term objective is to own a consistent portfolio of institutional quality upper upscale hotels, which are well located within major markets. We seek to maximize total returns and shareholder value through a comprehensive cycle-appropriate capital allocation and portfolio management strategy. Our strategy is designed to minimize our weighted average cost of capital, maximize our financial flexibility and generate attractive returns on our investments by improving the long-term growth of our portfolio’s cash flows. Our strategy emphasizes acquisitions and capital renovations during the growth phase of the lodging cycle, dispositions during the mature phase of the cycle, and cash preservation during down phases of the cycle. During all phases of the lodging cycle, we focus on driving top-line revenues and bottom-line profitability through proactive asset management. Our strategy includes:

•                  Acquiring upper upscale and high quality hotels with nationally recognized brands in markets with high barriers to entry;

•                  Enhancing the value of our hotels through major capital projects and repositionings;

•                  Optimizing the performance of our portfolio through proactive asset management;

•                  Recycling capital through opportunistic dispositions of non-core assets; and

•                  Minimizing our cost of capital through disciplined balance sheet management.

Through our industry relationships and our extensive experience in acquiring and upgrading hotel properties, as well as our financial structuring capabilities, flexible capital structure, strong liquidity position and REIT structure, we believe we are well positioned to grow our business as the lodging cycle recovers. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid  owners facing debt maturities or capital requirements.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets. Competitive advantage is based on a number of factors, including location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may lead our operators to increase service or amenity levels, which may reduce the profitability of our hotels.

We believe that competition for the acquisition of hotels is fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During the recovery phase of the lodging cycle, when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Twenty-seven of the 31 hotels are operated under nationally recognized brands as of December 31, 2010. We believe that the market’s perception of quality and service associated with the brands our hotels operate under, including Marriott, Fairmont, Hilton and Hyatt, is an important driver of demand.

Management Agreements

All of our 31 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2010, 13 of our hotels were managed by IHR, 12 of our hotels were managed by Marriott, and the other 6 hotels were individually managed by Davidson, Denihan, Fairmont, Hilton, Hyatt and Sage. The following is a general description of our third party management agreements.

IHR. Our management agreements with IHR require us to pay a management fee ranging from 1.0% to 2.1% of gross revenues; plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, may not exceed a range of 0.5% to 1.9% of the total revenues for all the hotels managed by IHR for any fiscal year. Our TRS Lessee has guaranteed all fees payable to IHR.

With the exception of the IHR management agreements at the Sheraton Cerritos and Hilton Times Square (which expire in 2012 and 2015, respectively; and, with respect to the Sheraton Cerritos, the management agreement automatically renews for successive two year terms and, with respect to the Hilton Times Square, we have the right to renew for one term of five years), the IHR management agreements expire in 2024 and provide us the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee between 2.25% and 3.0% of total revenue. These management agreements expire between 2014 and 2055, absent prior termination by either party. Additionally, eight of these management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of these management agreements requires payment of an incentive fee of 15.0% of the excess of gross operating profit over a certain threshold through 2011, an incentive fee equal to a fixed sum if gross operating profit is over a certain threshold for years 2012 and 2013 and thereafter 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue; and one of the management agreements requires payment of an incentive fee of 20.0% of gross operating profit, subject to deferral if Sunstone does not receive its priority distribution. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

Davidson. Our Embassy Suites Chicago, Illinois hotel is operated under a management agreement with Davidson. The agreement expires in 2015 and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The management agreement requires us to pay 2.0% of total revenue as a base management fee and calls for an incentive fee (capped at 1.0% of total revenue) of 15.0% of the excess of net operating income over a certain threshold and an additional incentive fee in the amount of 1.0% of total revenue upon achieving a certain level of net operating income.  The base and incentive management fees payable to Davidson under the management agreement have an aggregate cap of 4.0% of total revenue.

Denihan. Our Royal Palm Miami Beach, Florida hotel is operated under a management agreement with Denihan. The agreement expires in 2023 and provides us the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The management agreement requires us to pay a base management fee ranging from 1.0% to 2.5% of gross revenues from 2010 to 2023. In addition, the management agreement calls for payment of a leased food and beverage management fee equal to 2.0% of any leased food and beverage gross revenue. Furthermore, the management agreement calls for payment of an incentive fee of 15.0% of the excess of net operating income over a certain threshold through June 2013, an incentive fee of 20.0% of the excess of net operating income over a certain threshold for July 2013 through December 2014, and an incentive fee of 15.0% of the excess of net operating income over a certain threshold for 2015 through June 2023. During any renewal term, the management agreement calls for payment of a base management fee of 3.0% of gross revenue and an incentive fee equal to 15.0% of the excess of net operating income over $20.0 million. The base and incentive management fees together with the leased food and beverage fee payable to Denihan under the management agreement have an aggregate cap of 4.5% of gross revenue.

Fairmont. Our Fairmont Newport Beach, California hotel is operated under a management agreement with Fairmont. The agreement expires in 2015 (absent early termination by either party) and provides Fairmont with two extension options, the first option having a term of twenty years and the second option having a term of 10 years. The agreement requires us to pay 3.0% of total revenue as a base management fee and calls for payment of incentive fees ranging from 20.0% to 30.0% of the hotel’s net profit above certain net profit thresholds. The base and incentive management fees payable to Fairmont under the management agreement have an aggregate cap of 6.0% of total revenue. In addition, we entered into an agreement with Fairmont whereby Fairmont will provide us with a limited performance guaranty up to $6.0 million to ensure, subject to certain limitations, a return on equity to us. Under the terms of this agreement, we received $3.5 million of the $6.0 million performance guaranty during 2008, and $2.5 million of the performance guaranty during 2009. As of December 31, 2009, we have fully utilized this $6.0 million performance guaranty.

Hilton. Our Embassy Suites La Jolla, California hotel is operated under a management agreement with Hilton. The agreement expires in 2016 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay a base management fee ranging from 1.5% of gross revenue in 2006 to 2.25% of gross revenue in 2010 through 2016. The agreement includes an incentive fee of 15.0% of our net profit at the hotel in excess of certain net profit thresholds.

Hyatt. Our Hyatt Regency Newport Beach, California hotel is operated under a management agreement with Hyatt. This agreement expires in 2019 and provides either party the right to renew for successive periods of ten years (provided that the term of the agreement shall in no event extend beyond 2039), absent early termination by either party. The agreement requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds.

Sage. Our Hilton Del Mar, California hotel is operated under a management agreement with Sage. The agreement expires in 2015 and provides us the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.0% of total revenues as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over certain thresholds as an incentive management fee. The base and incentive management fees payable to Sage under the management agreement have an aggregate cap of 4.0% of total revenue.

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

Franchise Agreements

As of December 31, 2010, 14 of the 31 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors, however the Company guaranties certain obligations under the franchise agreements. Five of the hotels we deeded back in 2010 pursuant to our 2009 secured debt restructuring program remain subject to franchise agreements. If the franchise agreements on these five hotels were to be terminated, we may be liable for up to $19.6 million in termination fees.

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

We have formed the TRS Lessee as a wholly owned TRS. We lease each of our hotels to the TRS Lessee or one of its subsidiaries. These leases provide for a base rent plus variable rent based on occupied rooms and departmental revenues. These leases must contain economic terms which are similar to a lease between unrelated parties. If they do not, the IRS could impose a 100% excise tax on certain transactions between our TRS and us or our tenants that are not conducted on an arm’s-length basis. We believe that all transactions between us and the TRS Lessee are conducted on an arm’s-length basis. Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation.

The TRS Lessee has engaged eligible independent contractors to manage the hotels it leases from Sunstone Hotel Partnership, LLC.

Ground and Air Lease Agreements

At December 31, 2010, six of the 31 hotels are subject to ground or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2010, the remaining terms of these ground and air leases (including renewal options) range from approximately 38 to 86 years. These leases generally require us to make rental payments and payments for all or portions of charges, costs, expenses and liabilities, including real and personal property taxes, insurance and utilities associated with the leased property.

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

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2011, we had 35 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

The continuation or intensification of volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. Among other things, over time, the capital markets have experienced periods of extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Future dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

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

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of interest rates on mortgage debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010. Equity investor return expectations have also risen during the same time period. If capital costs increase from current levels, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has and may continue to decline below the amount of the debt securing such hotel real estate.

As of December 31, 2010, we had approximately $1.1 billion of outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt, approximately $98.3 million matures over the next four years (none in 2011, $33.3 million in 2012, $65.0 million in 2013, assuming we repay our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) remaining balance of $62.5 million at the first put date in 2013, and none in 2014). The $98.3 million does not include $14.8 million of scheduled loan amortization payments due in 2011, $17.0 million due in 2012, $18.1 million due in 2013, or $19.1 million due in 2014. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2010, we had $2.1 million in outstanding letters of credit.

During 2009, pursuant to a completed secured debt restructuring program, we voluntarily elected to cease the subsidization of debt service on mortgages securing some of our hotels. If operating fundamentals decline from 2010, we may voluntarily elect to cease the subsidization of debt service on additional mortgages in the future, which could reduce the number of hotels we own and our revenues and affect our ability to raise equity or debt financing.

In the context of determining whether to cease the subsidization of debt service on mortgages secured by some of our hotels, we balanced the interests of our stockholders against other considerations, including relationships with lenders whom we may in the future seek to do business. During 2009, pursuant to secured debt restructuring negotiations with respect to certain of our mortgage loans (the “2009 secured debt restructuring program”), we ultimately determined that it was in our best interest to voluntarily cease the subsidization of debt service shortfalls under four of our non-recourse mortgages totaling $303.9 million, which were secured by 11 of our hotels. During 2010, we transferred the titles on 10 of these hotels to either the lenders or new owners, and the related debt was extinguished. We reacquired the Renaissance Westchester in June 2010 for $26.0 million, including $1.2 million of restricted cash and related costs for a net purchase price of $24.8 million. In connection with this repurchase, the hotel’s $29.2 million non-recourse mortgage was cancelled. The title transfers of the 10 hotels reduced our assets and our debt, and could have an adverse effect on our ability to raise equity or debt capital in the future, as well as increase the cost of such capital. In addition, five of the 10 hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, we may be liable for up to $19.6 million in termination fees.

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

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. While we have worked to conduct fair negotiations with lenders holding mortgages secured by some of our hotels, our election to cease the subsidization of debt service on certain of such mortgages pursuant to our 2009 secured debt restructuring program may negatively impact our ability to secure favorable financing in the future. If we are unable to refinance our indebtedness on acceptable terms, or at all, and are unable to negotiate an extension with the lender, we may be in default or forced to sell one or more of our properties on potentially disadvantageous terms, which might increase our borrowing costs, result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense would increase, which would harm our operating results.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility contains, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt, as well as financial covenants relating to the performance of those properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit those properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Our Series C preferred stock contains financial covenants that could limit our financial flexibility and harm our financial condition.

Our Series C cumulative convertible preferred stock (the “Series C preferred stock”), contains fixed charge coverage and debt ratio limitations, and other financings that we may incur or assume in the future may contain financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Specifically, if we fail to meet certain financial covenants in the Series C preferred stock for four consecutive quarters a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. As of July 2010, the Series C preferred stock is redeemable at our option, in whole or in part, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date, without any prepayment penalties.

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

Two of our directors, Messrs. Alter and Wolff, are actively involved in the management of entities that invest in real estate, including hotels. Accordingly, these directors may have a conflict of interest in evaluating acquisition opportunities in which we and those entities both have a potential interest. These potential conflicts have been disclosed to, and reviewed and approved by the board of directors, and are evaluated by our board of directors on an ongoing basis.

We face competition for hotel acquisitions and dispositions, and we may not be successful in completing hotel acquisitions or dispositions that meet our criteria, which may impede our business strategy.

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Delays in the acquisition, renovation, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, renovation and development of real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. For example, we do not expect the renovation on the Royal Palm Miami Beach hotel that we acquired in 2010 to be completed prior to the fourth quarter of

2012. Renovation programs may take longer and cost more than initially expected. Therefore, stockholders may suffer delays in receiving cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. Furthermore, the price we agree to pay for a real property will be based on our projections of income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms or may have to pay a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

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

The mortgage loans we currently own, or mortgage loans we may invest in at a future date, may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on our investment.

The mortgage loans we currently own, or mortgage loans we may invest in at a future date, may be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We do not know whether the values of the properties securing the mortgage loans we currently own or any potential mortgage loans acquired in the future will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties were to drop, our risk would increase because of the lower value of the security associated with such loans.

The mortgage loans we currently own, or mortgage loans we may invest in at a future date, may be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

With respect to the mortgage loans we currently own, or mortgage loans we may invest in at a future date, we could yield a return that is lower than the current rate in existence when the loans were acquired. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons,  our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

The loans in which we invest may involve greater risks of loss than senior loans secured by income-producing real properties.

We invest in hotel loans, including mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than direct hotel investments because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

If we make or invest in mortgage loans with the intent of gaining ownership of the hotel secured by or pledged to the loan, our ability to perfect an ownership interest in the hotel is subject to the sponsor’s willingness to forfeit the property in lieu of the debt.

If we invest in a mortgage loan or note secured by the equity interest in a property with the intention of gaining ownership through the foreclosure process, the time it will take for us to perfect our interest in the property may depend on the sponsor’s willingness to cooperate during the foreclosure process. The sponsor may elect to file bankruptcy which could materially impact our ability to perfect our interest in the property and could result in a loss on our investment in the debt or note.

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

We periodically review each of our hotels and any related goodwill for possible impairment. In 2010, we recognized an impairment loss of $1.9 million to property and goodwill impairment losses related to an office building and land adjacent to one of our hotels based on estimated proceeds expected to be received from the possible sale of this property. During 2009, we recognized impairment losses totaling $252.2 million, which included:  $25.5 million to property and goodwill impairment losses to reduce the carrying value of one hotel and one parcel of land adjacent to one of our hotels on our balance sheets to their fair values; $3.9 million to property and goodwill impairment losses related to goodwill on two of our hotels; $1.4 million to property and goodwill impairment losses related to the write-off of deferred costs associated with a potential time share development; $26.0 million to equity in net losses of unconsolidated joint ventures in order to reduce our investment in the Doubletree Guest Suites Times Square joint venture to zero on our balance sheets; $192.3 million to discontinued operations to reduce the carrying values of 11 hotels on our balance sheet to their fair values; and, $3.0 million to discontinued operations related to goodwill on four hotels. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

We own primarily upper upscale and upscale hotels, and the upper upscale and upscale segments of the lodging market are highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

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

A significant portion of our hotels are geographically concentrated in California and, accordingly, we could be disproportionately harmed by an economic downturn in this area of the country or a natural disaster, such as an earthquake.

As of December 31, 2010, nine of the 31 hotels, the largest concentration of our hotels in any state, representing approximately 25% of our rooms and approximately 24% of our 2010 revenues generated by the 31 hotels, are located in California. The concentration of our hotels in California exposes our business to economic conditions, competition and real and personal property tax rates unique to California. Natural disasters in California, such as earthquakes, fires or mudslides, would disproportionately affect our hotel portfolio. The California economy and tourism industry, in comparison to other parts of the country, is negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment and high technology industries. It is also possible that because of our California concentration, a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California could harm our revenue or increase our operating expenses in that state.

The operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and room nights generated by other large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Because most of our hotels are operated under franchise agreements or are brand managed, termination of these franchise or management agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2010, 27 of the 31 hotels, representing approximately 86% of our rooms, were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Fairmont, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise or management agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, leverage opportunity or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

In order to qualify as a REIT, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage our hotels. Thus, independent management companies, including IHR, Marriott, Davidson, Denihan, Fairmont, Hilton, Hyatt and Sage, control the daily operations of our hotels.

As of December 31, 2010, IHR operated 13 of the 31 hotels. Additionally, subsidiaries of Marriott operated 12 of our hotels, and Davidson, Denihan, Fairmont, Hilton, Hyatt and Sage each operated one of our hotels. Under the terms of our management agreements with these companies, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we do not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

If our management companies are not successful in managing our hotels or we terminate any of our management agreements and enter into new agreements with different management companies, the day to day operations of our hotels may be disrupted.

As of December 31, 2010, 13 of the 31 hotels are managed and operated by IHR pursuant to management agreements with the TRS Lessee or its subsidiaries. In addition, 18 of the 31 hotels are managed by Marriott, Davidson, Denihan, Fairmont, Hilton, Hyatt or Sage under management agreements with the TRS Lessee or its subsidiaries. Three of these agreements were entered into during 2010.  If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us. Also, we cannot assure you that a new management company would be successful in managing our hotels.

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

Due to certain federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we lease our hotel properties to the TRS Lessee, which contracts with third party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee to make rent payments under these leases. In general, under the leases with the TRS Lessee, we will receive from the TRS Lessee both fixed rent and variable rent based upon a percentage of gross revenues and the number of occupied rooms. As a result, we participate in the operations of our hotels only through our share of rent paid pursuant to the leases.

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

Because six of the 31 hotels are subject to ground or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the land underlying six of the 31 hotels are based upon our interest under long-term ground or air leases with unaffiliated parties. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2010, the terms of these ground or air leases (including renewal options) range from approximately 38 to 86 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground or air leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof exceeds available insurance proceeds.

Risks Related to Our Organization and Structure

Provisions of Maryland law and our organizational documents may limit the ability of a third party to acquire control of our company and may serve to limit our stock price.

Provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. The board of directors has granted waivers of the aggregate stock and common stock ownership limits to three “look through entities” such as mutual or investment funds. These three entities may beneficially own up to 18% in number or value of our common stock and our capital stock. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

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

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with a qualified substitute, such person’s departure could harm our operations and financial condition. Our former Chief Executive Officer, Arthur L. Buser, resigned in December 2010, and we promoted Kenneth E. Cruse from Executive Vice President and Chief Financial Officer to President and Chief Financial Officer. In addition, in February 2011, we announced the appointment of John V. Arabia to replace Mr. Cruse as Chief Financial Officer.

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

Quarterly revenue may also be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, airline strikes, economic factors and other considerations affecting travel. Seasonal fluctuations in revenue may affect our ability to make distributions to our stockholders or to fund our debt service.

The use of internet travel intermediaries by consumers may harm our profitability as a result of increased commissions or lower room rates.

Some of our hotel rooms are booked through independent third party internet travel intermediaries. Because we may continue to selectively use these third party internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or achieve other significant contract concessions from us. If the amount of sales made through internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

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

In addition, hotels may not be readily converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures and may give rise to substantial payments to our franchisors, management companies and lenders.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of the 31 hotels, nine are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states.

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

In connection with the formation and structuring transactions consummated at the time of our initial public offering, we assumed the liabilities (known and unknown) associated with certain properties and entities contributed to us in connection with those formation and structuring transactions. In addition, in connection with IHR’s agreement to purchase the corporate subsidiary of Sunstone Hotel Investors, LLC that managed certain of our hotels and employed the employees of such hotels, IHR required that we indemnify it from any liabilities of the corporate subsidiary that accrued prior to the consummation of our initial public offering. These potential liabilities may include, without limitation, liabilities associated with the employees who currently work or previously worked for the corporate subsidiary. At this time, we are not aware of, or able to quantify, any potential liabilities which may arise as a result of our acquisition of the hotel properties and entities in these formation and structuring transactions or the indemnification of IHR. Any such claims could give rise to economic liabilities which could be substantial and for which we would have no recourse. If any such liability is established against us, our financial condition could be harmed.

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2010, our stock price fluctuated from a low of $8.14 to a high of $13.42. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

We paid a quarterly cash dividend of $0.50 per share of Series A cumulative redeemable preferred stock, or the Series A preferred stock, and a quarterly cash dividend of $0.393 per share of Series C preferred stock in each of January, April, July and October 2010. In October 2010, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share of Series A preferred stock, and a quarterly cash dividend of $0.393 per share of Series C preferred stock. We paid such dividends in January 2011. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our capital requirements. In addition, our Series C preferred stock contains covenants that may restrict us from paying dividends or making distributions. Consequently, our dividends may fluctuate or may be eliminated depending on changes in our operations.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. The Internal Revenue Service issued Revenue Procedure 2009-15 which provided guidance stating that certain stock distributions made by REITs and declared with respect to taxable years of REITs ending on or before December 31, 2009 would qualify for the dividends paid deduction. To satisfy the conditions of Revenue Procedure 2009-15, we would be required to, among other things, provide each stockholder the opportunity to elect to receive its distribution in either cash or stock, and any limitation on the aggregate amount of cash distributed must not be less than 10% of the aggregate value of the distribution. Revenue Procedure 2009-15 expires on December 31, 2011, and any extension of those provisions is uncertain. If we elect to pay subsequent dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock, we would do so only after obtaining prior approval from the Internal Revenue Service. Changes in our dividend policy could adversely affect the price of our stock.

Shares of our common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock. As of December 31, 2010, the Operating Partnership had $62.5 million outstanding in aggregate principal amount of Senior Notes exchangeable under certain conditions for shares of our common stock at an exchange rate equal to 32.9179 shares of our common stock for each $1,000 principal amount of notes (which equates to an exchange price of $30.38 per share) for a total of approximately 2.1 million shares. The exchange rate is subject to further adjustment for various reasons, including as a result of the payment of dividends to common stockholders.

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

We have not paid a dividend on our common stock since January 2009. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates, the absence of dividends or changes in our dividend rate in the future could cause the market price of our shares to decrease.

Item  1B.                  Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2010:

Hotel	City	State	Chain Scale Segment(1)	Service Category	Rooms	Manager
Marriott	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott	Del Mar	California	Upper Upscale	Full Service	284	Marriott
Marriott	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott	Philadelphia	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott	Rochester	Minnesota	Upper Upscale	Full Service	203	IHR
Marriott	Troy	Michigan	Upper Upscale	Full Service	350	Marriott
Marriott	Tysons Corner	Virginia	Upper Upscale	Full Service	396	Marriott
Courtyard by Marriott (2)	Los Angeles	California	Upscale	Select Service	179	IHR
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld® (3)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington D.C.	Washington, D.C.	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Marriott
Residence Inn by Marriott	Rochester	Minnesota	Upscale	Extended Stay	89	IHR
Fairmont (2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton	Del Mar	California	Upper Upscale	Full Service	257	Sage
Hilton	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton (2)	Times Square	New York	Upper Upscale	Full Service	460	IHR
Doubletree	Minneapolis	Minnesota	Upscale	Full Service	229	IHR
Embassy Suites	Chicago	Illinois	Upper Upscale	Full Service	367	Davidson
Embassy Suites	La Jolla	California	Upper Upscale	Full Service	340	Hilton
Hyatt Regency (2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
Sheraton (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR
Independent—Kahler Inn & Suites	Rochester	Minnesota	Upper Midscale	Extended Stay	271	IHR
Independent—Royal Palm	Miami Beach	Florida	Upscale	Full Service	409	Denihan
Independent—The Kahler Grand	Rochester	Minnesota	Upscale	Full Service	668	IHR
Independent—Valley River Inn	Eugene	Oregon	Upscale	Full Service	257	IHR

Total number of rooms					11,722

(1)                   As defined by Smith Travel Research.

(2)                   Subject to a ground or air lease with an unaffiliated third party.

(3)                   85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2010, we also have a 38% equity interest in a joint venture that owns the 460-room Doubletree Guest Suites Times Square, located in New York City, New York. We also own an 88,000 square foot commercial laundry facility in Rochester, Minnesota and lease a 65,000 square foot commercial laundry facility in Salt Lake City, Utah. The commercial laundry facility in Rochester, Minnesota services our hotels in the area, as well as the Mayo Clinic and other surrounding hospitals and businesses. The commercial laundry facility in Salt Lake City, Utah services our hotels in the area, as well as third party contracts. In addition, we own one undeveloped parcel of land in Craig, Colorado and an office building in Troy, Michigan.

In January 2011, we purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the hotel.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, D.C. The following tables summarize the 31 hotels by region as of December 31, 2010, and the operating statistics by region for 2010, 2009 and 2008 (operating statistics may include periods prior to when we acquired or reacquired our interest in the hotels):

Region	Number of Hotels	Number of Rooms	Percentage of 2010 Revenues
California (1)	9	2,983	24.3%
Other West(2)	5	1,575	9.9%
Midwest (3)	7	2,177	14.2%
East (4)	10	4,987	51.6%

Total	31	11,722	100.0%

	2010				2009				2008
Region	Occupancy		ADR	RevPAR	Occupancy		ADR	RevPAR	Occupancy	ADR	RevPAR
California (1)	75.0%		$124.37	$93.28	72.5%		$125.45	$90.95	78.6%	$148.12	$116.42
Other West(2)	62.7%		$111.86	$70.14	66.7%		$115.58	$77.09	78.2%	$123.34	$96.45
Midwest (3)	64.5%		$131.76	$84.99	64.7%		$126.54	$81.87	67.0%	$146.80	$98.36
East (4)	70.6%		$182.26	$128.68	69.2%		$178.67	$123.64	73.2%	$204.31	$149.55
Weighted Average	69.6%		$149.11	$103.78	68.9%		$147.09	$101.35	74.1%	$168.12	$124.58
Year-over-year change	70	bps	1.4%	2.4%	(520	)bps	(12.5)%	(18.6)%	NA	NA	NA

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

Item  4.                                Removed and Reserved

PART II

Item  5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 11, 2011, the last reported price per share of common stock on the NYSE was $10.61. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2009:
First Quarter	$5.95	$1.99	$0.00
Second Quarter	$7.61	$2.50	$0.00
Third Quarter	$7.61	$4.37	$0.00
Fourth Quarter	$9.03	$6.95	$0.00
2010:
First Quarter	$11.18	$8.14	$0.00
Second Quarter	$13.42	$9.86	$0.00
Third Quarter	$10.95	$8.27	$0.00
Fourth Quarter	$10.93	$9.33	$0.00

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

As of February 11, 2011, we had approximately 29 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2010 Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 — October 31, 2010	—	$—	—	$—
November 1, 2010 — November 30, 2010	—	$—	—	$—
December 1, 2010 — December 31, 2010	101,280	$10.48	—	$—
Total	101,280

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating Data ($ in thousands):
Revenues:
Room	$428,412	$408,150	$504,104	$492,240	$380,839
Food and beverage	164,378	161,963	201,952	199,831	156,117
Other operating	50,300	53,744	59,140	53,686	42,284
Total revenues	643,090	623,857	765,196	745,757	579,240
Operating expenses:
Room	109,935	101,780	113,987	109,902	86,922
Food and beverage	120,650	118,629	145,576	144,518	111,204
Other operating	26,871	26,916	29,823	29,755	26,545
Advertising and promotion	33,182	32,295	35,676	34,619	27,576
Repairs and maintenance	28,049	27,360	29,579	27,769	23,372
Utilities	25,232	24,895	28,731	25,840	21,858
Franchise costs	21,474	20,656	24,658	23,770	19,051
Property tax, ground lease and insurance	42,349	43,352	44,993	43,791	39,858
Property general and administrative	77,101	72,823	86,797	86,055	69,395
Corporate overhead	28,803	25,242	21,511	27,849	18,640
Depreciation and amortization	95,500	93,795	93,759	89,925	65,238
Property and goodwill impairment losses	1,943	30,852	57	—	—
Total operating expenses	611,089	618,595	655,147	643,793	509,659
Operating income	32,001	5,262	110,049	101,964	69,581
Equity in net earnings (losses) of unconsolidated joint ventures	555	(27,801)	(1,445)	(3,588)	140
Interest and other income	111	1,388	3,639	8,880	4,074
Interest expense	(70,830)	(76,539)	(83,176)	(77,463)	(54,702)
Gain (loss) on extinguishment of debt	—	54,506	—	(417)	(9,976)
Income (loss) from continuing operations	(38,163)	(43,184)	29,067	29,376	9,117
Income (loss) from discontinued operations	76,705	(226,424)	42,171	94,500	44,120

Net income (loss)	38,542	(269,608)	71,238	123,876	53,237
Dividends paid on unvested restricted stock compensation	—	(447)	(814)	(1,007)	(856)
Preferred stock dividends and accretion	(20,652)	(20,749)	(20,884)	(20,795)	(19,616)
Undistributed income allocated to unvested restricted stock compensation	(102)	—	—	(222)	—
Undistributed income allocated to Series C preferred stock	—	—	—	(1,397)	—
Income available (loss attributable) to common stockholders	$17,788	$(290,804)	$49,540	$100,455	$32,765
Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$(0.59)	$(0.92)	$0.14	$0.10	$(0.20)
Cash dividends declared per common share (1)	$0.00	$0.00	$1.20	$1.31	$1.22
Balance sheet data ($ in thousands):
Investment in hotel properties, net	$2,034,223	$1,923,392	$2,004,914	$2,002,329	$1,696,885
Total assets	$2,436,106	$2,513,530	$2,805,611	$3,049,152	$2,760,373
Total debt (2)	$1,143,303	$1,203,797	$1,389,783	$1,394,904	$1,170,778
Total liabilities	$1,236,807	$1,526,867	$1,791,103	$1,836,894	$1,624,583
Equity	$1,099,299	$886,767	$914,812	$1,112,762	$1,036,494

(1)                   Does not include non-cash common stock dividend of $0.60 per share declared in 2008.

(2)                   Does not include debt which has been reclassified to discontinued operations.

Item  7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust, or REIT. A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages third parties to manage our hotels. In addition, as of December 31, 2010, we owned 50% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, we purchased the outside 50% share in BuyEfficient for $8.6 million, and as a result, we are now the sole owner of BuyEfficient.

We own primarily upper upscale and upscale hotels in the United States. As of December 31, 2010, we owned 31 hotels (the “31 hotels”). Of the 31 hotels, we classify 29 as upscale or upper upscale, one as luxury and one as upper midscale as defined by Smith Travel Research, Inc. In addition to our wholly owned hotels, as of December 31, 2010, we owned a 38% equity interest in a joint venture that owns the Doubletree Guest Suites Times Square in New York, and we owned other non-hotel investments. In January 2011, we purchased the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture for approximately $37.5 million. As a result, we are now the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from travelers who prefer non-branded hotels that focus on highly customized service standards.

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

During 2010, we began to see improving business and consumer sentiment, which may point to an impending economic recovery, and which may lead to a period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. Consistent with our cycle-appropriate strategy, we believe that acquiring hotels now may likely create long-term value, and we expect to deploy a portion of our cash balance in 2011 towards selective hotel acquisitions. During 2010, we selectively deployed a portion of our cash to fund certain transactions such as the purchase of two hotel loans for $4.0 million, which had a combined principal amount of $35.0 million, and the acquisition of the Royal Palm Miami Beach for a net purchase price of $117.6 million, excluding transaction costs. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010.

Consistent with our cycle-appropriate strategy, during 2010, we issued 19,500,000 shares of our common stock. Net proceeds from this offering of approximately $190.6 million were contributed to our subsidiary, Sunstone Hotel Partnership LLC, which will use the proceeds for growth capital expenditures, future acquisitions and other general corporate purposes, including working capital.

As of December 31, 2010, the weighted average term to maturity of our debt is approximately 7 years, and 100% of our debt is fixed rate with a weighted average interest rate of 5.5%. Of our total debt, approximately $98.3 million matures over the next four years (none in 2011, $33.3 million in 2012, $65.0 million in 2013, assuming we repay our Senior Notes remaining balance of $62.5 million at the first put date in 2013 and none in 2014). The $98.3 million does not include $14.8 million of scheduled loan amortization payments due in 2011, $17.0 million due in 2012, $18.1 million due in 2013, or $19.1 million due in 2014. In January 2011, we purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The hotel is encumbered by approximately $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012 and bears a blended interest rate of LIBOR + 115 basis points. We expect to refinance this debt during 2011 and intend to fund any refinancing shortfalls with existing cash.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 31 hotels except the Royal Palm Miami Beach, which is undergoing renovation and repositioning that began in 2010. Our Comparable Portfolio also includes operating results for the Renaissance Westchester for all periods presented, including the period in 2010 while it was held in receivership;

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

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, as well as hotel space leased by third parties.

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

•                  Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, but property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality;

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, professional fees, travel expenses, and management fees;

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, severance expense, acquisition and due diligence costs, professional fees, travel expenses and office rent;

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•                  Property and goodwill impairment losses expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value and to write-off goodwill in association with our impairment evaluations.

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two-year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 2.6% as compared to 2009. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. We expect hotel demand to strengthen in 2011.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009 served to restrict credit and tighten lending standards, which resulted in a meaningful curtailment of funding for new hotel construction projects. Moreover, with demand still meaningfully below peak levels, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer return targets can be achieved, and until the construction financing markets recover. Given the one to three year timeline needed to construct a typical hotel, we expect a window of at least two to four years during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

•                  Revenues and expenses. We believe that marginal improvements in RevPAR index, even in the face of declining revenues, are a good indicator of the relative quality and appeal of our hotels, and our operators’ effectiveness in maximizing revenues. Similarly, we also evaluate our operators’ effectiveness in minimizing incremental operating expenses in the context of increasing revenues or, conversely, in reducing operating expenses in the context of declining revenues.

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR, as increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in less EBITDA margin improvement.

With respect to maximizing operational flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators may have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without adversely affecting the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 31 hotels (11,722 rooms) as of December 31, 2010 and 29 hotels (10,966 rooms) as of December 31, 2009. Income from discontinued operations for 2010 includes: the results of operations and the gain on extinguishment of debt for the eight hotels which secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight” hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park)), which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; the results of operations and the gain on extinguishment of debt for the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program; the gain on extinguishment of debt for the W San Diego, which was deeded back to the lender in July 2010 pursuant to our 2009 secured debt restructuring program; and the gain on extinguishment of debt for the Renaissance Westchester, which we reacquired in June 2010. Loss from discontinued operations for 2009 includes the results of operations for the Marriott Napa Valley,

Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the Mass Mutual eight hotels, Marriott Ontario Airport, W San Diego, and Renaissance Westchester which have been deconsolidated from our operations due to the deed backs and title transfers noted above. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2010	2009	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$428,412	$408,150	$20,262	5.0%
Food and beverage	164,378	161,963	2,415	1.5%
Other operating	50,300	53,744	(3,444)	(6.4)%
Total revenues	643,090	623,857	19,233	3.1%
OPERATING EXPENSES
Hotel operating	407,742	395,883	11,859	3.0%
Property general and administrative	77,101	72,823	4,278	5.9%
Corporate overhead	28,803	25,242	3,561	14.1%
Depreciation and amortization	95,500	93,795	1,705	1.8%
Property and goodwill impairment losses	1,943	30,852	(28,909)	(93.7)%
Total operating expenses	611,089	618,595	(7,506)	(1.2)%
Operating income	32,001	5,262	26,739	508.2%
Equity in net earnings (losses) of unconsolidated joint ventures	555	(27,801)	28,356	102.0%
Interest and other income	111	1,388	(1,277)	(92.0)%
Interest expense	(70,830)	(76,539)	5,709	7.5%
Gain on extinguishment of debt	—	54,506	(54,506)	(100.0)%
Loss from continuing operations	(38,163)	(43,184)	5,021	11.6%
Income (loss) from discontinued operations	76,705	(226,424)	303,129	133.9%
Net income (loss)	38,542	(269,608)	308,150	114.3%
Dividends paid on unvested restricted stock compensation	—	(447)	447	100.0%
Preferred stock dividends and accretion	(20,652)	(20,749)	97	0.5%
Undistributed income allocated to unvested restricted stock compensation	(102)	—	(102)	(100.0)%
Income available (loss attributable) to common stockholders	$17,788	$(290,804)	$308,592	106.1%

The following table presents our operating results for our total portfolio for 2009 and 2008, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (10,966 rooms) as of December 31, 2009 and 2008. Loss from discontinued operations for 2009 includes the results of operations for the Marriott Napa Valley, Marriott Riverside, and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the Mass Mutual eight hotels deeded back to the lender in November 2010, Marriott Ontario Airport sold by the receiver in August 2010, W San Diego deeded back to the lender in July 2010, and Renaissance Westchester reacquired by the Company in June 2010. Income from discontinued operations for 2008 includes the results of operations for the Hyatt Regency Century Plaza and Crowne Plaza Grand Rapids which were sold in 2008, the results of operations for the Marriott Napa Valley, Marriott Riverside and Hyatt Suites Atlanta Northwest which were sold in 2009, as well as the Mass Mutual eight hotels, Marriott Ontario Airport, W San Diego, and Renaissance Westchester which have been deconsolidated from our operations due to the deed backs and title transfers noted above. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2009	2008	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$408,150	$504,104	$(95,954)	(19.0)%
Food and beverage	161,963	201,952	(39,989)	(19.8)%
Other operating	53,744	59,140	(5,396)	(9.1)%
Total revenues	623,857	765,196	(141,339)	(18.5)%
OPERATING EXPENSES
Hotel operating	395,883	453,023	(57,140)	(12.6)%
Property general and administrative	72,823	86,797	(13,974)	(16.1)%
Corporate overhead	25,242	21,511	3,731	17.3%
Depreciation and amortization	93,795	93,759	36	0.0%
Property and goodwill impairment losses	30,852	57	30,795	54,026.3%
Total operating expenses	618,595	655,147	(36,552)	(5.6)%
Operating income	5,262	110,049	(104,787)	(95.2)%
Equity in net losses of unconsolidated joint ventures	(27,801)	(1,445)	(26,356)	(1,823.9)%
Interest and other income	1,388	3,639	(2,251)	(61.9)%
Interest expense	(76,539)	(83,176)	6,637	8.0%
Gain on extinguishment of debt	54,506	—	54,506	100.0%
Income (loss) from continuing operations	(43,184)	29,067	(72,251)	(248.6)%
Income (loss) from discontinued operations	(226,424)	42,171	(268,595)	(636.9)%
Net income (loss)	(269,608)	71,238	(340,846)	(478.5)%
Dividends paid on unvested restricted stock compensation	(447)	(814)	367	45.1%
Preferred stock dividends and accretion	(20,749)	(20,884)	135	0.6%
Income available (loss attributable) to common stockholders	$(290,804)	$49,540	$(340,344)	(687.0)%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our hotel portfolio for the years ended December 31, 2010, 2009 and 2008. The comparisons do not include the results of operations for the three hotels sold in 2009 and the two hotels sold in 2008. The comparisons also do not include the W San Diego and the Mass Mutual eight hotels which were deeded back to their respective lenders in 2010, or the Marriott Ontario Airport which was sold by the receiver in 2010.

	2010			2009			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio (31 hotels) (1)	69.6%	$149.11	$103.78	68.9%	$147.09	$101.35	70	bps	1.4%	2.4%
Comparable Portfolio (30 hotels) (2)	70.0%	$148.83	$104.18	69.0%	$147.19	$101.56	100	bps	1.1%	2.6%

	2009			2008			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio (31 hotels) (1)	68.9%	$147.09	$101.35	74.1%	$168.12	$124.58	(520	)bps	(12.5)%	(18.6)%
Comparable Portfolio (30 hotels) (2)	69.0%	$147.19	$101.56	74.2%	$167.68	$124.42	(520	)bps	(12.2)%	(18.4)%

(1)                   Includes results for the 31 hotels owned by the Company as of December 31, 2010, including the Renaissance Westchester, reacquired by the Company in June 2010, and the Royal Palm Miami Beach, acquired by the Company in August 2010, for all periods presented.

(2)                   Includes the Company’s total portfolio noted above, but excludes the Royal Palm Miami Beach which is undergoing renovation and repositioning beginning in 2010.

Non-GAAP Financial Measures. The following table reconciles income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2010, 2009 and 2008. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2010	2009	2008
Income available (loss attributable) to common stockholders	$17,788	$(290,804)	$49,540
Dividends paid on unvested restricted stock compensation	—	447	814
Series A and C preferred stock dividends	20,652	20,749	20,884
Undistributed income allocated to unvested restricted stock compensation	102	—	—
Operations held for investment:
Depreciation and amortization	95,500	93,795	93,759
Amortization of lease intangibles	281	—	—
Interest expense	65,457	71,940	78,538
Interest expense — default rate	884	472	—
Amortization of deferred financing fees	1,597	1,823	1,133
Write-off of deferred financing fees	1,585	284	—
Loan penalties and fees	311	207	—
Non-cash interest related to discount on Senior Notes	996	1,813	3,505
Unconsolidated joint ventures:
Depreciation and amortization	52	5,131	5,000
Interest expense	—	2,614	5,168
Amortization of deferred financing fees	—	192	1,547
Discontinued operations:
Depreciation and amortization	5,432	17,265	25,655
Interest expense	8,639	16,941	18,049
Interest expense — default rate	7,071	1,407	—
Amortization of deferred financing fees	441	566	569
Loan penalties and fees	1,021	3,784	—

	2010	2009	2008
EBITDA	227,809	(51,374)	304,161
Operations held for investment:
Amortization of deferred stock compensation	3,942	4,055	3,975
(Gain) loss on sale of other assets	382	(375)	—
Gain on extinguishment of debt	—	(54,506)	—
Impairment loss	1,943	30,852	57
Closing costs — Royal Palm Miami Beach acquisition	6,796	—	—
Due diligence costs — abandoned project	959	—	—
Costs associated with CEO severance	2,242	—	—
Bad debt expense on corporate note receivable	—	5,557	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	32	47	47
Impairment loss	—	26,007	—
Discontinued operations:
Gain on extinguishment of debt	(86,235)	—	—
(Gain) loss on sale of hotel properties	—	13,052	(26,013)
Impairment loss	—	195,293	2,847
	(69,939)	219,982	(19,087)
Adjusted EBITDA	$157,870	$168,608	$285,074

Adjusted EBITDA was $157.9 million in 2010 as compared to $168.6 million in 2009 and $285.1 million in 2008. Adjusted EBITDA decreased in 2010 as compared to 2009 primarily due to decreased operating income from discontinued operations combined with increased costs incurred during 2010 to transition our hotels to new management companies. Adjusted EBITDA decreased in 2009 as compared to 2008 primarily due to decreased earnings at our hotels.

The following table reconciles income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the years ended December 31, 2010, 2009 and 2008. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2010	2009	2008
Income available (loss attributable) to common stockholders	$17,788	$(290,804)	$49,540
Dividends paid on unvested restricted stock compensation	—	447	814
Series C preferred stock dividends (1)	—	—	6,784
Undistributed income allocated to unvested restricted stock compensation	102	—	—
Operations held for investment:
Real estate depreciation and amortization	94,950	93,248	92,953
Amortization of lease intangibles	281	—	—
(Gain) loss on sale of other assets	382	(375)	—
Unconsolidated joint ventures:
Real estate depreciation and amortization	—	5,060	4,949
Discontinued operations:
Real estate depreciation and amortization	5,432	17,265	25,655
(Gain) loss on sale of hotel properties	—	13,052	(26,013)
FFO	118,935	(162,107)	154,682

	2010	2009	2008
Operations held for investment:
Interest expense — default rate	884	472	—
Write-off of deferred financing fees	1,585	284	—
Loan penalties and fees	311	207	—
Gain on extinguishment of debt	—	(54,506)	—
Impairment loss	1,943	30,852	57
Closing costs — Royal Palm Miami Beach acquisition	6,796	—	—
Due diligence costs — abandoned project	959	—	—
Costs associated with CEO severance	2,242	—	—
Amortization of deferred stock compensation associated with CEO severance	1,074	—	—
Bad debt expense on corporate note receivable	—	5,557	—
Unconsolidated joint ventures:
Impairment loss	—	26,007	—
Discontinued operations:
Interest expense — default rate	7,071	1,407	—
Loan penalties and fees	1,021	3,784	—
Gain on extinguishment of debt	(86,235)	—	—
Impairment loss	—	195,293	2,847
	(62,349)	209,357	2,904
Adjusted FFO	$56,586	$47,250	$157,586

(1)                   Our Series C preferred stock has been excluded from the calculation of FFO and Adjusted FFO for the years ended December 31, 2010 and 2009 as their inclusion would have been anti-dilutive.

Adjusted FFO was $56.6 million in 2010 as compared to $47.3 million in 2009 and $157.6 million in 2008. Adjusted FFO increased in 2010 as compared to 2009 primarily due to lower interest expense, partially offset by decreased operating income from discontinued operations combined with increased costs incurred during 2010 to transition our hotels to new management companies. Adjusted FFO decreased in 2009 as compared to 2008 primarily due to decreased earnings at our hotels, partially offset by lower interest expense.

Room revenue. Room revenue increased $20.3 million, or 5.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The results of operations for the Renaissance Westchester are included in continuing operations from the date we reacquired the hotel (June 2010) forward. The 2009 results of operations for the Renaissance Westchester are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver. In addition, we acquired the Royal Palm Miami Beach hotel in August 2010. Room revenue generated by the Renaissance Westchester and included in continuing operations as well as room revenue generated by the Royal Palm Miami Beach (the “new hotels”) for 2010 was $10.3 million. Room revenue generated by the 29 hotels we acquired prior to January 1, 2008 (our “existing portfolio”) increased $10.0 million in 2010 as compared to 2009 due to an increase in occupancy ($5.3 million) combined with an increase in ADR ($4.7 million).

Room revenue decreased $96.0 million, or 19.0%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Room revenue generated by our existing portfolio decreased in 2009 as compared to 2008 due to a decrease in occupancy ($26.2 million) combined with a decrease in ADR ($69.8 million).

Food and beverage revenue. Food and beverage revenue increased $2.4 million, or 1.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Food and beverage revenue generated by the new hotels in 2010 was $3.8 million. Food and beverage revenue generated from our existing portfolio decreased $1.4 million in 2010 as compared to 2009. This decrease is primarily due to lower revenues generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration. Food and beverage revenue also decreased in 2010 as compared to 2009 due to a reduction in business at our Houston, Texas hotels with one customer who is operating under a contract with the United States government. Additionally, many of our hotels began to consolidate food and beverage outlets during 2009 in order to maximize profitability, which continued into 2010.

Food and beverage revenue decreased $40.0 million, or 19.8%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Food and beverage revenue generated from our existing portfolio decreased in 2009 as compared to 2008 primarily due to declines in occupancy, as well as to a reduction in city-wide conventions and meetings held at our hotels, which caused decreases in banquet, catering, restaurant and room service revenue. Restaurant revenue also decreased in 2009 as compared to 2008 as many of our hotels closed their restaurants during slow periods of the day in order to save costs.

Other operating revenue. Other operating revenue decreased $3.4 million, or 6.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Other operating revenue generated by the new hotels in 2010 was $0.9 million. Other operating revenue generated by our existing portfolio decreased $4.3 million in 2010 compared to 2009. A substantial portion of our other operating revenue in 2009 resulted from a performance guaranty provided by the manager of the Fairmont Newport Beach. We recognized $2.5 million of the $6.0 million performance guaranty during 2009, and zero during 2010. As of December 31, 2009, we had fully utilized the entire $6.0 million performance guaranty. Other operating revenue also decreased in 2010 as compared to 2009 due to decreased cancellation, attrition, telephone and guest movie revenue in our existing portfolio slightly offset by increased parking and spa revenue in our existing portfolio and increased revenue at our two commercial laundry facilities.

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

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $11.9 million, or 3.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Hotel operating expenses generated by the new hotels in 2010 totaled $10.7 million. Hotel operating expenses for our existing portfolio increased $1.2 million during 2010 as compared to 2009. This increase in hotel operating expenses is primarily related to the increase in related room revenue. In addition, hotel operating expenses increased in 2010 as compared to 2009 due to costs incurred of $0.2 million during 2010 related to our management company transitions, increased franchise fees and assessments due to higher revenue, and increased ground lease expense due to higher costs at several of our hotels. These increases were partially offset by decreases in the following expenses: food and beverage expense and other operating expense due to the decline in related revenue; departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009; repairs and maintenance as the hotels continued to cancel or delay unnecessary expenditures; utilities due to reductions in gas rates and usage at several of our hotels; and property taxes due to reassessments on several of our hotels.

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

Property general and administrative expense. Property general and administrative expense increased $4.3 million, or 5.9%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Property general and administrative expense generated by the new hotels in 2010 totaled $2.3 million. Hotel operating expenses for our existing portfolio increased $2.0 million during 2010 as compared to 2009. Management fees and credit and collection expenses increased in our existing portfolio due to the increase in revenue. In addition, property general and administrative expense in our existing portfolio increased due to increased payroll, employee recruitment, relocation and training. These increases were partially offset by decreased legal and sales tax audit expenses.

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

Corporate overhead expense. Corporate overhead expense increased $3.6 million, or 14.1%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to increased due diligence costs. During 2010 we incurred due diligence costs of $6.8 million related to our acquisition of the Royal Palm Miami Beach, which primarily related to costs specific with the foreclosure auction process as well as the acquisition of a portion of the hotel’s outstanding debt at a discount. Previously, these due diligence costs would have been capitalized as part of the acquisition; however, under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) revised business combinations guidance, these costs are expensed for acquisitions on or after January 1, 2009. We incurred an additional $1.3 million in due diligence costs during 2010 related to acquisition projects that were abandoned, as compared to $0.2 million in due diligence costs incurred in 2009. In addition, corporate overhead expense increased in 2010 as compared to 2009 due to $3.3 million in CEO severance expenses, increased legal expenses and by $0.5 million in retention bonuses accrued during 2010 to incentivize certain hotel-level employees to stay through the management company transitions. These increases were partially offset by decreased bad debt expense. In December 2009, we determined that a $5.6 million note received from the buyer of 13 hotels we sold in 2006, along with the related interest accrued on the note may be uncollectible. As such, we recorded bad debt expense of $5.6 million to corporate overhead in 2009 to reserve against both the discounted note and the related interest receivable. Corporate overhead expenses also decreased in 2010 as compared to 2009 due to decreased sales tax expense, office rent, and relocation expense.

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

Depreciation and amortization expense. Depreciation and amortization expense increased $1.7 million, or 1.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Depreciation and amortization expense generated by the new hotels in 2010 totaled $2.5 million. Depreciation and amortization in our existing portfolio decreased $0.8 million during 2010 as compared to 2009 primarily due to the fact that we reduced the depreciable assets of our existing portfolio by $25.4 million during the second quarter of 2009, as well as due to reduced renovations and purchases of furniture, fixtures and equipment for our hotel properties.

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

Property and goodwill impairment losses. Property and goodwill impairment losses totaled $1.9 million for the year ended December 31, 2010, $30.9 million for the year ended December 31, 2009, and $0.1 million for the year ended December 31, 2008. During 2010, we recognized a property impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale. In conjunction with our quarterly impairment evaluations performed during 2009, we recognized a $25.4 million impairment loss on the Marriott Del Mar to reduce the carrying value of this hotel to its fair value. In addition, during 2009 we recognized a $1.4 million impairment loss related to costs associated with a potential timeshare development, and recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels which we sold in June 2009. We also wrote off $1.3 million of goodwill associated with the Marriott Park City and $2.6 million of goodwill associated with the Marriott Rochester. In 2008 we recognized a $0.1 million impairment loss on a vacant parcel of land which was sold in January 2009.

Equity in net earnings (losses) of unconsolidated joint ventures. Equity in net earnings (losses) of unconsolidated joint ventures totaled earnings of $0.6 million for the year ended December 31, 2010, a net loss of $27.8 million for the year ended December 31, 2009, and a net loss of $1.4 million for the year ended December 31, 2008. In 2010, we recognized income of $0.6 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during 2010, we did not recognize any portion of these earnings due to the fact that the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. In 2009, we recognized a $28.3 million loss on our Doubletree Guest Suites Times Square joint venture. This $28.3 million loss was comprised of a $2.3 million operating loss and a $26.0 million impairment loss. Also during 2009, we recognized income of $0.5 million on our BuyEfficient joint venture. In 2008, we recognized a $1.6 million loss on our Doubletree Guest Suites Times Square joint venture, and income of $0.2 million on our BuyEfficient joint venture.

In January 2011, we increased our ownership in both the BuyEfficient and Doubletree Guest Suites Times Square joint ventures, and will present both of these investments in 2011 on a consolidated basis. We purchased the outside 50% share in the BuyEfficient joint venture for $8.6 million, and the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture for approximately $37.5 million. As a result, we are now the sole owner of both BuyEfficient and the 460-room Doubletree Guest Suites Times Square.

Interest and other income. Interest and other income totaled $0.1 million for the year ended December 31, 2010, $1.4 million for the year ended December 31, 2009 and $3.6 million for the year ended December 31, 2008. In 2010, we recognized $0.3 million in interest income and $0.1 million in other miscellaneous income, partially offset by a loss of $0.3 million on sales and dispositions of surplus furniture, fixtures and equipment (“FF&E”) located in several of our hotels and in our corporate office. In 2009, we recognized $0.9 million in interest income, $0.4 million on the sale of surplus FF&E located in two of our hotels and $0.1 million in other miscellaneous income. In 2008, we recognized $3.4 million in interest income and $0.2 million in other miscellaneous income.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest expense	$65,457	$71,940	$78,538
Interest expense — default rate	884	472	—
Accretion of Senior Notes	996	1,813	3,505
Amortization of deferred financing fees	1,597	1,823	1,133
Write-off of deferred financing fees	1,585	284	—
Loan penalties and fees	311	207	—
	$70,830	$76,539	$83,176

Interest expense decreased $5.7 million, or 7.5%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest expense decreased $6.5 million during 2010 as compared to 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense due to the accretion of the Senior Notes decreased $0.8 million during 2010 as compared to 2009 due to the repurchases of the Senior Notes in 2009. Interest expense also decreased $0.2 million during 2010 as compared to 2009 due to a decrease in amortization of deferred financing fees related to the repayment of the $83.0 million noted above, as well as the termination of our credit facility in February 2010, partially offset by an increase in fees associated with our new credit facility entered into in November 2010, combined with our repurchase of the Senior Notes and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. These decreases were partially offset by an increase of $1.3 million in interest expense due to the write-off of deferred financing fees. During 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010, and $0.1 million in deferred financing fees related to the release of the three hotels from the Mass Mutual loan in April 2010. During 2009, we wrote off $0.3 million in deferred financing fees associated with the amendment of our credit facility. Interest expense also increased during 2010 as compared to 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.4 million in default interest and an additional $0.1 million in penalties and fees.

Interest expense decreased $6.6 million, or 8.0%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008. Interest expense decreased $6.6 million as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million repurchased in May 2009. In addition, during the first quarter of 2009, we adopted FASB ASC 470-20, “Debt with Conversion and Other Options (“ASC 470-20”). As part of this adoption, we recorded an additional $1.8 million in interest expense for the year ended December 31, 2009, and we retrospectively adjusted interest expense by an additional $3.5 million for the year ended December 31, 2008. Interest expense due to the accretion of the Senior Notes decreased by $1.7 million during 2009 as compared to 2008 due to the repurchase of $64.0 million in aggregate principal amount of Senior Notes in the first quarter of 2009 combined with an additional $123.5 million repurchased in May 2009. Partially offsetting these decreases, interest expense increased in 2009 as compared to 2008 due to an increase in amortization of deferred financing fees of $0.7 million related to an increase in fees associated with our repurchase of the Senior Notes, the amendment of our credit facility during the second quarter of 2009 and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. In addition, interest expense increased in 2009 as compared to 2008 due to $0.3 million recognized in 2009 related to the write-off of deferred financing fees associated with the amendment of our credit facility, as well as $0.5 million in default interest and $0.2 million in loan penalties and fees recognized in 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program.

Our weighted average interest rate per annum was approximately 5.5% at both December 31, 2010 and 2008, and 5.6% at December 31, 2009. At December 31, 2010, all of our outstanding notes payable had fixed interest rates.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero for the year ended December 31, 2010, $54.5 million for the year ended December 31, 2009 and zero for the year ended December 31, 2008. During 2009, we recognized a gain of $54.5 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating revenues	$71,105	$136,777	$250,584
Operating expenses	(58,031)	(114,893)	(187,306)
Interest expense	(17,172)	(22,698)	(18,618)
Depreciation and amortization expense	(5,432)	(17,265)	(25,655)
Property and goodwill impairment losses	—	(195,293)	(2,847)
Gain on extinguishment of debt	86,235	—	—
Gain (loss) on sale of hotels	—	(13,052)	26,013
Income (loss) from discontinued operations	$76,705	$(226,424)	$42,171

As described under “—Investing Activities—Dispositions,” we sold three hotels during 2009 and two hotels during 2008. In addition, pursuant to our 2009 secured debt restructuring program we reclassified the operating results of 11 hotels to discontinued operations: W San Diego, transferred to a receiver in September 2009 and deeded back to the lender in July 2010; Renaissance Westchester, transferred to a receiver in December 2009 and reacquired by the Company in June 2010; Marriott Ontario Airport, transferred to a receiver in March 2010 and sold by the receiver in August 2010; and the Mass Mutual eight hotels, deeded back to the lender in November 2010. As a result of these deed backs and title transfers, we have disposed of all assets and liabilities from our operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from our non-sale disposition segment have been reclassified to discontinued operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all of these hotels, along with any impairments recognized, the gains or losses on the hotel sales and the gains on extinguishment of debt for the W San Diego, Renaissance Westchester, Marriott Ontario Airport and Mass Mutual eight hotels to discontinued operations.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards were zero for the year ended December 31, 2010, $0.4 million for the year ended December 31, 2009 and $0.8 million for the year ended December 31, 2008.

Preferred stock dividends and accretion. Preferred stock dividends and accretion decreased $0.1 million, or 0.5% during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Though the dividend rate for our Series A preferred stock and Series C preferred stock remained at $2.00 and $1.572, respectively, per share for 2010 and 2009, preferred stock dividends and accretion decreased in 2010 due to the fact that the initial carrying value of our Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010. Preferred stock dividends and accretion decreased $0.1 million, or 0.6%, during the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to a decrease in the dividend rate for our Series C preferred stock to $1.572 per share during 2009 from $1.605 per share during 2008.

Undistributed income allocated to unvested restricted stock compensation. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.1 million for 2010 and zero for both 2009 and 2008 were allocated to the participating securities.

Investing Activities

Acquisitions. In light of the recent cyclical downturn, we did not acquire any hotel properties during either 2009 or 2008. Our only material real estate acquisition during 2008 was made in September, when we acquired 32.6 acres of land underlying our Renaissance Orlando at SeaWorld® hotel using available cash on hand for $30.7 million, including costs of the acquisition. Prior to our acquisition, the land had been leased from a third party. As a result of this acquisition, property tax, ground lease and insurance expense has been reduced by $2.1 million, $2.0 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

With better market clarity and in anticipation of an economic recovery, public REIT valuations improved significantly during the course of 2009. While hotel sale transactions were relatively limited in number during 2009, the hotel sale transactions that were consummated during 2010 indicate that hotel trading values have not recovered commensurately with public REIT valuations. Consistent with our cycle-appropriate strategy, we shifted our focus at the end of 2009 towards the pursuit of selective hotel acquisitions. Our acquisitions program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

In April 2010, we purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in our Doubletree Guest Suites Times Square joint venture, and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. We purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In November 2010, we purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of December 31, 2010, the subordinate note secured by the Twelve Atlantic Station was not in default, however, we are accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. As of December 31, 2010, the debt on the Doubletree Guest Suites Times Square was not in default, however interest on the mezzanine loan was deferred in accordance with the provisions of the loan, and we accounted for the loan using the cost recovery method. In January 2011, we purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. After our acquisition of the remaining interests in the hotel, the mezzanine loan will remain in effect for tax purposes, but will be eliminated in consolidation on our financial statements.

In June 2010, we reacquired the 347-room Renaissance Westchester in White Plains, New York. In 2009, we transferred possession and control of the hotel to a court-appointed receiver pursuant to our 2009 secured debt restructuring program. In connection with this transfer, we deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on our balance sheets. Additionally, we reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on our statements of operations and cash flows. We reacquired the Renaissance Westchester in June 2010 for $26.0 million, including $1.2 million of restricted cash and related costs for a net purchase price of $24.8 million. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled. We recorded a $6.7 million gain on extinguishment of debt to discontinued operations in June 2010.

In August 2010, we used available cash on hand to acquire the Royal Palm hotel in Miami Beach, Florida at a foreclosure auction for a gross purchase price of $126.1 million excluding transaction costs. Prior to the auction, we purchased a portion of the hotel’s outstanding debt at a discount to par resulting in a net purchase price of approximately $117.6 million.

The following table sets forth the hotels we have acquired and reacquired since January 1, 2008:

Hotels	Rooms	Acquisition Date
2010:
Royal Palm Miami Beach, Miami Beach, Florida	409	August 27, 2010
Renaissance Westchester, White Plains, New York (1)	347	June 14, 2010
2009:
No hotel acquisitions	—
2008:
No hotel acquisitions	—
Total January 1, 2008 to December 31, 2010	756

(1)              Hotel deeded back to the lender and reacquired by the Company on June 14, 2010.

The cost for the two hotel acquisitions was approximately $142.4 million, or $188,000 per room.

Dispositions . We did not sell any hotels during 2010. During the second quarter of 2010, we disposed of the Renaissance Westchester, and subsequently reacquired the hotel from the lender in June 2010. During the third quarter of 2010, we completed our previously announced deed back of the W San Diego and the Marriott Ontario Airport which was sold by the receiver. Titles to the W San Diego and Marriott Ontario Airport were transferred to the lender and third party purchaser, respectively. During the fourth quarter of 2010, we completed our previously announced deed back of the Mass

Mutual eight hotels, and titles to the hotels were transferred to the lender. Consistent with our cycle-appropriate strategy, we were a net seller of hotels in 2009 and 2008. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and a net loss of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and a net gain of $2.9 million. In July 2009 we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and a net gain of $18,000, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value. We retained the net proceeds from these three sales in cash. In May 2008, we sold the Hyatt Regency Century Plaza for net proceeds of $358.8 million, and a net gain of $42.1 million. In July 2008, we used a portion of the net proceeds to repay amounts outstanding under our credit facility, which had been used to fund the repurchase of 7,374,179 shares of our common stock for $129.0 million (excluding fees and costs). In December 2008, we sold the Crowne Plaza Grand Rapids for net proceeds of $3.6 million, including a $2.0 million note receivable that we collected in January 2009, and a net loss of $16.1 million.

The following table sets forth the hotels we have sold or disposed of since January 1, 2008:

Hotels	Rooms	Disposition Date
2010:
Courtyard by Marriott, San Diego (Old Town), California (1)	176	November 1, 2010
Hilton, Huntington, New York (1)	302	November 1, 2010
Holiday Inn Downtown, San Diego, California (1)	220	November 1, 2010
Holiday Inn Express, San Diego (Old Town), California (1)	125	November 1, 2010
Marriott, Provo, Utah (1)	330	November 1, 2010
Marriott, Salt Lake City (University Park), Utah (1)	218	November 1, 2010
Renaissance Atlanta Concourse, Atlanta, Georgia (1)	387	November 1, 2010
Residence Inn by Marriott, Manhattan Beach, California (1)	176	November 1, 2010
Marriott, Ontario Airport, California (1)	299	August 12, 2010
W Hotel, San Diego, California (1)	258	July 2, 2010
Renaissance Westchester, White Plains, New York (1) (2)	347	June 14, 2010
2009:
Hyatt Suites Atlanta Northwest, Marietta, Georgia	202	July 31, 2009
Marriott, Riverside, California	292	June 18, 2009
Marriott, Napa, California	274	May 20, 2009
2008:
Crowne Plaza, Grand Rapids, Michigan	320	December 10, 2008
Hyatt Regency, Los Angeles (Century City), California	726	May 30, 2008
Total January 1, 2008 to December 31, 2010	4,652

(1)                       Hotels deeded back to the lenders, or sold by the receiver, pursuant to our 2009 secured debt restructuring program.

(2)                       Hotel reacquired by the Company on June 14, 2010.

The 11 hotels disposed of in 2010 pursuant to our secured debt restructuring program eliminated $282.7 million of debt from our balance sheet. The aggregate net sale proceeds for the five hotels sold in 2008 and 2009 was $423.7 million, or $234,000 per room. The results of operations of all of the hotels identified above and the gains or losses on dispositions and extinguishments of debt through December 31, 2010 are included in discontinued operations for all periods presented through the time of sale. The proceeds from the sales are included in our cash flows from investing activities for the respective periods.

The following table summarizes our portfolio and room data from January 1, 2008 through December 31, 2010, adjusted for the hotels acquired, reacquired, disposed through non-sale disposition and sold during the respective periods.

	2010	2009	2008
Portfolio Data—Hotels
Number of hotels—beginning of period	40	43	45
Add: Acquisitions	1	—	—
Add: Re-acquisitions	1	—	—
Less: Dispositions	—	(3)	(2)
Less: Non-sale dispositions	(11)	—	—
Number of hotels—end of period	31	40	43

	2010	2009	2008
Portfolio Data—Rooms
Number of rooms—beginning of period	13,804	14,569	15,625
Add: Acquisitions	409	—	—
Add: Re-acquisitions	347	—	—
Add: Room expansions	—	3	—
Less: Dispositions	—	(768)	(1,046)
Less: Non-sale dispositions	(2,838)	—	—
Less: Rooms converted to other usage	—	—	(10)
Number of rooms—end of period	11,722	13,804	14,569
Average rooms per hotel—end of period	378	345	339

Renovations. During 2010, we invested $57.0 million in capital improvements to our hotel and other real estate portfolio. Consistent with our cycle-appropriate strategy, this investment in capital improvements to our portfolio was $12.9 million more than the amount we invested in 2009 and $37.7 million less than the amount we invested in 2008.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from notes payable including our Operating Partnership’s debt securities and our credit facility, and proceeds from our offerings of common stock. Our primary uses of cash were for acquisitions of hotel properties, capital expenditures for hotels, operating expenses, purchases of notes receivable, repayment of notes payable (including repurchases of Senior Notes), repurchases of our common stock, and dividends on our common and preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating margins of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $45.4 million for 2010 compared to $64.7 million for 2009, and $160.0 million for 2008. The decrease in 2010 as compared to 2009 was primarily due to an increase in restricted cash during 2010. The decrease in 2009 as compared to 2008 was primarily due to decreased earnings at our hotels during 2009, combined with a decrease in accounts payable and other liabilities.

Investing activities. Our cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by or used in investing activities in 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Proceeds from sale of hotel properties and other assets	$63	$64,073	$360,395
Cash received from unconsolidated joint ventures	900	500	5,675
Restricted cash — replacement reserve	(931)	(1,823)	5,136
Acquisitions of notes receivable	(3,950)	—	—
Acquisitions of hotel properties and land	(142,410)	—	(30,695)
Renovations and additions to hotel properties and other real estate	(56,984)	(44,105)	(94,697)
Net cash provided by (used in) investing activities	$(203,312)	$18,645	$245,814

Pursuant to our cycle-appropriate strategy, we acquired one hotel and reacquired one hotel in 2010, and did not acquire any hotels in either 2009 or 2008. Net cash used in investing activities was $203.3 million in 2010 as compared to net cash provided of $18.6 million in 2009, and net cash provided of $245.8 million in 2008. During 2010, we paid $117.6 million to acquire the Royal Palm Miami Beach and $24.8 million to reacquire the Renaissance Westchester, for a total cash outlay of $142.4 million. In addition, we increased the balance in our restricted cash replacement reserve accounts by $0.9 million, and we paid $4.0 million for the purchase of two notes receivable and $57.0 million for renovations and additions to our portfolio. These cash outflows were partially offset by $0.1 million of proceeds received from the sale of surplus FF&E at several of our hotels and our corporate office and distributions of $0.9 million received from one of our unconsolidated joint ventures.

During 2009, we received $64.1 million from the sale of hotel properties and other assets, which included $61.3 million from the sale of three hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of certain excess FF&E located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we received $0.5 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $1.8 million, and paid cash of $44.1 million for renovations and additions to our portfolio.

During 2008, we received net proceeds of $360.4 million from the sale of the two hotels, decreased the balance in our restricted cash replacement reserve accounts by $5.1 million, and received $5.7 million from one of our unconsolidated joint ventures. During 2008, we also acquired the land underlying one of our hotels for $30.7 million, paid an additional $14,000 for two hotels acquired in 2007, and received a $35,000 deposit paid in 2007 for a total cash outlay of $30.7 million. In addition, we paid cash of $94.7 million for renovations and additions to our portfolio.

Financing activities. Our cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $82.6 million in 2010 as compared to net cash provided of $93.8 million in 2009, and net cash used of $293.7 million in 2008. Net cash provided by financing activities for 2010 consisted primarily of $199.9 million in proceeds received from the issuance of common stock and $92.5 million in proceeds received from the new loan on the Hilton Times Square. These cash inflows were partially offset by $175.2 million of principal payments on our notes payable and related costs, including $83.0 million paid to release three hotels from the Mass Mutual loan, $81.0 million to pay off the loan on the Hilton Times Square in connection with the refinance of the loan and $11.2 million of principal amortization. In addition, net cash provided by financing activities for 2010 includes $20.5 million of dividends paid to our stockholders, $9.2 million in costs associated with the issuance of our common stock, and $4.8 million in deferred financing costs paid in connection with our new credit facility and the refinancing of the Hilton Times Square loan.

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

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly for hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. In February 2010, we elected to terminate our existing $80.0 million credit facility, and we wrote off $1.5 million in related deferred financing costs. The termination of the facility eliminated approximately $0.6 million in fees and associated costs per annum. In November 2010, we entered into a new $150.0 million senior corporate credit facility (the “new credit facility”). The interest rate for the new credit facility ranges from 325 to 425 basis points over LIBOR, depending on our overall leverage. The initial term of the new credit facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the new credit facility may be increased to $250.0 million. The new credit facility contains customary events of default relating to payments and breaches of representations and warranties, and is pledged by 12 of our unencumbered hotels (Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester, Royal Palm Miami Beach and Sheraton Cerritos).

In November 2010, we entered into a new $92.5 million non-recourse mortgage on our Hilton Times Square. The new mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the new mortgage were used in part to repay the maturing $81.0 million mortgage on our Hilton Times Square, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The new mortgage contains customary events of default relating to payments and breaches of representations and warranties.

In January 2011, we purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The hotel is encumbered by approximately $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012 and bears a blended interest rate of LIBOR + 115 basis points. We expect to refinance this debt during 2011 and intend to fund any refinancing shortfall with existing cash.

Consistent with our cycle-appropriate strategy, we initiated the 2009 secured debt restructuring program aimed at addressing cash flow and value deficits among certain of our hotels securing non-recourse mortgage debt. We concluded the program in the fourth quarter of 2009, and, in November 2010, we finalized the remaining deed back of certain hotels associated with loans which entered the program in 2009. Loans subject to our secured debt restructuring program generally met two criteria: (1) the hotel, or hotels as a group, was not generating sufficient cash flow to cover debt service, and under the current terms of the mortgage, the hotel was not expected to generate sufficient cash flow for the foreseeable future, and (2) the present value of the hotel, or hotels as a group, was significantly less than the principal amount of the applicable loan. The loans secured by such hotels, subject to customary exceptions, were non-recourse to us. The primary goal of the 2009 secured debt restructuring program was to amend the terms of mortgage debt to eliminate situations where hotel cash flow and asset values fell short of debt service and loan amounts, respectively. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, we elected to deed back the collateral hotels in satisfaction of the associated debt. The resolution of the final four loans included in our 2009 secured debt restructuring program is discussed further below.

W San Diego. In July 2010, we completed our previously announced deed back of the W San Diego, and title to the hotel was transferred to the lender. We recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and the net assets and liabilities were removed from our 2010 balance sheet.

Renaissance Westchester. In June 2010, we reacquired the Renaissance Westchester for $26.0 million, including $1.2 million of restricted cash and related costs for a net purchase price of $24.8 million. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled. We recorded a $6.7 million gain on extinguishment of debt to discontinued operations in June 2010.

Marriott Ontario Airport. In March 2010, possession and control of the Marriott Ontario Airport was transferred to a court-appointed receiver, and we deconsolidated the hotel. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the hotel’s new owner. We recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from our 2010 balance sheet.

Massachusetts Mutual Life Insurance Company. During the first quarter of 2010, we reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan (Courtyard by Marriott Los Angeles, Kahler Inn & Suites Rochester and Marriott Rochester). Also pursuant to this agreement, in November 2010, we completed the deed back of the Mass Mutual eight hotels and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents.  There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated.  Additionally, we made certain customary representations and warranties, all of which survive the closing for a period of six months. Five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, we may be liable for up to $19.6 million in termination fees. We recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from our 2010 balance sheet. Additional gain of $19.6 million will be deferred until all significant contingencies are resolved.

Our 2009 secured debt restructuring program, including our elections to initiate the process to deed back the W San Diego, Marriott Ontario Airport, and the Mass Mutual eight hotels, were precipitated by a number of unique, market and hotel-specific factors, and were made after our efforts to amend the loans were unsuccessful. In the future, other factors may lead us to pursue similar options with certain of our other hotels securing non-recourse mortgages. We believe such cases, if any, would be limited in number. We were not in default of the loan covenants on any other of our notes payable at December 31, 2010.

As of December 31, 2010, we had $1.1 billion of debt, $333.9 million of cash and cash equivalents, including restricted cash, and total assets of $2.4 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2010, all of our outstanding debt had fixed interest rates. The majority of our mortgage debt is in the form of single asset loans. We believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of December 31, 2010, the weighted average term to maturity of our debt is approximately 7 years, and the weighted average interest rate on our debt is 5.5%. With our purchase of the remaining interests in the Doubletree Guest Suites Times Square joint venture in January 2011, our first loan maturity, the $270.0 million mortgage on the Doubletree Guest Suites Times Square, is in January 2012. We expect to refinance this debt during 2011 and intend to fund any refinancing shortfalls with existing cash.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of February 17, 2011, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we believe we may be successful in obtaining mortgages on one or all of our 12 unencumbered hotels which are currently pledged to our new credit facility at December 31, 2010: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester, Royal Palm Miami Beach and Sheraton Cerritos. These 12 hotels had an aggregate of 3,760 rooms as of December 31, 2010, and generated $184.1 million in revenue during 2010.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a portion of our excess cash balance in 2011 towards selective acquisitions and capital investments in our portfolio. Our acquisition program is aimed at generating attractive returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2010 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,145,500	$16,486	$131,592	$238,706	$758,716
Interest obligations on notes payable	420,281	62,344	120,899	109,197	127,841
Operating lease obligations	308,952	4,423	8,968	9,137	286,424
Construction commitments	32,965	32,965	—	—	—
Employment obligations	2,047	938	1,109	—	—
Total	$1,909,745	$117,156	$262,568	$357,040	$1,172,981

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $57.0 million in our portfolio during 2010. Our renovation budget for 2011 includes $33.0 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain a FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2010, $28.3 million was held in FF&E reserve accounts for future capital expenditures at the 31 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Off-Balance Sheet Arrangements

As of December 31, 2010, our off-balance sheet arrangements consist of our ownership interests in two joint ventures. For further discussion of our two joint ventures and their effect on our financial condition, results of operations and cash flows, see Note 6 to the consolidated financial statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2008 Comparable Portfolio (30 Hotels) (1)	$174,713	$200,634	$187,763	$206,501	$769,611
2008 Revenues as a percentage of total	22.7%	26.1%	24.4%	26.8%	100.0%
2009 Comparable Portfolio (30 Hotels) (1)	$149,705	$154,883	$148,919	$169,126	$622,633
2009 Revenues as a percentage of total	24.0%	24.9%	23.9%	27.2%	100.0%
2010 Comparable Portfolio(30 Hotels) (1)	$141,158	$161,088	$152,153	$176,283	$630,682
2010 Revenues as a percentage of total	22.4%	25.5%	24.1%	28.0%	100.0%

(1)                   Includes all hotels owned by the Company as of December 31, 2010, less the Royal Palm Miami Beach which is being renovated and repositioned beginning in 2010. Also includes operating results for the Renaissance Westchester for all periods presented.

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

•                  Impairment of long-lived assets and goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, operating income of the properties, the need for capital expenditures, as well as specific market and economic conditions. In June 2010, we recorded an impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of a possible sale.

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

Item 7A.                     Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. At December 31, 2010, none of our outstanding debt was subject to variable interest rates.

Item  8.                           Financial Statements and Supplementary Data

See index to financial statements included in this report.

Item  9.                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.                  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Principal Executive Officer and Chief Financial Officer (CFO) has concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Principal Executive Officer and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 50, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the period ended December 31, 2010 of Sunstone Hotel Investors, Inc. and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 17, 2011

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	3,828,573

(1)                   The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2010.

Item  13.                          Certain Relationships and Related Transactions, and Director Independence

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

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Company on August 5, 2008).

3.3	Articles Supplementary for Series A preferred stock (incorporated by reference to Exhibit 3.3 to Form 10-K filed by the Company on February 12, 2009).

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

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

Exhibit
Number	Description

10.2	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3.1	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 15, 2006).

10.3.2	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K filed by the Company on February 12, 2009).

10.3.3	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K filed by the Company on February 23, 2010).

10.4

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

10.5	2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended effective May 5, 2010 (incorporated by reference to Exhibit 4.3 to Form S-8 filed by the Company on November 4, 2010).

10.5.1

Amendment to the 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6.1 to Form 10-K filed by the Company on February 12, 2009).

10.5.2

Second Amendment to the 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 7, 2010).

10.6	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 5, 2008).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 23, 2005).

10.8	Form of Restricted Stock Award Certificate (Directors) (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on February 23, 2005).

10.9	Form of TRS Lease (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.10

Credit Agreement, dated November 1, 2010, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on November 5, 2010).

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

10.12.1

Amendment to Employment Arrangements, dated as of March 19, 2007, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on May 2, 2007).

10.12.2

Amendment No. 2 to Employment Agreement, effective as of July 21, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on August 5, 2008).

Exhibit
Number	Description

10.12.3

Amendment No. 3 to Employment Agreement, effective as of December 31, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Exhibit 10.13.3 to Form 10-K filed by the Company on February 12, 2009).

10.12.4

Retirement Benefit Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 5, 2008).

10.12.5

Amendment No. 1 to Retirement Benefit Agreement, dated December 27, 2006, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 5, 2008).

10.12.6

Amendment No. 2 to Retirement Benefit Agreement, dated July 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on November 5, 2008).

10.12.7

Amendment No. 3 to Retirement Benefit Agreement, effective as of December 31, 2008, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.13.17 to Form 10-K filed by the Company on February 12, 2009).

10.12.8

Waiver Agreement, dated as of February 19, 2010, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Exhibit 10.13.8 to Form 10-K filed by the Company on February 23, 2010).

10.12.9

Trust Under Retirement Benefit Agreement, dated July 31, 2008, Related to The Retirement Benefit Agreement with Robert A. Alter (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Company on November 5, 2008).

10.12.10

Split-Dollar Agreement, dated November 15, 1997, by and between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by the Company on November 5, 2008).

10.12.11

Stock Option Award Agreement, dated as of April 28, 2008, between Sunstone Hotel Investors, Inc. and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 8, 2008).

10.13

Employment Agreement, dated as of June 19, 2008, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 5, 2008).

10.13.1

Amendment No. 1 to Employment Agreement, dated as of January 22, 2009, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 7, 2009).

10.13.2

Waiver Agreement, dated as of February 19, 2010, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Arthur L. Buser, Jr. (incorporated by reference to Exhibit 10.14.2 to Form 10-K filed by the Company on February 23, 2010).

10.13.3

Separation Agreement and General Release of All Claims, dated December 17, 2010, by and between Arthur L. Buser, Jr., Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 99.2 to Form 8-K filed by the Company on December 20, 2010).

10.14	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K filed by the Company on July 17, 2005).

10.15

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 6, 2010).

10.16	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.23 to Form 10-K filed by the Company on February 15, 2006).

Exhibit
Number	Description

10.16.1	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on February 15, 2006).

10.17

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 6, 2010).

10.18	Employment Agreement (including the Indemnification Agreement), dated as of February 14, 2011, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John Arabia.

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 8-K filed by the Company on November 10, 2008).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 17, 2011	/S/ Kenneth E. Cruse
Kenneth E. Cruse
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT A. ALTER	Executive Chairman	February 17, 2011
Robert A. Alter

/S/ LEWIS N. WOLFF	Co-Chairman	February 17, 2011
Lewis N. Wolff

/S/ KENNETH E. CRUSE	President and Chief Financial Officer	February 17, 2011
Kenneth E. Cruse	(Principal Executive, Financial and Accounting Officer)

/S/ Z. JAMIE BEHAR	Director	February 17, 2011
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 17, 2011
Thomas A. Lewis, Jr.

/S/ KEITH M. LOCKER	Director	February 17, 2011
Keith M. Locker

/S/ KEITH P. RUSSELL	Director	February 17, 2011
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 17, 2011

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents ($1,365 and $1,471 related to VIEs)	$277,976	$353,255
Restricted cash ($3,581 and $4,711 related to VIEs)	55,972	36,858
Accounts receivable, net ($1,885 and $2,758 related to VIEs)	18,498	22,624
Due from affiliates	44	62
Inventories ($159 and $92 related to VIEs)	2,614	2,446
Prepaid expenses	8,126	7,423
Investment in hotel properties of discontinued operations, net	—	118,814
Other current assets of discontinued operations, net	—	15,879
Total current assets	363,230	557,361
Investment in hotel properties, net	2,034,223	1,923,392
Other real estate, net	12,012	14,044
Investments in unconsolidated joint ventures	246	542
Deferred financing costs, net	8,907	7,300
Goodwill	4,673	4,673
Other assets, net ($3 and $0 related to VIEs)	12,815	6,218
Total assets	$2,436,106	$2,513,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses ($713 and $523 related to VIEs)	$21,530	$12,425
Accrued payroll and employee benefits ($1,123 and $1,121 related to VIEs)	12,938	9,092
Due to Third Party Managers	7,852	9,817
Dividends payable	5,137	5,137
Other current liabilities ($1,439 and $1,316 related to VIEs)	17,692	21,910
Current portion of notes payable	16,486	153,778
Notes payable of discontinued operations	—	209,620
Other current liabilities of discontinued operations, net	19,613	47,813
Total current liabilities	101,248	469,592
Notes payable, less current portion	1,126,817	1,050,019
Other liabilities ($30 and $12 related to VIEs)	8,742	7,256
Total liabilities	1,236,807	1,526,867
Commitments and contingencies (Note 14)	—	—
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2010 and 2009, liquidation preference of $24.375 per share	100,000	99,896
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2010 and 2009, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 116,950,504 shares issued and outstanding at December 31, 2010 and 96,904,075 shares issued and outstanding at December 31, 2009	1,170	969
Additional paid in capital	1,313,498	1,119,005
Retained earnings (deficit)	29,593	(8,949)
Cumulative dividends	(418,075)	(397,527)
Accumulated other comprehensive loss	(3,137)	(2,981)
Total stockholders’ equity	1,099,299	886,767
Total liabilities and stockholders’ equity	$2,436,106	$2,513,530

The abbreviation VIEs above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
REVENUES
Room	$428,412	$408,150	$504,104
Food and beverage	164,378	161,963	201,952
Other operating	50,300	53,744	59,140
Total revenues	643,090	623,857	765,196
OPERATING EXPENSES
Room	109,935	101,780	113,987
Food and beverage	120,650	118,629	145,576
Other operating	26,871	26,916	29,823
Advertising and promotion	33,182	32,295	35,676
Repairs and maintenance	28,049	27,360	29,579
Utilities	25,232	24,895	28,731
Franchise costs	21,474	20,656	24,658
Property tax, ground lease and insurance	42,349	43,352	44,993
Property general and administrative	77,101	72,823	86,797
Corporate overhead	28,803	25,242	21,511
Depreciation and amortization	95,500	93,795	93,759
Property and goodwill impairment losses	1,943	30,852	57
Total operating expenses	611,089	618,595	655,147
Operating income	32,001	5,262	110,049
Equity in net earnings (losses) of unconsolidated joint ventures	555	(27,801)	(1,445)
Interest and other income	111	1,388	3,639
Interest expense	(70,830)	(76,539)	(83,176)
Gain on extinguishment of debt	—	54,506	—
Income (loss) from continuing operations	(38,163)	(43,184)	29,067
Income (loss) from discontinued operations	76,705	(226,424)	42,171
NET INCOME (LOSS)	38,542	(269,608)	71,238
Dividends paid on unvested restricted stock compensation	—	(447)	(814)
Preferred stock dividends and accretion	(20,652)	(20,749)	(20,884)
Undistributed income allocated to unvested restricted stock compensation	(102)	—	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$17,788	$(290,804)	$49,540
Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.59)	$(0.92)	$0.14
Income (loss) from discontinued operations	0.77	(3.25)	0.78
Basic income available (loss attributable) to common stockholders per common share	$0.18	$(4.17)	$0.92
Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.59)	$(0.92)	$0.14
Income (loss) from discontinued operations	0.77	(3.25)	0.78
Diluted income available (loss attributable) to common stockholders per common share	$0.18	$(4.17)	$0.92
Weighted average common shares outstanding:
Basic	99,709	69,820	53,633
Diluted	99,709	69,820	53,662

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

								Accumulated
	Preferred Stock		Common Stock		Additional	Retained		Other
	Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Total
Balance at December 31, 2007	7,050,000	$176,250	58,815,271	$588	$1,009,353	$189,421	$(261,665)	$(1,185)	$1,112,762
Vesting of restricted common stock	—	—	157,869	2	4,477	—	—	—	4,479
Repurchase of outstanding common stock	—	—	(11,108,486)	(111)	(184,356)	—	—	—	(184,467)
Common dividends and dividends payable at $1.20 per share	—	—	—	—	—	—	(65,573)	—	(65,573)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	(14,100)	—	(14,100)
Series C preferred dividends and dividends payable at $1.605 per share	—	—	—	—	—	—	(6,584)	—	(6,584)
Accretion of discount on Series C preferred stock	—	—	—	—	(200)	—	—	—	(200)
Net income	—	—	—	—	—	71,238	—	—	71,238
Pension liability adjustment	—	—	—	—	—	—	—	(2,743)	(2,743)
Comprehensive income	—	—	—	—	—	—	—	—	68,495

								Accumulated
	Preferred Stock		Common Stock		Additional	Retained		Other
	Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Total
Balance at December 31, 2008	7,050,000	$176,250	47,864,654	$479	$829,274	$260,659	$(347,922)	$(3,928)	$914,812
Net proceeds from sale of common stock	—	—	43,700,000	437	256,638	—	—	—	257,075
Vesting of restricted common stock	—	—	290,264	3	4,287	—	—	—	4,290
Common dividends at $0.60 per share	—	—	5,049,157	50	29,006	—	(29,056)	—	—
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	(14,100)	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	(6,449)	—	(6,449)
Accretion of discount on Series C preferred stock	—	—	—	—	(200)	—	—	—	(200)
Net loss	—	—	—	—	—	(269,608)	—	—	(269,608)
Pension liability adjustment	—	—	—	—	—	—	—	947	947
Comprehensive loss	—	—	—	—	—	—	—	—	(268,661)
Balance at December 31, 2009	7,050,000	176,250	96,904,075	969	1,119,005	(8,949)	(397,527)	(2,981)	886,767
Net proceeds from sale of common stock	—	—	19,500,000	195	190,447	—	—	—	190,642
Vesting of restricted common stock	—	—	546,429	6	4,150	—	—	—	4,156
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	(14,100)	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	(6,448)	—	(6,448)
Accretion of discount on Series C preferred stock	—	—	—	—	(104)	—	—	—	(104)
Net income	—	—	—	—	—	38,542	—	—	38,542
Pension liability adjustment	—	—	—	—	—	—	—	(156)	(156)
Comprehensive income	—	—	—	—	—	—	—	—	38,386
Balance at December 31, 2010	7,050,000	$176,250	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$1,099,299

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$38,542	$(269,608)	$71,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	89	5,976	671
(Gain) loss on sales of hotel properties and other assets, net	382	12,677	(26,013)
Gain on extinguishment of debt	(86,235)	(54,506)	—
Depreciation	100,670	110,642	117,137
Amortization of franchise fees and other intangibles	543	418	2,277
Amortization and write-off of deferred financing fees	3,623	2,673	1,702
Amortization of loan discounts	996	1,813	3,505
Amortization of deferred stock compensation	3,942	4,055	3,975
Property and goodwill impairment losses	1,943	226,145	2,904
Equity in net (earnings) losses of unconsolidated joint ventures	(555)	27,801	1,445
Changes in operating assets and liabilities:
Restricted cash	(19,234)	(879)	372
Accounts receivable	4,269	9,903	604
Due from affiliates	18	47	823
Inventories	(163)	290	7
Prepaid expenses and other assets	(4,494)	2,008	1,555
Accounts payable and other liabilities	(1,301)	(4,537)	(12,249)
Accrued payroll and employee benefits	3,829	712	(9,281)
Due to Third Party Managers	(2,449)	(3,942)	(2,891)
Discontinued operations	987	(6,948)	2,221
Net cash provided by operating activities	45,402	64,740	160,002
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	63	64,073	360,395
Cash received from unconsolidated joint ventures	900	500	5,675
Restricted cash — replacement reserve	(931)	(1,823)	5,136
Acquisitions of notes receivable	(3,950)	—	—
Acquisitions of hotel properties and land	(142,410)	—	(30,695)
Renovations and additions to hotel properties and other real estate	(56,984)	(44,105)	(94,697)
Net cash provided by (used in) investing activities	(203,312)	18,645	245,814
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offering	199,875	269,100	—
Payment of common stock offering costs	(9,233)	(12,025)	—
Payments for repurchases of outstanding common stock	—	—	(184,467)
Proceeds from notes payable	92,500	60,000	181,000
Payments on notes payable	(175,175)	(74,406)	(190,386)
Payments for repurchases of notes payable and related costs	—	(117,450)	—
Payments of deferred financing costs	(4,788)	(3,540)	(117)
Dividends paid	(20,548)	(27,911)	(99,753)
Net cash provided by (used in) financing activities	82,631	93,768	(293,723)
Net increase (decrease) in cash and cash equivalents	(75,279)	177,153	112,093
Cash and cash equivalents, beginning of year	353,255	176,102	64,009
Cash and cash equivalents, end of year	$277,976	$353,255	$176,102

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$65,780	$91,407	$97,431
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$8,669	$1,568	$2,796
Deconsolidation of assets of hotels placed into receivership	$—	$60,770	$—
Deconsolidation of liabilities of hotels placed into receivership	$—	$101,221	$—
Amortization of deferred stock compensation — construction activities	$182	$188	$457
Amortization of deferred stock compensation — unconsolidated joint venture	$32	$47	$47
Forgiveness of interest on note receivable	$—	$(1,050)	$—
Receipt of note receivable	$—	$—	$2,000
NONCASH FINANCING ACTIVITY
Issuance of stock dividend	$—	$29,056	$—
Dividends payable	$5,137	$5,137	$12,499

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2010, the Company owned 31 hotels (the “31 hotels”).The Company’s third party managers included a subsidiary of Interstate Hotels & Resorts, Inc. (“IHR”), manager of 13 of the Company’s hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 12 of the Company’s hotels; and Davidson Hotel Company (“Davidson”), a subsidiary of Denihan Hospitality Group (“Denihan”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hilton Worldwide (“Hilton”), Hyatt Corporation (“Hyatt”) and Sage Hospitality Resources (“Sage”), each managers of one of the Company’s hotels. In addition to its wholly owned hotels, as of December 31, 2010, the Company had a 38% equity interest in a joint venture that owns one hotel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Due to the one less day included in Marriott’s 2010 results of operations, the Company estimates it recorded $0.5 million less in revenue and approximately $0.1 million less in net income based on the average daily revenues and income generated by its Marriott managed hotels during 2010. Due to the one less day included in Marriott’s 2009 results of operations, the Company estimates it recorded $0.2 million less in revenue and approximately $41,000 less in net income

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the average daily revenues and income generated by its Marriott managed hotels during 2009. Due to the five extra days included in Marriott’s 2008 results of operations, the Company estimates it recorded an additional $3.1 million in revenue and approximately $0.8 million in additional net income based on the average daily revenues and income generated by its Marriott managed hotels during 2008.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2010 and 2009, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both December 31, 2010 and 2009 includes an allowance for doubtful accounts of $0.1 million. At December 31, 2010 and 2009, the Company had approximately $0.3 million and $2.6 million, respectively, in accounts receivable with one customer who is operating under a contract with the United States government. No amounts have been reserved for this receivable as of either December 31, 2010 or 2009 as all amounts have been deemed to be collectible.

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

Intangible assets consist of two easement agreements, one ground lease with use rights agreement and contractual advance hotel bookings through August 2013 related to the purchase of the Royal Palm Miami Beach. The two easement agreements and one ground lease with use rights agreement are all recorded at fair value. The contractual advance hotel bookings are recorded at a discounted present value based on estimated collectibility.  The ground lease with use rights agreement and one of the easement agreements are amortized using the straight-line method over the remaining non-cancelable term of the related agreement, 81 and 88 years, respectively. The contractual advance hotel bookings are amortized using the straight-line method based on the periods the amounts are expected to be collected through August 2013. The cost basis of these three intangible assets totaled $24.7 million and $24.4 million at December 31, 2010 and 2009, respectively. Accumulated amortization amounted to $1.5 million and $1.1 million at December 31, 2010 and 2009, respectively. Amortization expense for these three intangible assets amounted to $0.4 million for the year ended December 31, 2010 and $0.3 million for both of the years ended December 31, 2009 and 2008. Amortization expense will be $0.5 million in 2011, and will be $0.3 million every year thereafter until the agreements expire. The second easement agreement, recorded at fair value of $9.7 million, has an indefinite useful life, and, therefore, is not amortized. This non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Initial franchise fees are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the possible sale of this property. In conjunction with its 2009 review, the Company recorded hotel property impairment losses totaling $217.7 million, including $25.4 million to property and goodwill impairment losses and $192.3 million to discontinued operations to reduce the carrying values of 11 hotels on its balance sheet to their fair values. In addition, in 2009 the Company recorded an impairment loss of $1.4 million to property and goodwill impairment losses related to the write-off of deferred costs associated with a potential time share development, and an impairment loss of $0.1 million to property and goodwill impairment losses related to a parcel of land adjacent to one of its hotels, which was sold in June 2009. In 2008, the Company recorded an impairment loss to property and goodwill impairment losses of $0.1 million on a vacant parcel of land, which was sold in January 2009. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2010.

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

During 2010 and 2009, approximately $4.8 million and $3.5 million, respectively, were incurred and paid, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans. Unamortized deferred financing costs written off and charged to interest expense due to the repayment or modification of the underlying debt totaled $1.6 million for 2010, $0.3 million for 2009 and zero for 2008. During 2010, the Company wrote off $1.5 million in deferred financing fees related to the termination of its credit facility, and $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan. During 2009, the Company wrote off $0.3 million in deferred financing fees associated with the amendment of its credit facility.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization and write-off of deferred financing fees for 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008
Continuing operations:
Amortization of deferred financing fees	$1,597	$1,823	$1,133
Write-off of deferred financing fees	1,585	284	—
Total deferred financing fees — continuing operations	3,182	2,107	1,133
Discontinued operations:
Amortization of deferred financing fees	441	566	569
Total amortization and write-off of deferred financing fees	$3,623	$2,673	$1,702

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

Based on its annual impairment evaluation for 2010, the Company determined that no adjustment to its goodwill was required. During 2009, in light of the continuing decline in the economic environment, the Company determined that the goodwill associated with six of its hotels was impaired, and, accordingly, the Company recorded impairment losses of $6.9 million in 2009, of which $3.9 million is included in property and goodwill impairment losses and $3.0 million is included in discontinued operations. As part of its 2008 annual impairment evaluation, the Company determined that the goodwill associated with one of its hotels should be written off, and, accordingly, the Company recorded an impairment loss of $2.8 million in 2008, which is included in discontinued operations.

As of December 31, 2010 and 2009, goodwill consisted of the following (in thousands):

	2010	2009
Balance at beginning of year	$4,673	$8,621
Goodwill impairment loss	—	(3,948)
Balance at end of year	$4,673	$4,673

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $8.2 million at both December 31, 2010 and 2009. Accumulated depreciation amounted to $6.5 million and $7.1 million at December 31, 2010 and 2009, respectively. Property and equipment net of related accumulated depreciation is included in other assets, net in the accompanying consolidated balance sheets.

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

In January 2011, the Company purchased the outside 50% share in the BuyEfficient joint venture for $8.6 million, and the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture for approximately $37.5 million. The Company is still evaluating the accounting for these transactions. Beginning in 2011, the Company is the sole owner of both BuyEfficient and the 460-room Doubletree Guest Suites Times Square, and will present both of these investments on a consolidated basis.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

As of December 31, 2010 and 2009, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. Under the terms of the policy, the Company is entitled to receive the greater of the cash surrender value of the policy or the premiums paid by the Company following the termination of Mr. Alter’s employment with the Company. Within 60 days following the date of the termination of the split dollar policy during Mr. Alter’s lifetime, Mr. Alter may obtain a release of such obligation by paying the Company the greater of the total amount of the premiums paid by the Company or the then-current cash surrender value. The Company has valued this policy using Level 2 measurements at $1.9 million and $1.8 million as of December 31, 2010 and 2009, respectively. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. Pursuant to the Retirement Benefit Agreement, Mr. Alter may defer a portion of his compensation. Mr. Alter may amend the amount of his compensation to be deferred from time to time; provided, however, that any such amendment must be in compliance with Section 409A of the Internal Revenue Code. The Company will match 50% of Mr. Alter’s deferrals for each year, up to a maximum of $1,500 for that year. Earnings on Mr. Alter’s deferrals and the Company’s matching contributions are an amount equal to the amount which would have been earned on such deferrals and matching contributions had they been paid as premiums on the life insurance policy noted above in accordance with the investment designations made by Mr. Alter. The balance in Mr. Alter’s deferred compensation account is payable over a period of time following the termination of his employment with the Company, regardless of the reason for such termination. The Company has valued this agreement using Level 2 measurements at $1.9 million and $1.8 million as of December 31, 2010 and 2009, respectively. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

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

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. In 2010, the Company did not identify any properties with indicators of goodwill impairment. When indicators of goodwill impairment existed in 2009 and the discounted cash flows were less than the carrying value of the reporting unit, the Company used discount rates ranging between 13.0% and 13.8% in its 2009 analyses, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates in its

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of December 31, 2010 and 2009, all of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.1 billion and $1.2 billion as of December 31, 2010 and 2009, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 6.0% and 9.6%, the Company estimates that the fair market value of its debt as of December 31, 2010 and 2009 totaled $1.1 billion and $1.0 billion, respectively.

The following table presents the impairment charges recorded as a result of applying Level 3 measurements included in earnings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Investment in hotel properties, net	$—	$25,488	$—
Investment in hotel properties of discontinued operations, net	—	192,286	—
Goodwill	—	3,948	—
Other real estate, net	1,943	—	57
Other assets, net	—	1,416	—
Investment in unconsolidated joint ventures	—	26,007	—
Other current assets of discontinued operations, net (1)	—	3,007	2,847
Total Level 3 measurement impairment losses included in earnings	$1,943	$252,152	$2,904

(1)                        Includes goodwill impairment losses recorded on discontinued operations.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2010 and 2009 (in thousands):

	Total December 31,	Fair Value Measurements at Reporting Date
	2010	Level 1	Level 2	Level 3
Assets:
Other real estate, net (1)	$2,506	$—	$—	$2,506
Life insurance policy	1,868	—	1,868	—
Goodwill	4,673	—	—	4,673
Total assets	$9,047	$—	$1,868	$7,179
Liabilities:
Retirement benefit agreement	$1,868	$—	$1,868	$—
Total liabilities	$1,868	$—	$1,868	$—

(1)                        Includes the office building and land adjacent to one of the Company’s hotels that was impaired and recorded at fair value during 2010.

	Total December 31,	Fair Value Measurements at Reporting Date
	2009	Level 1	Level 2	Level 3
Assets:
Investment in hotel properties of discontinued operations, net (1)	$69,272	$—	$—	$69,272
Life insurance policy	1,814	—	1,814	—
Goodwill	4,673	—	—	4,673
Goodwill of discontinued operations (2)	1,174	—	—	1,174
Total assets	$76,933	$—	$1,814	$75,119
Liabilities:
Retirement benefit agreement	$1,814	$—	$1,814	$—
Total liabilities	$1,814	$—	$1,814	$—

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)                   Includes the six hotel properties that were impaired and recorded at fair value as of December 31, 2009.

(2)                   Goodwill of discontinued operations is included in other current assets of discontinued operations, net in the accompanying consolidated 2009 balance sheet.

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

Other operating revenues consist of revenues derived from incidental hotel services such as concessions, movie rentals, retail sales, fitness services, internet access, telephone, and sublease revenues relating to the restaurants and retail shops, along with any performance guaranties. During 2009 and 2008, the Company recognized $2.5 million and $3.5 million, respectively, of a $6.0 million performance guaranty received from Fairmont. As of December 31, 2009, the Company had fully utilized the $6.0 million performance guaranty. Also, the Company operates two commercial laundries located in Rochester, Minnesota and Salt Lake City, Utah, which provide laundry services to the Company’s hotels and other third parties in the respective locations. Revenues from incidental hotel services, management agreements, and laundry services are recognized in the period the related services are provided or the revenue is earned.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

The Company has elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Distributed earnings

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing nonforfeitable dividends of zero, $0.4 million and $0.8 million were allocated to the participating securities for the years ended December 31, 2010, 2009 and 2008, respectively. Undistributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities for the year ended December 31, 2010, and zero for both the years ended December 31, 2009 and 2008.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Numerator:
Net income (loss)	$38,542	$(269,608)	$71,238
Less dividends paid on unvested restricted stock compensation	—	(447)	(814)
Less preferred stock dividends and accretion	(20,652)	(20,749)	(20,884)
Less undistributed income allocated to unvested restricted stock compensation	(102)	—	—
Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$17,788	$(290,804)	$49,540
Denominator:
Weighted average basic common shares outstanding	99,709	69,820	53,633
Unvested restricted stock awards	—	—	29
Weighted average diluted common shares outstanding	99,709	69,820	53,662

Basic earnings available (loss attributable) to common stockholders per common share	$0.18	$(4.17)	$0.92

Diluted earnings available (loss attributable) to common stockholders per common share	$0.18	$(4.17)	$0.92

The Company’s unvested restricted stock units and shares associated with its long-term incentive plan have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2010 and 2009, as their inclusion would have been anti-dilutive. The Company’s common stock options and shares of its Series C preferred stock have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment. Previously, the Company operated in an additional segment, operations held for non-sale disposition. As a result of deed backs and title transfers, the Company has disposed of all assets and liabilities from its operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from its non-sale disposition segment have been reclassified to discontinued operations.

Recent Accounting Pronouncements

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to an enterprise’s involvement in a variable interest entity. Both of these pronouncements are effective for the first annual reporting period that begins after November 15, 2009. The adoption of these two pronouncements did not materially impact the Company.

In January 2010, the FASB issued a pronouncement to further update the fair value measurement guidance to improve fair value measurement disclosures. This update requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of the guidance related to new disclosures and clarifications on January 1, 2010 did not have any effect on its consolidated financial condition, results of operations or cash flows. The Company’s adoption of the guidance related to disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements will occur during the first quarter of 2011. The Company does not anticipate that the adoption of this part of the pronouncement will materially impact the Company.

In February 2010, the FASB issued a pronouncement to amend the subsequent events guidance. The amendment states that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This standard is effective immediately. The adoption of this pronouncement did not materially impact the Company.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$274,590	$233,812
Buildings and improvements	1,964,535	1,848,435
Furniture, fixtures and equipment	258,962	243,415
Intangibles	34,454	34,081
Franchise fees	983	1,133
Construction in process	38,462	6,182
	2,571,986	2,367,058
Accumulated depreciation and amortization	(537,763)	(443,666)
	$2,034,223	$1,923,392

In August 2009, pursuant to the 2009 secured debt restructuring program, the Company elected to cease the subsidization of debt service on the $29.2 million non-recourse mortgage secured by the 347-room Renaissance Westchester. In December 2009, a stipulation for the appointment of a receiver for the entity that owns the Renaissance Westchester was filed in the New York Superior Court, County of Westchester, and the Company transferred possession and control of the Renaissance Westchester to a receiver, who was operating the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company effectively transferred control of the asset to the receiver in December 2009, and accordingly deconsolidated the Renaissance Westchester. The Company had no rights to the profit or loss associated with the Renaissance Westchester upon the hotel’s appointment to the receiver; however, since the Company was still not released from the non-recourse mortgage, the net liability was still recorded on the Company’s balance sheet. On June 14, 2010, the Company reacquired the Renaissance Westchester for $26.0 million, including $1.2 million of restricted cash and related costs for a  net purchase price of $24.8 million. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled. The Company recorded a $6.7 million gain on the extinguishment of this debt, which is included in discontinued operations. Operating results for the Renaissance Westchester for 2009, therefore, are included in discontinued operations, whereas operating results from June 14, 2010 forward are included in the Company’s continuing operations.

In August 2010, the Company acquired the Royal Palm hotel in Miami Beach, Florida at a foreclosure auction for a gross purchase price of $126.1 million excluding transaction costs. Prior to the auction, the Company purchased a portion of the hotel’s outstanding debt at a discount to par resulting in a net purchase price of approximately $117.6 million, excluding transaction costs. The results of operations for the Royal Palm Miami Beach have been included in the Company’s statement of operations from the title transfer date of August 27, 2010 through the fourth quarter ended December 31, 2010.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, the Company recorded an impairment loss of $0.1 million to property and goodwill impairment losses on a parcel of land adjacent to one of its hotels which was sold in June 2009. The Company received net proceeds of $0.1 million, and recorded a net loss of $0.1 million on this sale, which is included in interest and other income on the consolidated statements of operations.

In June 2009, the Company performed a review of each property for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In conjunction with this review, the Company recorded an impairment loss on its Marriott Del Mar of $25.4 million to property and goodwill impairment losses.

In September 2008, the Company acquired 32.6 acres of land underlying its Renaissance Orlando at SeaWorld® for $30.7 million, including costs of the acquisition, using its available cash on hand.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the reacquisition of the Renaissance Westchester in June 2010, the acquisition of the Royal Palm Miami Beach in August 2010, as well as the acquisition of the land underlying the Renaissance Orlando at SeaWorld® that occurred during the third quarter of 2008, had all occurred on January 1, 2008. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Revenues	$663,448	$658,561	$812,244
Income available (loss attributable) to common stockholders from continuing operations	$(38,868)	$(45,604)	$34,685
Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$(0.60)	$(0.97)	$0.27

4. Discontinued Operations

The Company sold the Hyatt Regency Century Plaza during the second quarter of 2008, the Crowne Plaza Grand Rapids during the fourth quarter of 2008, the Marriott Napa Valley and the Marriott Riverside during the second quarter of 2009, and the Hyatt Suites Atlanta Northwest during the third quarter of 2009. These five hotel properties met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

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

In June 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage secured by the 258-room W San Diego. In September 2009, a stipulation for the appointment of a receiver for the entity that owns the W San Diego was filed in the California Superior Court, County of San Diego, and the Company transferred possession and control of the W San Diego to the receiver, who operated the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company concluded that it lost control of the asset, and accordingly deconsolidated the W San Diego. The Company reclassified the net assets and the net liabilities, including the hotel’s $65.0 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s December 31, 2009 balance sheet. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on the Company’s statements of operations and cash flows. In conjunction with its quarterly impairment analysis, the Company recorded an impairment loss of $60.0 million in June 2009 to reduce the carrying value of the W San Diego to its book value, which is included in discontinued operations. In July 2010, the Company completed the deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and removed the hotel’s net assets and liabilities from its 2010 balance sheet.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2009, the Company commenced restructuring negotiations with Massachusetts Mutual Life Insurance Company, or Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 hotels comprised of 2,587 rooms. In November 2009, the Company elected to cease the subsidization of debt service on the loan. In December 2009, the Company began the process to either transfer possession and control of eight of the hotels (the “Mass Mutual eight”) to a court-appointed receiver or to deed back the hotels to the lender. The Mass Mutual eight hotels include: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park). Upon deed back of the hotels, the Company reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to discontinued operations on its balance sheets, statements of operations and statements of cash flows. In conjunction with the Company’s 2009 impairment evaluations, the Company recorded $3.0 million in goodwill impairment losses on four of the Mass Mutual eight hotels, and an impairment charge of $88.2 million in order to reduce the value of six of the Mass Mutual eight hotels on its balance sheet to their fair value, all of which is included in discontinued operations.

During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. Also pursuant to this agreement, in November 2010, the Company completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents. There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated.  Additionally, the Company made certain customary representations and warranties, all of which survive the closing for a period of six months. Five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these remaining five hotels were to be terminated, the Company may be liable for up to $19.6 million in termination fees. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from its 2010 balance sheet. Additional gain of $19.6 million will be deferred until all significant contingencies are resolved.

In August 2009, the Company elected to cease the subsidization of debt service on the non-recourse mortgage secured by the 347-room Renaissance Westchester. In December 2009, a stipulation for the appointment of a receiver for the entity that owns the Renaissance Westchester was filed in the New York Superior Court, County of Westchester, and the Company transferred possession and control of the Renaissance Westchester to the receiver, who operated the property for the benefit of the lender of the non-recourse loan. As such, and in conjunction with the Consolidation Topic of the FASB ASC, the Company concluded that it lost control of the asset, and accordingly deconsolidated the Renaissance Westchester. The Company reclassified the net assets and the net liabilities, including the hotel’s $29.2 million mortgage indebtedness to other current liabilities of discontinued operations, net on the Company’s December 31, 2009 balance sheet. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. In conjunction with its quarterly impairment analysis, the Company recorded an impairment loss of $30.2 million in June 2009 to reduce the carrying value of the Renaissance Westchester to its book value, which is included in discontinued operations. In June 2010, the Company reacquired the Renaissance Westchester for $26.0 million, including $1.2 million of restricted cash and related costs for a net purchase price of $24.8 million. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled, and the Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations in June 2010.

In September 2009, the Company elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In March 2010, possession and control of the Marriott Ontario Airport was transferred to a court-appointed receiver, and the Company deconsolidated the hotel. The Company reclassified the assets, liabilities and results of operations (including an impairment loss of $8.9 million recorded in June 2009 to reduce the carrying value of the hotel to its fair value) of the Marriott Ontario Airport to discontinued operations on its balance sheets, statements of operations and statements of cash flows. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the hotel’s new owner. In connection with this sale, the Company recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from its 2010 balance sheet.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the discontinued operations for the years ended December 31, 2010, 2009 and 2008, related to hotel properties that have been disposed through non-sale disposition or sold (in thousands):

	2010	2009	2008
Operating revenues	$71,105	$136,777	$250,584
Operating expenses	(58,031)	(114,893)	(187,306)
Interest expense	(17,172)	(22,698)	(18,618)
Depreciation and amortization	(5,432)	(17,265)	(25,655)
Property and goodwill impairment losses	—	(195,293)	(2,847)
Gain on extinguishment of debt	86,235	—	—
Gain (loss) on sale of hotels, net	—	(13,052)	26,013
Income (loss) from discontinued operations	$76,705	$(226,424)	$42,171

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$2,768	$3,824
Buildings and improvements	9,297	10,179
Furniture, fixtures and equipment	6,687	6,058
Construction in progress	116	27
	18,868	20,088
Accumulated depreciation	(7,044)	(6,232)
	11,824	13,856
Land held for investment	188	188
	$12,012	$14,044

In June 2010, the Company recorded an impairment loss of $1.9 million on an office building and land adjacent to one of its hotels in anticipation of a possible sale.

In December 2008, the Company recorded an impairment loss of $57,000 on a vacant parcel of land which was sold in January 2009 for net proceeds of $0.3 million. No gain or loss was recognized on the sale.

As of December 31, 2010, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2007, the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continues to be borne solely by the Company. In accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company expenses the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value has not been increased. The Company recognizes this stock-based compensation expense based on fair value in accordance with the Compensation — Stock Compensation Topic and the Equity Topic of the FASB ASC. The Company recognized stock-based compensation expense for BuyEfficient for the years ended December 31, 2010, 2009 and 2008, all of which was included in equity in net earnings (losses) of unconsolidated joint ventures, as follows (in thousands):

	2010	2009	2008
Stock-based compensation expense	$49	$74	$72

The Company received $0.9 million in distributions from BuyEfficient in 2010, $0.5 million in 2009 and no distributions in 2008.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2011, the Company repurchased Strategic’s 50% share in BuyEfficient for $8.6 million. The Company is still evaluating the accounting for the transaction. In accordance with the Consolidation Topic of the FASB ASC, the Company will consolidate BuyEfficient with its continuing operations in 2011 as it will be the sole owner of BuyEfficient.

In December 2006, the Company entered into a joint venture agreement with Whitehall Street Global Real Estate Limited Partnership 2005 and Highgate Holdings to acquire the 460-room Doubletree Guest Suites Times Square located in New York City, New York. Annual dividends on the Company’s equity investment in the Doubletree Guest Suites Times Square are senior to the returns on equity to both Whitehall and Highgate. The annual dividends, which are calculated as a percentage of the Company’s original $40.0 million investment, were initially 8.0%, increased to 8.5% for 2008 through 2010, and will increase to 9.25% over a nine-year period. In addition, the Company’s equity investment is entitled to receive a pro-rata share of any excess equity distributions to the joint venture. The Company received no distributions in either 2010 or 2009, and $5.7 million during 2008.

During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the partners’ equity in the joint venture to a deficit. The Company had no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge was taken against equity in net losses of unconsolidated joint ventures, effectively reducing the Company’s investment in the partnership to zero on its balance sheet as of December 31, 2009.

In January 2011, the Company purchased the remaining outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The Company is still evaluating the accounting for the transaction. In accordance with the Consolidation Topic of the FASB ASC, the Company will consolidate the hotel with its continuing operations in 2011 as it will be the sole owner of the hotel.

7. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2010	2009
Property and equipment, net	$1,758	$1,125
Notes receivable	3,950	—
Other receivables	4,403	2,567
Other	2,704	2,526
	$12,815	$6,218

Prior to its acquisition of the Royal Palm Miami Beach in August 2010, the Company purchased a portion of the hotel’s debt with a principal amount of $17.1 million for $3.0 million. In conjunction with the purchase of the hotel, the Company received $5.4 million, net of related costs, as a partial payment of this debt, and will receive an additional $3.1 million no later than February 2012. The Company has included the additional $3.1 million receivable in other assets, net in the accompanying consolidated 2010 balance sheet.

In April 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of December 31, 2010, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. No amounts were received for the subordinate note during 2010. As of December 31, 2010, the debt on the Doubletree Guest Suites Times Square was not in default, however interest on the mezzanine loan was being deferred in accordance with the provisions of the loan, and the Company was accounting for the loan using the cost recovery method until such time as the expected cash flows from the loan were reasonably probable and estimable. No amounts were received for the mezzanine loan during 2010. In January 2011, the Company purchased the

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City.  After the Company’s acquisition of the remaining interests in the hotel, the mezzanine loan will remain in effect for tax purposes, but will be eliminated in consolidation on the Company’s financial statements.

In 2006, the Company sold 13 hotels for gross proceeds of $144.1 million. As a condition of the transaction, the Company currently holds a promissory note from the buyer of the 13 hotels (the “Buyer”) for $5.6 million, with interest accruing at 8% per annum. The note is interest only and is secured by an equity pledge in the Buyer’s legal investment entity. In December 2009, the Company received notice that the Buyer requested a loan modification from the Senior Note Lender, indicating that the Company’s $5.6 million mezzanine loan along with the accrued interest may not be collectible. As such, the Company recorded an allowance for bad debt of $5.6 million to other assets, net in December 2009, which reserved both the discounted note and the related interest receivable in full at December 31, 2009. The Company suspended recording interest receivable on the note, and any amounts received from the Buyer in the future will be applied first towards the principal amount of the note. During 2010, the Company received $0.1 million from the Buyer, and applied these receipts towards the principal amount of the note as recoveries of bad debt which were included in corporate overhead. In October 2010, the Company received notice that the Buyer had filed a deed in lieu of foreclosure in bankruptcy court, and the Company removed the note receivable and related reserve from its balance sheet.

8. Due to Third Party Managers and Other Current Liabilities

Due to Third Party Managers

IHR manages 13 of the Company’s 31 hotels as of December 31, 2010. The following amounts make up the net liability owed to IHR in regards to these 13 hotels (in thousands):

	December 31,
	2010	2009
Accrued payroll and employee benefits	$4,015	$5,839
Workers’ compensation	1,280	1,637
Accrued pension liability	2,315	2,141
Management and accounting fees payable	262	354
Reimbursements from IHR	(20)	(154)
	$7,852	$9,817

Other current liabilities of discontinued operations, net includes $1.4 million due to IHR as of December 31, 2009.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Property, sales, and use taxes payable	$6,527	$7,925
Accrued interest	5,315	7,618
Advanced deposits	3,109	3,292
Other	2,741	3,075
	$17,692	$21,910

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2010	2009
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 19 hotel properties and one laundry facility at December 31, 2010, and 22 hotel properties and one laundry facility at December 31, 2009.	$1,083,000	$1,144,490
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,145,500	1,206,990
Less: discount on Senior Notes	(2,197)	(3,193)
	1,143,303	1,203,797
Less: current portion	(16,486)	(153,778)
	$1,126,817	$1,050,019

In November 2010, the Company entered into a new $150.0 million senior corporate credit facility. The interest rate for the facility ranges from 325 to 425 basis points over LIBOR, depending on the overall leverage of the Company. The initial term of the facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the facility may be increased to up to $250.0 million. The facility contains customary events of default relating to payments and breaches of representations and warranties. As of December 31, 2010, the Company had no outstanding indebtedness under its credit facility.

In November 2010, the Company entered into a new $92.5 million non-recourse mortgage on its Hilton Times Square. The mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the mortgage were used in part to repay the maturing $81.0 million mortgage secured by the Company’s Hilton Times Square, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The mortgage contains customary events of default relating to payments and breaches of representations and warranties.

In January 2011, the Company purchased the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The Company is still evaluating the accounting for the transaction. The hotel is encumbered by approximately $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012 and bears a blended interest rate of LIBOR + 115 basis points. The Company expects to refinance this debt during 2011 and intends to fund any refinancing shortfall with existing cash.

During 2009, the Company initiated a secured debt restructuring program aimed at addressing cash flow and value deficits among certain of its hotels securing non-recourse mortgage debt. The Company concluded the program in the fourth quarter of 2009. The primary goal of the program was to amend the terms of mortgage debt to eliminate existing cash flow and/or value deficits. In certain cases, however, where acceptable restructuring terms could not be reached, rather than employing corporate resources to subsidize debt service, the Company elected to deed-back the collateral hotels in satisfaction of the associated debt. The loans secured by such hotels, subject to customary exceptions, were non-recourse to the Company. During 2009, five of the Company’s loans totaling $470.9 million were subject to the Company’s secured debt restructuring program. The status of each of these five loans is discussed further below.

W San Diego. Effective September 30, 2009, possession and control of the 258-room W San Diego was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $29.0 million hotel net asset and the hotel’s $65.0 million 6.14% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the W San Diego’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. In July 2010, the Company completed the deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and removed the hotel’s net assets and liabilities from its 2010 balance sheet.

Renaissance Westchester. Effective December 28, 2009, possession and control of the 347-room Renaissance Westchester was transferred to a court-appointed receiver. In connection with this transfer, the Company deconsolidated this hotel and reclassified the assets and liabilities, including the $25.2 million hotel net asset and the hotel’s $29.2 million 4.98% non-recourse mortgage, to discontinued operations on its balance sheets. Additionally, the Company reclassified the Renaissance Westchester’s results of operations and cash flows to discontinued operations on its statements of operations and cash flows. In connection with the repurchase of the Renaissance Westchester, the $29.2 million non-recourse mortgage was cancelled, and the Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations in June 2010.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marriott Ontario Airport. In September 2009, the Company elected to cease the subsidization of debt service on the $25.5 million 5.34% non-recourse mortgage secured by the 299-room Marriott Ontario Airport, and commenced restructuring negotiations with the loan’s special servicer. In March 2010, possession and control of the Marriott Ontario Airport was transferred to a court-appointed receiver, and the Company deconsolidated the hotel. The Company reclassified the assets, liabilities and results of operations of the Marriott Ontario Airport to discontinued operations on its balance sheets, statements of operations and statements of cash flows. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the hotel’s new owner. In connection with this sale, the Company recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from its 2010 balance sheet.

Massachusetts Mutual Life Insurance Company. In July 2009, the Company commenced restructuring negotiations with Mass Mutual, the lender’s representative for a $246.0 million, 5.95% non-recourse mortgage loan secured by 11 of the Company’s hotels. In November 2009, the Company elected to cease the subsidization of debt service on the loan. In December 2009, the Company began the process to either transfer possession and control of the Mass Mutual eight hotels to a court-appointed receiver or to deed back the hotels to the lender in lieu of repayment of the debt. Upon deed back of the hotels, the Company reclassified the assets, liabilities and results of operations of the Mass Mutual eight hotels to discontinued operations on its balance sheets, statements of operations and statements of cash flows. During the first quarter of 2010, the Company reached an agreement in principle with Mass Mutual to secure the release of the three remaining hotels comprising the collateral pool for the Mass Mutual loan. Also pursuant to this agreement, in November 2010, the Company completed the deed back of the Mass Mutual eight hotels and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents. There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated.  Additionally, the Company made certain customary representations and warranties, all of which survive the closing for a period of six months. Five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company may be liable for up to $19.6 million in termination fees. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from its 2010 balance sheet. Additional gain of $19.6 million will be deferred until all significant contingencies are resolved.

Renaissance Baltimore. During the fourth quarter of 2009, the Company finalized an amendment to the $105.2 million 5.13% non-recourse mortgage secured by the 622-room Renaissance Baltimore. The amendment results in the elimination of amortization on this loan for a period of up to 30 months.

The Operating Partnership issued an aggregate of $250.0 million of Senior Notes in June 2007. The Senior Notes have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of ASC 470-20 which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of ASC 470-20, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense for the years ended December 31, 2010, 2009 and 2008 includes $1.0 million, $1.8 million and $3.5 million, respectively, in accretion of the Senior Notes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer, as well as its 2008 year-end dividend consisting of both cash and stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and several of its subsidiaries have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

During the first quarter of 2009, the Company repurchased $64.0 million in aggregate principal amount of the Senior Notes for $30.8 million, including $0.4 million in interest, using its available cash on hand. After the repurchase, such Senior Notes were cancelled. The Company wrote off $1.4 million in deferred financing fees and $4.2 million of the Senior Notes discount, and recognized a net gain of $28.0 million on this early extinguishment of debt. In May 2009, in accordance with the terms and conditions of a tender offer (the “Senior Notes Tender Offer”), the Company purchased a total of $123.5 million in principal amount of Senior Notes for $89.0 million, including $2.0 million in interest, $1.9 million in related consents solicited from the registered holders of the Senior Notes to adopt a proposed amendment to the indenture governing the Senior Notes and $0.6 million in fees and costs. After the repurchase, such Senior Notes were cancelled. In addition, the Company paid $1.2 million, including $0.3 million in fees and costs, for consents related to non-tendered Senior Notes. The Company wrote off $2.7 million in deferred financing fees and $7.3 million of the Senior Notes discount, and recognized a net gain of $26.6 million on this early extinguishment of debt. The Company initially used its credit facility in existence at the time to fund this repurchase of the Senior Notes, and subsequently replaced such cash with proceeds from its equity offering completed in May 2009. The Company incurred an additional $20,000 and $53,000 in fees and costs during the third and fourth quarters of 2009, respectively, related to the repurchases of the Senior Notes.

In April 2009, the Company drew down $60.0 million on its credit facility in existence at the time in connection with its Senior Notes Tender Offer. The Company repaid the $60.0 million in May 2009 using available cash. In June 2009, the Company amended its credit facility (the “amended credit facility”), reducing the facility’s size from $200.0 million to $85.0 million. In addition, the amendment reduced the facility’s minimum fixed charge coverage covenant from 1.50:1.00 to 1.00:1.00, with added flexibility to drop to 0.90:1.00 for up to four quarters, and eliminated the facility’s 65% maximum total leverage covenant, replacing it with a 9.50:1.00 maximum net debt to EBITDA covenant, which could be increased to 10.50:1.00 for up to four quarters. The amended credit facility was secured by five of the Company’s hotels (Fairmont Newport Beach, Hyatt Regency Newport Beach, Renaissance Los Angeles Airport, Residence Inn Rochester, and Sheraton Cerritos), had an interest rate based on grid pricing ranging from 375 — 525 basis points over LIBOR, and matured in 2012, assuming the exercise of a one-year extension option. In February 2010, in view of its strong liquidity position, the restrictive terms of the amended credit facility and the Company’s expectation that the amended credit facility would not be accessed in 2010, the Company elected to terminate its amended credit facility.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	2010	2009	2008
Interest expense	$65,457	$71,940	$78,538
Interest expense — default rate (1)	884	472	—
Accretion of Senior Notes	996	1,813	3,505
Amortization of deferred financing fees	1,597	1,823	1,133
Write-off of deferred financing fees	1,585	284	—
Loan penalties and fees (1)	311	207	—
	$70,830	$76,539	$83,176

(1)                   The default rate interest expense and the loan penalties and fees were incurred due to the Company’s elective default on the Mass Mutual loan.

Aggregate future principal maturities of notes payable at December 31, 2010, are as follows (in thousands):

2011	$16,486
2012	50,523
2013	81,069
2014	19,111
2015	219,595
Thereafter	758,716
Total	$1,145,500

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The income tax benefit (provision) included in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	4,187	5,177	1,530
State	1,069	1,317	371
	5,256	6,494	1,901
Valuation allowance	(5,256)	(6,494)	(1,901)
Provision for income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
NOL carryover	$36,636	$29,945
Other reserves	1,848	3,210
State taxes and other	1,582	1,619
Current deferred tax asset before valuation allowance	40,066	34,774
Depreciation	(151)	(115)
Current deferred tax liability before valuation allowance	(151)	(115)
Net deferred tax asset	39,915	34,659
Valuation allowance	(39,915)	(34,659)
	$—	$—

The Company has provided a valuation allowance against its deferred tax asset at December 31, 2010 and 2009. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations.

At December 31, 2010 and 2009, net operating loss carryforwards for federal income tax purposes total approximately $93.0 million and $76.0 million, respectively. These losses, which begin to expire in 2019, are available to offset future income through 2029.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2010, 2009 and 2008, distributions paid per share were characterized as follows (unaudited):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$—	—%	$—	—%	$1.341	74.479%
Capital gain	—	—	—	—	0.459	25.521
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$1.800	100.000%

Preferred Stock — Series A
Ordinary income	$1.010	67.321%	$2.000	100.000%	$1.490	74.479%
Capital gain	—	—	—	—	0.510	25.521
Return of capital	0.490	32.679	—	—	—	—
Total	$1.500	100.000%	$2.000	100.000%	$2.000	100.000%

Preferred Stock — Series C
Ordinary income	$0.794	67.321%	$1.572	100.000%	$1.195	74.479%
Capital gain	—	—	—	—	0.410	25.521
Return of capital	0.385	32.679	—	—	—	—
Total	$1.179	100.000%	$1.572	100.000%	$1.605	100.000%

11. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of the Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. As of July 8, 2010, the Series C preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial ratios for four consecutive quarters a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. Should operations deteriorate from current levels, the Company may fail to meet its financial ratios with respect to its Series C preferred stock for four consecutive quarters, which would cause the Company to incur a financial ratio violation. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value is periodically adjusted so that the carrying value will equal the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value will also be periodically adjusted for any accrued and unpaid dividends. At December 31, 2010 and 2009, the Series C preferred stock carrying value consisted of the following (in thousands):

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009
Initial fair value, sales price of $99.0 million	$99,000	$99,000
Redemption value accretion	1,000	896
	$100,000	$99,896

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of December 31, 2010, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2010, the Company issued 19,500,000 shares of its common stock for net proceeds of approximately $190.6 million. The Company plans to use the net proceeds from this equity offering for growth capital expenditures, future acquisitions and other general corporate purposes, including working capital.

Dividends

The Company declared dividends per share during 2010, 2009 and 2008 as follows:

	2010	2009	2008
Series A preferred stock	$2.00	$2.00	$2.00
Common stock - cash	—	—	1.20
Common stock - stock	—	—	0.60
	$2.00	$2.00	$3.80

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

Operating Partnership Units

As of December 31, 2010, the Operating Partnership had 116,950,504 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

Stock Grants

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 6,050,000 common shares for issuance under the LTIP, and 3,828,573 shares remain available for future issuance as of December 31, 2010.

Restricted shares and restricted share units granted pursuant to the Company’s LTIP generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. The Company’s compensation expense and forfeitures related to these restricted shares and restricted share units for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Compensation expense	$5,811	$5,621	$5,345
Forfeiture expense (credit) adjustments	$(48)	$43	$(273)

In December 2010, the Company recorded $1.7 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, Arthur L. Buser.

The following is a summary of non-vested stock grant activity:

	2010		2009		2008
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	1,301,451	$7.68	692,767	$17.93	650,546	$26.33
Granted	438,665	9.06	1,073,084	4.58	684,846	15.32
Vested	(767,052)	8.84	(400,647)	17.15	(237,062)	25.66
Forfeited	(304,130)	6.71	(63,753)	7.36	(405,563)	22.48
Outstanding at end of year	668,934	7.70	1,301,451	7.68	692,767	17.93

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

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

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2010, 2009 and 2008 were included in the Company’s statements of operations as follows (in thousands):

	2010	2009	2008
Continuing operations — property general and administrative expense	$16,112	$15,451	$19,992
Discontinued operations	1,606	3,317	6,274
	$17,718	$18,768	$26,266

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third party managers incentive management fees. Total incentive management fees incurred by the Company were $3.0 million, $2.9 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the years ended December 31, 2010, 2009 and 2008 totaled $26.1 million, $28.7 million, and $37.5 million, respectively, of which royalties totaled $9.2 million, $10.4 million, and $13.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the years ended December 31, 2010, 2009 and 2008 were included in the Company’s statements of operations as follows (in thousands):

	2010	2009	2008
Continuing operations — franchise costs	$21,474	$20,656	$24,658
Discontinued operations	4,665	7,997	12,799
	$26,139	$28,653	$37,457

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. During the third quarter of 2010, the Company paid $3.4 million in franchise termination fees for the Marriott Ontario Airport as this hotel’s franchise agreement was terminated in connection with the receiver’s sale of the hotel. The $3.4 million is included in discontinued operations in the Company’s statement of operations. Currently, five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company may be liable for up to $19.6 million in termination fees, which is included in other current liabilities of discontinued operations, net in the accompanying 2010 consolidated balance sheet.

Renovation and Construction Commitments

At December 31, 2010, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2010 totaled $33.0 million.

Ground and Operating Leases

At December 31, 2010, the Company was obligated to unaffiliated parties under the terms of five ground leases, one air lease and a lease on the corporate facility, which mature from dates ranging from 2018 through 2096, excluding renewal options. The air lease requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Total rent expense incurred pursuant to ground lease agreements for the years ended December 31, 2010, 2009 and 2008 was included in the Company’s statements of operations as follows (in thousands):

	2010	2009	2008
Continuing operations — property tax, ground lease and insurance (1)	$5,246	$4,615	$7,028
Discontinued operations	491	608	683
	$5,737	$5,223	$7,711

(1)  Beginning in 2010, ground lease expense also includes amortization of lease intangibles on a ground lease with use rights and an easement at two of the Company’s 31 hotels.

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.3 million for the year ended December 31, 2010, and $0.4 million for both the years ended December 31, 2009 and 2008, and was included in corporate overhead expense.

Future minimum payments under the terms of the five ground leases and the lease on the corporate facility in effect at December 31, 2010 are as follows (in thousands):

2011	$4,423
2012	4,464
2013	4,504
2014	4,547
2015	4,590
Thereafter	286,424
Total	$308,952

Employment Agreements

As of December 31, 2010, the Company has employment agreements with certain executive employees, which expire through August 2013. The terms of the agreements stipulate payments of base salaries and bonuses.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2010
(in thousands):

2011	$938
2012	700
2013	409
$2,047

Litigation

The Company is involved from time to time in various claims and other legal actions in the ordinary course of business. Management does not believe that the resolution of such matters will have a material adverse effect on the Company’s financial position or results of operations when resolved.

In September 2009, the Company settled a lawsuit brought against the Company by the buyer (the “Buyer”) of 13 of the Company’s hotels which were sold in 2006. The Company had estimated that the ultimate liability would range from between $2.0 million and $2.5 million, and in accordance with the Contingencies Topic of the FASB ASC, the Company had previously recorded a liability for this lawsuit of $2.2 million. The lawsuit was settled in September 2009 for $2.2 million, including $1.15 million in cash and $1.05 million of interest forgiveness on the Company’s $5.6 million note receivable from the Buyer. In December 2009, the Company determined that this note receivable may not be collectible, and the Company recorded an allowance for bad debt of $5.6 million to fully reserve this note and related interest receivable. In October 2010, the Company received notice that the Buyer had filed a deed in lieu of foreclosure in bankruptcy court, and the Company removed this note receivable and related reserve from its balance sheet.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by our management companies. At December 31, 2010, approximately 12.1% of workers employed by the Company’s third party managers were covered by such collective bargaining agreements.

Defined Benefit Retirement Plan Obligation

In connection with the Company’s formation and structuring transactions, certain predecessor companies sold their property management company to IHR, who assumed certain liabilities of the property management company including the defined benefit retirement plan. In accordance with the management agreement with IHR, the Company is still responsible for the costs of the defined benefit retirement plan.

The benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter as of December 31, 2010 are as follows (in thousands):

2011	$384
2012	388
2013	399
2014	414
2015	431
Thereafter	2,524
$4,540

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Matching contributions into these various retirement plans totaled $0.9 million for both the years ended December 31, 2010 and 2009, all of which was included in property general and administrative expense. For the year ended December 31, 2008, the Company contributed $1.3 million into the hotels’ various retirement plans, of which $1.2 million was included in property general and administrative expense and $0.1 million was included in discontinued operations.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk

As of December 31, 2010, nine of the 31 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 25% of the Company’s rooms and approximately 24% of the revenue generated by the Company’s 31 hotels during the year ended December 31, 2010. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

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

At December 31, 2010, the Company had $2.1 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2010.

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

15. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2010 and 2009, amounts owed to the Company by its affiliates amounted to $44,000 and $62,000, respectively, and are included in due from affiliates in the accompanying consolidated balance sheets.

Transactions With Others

The Company purchases telecommunications equipment from Gemini Telemanagement Systems, (“GTS”), a telecommunications equipment provider based in Redwood City, California. The Company’s former Chief Executive Officer and current Executive Chairman, Robert A. Alter, was a 5.2% stockholder in GTS, and his brother, Richard Alter, was the majority stockholder in GTS, until they both divested their interests in April 2009. The Company paid GTS nominal amounts in 2010, and $0.6 million and $1.5 million, respectively, for the years ended December 31, 2009 and 2008.

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Though the Company concluded its interest in the Doubletree Guest Suites Times Square joint venture is a VIE, the Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, accounted for this investment using the equity method. In January 2011, the Company purchased the outside 62% equity interests in the Doubletree Guest Suites Times Square for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The Company is still evaluating the accounting for the transaction. Beginning in 2011, the Company will consolidate this hotel into its continuing operations.

17. Quarterly Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2010 and 2009, of the Company are as follows
(in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues — Continuing Operations
2010	$140,899	$160,874	$157,064	$184,253
2009	$150,045	$154,520	$149,277	$170,015

Operating income (loss) — Continuing Operations
2010	$2,462	$13,167	$1,943	$14,429
2009	$5,201	$(14,727)	$6,382	$8,406

Net income (loss)
2010	$(21,091)	$308	$23,653	$35,672
2009	$6,510	$(130,205)	$(17,948)	$(127,965)

Income available (loss attributable) to common stockholders per share — basic
2010	$(0.27)	$(0.05)	$0.19	$0.28
2009	$0.02	$(2.23)	$(0.31)	$(1.45)

Income available (loss attributable) to common stockholders per share — diluted
2010	$(0.27)	$(0.05)	$0.19	$0.28
2009	$0.02	$(2.23)	$(0.31)	$(1.45)

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

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000, increasing its investment in the $5.0 million subordinate note to $0.5 million. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of December 31, 2010, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. No amounts were received for the subordinate note during 2010.

In November 2010, the Company entered into a new $150.0 million senior corporate credit facility. The interest rate for the facility ranges from 325 to 425 basis points over LIBOR, depending on the overall leverage of the Company. The initial term of the facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the facility may be increased to up to $250.0 million. The facility contains customary events of default relating to payments and breaches of representations and warranties. As of December 31, 2010, the Company had no outstanding indebtedness under its credit facility.

In November 2010, the Company entered into a new $92.5 million non-recourse mortgage on its Hilton Times Square. The mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a thirty-year amortization. The proceeds from the mortgage were used in part to repay the maturing $81.0 million mortgage secured by the Company’s Hilton Times Square, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The mortgage contains customary events of default relating to payments and breaches of representations and warranties.

In November 2010, the Company issued 19,500,000 shares of its common stock for net proceeds of approximately $190.6 million. The Company plans to use the net proceeds from this equity offering for growth capital expenditures, future acquisitions and other general corporate purposes, including working capital.

18. Subsequent Events

In January 2011, the Company purchased the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for approximately $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel in New York City. The Company is still evaluating the accounting for the transaction. The hotel is encumbered by approximately $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012 and bears a blended interest rate of LIBOR + 115 basis points. The Company expects to refinance this debt during 2011 and intends to fund any refinancing shortfall with existing cash. In accordance with the Consolidation Topic of the FASB ASC, the Company will consolidate the hotel with its continuing operations in 2011 as it will be the sole owner of the hotel.

In January 2011, the Company repurchased Strategic’s 50% share in BuyEfficient for $8.6 million. The Company is still evaluating the accounting for the transaction. In accordance with the Consolidation Topic of the FASB ASC, the Company will consolidate BuyEfficient with its continuing operations in 2011 as it will be the sole owner of BuyEfficient.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans for approximately $94.3 million. The Company is still evaluating the accounting for the transaction. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2010

(In Thousands)

	Balance at Beginning of Year (1)	Additions Charged to Operations (1)	Uncollectible Accounts Written Off (1)	Balance at End of Year (1)
Year ended December 31, 2010
Allowance for doubtful accounts	$116	$83	$(85)	$114
Reserve for loan losses	$5,557	$—	$(5,557)	$—

Year ended December 31, 2009
Allowance for doubtful accounts	$256	$132	$(272)	$116
Reserve for loan losses	$—	$5,557	$—	$5,557

Year ended December 31, 2008
Allowance for doubtful accounts	$143	$184	$(71)	$256

(1)                   Includes all hotel properties owned on December 31, 2010.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2010 (1)
	Encmbr		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Courtyard by Marriott—Los Angeles		(b)	$—	$8,446	$—	$8,508	$—	$16,954	$16,954	$6,291	1999	5-35
Doubletree—Minneapolis		(a)	1,150	9,953	—	4,780	1,150	14,733	15,883	3,697	2002	5-35
Embassy Suites—Chicago	$75,000		79	46,886	6,348	11,492	6,427	58,378	64,805	15,064	2002	5-35
Embassy Suites—La Jolla	70,000		27,900	70,450	—	7,241	27,900	77,691	105,591	12,736	2006	5-35
Fairmont—Newport Beach		(b)	—	65,769	—	30,949	—	96,718	96,718	17,591	2005	5-35
Hilton—Del Mar		(a)	4,106	22,353	—	5,985	4,106	28,338	32,444	7,583	2002	5-35
Hilton—Houston	33,261		6,184	35,628	—	17,463	6,184	53,091	59,275	11,943	2002	5-35
Hilton—Times Square	92,288		—	221,488	—	7,756	—	229,244	229,244	39,593	2006	5-35
Hyatt Regency—Newport Beach		(b)	—	30,549	—	12,041	—	42,590	42,590	10,683	2002	5-35
Kahler Grand Hotel—Rochester		(a)	3,411	45,349	—	18,623	3,411	63,972	67,383	20,281	1999	5-35
Kahler Inn & Suites—Rochester		(b)	1,666	21,582	(173)	2,362	1,493	23,944	25,437	8,625	1999	5-35
Marriott—Boston	176,000		51,598	170,238	—	18,434	51,598	188,672	240,270	25,117	2007	5-35
Marriott—Del Mar	48,000		5,125	58,548	(2,026)	(19,277)	3,099	39,271	42,370	9,435	2006	5-35
Marriott—Houston		(a)	4,167	19,155	—	7,227	4,167	26,382	30,549	6,309	2002	5-35
Marriott—Park City		(a)	2,260	17,778	—	7,088	2,260	24,866	27,126	8,046	1999	5-35
Marriott—Philadelphia		(a)	3,297	29,710	—	5,985	3,297	35,695	38,992	9,415	2002	5-35
Marriott—Portland		(b)	5,341	20,705	—	3,267	5,341	23,972	29,313	8,018	2000	5-35
Marriott—Quincy		(b)	14,375	97,875	—	1,905	14,375	99,780	114,155	13,187	2007	5-35
Marriott—Rochester		(b)	1,851	39,714	—	4,966	1,851	44,680	46,531	16,399	1999	5-35
Marriott—Troy		(a)	2,701	45,814	—	7,205	2,701	53,019	55,720	14,222	2002	5-35
Marriott—Tysons Corner		(a)	3,897	43,528	(250)	10,982	3,647	54,510	58,157	14,193	2002	5-35
Renaissance Harborplace	105,241		25,085	102,707	—	17,052	25,085	119,759	144,844	22,208	2005	5-35
Renaissance Los Angeles Airport		(b)	7,800	52,506	—	1,324	7,800	53,830	61,630	7,763	2007	5-35
Renaissance Long Beach	33,251		10,437	37,300	—	11,848	10,437	49,148	59,585	8,862	2005	5-35
Renaissance Orlando at SeaWorld®	83,954		—	119,733	30,716	23,122	30,716	142,855	173,571	26,651	2005	5-35
Renaissance Washington D.C.	132,304		14,563	132,800	—	15,045	14,563	147,845	162,408	27,366	2005	5-35
Renaissance Westchester (2)		(b)	5,751	17,069	—	26	5,751	17,095	22,846	354	2010	5-35
Residence Inn by Marriott—Rochester		(b)	225	9,652	173	1,001	398	10,653	11,051	2,473	2004	5-35
Royal Palm Miami Beach		(b)	35,027	79,864	—	69	35,027	79,933	114,960	1,054	2010	5-35
Sheraton—Cerritos		(b)	—	24,737	—	5,364	—	30,101	30,101	5,356	2005	5-35
Valley River Inn—Eugene		(a)	1,806	14,113	—	2,703	1,806	16,816	18,622	4,416	2002	5-35
	$849,299		$239,802	$1,711,999	$34,788	$252,536	$274,590	$1,964,535	$2,239,125	$384,931

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2010 (1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
TCS—Rochester	$2,474	$1,600	$—	$—	$7,959	$1,600	$7,959	$9,559	$2,191	1999	5-35
Office Building—Troy		2,224	2,140	(1,056)	(802)	1,168	1,338	2,506	370	2006	5-35
Land held for future development or sale		4,500	—	(4,312)	—	188	—	188	—	1999	NA
	$2,474	$8,324	$2,140	$(5,368)	$7,157	$2,956	$9,297	$12,253	$2,561

(1)                 The aggregate cost of properties for federal income tax purposes is approximately $2.5 billion (unaudited) at December 31, 2010.

(2)                 Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

		Hotel Properties			Other Real Estate Investments
		2010	2009	2008	2010	2009	2008

(1)	Reconciliation of land and buildings and improvements:
	Balance at the beginning of the year	$2,082,247	$2,079,896	$2,001,620	$14,191	$14,436	$13,899
	Additions during year:
	Acquisitions	137,711	—	30,716	—	—	—
	Improvements	19,167	29,760	65,781	5	20	594
	Impairment loss	—	(202,453)	—	(1,943)	—	(57)
	Changes in reporting presentation	—	263,961	312,550	—	—	—
	Disposals during the year	—	(88,917)	(330,771)	—	(265)	—
	Balance at the end of the year	$2,239,125	$2,082,247	$2,079,896	$12,253	$14,191	$14,436
(2)	Reconciliation of accumulated depreciation:
	Balance at the beginning of the year	$318,583	$253,135	$188,468	$2,233	$1,874	$1,530
	Depreciation for the year	66,348	77,137	81,731	328	359	344
	Changes in reporting presentation	—	10,721	(1,880)	—	—	—
	Retirement	—	(22,410)	(15,184)	—	—	—
	Balance at the end of the year	$384,931	$318,583	$253,135	$2,561	$2,233	$1,874

(a)                   Hotel is pledged as collateral by the non-recourse mortgage secured by deed of trust dated April 29, 2005 with a balance at December 31, 2010 of $231,227,000.

(b)                  Hotel is pledged as collateral by the credit facility entered into in November 2010. As of December 31, 2010, the Company has no outstanding indebtedness under its credit facility.