Form 10-Q
period 2011-03-31
Sunstone Hotel Investors, Inc.
filed 2011-05-06
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

118,183,239 shares of Common Stock, $0.01 par value, as of May 1, 2011

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($1,889 and $1,365 related to VIEs)	$153,214	$275,881
Restricted cash ($2,469 and $3,581 related to VIEs)	61,370	55,972
Accounts receivable, net ($4,574 and $1,885 related to VIEs)	29,784	18,173
Due from affiliates	17	44
Inventories ($224 and $159 related to VIEs)	2,674	2,568
Prepaid expenses	10,006	8,004
Investment in hotel property of discontinued operations, net	115,909	116,104
Other current assets of discontinued operations, net	3,426	2,635

Total current assets	376,400	479,381
Investment in hotel properties, net	2,361,863	1,918,119
Other real estate, net	12,109	12,012
Investments in unconsolidated joint ventures	—	246
Deferred financing fees, net	8,628	8,907
Interest rate derivative agreements	348	—
Goodwill	13,088	4,673
Other assets, net ($10 and $3 related to VIEs)	37,723	12,768
Total assets	$2,810,159	$2,436,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses ($887 and $713 related to VIEs)	$29,841	$21,187
Accrued payroll and employee benefits ($851 and $1,123 related to VIEs)	13,713	12,674
Due to Third-Party Managers	7,855	7,852
Dividends payable	5,137	5,137
Other current liabilities ($2,168 and $1,439 related to VIEs)	24,187	17,212
Current portion of notes payable	288,699	16,486
Other current liabilities of discontinued operations, net	21,338	20,700

Total current liabilities	390,770	101,248
Notes payable, less current portion	1,163,654	1,126,817
Other liabilities ($12 and $30 related to VIEs)	9,517	8,742

Total liabilities	1,563,941	1,236,807
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized. 8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, stated at liquidation preference of $25.00 per share	176,250	176,250
Common stock, $0.01 par value, 500,000,000 shares authorized, 117,166,822 shares issued and outstanding at March 31, 2011 and 116,950,504 shares issued and outstanding at December 31, 2010	1,172	1,170
Additional paid in capital	1,314,099	1,313,498
Retained earnings	80,928	29,593
Cumulative dividends	(423,212)	(418,075)
Accumulated other comprehensive loss	(3,137)	(3,137)
Total stockholders’ equity	1,146,100	1,099,299
Non-controlling interest	118	—
Total equity	1,146,218	1,099,299
Total liabilities and equity	$2,810,159	$2,436,106

The abbreviation VIEs above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

REVENUES
Room	$107,833	$90,378
Food and beverage	40,403	38,208
Other operating	14,339	12,313
Total revenues	162,575	140,899

OPERATING EXPENSES
Room	29,445	24,207
Food and beverage	30,614	27,688
Other operating	6,834	6,738
Advertising and promotion	8,828	7,407
Repairs and maintenance	7,415	6,463
Utilities	6,968	5,829
Franchise costs	5,250	4,515
Property tax, ground lease and insurance	14,135	10,307
Property general and administrative	20,496	17,145
Corporate overhead	7,664	4,580
Depreciation and amortization	26,482	23,558
Total operating expenses	164,131	138,437

Operating income (loss)	(1,556)	2,462
Equity in net earnings of unconsolidated joint ventures	21	112
Interest and other income	72	171
Interest expense	(17,944)	(20,041)
Gain on remeasurement of equity interests	69,230	—
Income (loss) from continuing operations	49,823	(17,296)
Income (loss) from discontinued operations	1,512	(3,795)
NET INCOME (LOSS)	51,335	(21,091)

Distributions to non-controlling interest	(7)	—
Preferred stock dividends and accretion	(5,137)	(5,187)
Undistributed income allocated to unvested restricted stock compensation	(302)	—
Undistributed income allocated to Series C preferred stock	(209)	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$45,680	$(26,278)

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.38	$(0.23)
Income (loss) from discontinued operations	0.01	(0.04)
Basic income available (loss attributable) to common stockholders per common share	$0.39	$(0.27)

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.38	$(0.23)
Income (loss) from discontinued operations	0.01	(0.04)
Diluted income available (loss attributable) to common stockholders per common share	$0.39	$(0.27)

Weighted average common shares outstanding:
Basic	117,074	97,047
Diluted	117,211	97,047
Dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Sunstone Hotel Investors, Inc. Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Comprehensive Loss	Controlling Interest	Total
Balance at December 31, 2010	7,050,000	$176,250	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$—	$1,099,299
Vesting of restricted common stock (unaudited)			216,318	2	601					603
Non-controlling interest assumed at acquisition (unaudited)									125	125
Distributions to non-controlling interest (unaudited)									(7)	(7)
Series A preferred dividends and dividends payable at $0.50 per share year to date (unaudited)							(3,525)			(3,525)
Series C preferred dividends and dividends payable at $0.393 per share year to date (unaudited)							(1,612)			(1,612)
Net income and comprehensive income (unaudited)						51,335				51,335

Balance at March 31, 2011 (unaudited)	7,050,000	$176,250	117,166,822	$1,172	$1,314,099	$80,928	$(423,212)	$(3,137)	$118	$1,146,218

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$51,335	$(21,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense (recovery)	3	(40)
Gain on remeasurement of equity interests	(69,230)	—
Loss on derivatives, net	44	—
Depreciation	27,239	25,189
Amortization of franchise fees and other intangibles	1,613	186
Amortization and write-off of deferred financing fees	616	2,089
Amortization of loan discounts	261	246
Amortization of deferred stock compensation	544	962
Equity in net earnings of unconsolidated joint ventures	(21)	(112)
Changes in operating assets and liabilities:
Restricted cash	11,938	(7,353)
Accounts receivable	(5,892)	(4,674)
Due from affiliates	27	1
Inventories	(4)	51
Prepaid expenses and other assets	1,408	129
Accounts payable and other liabilities	6,310	11,446
Accrued payroll and employee benefits	(2,153)	(1,517)
Due to Third-Party Managers	3	(108)
Discontinued operations	(688)	(6,920)
Net cash provided by (used in) operating activities	23,353	(1,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	42	—
Restricted cash — replacement reserve	(2,422)	2,291
Acquisitions of hotel properties and other assets	(102,159)	(4,000)
Renovations and additions to hotel properties and other real estate	(32,606)	(8,625)
Net cash used in investing activities	(137,145)	(10,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(3,394)	(2,745)
Payments of deferred financing costs	(337)	(4)
Dividends paid	(5,137)	(5,137)
Distributions to non-controlling interest	(7)	—
Net cash used in financing activities	(8,875)	(7,886)

Net decrease in cash and cash equivalents	(122,667)	(19,736)
Cash and cash equivalents, beginning of period	275,881	353,255
Cash and cash equivalents, end of period	$153,214	$333,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$16,469	$16,902

NONCASH INVESTING ACTIVITY
Deconsolidation of assets of hotel placed into receivership	$—	$18,393

Deconsolidation of liabilities of hotel placed into receivership	$—	$26,876

Amortization of deferred stock compensation — construction activities	$57	$42

Amortization of deferred stock compensation — unconsolidated joint venture	$2	$10

NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$312,183	$—

Dividends payable	$5,137	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2011, the Company owned 33 hotels, including the Royal Palm Miami Beach, which was classified as held for sale as of March 31, 2011 and included in discontinued operations due to its sale in April 2011, leaving 32 hotels (the “32 hotels”) held for investment. The Company’s third-party managers included a subsidiary of Interstate Hotels & Resorts, Inc., manager of 13 of the Company’s 32 hotels; subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 32 hotels; and Davidson Hotel Company, Fairmont Hotels & Resorts (U.S.), Highgate Hotels, Hilton Worldwide, Hyatt Corporation and Sage Hospitality Resources, each managers of one of the Company’s 32 hotels.  In addition, as of January 2011, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers.  These hotel managers use different reporting periods.  Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar.  The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2011 results of operations for the

Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter. The Company’s 2010 results of operations for the Marriott-managed hotels include results from January 2 through March 26 for the first quarter, March 27 through June 18 for the second quarter, June 19 through September 10 for the third quarter, and September 11 through December 31 for the fourth quarter.

Fair Value of Financial Instruments

As of March 31, 2011 and December 31, 2010, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 9, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans during the first quarter of 2011. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued these derivative contracts using Level 2 measurements at $0.3 million as of March 31, 2011.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.9 million as of both March 31, 2011 and December 31, 2010. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. The Company has valued this agreement using Level 2 measurements at $1.9 million as of both March 31, 2011 and December 31, 2010. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. For the three months ended March 31, 2011 and 2010, the Company did not identify any properties with indicators of impairment.

The Company also analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three months ended March 31, 2011 and 2010, the Company did not identify any goodwill with indicators of impairment.

As of March 31, 2011 and December 31, 2010, 81.4% and 100%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt totaled $1.5 billion and $1.1 billion as of March 31, 2011 and December 31, 2010, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 6.0% and 9.6%, the Company estimates that the fair market value of its debt as of March 31, 2011 and December 31, 2010 totaled $1.4 billion and $1.1 billion, respectively.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	Total	Fair Value Measurements at Reporting Date
	March 31, 2011	Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Interest rate derivative agreements	$348	$—	$348	$—
Life insurance policy	1,934	—	1,934	—
Goodwill	13,088	—	—	13,088
Total assets	$15,370	$—	$2,282	$13,088

Liabilities:
Retirement benefit agreement	$1,934	$—	$1,934	$—
Total liabilities	$1,934	$—	$1,934	$—

	Total	Fair Value Measurements at Reporting Date
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Other real estate, net (1)	$2,506	$—	$—	$2,506
Life insurance policy	1,868	—	1,868	—
Goodwill	4,673	—	—	4,673
Total assets	$9,047	$—	$1,868	$7,179

Liabilities:
Retirement benefit agreement	$1,868	$—	$1,868	$—
Total liabilities	$1,868	$—	$1,868	$—

(1)      Includes the office building and land adjacent to one of the Company’s hotels that was impaired and recorded at fair value in June 2010.

The following table presents the goodwill account balance rollforward from the prior period, as well as the activity recorded for assets measured at fair value on a non-recurring basis using Level 3 inputs during the reporting period (in thousands):

Goodwill
Balance at December 31, 2010	$4,673
Purchase of outside 50% equity interest in BuyEfficient (unaudited)	8,415
Balance at March 31, 2011 (unaudited)	$13,088

The following table presents the gains included in earnings as a result of applying Level 3 measurements for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Investment in unconsolidated joint ventures (1)	$69,230	$—

Total Level 3 measurement gains included in earnings	$69,230	$—

(1)                        Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facilities in Salt Lake City, Utah, and Rochester, Minnesota, receivables from venders who offer purchase volume rebates to BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both March 31, 2011 and December 31, 2010 includes an allowance for doubtful accounts of $0.1 million.

Goodwill

The Company follows the requirements of the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to the hotel properties and other assets is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property or other asset (the reporting unit) including the allocated goodwill to the fair value determined for that reporting unit (see Fair Value of Financial Instruments for detail on the Company’s valuation methodology). If the aggregate carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

During the first quarter ended March 31, 2011, the Company recorded additional goodwill of $8.4 million related to its purchase of the outside 50% equity interest in its BuyEfficient joint venture.

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

During the three months ended March 31, 2011 and 2010, approximately $0.3 million and $4,000, respectively were incurred and paid related to new debt and debt refinancings.

Total amortization and write-off of deferred financing fees for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$616	$493
Write-off of deferred financing fees (1)	—	1,462

Total deferred financing fees — continuing operations	616	1,955
Discontinued operations:
Amortization of deferred financing fees	—	134
Total amortization and write-off of deferred financing fees	$616	$2,089

(1)               Includes unamortized deferred financing costs written off by the Company and charged to interest expense due to the termination of its credit facility during the first quarter of 2010.

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2011 and 2010, undistributed earnings representing nonforfeitable dividends of $0.3 million and zero, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$51,335	$(21,091)
Less distributions to non-controlling interest	(7)	—
Less preferred stock dividends and accretion	(5,137)	(5,187)
Undistributed income allocated to unvested restricted stock compensation	(302)	—
Undistributed income allocated to Series C preferred stock	(209)	—
Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$45,680	$(26,278)

Denominator:
Weighted average basic common shares outstanding	117,074	97,047
Unvested restricted stock awards	137	—
Weighted average diluted common shares outstanding	117,211	97,047

Basic earnings available (loss attributable) to common stockholders per common share	$0.39	$(0.27)

Diluted earnings available (loss attributable) to common stockholders per common share	$0.39	$(0.27)

The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three months ended March 31, 2011 and 2010, as their inclusion would have been anti-dilutive. The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of loss per share for the three months ended March 31, 2010 as their inclusion would have been anti-dilutive.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Land	$266,914	$239,564
Buildings and improvements	2,175,430	1,884,602
Furniture, fixtures and equipment	295,691	256,421
Intangibles	142,821	34,081
Franchise fees	1,031	983
Construction in process	42,696	38,253
	2,924,583	2,453,904
Accumulated depreciation and amortization	(562,720)	(535,785)
	$2,361,863	$1,918,119

In January 2011, the Company purchased the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. The Company expects to refinance this debt in 2011, and intends to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on the Company’s March 31, 2011 balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $2.3 million during the three months ended March 31, 2011, which are included in corporate overhead on the Company’s statement of operations. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s statement of operations from the acquisition date of January 14, 2011 through the first quarter ended March 31, 2011. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $7,000 during the quarter ended March 31, 2011, and are included in distributions to non-controlling interest on the Company’s statement of operations.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company recognized acquisition-related costs of $0.4 million during the three months ended March 31, 2011, which are included in corporate overhead on the Company’s statement of operations. The results of operations for the JW Marriott New Orleans have been included in the Company’s statement of operations from the acquisition date of February 15, 2011 through the end of Marriott’s first quarter March 25, 2011.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Doubletree Guest Suites Times Square and the JW Marriott New Orleans were consistent with the purchase prices of these two hotels and were allocated based on independent third-party analyses. The following table summarizes the fair values of assets acquired and liabilities assumed in these two acquisitions (in thousands):

Assets:
Investment in hotel properties (1)	$434,990
Cash	12,958
Restricted cash	14,914
Accounts receivable	4,957
Other assets	5,367
Total assets acquired	473,186

Liabilities:
Notes payable	312,183
Accounts payable and other current liabilities	11,310
Total liabilities acquired	323,493

Non-controlling interest	125
Gain on remeasurement of equity interests (2)	60,501
Total cash paid for acquisitions	$89,067

(1)  Investment in hotel properties was allocated to land ($27.4 million), buildings and improvements ($275.1 million), furniture, fixtures and equipment ($23.8 million) and intangibles ($108.7 million).

(2)  Gain on remeasurement of equity interests includes a gain of $30.1 million recognized on the remeasurement of the Company’s equity interest in its Doubletree Guest Suites Times Square joint venture to its fair market value, and a gain of $30.4 million recognized on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the Doubletree Guest Suites Times Square to its fair market value in connection with the Company’s purchase of the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Doubletree Guest Suites Times Square in January 2011 and the JW Marriott New Orleans in February 2011 both occurred on January 1, 2010. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Revenues	$167,412	$158,223

Income available (loss attributable) to common stockholders from continuing operations	$49,545	$(18,950)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.42	$(0.25)

4. Discontinued Operations

The Company has classified the Royal Palm Miami Beach as held for sale as of March 31, 2011, reclassifying the hotel’s assets and liabilities on its March 31, 2011 and December 31, 2010 balance sheets as held for sale, and the hotel’s results of operations for the three months ended March 31, 2011, to discontinued operations. As the hotel was purchased by the Company in August 2010, no results of operations for the Royal Palm Miami Beach are included in the Company’s statement of operations for the three months ended March 31, 2010. The Royal Palm Miami Beach was sold in April 2011 for $130.0 million, subject to $90.0 million of seller financing.

In 2009, pursuant to a secured debt restructuring program, the Company elected to cease the subsidization of debt service on four loans secured by 11 of its hotels:  W San Diego, Renaissance Westchester, Marriott Ontario Airport, and the “Mass Mutual eight” (Renaissance Atlanta Concourse, Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), Holiday Inn Downtown San Diego, Holiday Inn Express San Diego (Old Town), and Marriott Salt Lake City (University Park)). In December 2009, the Company transferred possession and control of the Renaissance Westchester to a court-appointed receiver. In June 2010, the Company reacquired the Renaissance Westchester, and the $29.2 million non-recourse mortgage secured by the hotel was cancelled. The Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations in June 2010. In July 2010, the Company completed the deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and removed the hotel’s net assets and liabilities from its 2010 balance sheet. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the new owner. In connection with this sale, the Company recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from its 2010 balance sheet. In November 2010, the Company completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents. There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated. Additionally, the Company made certain customary representations and warranties, all of which survive the closing for a period of six months. Five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company may be liable for up to $19.6 million in termination fees. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from its 2010 balance sheet. Additional gain of $19.6 million will be deferred until all significant contingencies are resolved. The Company expects the franchise agreements on these five hotels to be finalized during the second quarter of 2011, and to record any necessary adjustments to its liability for the termination fees in its statement of operations for the three months ended June 30, 2011, however, resolution may not be achieved until the second half of 2011.

The following sets forth the discontinued operations for the three months ended March 31, 2011 and 2010, related to the Royal Palm Miami Beach and to the 11 hotel properties deeded back to lenders or sold by the receiver during 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Operating revenues	$6,918	$21,676
Operating expenses	(3,973)	(17,968)
Interest expense	—	(5,686)
Depreciation and amortization expense	(1,433)	(1,817)
Income (loss) from discontinued operations	$1,512	$(3,795)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Land	$2,768	$2,768
Buildings and improvements	9,297	9,297
Furniture, fixtures and equipment	6,796	6,687
Construction in process	310	116
	19,171	18,868
Accumulated depreciation	(7,250)	(7,044)
	11,921	11,824
Land held for investment	188	188
	$12,109	$12,012

As of March 31, 2011, other real estate, net included the Company’s two commercial laundry facilities, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. The Company accounted for its ownership interest in the hotel using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company purchased the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.1 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the hotel which it purchased in April 2010 for $3.45 million to its fair market value. Subsequent to this acquisition, the Company consolidates the results of operations of the Doubletree Guest Suites Times Square with its continuing operations.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50% share in BuyEfficient for $9.0 million. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and consolidates BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At March 31, 2011, the Company held one interest rate cap agreement and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The interest rate cap agreement was acquired in connection with the Company’s purchase of the outside 62% equity interests in the Doubletree Guest Suites Times Square as the purchase included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of LIBOR plus 115 basis points. The Company valued this interest rate cap agreement at $0.1 million at the acquisition date. The notional amount of the related debt totaled $270.0 million at March 31, 2011. The interest rate cap strike rates range from 3.3208% to 4.49%, and the maturity date is in January 2012. The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $42.1 million as of March 31, 2011. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in a net loss of $44,000 which has been reflected as an increase in interest expense for the three months ended March 31, 2011. The fair values of the interest rate derivative agreements totaled $0.3 million at March 31, 2011.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Deposits on potential acquisitions	$18,000	$—
Property and equipment, net	1,857	1,758
Intangibles, net	8,927	—
Notes receivable	500	3,950
Other receivables	5,378	4,403
Other	3,061	2,657
	$37,723	$12,768

In March 2011, the Company paid a deposit of $13.0 million towards its acquisition of the Hilton San Diego Bayfront, which the Company completed in April 2011. In addition, the Company paid a $5.0 million refundable deposit on a potential hotel acquisition.

Due to the purchase of the outside 50% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of March 31, 2011, includes BuyEfficient’s intangible assets totaling $9.0 million related to certain trademarks, customer and supplier relationships and internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.1 million at March 31, 2011, and amortization expense totaled $0.1 million for the three months ended March 31, 2011.

In April 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of March 31, 2011, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. No amounts were received for the subordinate note during the first quarter of 2011 as payments on the note are currently being accumulated by the loan servicer. In January 2011, the Company purchased the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.1 million on the remeasurement of its investment in the mezzanine loan to its fair market value. After this acquisition, the mezzanine loan is eliminated in consolidation on the Company’s March 31, 2011 balance sheet.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%, including the effect of an interest rate swap; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 20 hotel properties and one laundry facility at March 31, 2011, and 19 hotel properties and one laundry facility at December 31, 2010.	$1,121,788	$1,083,000
Notes payable requiring payments of interest only bearing a blended rate of LIBOR plus 115 basis points; maturing in January 2012. The notes are collateralized by first deeds of trust on one hotel property.	270,000	—

Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,454,288	1,145,500
Less: discount on Senior Notes	(1,935)	(2,197)
	1,452,353	1,143,303
Less: current portion	(288,699)	(16,486)
	$1,163,654	$1,126,817

In January 2011, the Company purchased the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. The Company expects to refinance this debt in 2011, and intends to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on the Company’s March 31, 2011 balance sheet.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans for approximately $93.8 million. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Interest expense	$17,023	$16,938
Interest expense — default rate (1)	—	764
Loss on derivatives, net	44	—
Accretion of Senior Notes	261	246
Amortization of deferred financing fees	616	493
Write-off of deferred financing fees	—	1,462
Loan penalties and fees (1)	—	138
	$17,944	$20,041

(1)               The default interest expense and the loan penalties and fees were incurred due to the Company’s elective default on the Mass Mutual loan.

10. Series C Cumulative Convertible Redeemable Preferred Stock

In July 2005, the Company sold 4,102,564 shares of Series C preferred stock with a liquidation preference of $24.375 per share to Security Capital Preferred Growth, Incorporated, an investment vehicle advised by Security Capital Research & Management Incorporated, for gross proceeds of $99.0 million, or $24.13 per share, which included a 1% discount to the conversion price/liquidation preference. Other costs of the offering totaled $130,000. Net proceeds of $99.0 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series C preferred stock. The net proceeds were used to partially finance the Company’s acquisition of six Renaissance hotels. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. As of July 8, 2010, the Series C preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following:  (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. If the Company fails to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member.  The Company currently does not expect to incur a financial ratio violation as it expects to meet its covenants. Should operations deteriorate from current levels, however, the Company may fail to meet its financial ratios with respect to its Series C preferred stock for four consecutive quarters, which would cause the Company to incur a financial ratio violation. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $0.1 million at both March 31, 2011 and December 31, 2010.

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of March 31, 2011, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Common Stock

In November 2010, the Company issued 19,500,000 shares of its common stock for net proceeds of approximately $190.6 million. The Company used a portion of these proceeds to fund the purchase of the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the purchase of the outside 50% equity interest in its BuyEfficient joint venture in January 2011, the purchase of the JW Marriott New Orleans in February 2011 and the purchase of a 75% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. The Company’s compensation expense and forfeitures related to these restricted shares and restricted share units for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Compensation expense	$806	$1,321

Forfeiture expense adjustments	$129	$74

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$4,083	$3,507
Discontinued operations	70	489
	$4,153	$3,996

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2011 and 2010 were $5.3 million and $5.9 million, respectively, of which royalties totaled $1.8 million and $2.3 million, for the three months ended March 31, 2011 and 2010, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the three months ended March 31, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Continuing operations — franchise costs	$5,250	$4,515
Discontinued operations	—	1,373
	$5,250	$5,888

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. Currently, five of the Mass Mutual eight hotels remain subject to franchise agreements which contain corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company may be liable for up to $19.6 million in termination fees, which is included in other current liabilities of discontinued operations, net in the accompanying consolidated balance sheets. The Company expects the franchise agreements on these five hotels to be finalized during the second quarter of 2011, and to record any necessary adjustments to its liability for the termination fees in its statement of operations for the three months ended June 30, 2011, however resolution may not be achieved until the second half of 2011.

Renovation and Construction Commitments

At March 31, 2011, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at March 31, 2011 totaled $31.2 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2011 and 2010 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$2,555	$1,154
Discontinued operations	9	111
	$2,564	$1,265

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended March 31, 2011 and 2010, and was included in corporate overhead expense.

Concentration of Risk

As of March 31, 2011, nine of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 24% of the Company’s rooms and approximately 24% of the revenue generated by the Company’s 32 hotels during the three months ended March 31, 2011. The concentration of the Company’s hotels in California exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California.

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

At March 31, 2011, the Company had $1.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through March 31, 2011.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At March 31, 2011 and December 31, 2010, amounts owed to the Company by its affiliates amounted to $17,000 and $44,000, respectively, and are included in due from affiliates in the accompanying consolidated balance sheets.

15. Variable Interest Entities

The Company adopted Accounting Standards Update (“ASU”) No. 2009-17, codified in the Consolidation Topic of the FASB ASC, on January 1, 2010, which changed the consolidation guidance applicable to variable interest entities (“VIEs”). It also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the applicable standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The topic also requires additional disclosures about an enterprise’s involvement with a VIE.

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

Prior to its purchase of the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the Company concluded its interest in the Doubletree Guest Suites Times Square joint venture was a VIE, but that it was not the primary beneficiary because it did not have the power to direct the activities that most significantly impacted the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, accounted for this investment using the equity method. Subsequent to its purchase of the outside 62% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the Company consolidates the Doubletree Guest Suites Times Square with its continuing operations, however, based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Doubletree Guest Suites Times Square is not a variable interest entity.

16. Subsequent Events

In April 2011, the Company sold an aggregate of 4,600,000 shares, including the full exercise of the underwriters’ overallotment option, of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. The proceeds are expected to be used for growth capital expenditures, acquisitions and for general corporate purposes. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control of the Company, (i) the Company may, at its option, redeem the Series D preferred stock in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date, and (ii) holders of Series D preferred stock will have the right (unless, prior to the change of control conversion date, the Company has provided or provides notice of its election to redeem the Series D preferred stock) to convert some or all of their shares of Series D preferred stock into shares of the Company’s common stock. Holders of Series D preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series D preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series D preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series D preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series D preferred stock has no maturity date and the Company is not required to redeem the Series D preferred stock at any time, unless the Company decides, at its option, to exercise its redemption right or, under circumstances where the holders of Series D preferred stock decide to convert the Series D preferred stock.

In April 2011, the Company sold the Royal Palm Miami Beach hotel for $130.0 million, including $40.0 million in cash and a $90.0 million mortgage secured purchase money loan to the buyer which matures in December 2013. The mortgage secured purchase money loan bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013. The Company also retained an earn-out right which will enable it to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

In April 2011, the Company paid $180.9 million, excluding prorations and closing costs, to acquire a 75% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, and matures in 2016. The Company is currently evaluating the accounting for this acquisition.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 17, 2011, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

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

•                  the ground or air leases for eight of the 33 hotels we owned as of March 31, 2011;

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

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating

Partnership, and engages third parties to manage our hotels. In addition, prior to January 21, 2011, we owned 50% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, we purchased the outside 50% equity interest in BuyEfficient for $9.0 million, and as a result, we are now the sole owner of BuyEfficient.

We own primarily upper upscale and upscale hotels in the United States. As of March 31, 2011, we owned 33 hotels, including one hotel classified as held for sale and included in discontinued operations, leaving 32 hotels currently held for investment (the “32 hotels”). Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from the travelers who prefer non-branded hotels that focus on highly customized service standards.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 32 hotel portfolio average 383 rooms in size.

In April 2011, we completed the sale of the Royal Palm Miami Beach, which was classified as held for sale at March 31, 2011, for gross proceeds of $130.0 million. In addition, we paid $180.9 million, excluding prorations and closing costs, to acquire a 75% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Subsequent to these transactions, we have 33 hotels held for investment, which average 408 rooms in size.

Our mission is to create meaningful value for our stockholders by investing in institutional-quality hotels which generate returns in excess of our cost of capital. Demand for lodging generally fluctuates with the overall economy. We refer to these changes in demand as the lodging cycle, and we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses internal growth, external growth and financial objectives.

Through all phases of the lodging cycle, our strategy emphasizes internal growth objectives oriented toward maximizing the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. During the recovery phase we also focus on improving the growth potential of our existing portfolio through selective hotel renovations.

During the recovery and growth phases of the lodging cycle, our strategy emphasizes external growth objectives oriented toward active investment in hotels that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies.  We endeavor to structure our acquisitions in a way that will not only increase the intrinsic value of our common shares, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities.

Our current financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our internal and external growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital.  We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as reducing our financial leverage is a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include liquidity improvement, which may be accomplished through selective hotel dispositions.

During 2010, we began to see improving business and consumer sentiment, which may point to an impending economic recovery, and which may lead to a period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. We believe that hotels acquired now are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Accordingly, we have deployed a portion of our excess cash balance during the first quarter of 2011 towards selective hotel acquisitions. These selective acquisitions included: the purchase of the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million in cash and the assumption of $270.0 million in non-

recourse senior mortgage and mezzanine debt; the purchase of the outside 50% equity interest in our BuyEfficient joint venture for $9.0 million in cash; and the purchase of the JW Marriott New Orleans for approximately $51.6 million in cash and the assumption of $42.2 million in debt. In addition, in April 2011, we paid $180.9 million, excluding prorations and closing costs, to acquire a 75% majority interest in a joint venture that owns the Hilton San Diego Bayfront, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. In general, future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current financial objectives, we expect to capitalize any near term acquisitions with a greater proportion of equity capital than debt capital.

As of March 31, 2011, the weighted average term to maturity of our debt is approximately 5.5 years, and 81.4% of our debt is fixed rate with a weighted average interest rate of 5.5%. Of our total debt, approximately $367.8 million matures over the next four years (none in 2011, $303.1 million in 2012, $64.7 million in 2013, assuming we repay our Senior Notes remaining balance of $62.5 million at the first put date in 2013, and none in 2014). The $303.1 million maturing in 2012 includes $270.0 million of non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, which we plan to refinance during 2011, funding any refinancing shortfall with existing cash. The $367.8 million does not include $12.5 million of scheduled loan amortization payments due in 2011, $17.9 million due in 2012, $19.0 million due in 2013, and $20.0 million due in 2014.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 32 hotels, and includes prior ownership results for both the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, as well as operating results for the Renaissance Westchester for all periods presented, including the period in 2010 while it was held in receivership;

•                  RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•                  EBITDA, which is income available (loss attributable) to common stockholders excluding: distributions to non-controlling interest; preferred stock dividends; interest expense (including prepayment penalties, if any); provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; and any other identified adjustments;

•                  Funds from operations, or FFO, which includes income available (loss attributable) to common stockholders, excluding distributions to non-controlling interest, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes prepayment penalties, written-off deferred financing costs, impairment losses and other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•                  Room revenue, which is the product of the number of rooms sold and the ADR;

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our two commercial laundry facilities located in Rochester, Minnesota and Salt Lake City, Utah, BuyEfficient, and hotel space leased by third parties.

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, professional fees, travel expenses and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Equity in net earnings of unconsolidated joint ventures, which includes our portion of earnings from our two joint ventures, BuyEfficient and Doubletree Guest Suites Times Square, prior to our acquisitions of the outside interests in both joint ventures in January 2011. Subsequent to these acquisitions, both entities are now presented on a consolidated basis;

•                  Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any gains or losses we have recognized on sales of assets other than hotels;

•                  Interest expense, which includes interest expense incurred on our outstanding debt, accretion of the Senior Notes, amortization of deferred financing fees, any write-offs of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•                  Gain on remeasurement of equity interests, which includes the gain we recognized to mark up the equity interests in our BuyEfficient and Doubletree Guest Suites Times Square joint ventures to fair market value upon our purchases of the outside equity interests in these joint ventures, as well as our gain to mark up the mezzanine loan to its fair value in connection with the acquisition of the outside equity interest in the Doubletree Guest Suites Times Square joint venture;

•                  Distributions to non-controlling interest, which includes preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees; and

•                  Preferred stock dividends and accretion, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) and Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”), and redemption value accretion on our Series C preferred stock.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends and Comparable Portfolio RevPAR increased 3.7% as compared to 2009. These improving demand trends continued in the first quarter of 2011, and Comparable Portfolio RevPAR for our 32 hotels increased 5.3% as compared to the first quarter of 2010. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to continue to strengthen throughout the remainder of 2011.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009 served to restrict credit and tighten lending standards, which resulted in a meaningful curtailment of funding for new hotel construction projects. Moreover, with demand still meaningfully below peak levels, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer return targets can be achieved, and until the construction financing markets recover. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of at least two to four years during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be marginally lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted EBITDA margin improvement.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (12,267 rooms) as of March 31, 2011 and 29 hotels (10,966 rooms) as of March 31, 2010. Income from discontinued operations for the three months ended March 31, 2011 includes the results of operations for the Royal Palm Miami Beach which has been reclassified as held for sale as of March 31, 2011 due to its sale in April 2011. Loss from discontinued operations for the three months ended March 31, 2010 includes:  the eight hotels which secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight” hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park)), which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; and the results of operations for the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program.

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$107,833	$90,378	$17,455	19.3%
Food and beverage	40,403	38,208	2,195	5.7%
Other operating	14,339	12,313	2,026	16.5%
Total revenues	162,575	140,899	21,676	15.4%

OPERATING EXPENSES
Hotel operating	109,489	93,154	16,335	17.5%
Property general and administrative	20,496	17,145	3,351	19.5%
Corporate overhead	7,664	4,580	3,084	67.3%
Depreciation and amortization	26,482	23,558	2,924	12.4%
Total operating expenses	164,131	138,437	25,694	18.6%

Operating income (loss)	(1,556)	2,462	(4,018)	(163.2)%

Equity in net earnings of unconsolidated joint ventures	21	112	(91)	(81.3)%
Interest and other income	72	171	(99)	(57.9)%
Interest expense	(17,944)	(20,041)	2,097	10.5%
Gain on remeasurement of equity interests	69,230	—	69,230	100.0%

Income (loss) from continuing operations	49,823	(17,296)	67,119	388.1%
Income (loss) from discontinued operations	1,512	(3,795)	5,307	139.8%

Net income (loss)	51,335	(21,091)	72,426	343.4%
Distributions to non-controlling interest	(7)	—	(7)	(100.0)%
Preferred stock dividends and accretion	(5,137)	(5,187)	50	1.0%
Undistributed income allocated to unvested restricted stock compensation	(302)	—	(302)	(100.0)%
Undistributed income allocated to Series C preferred stock	(209)	—	(209)	(100.0)%
Income available (loss attributable) to common stockholders	$45,680	$(26,278)	$71,958	273.8%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our 32 hotels.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR

Total Portfolio (32 hotels) (1)	68.5%	$152.74	$104.63	68.1%	$145.91	$99.36	40 bps	4.7%	5.3%

(1)          Includes prior ownership results for the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

Non-GAAP Financial Measures. The following table reconciles income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2011 and 2010. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$45,680	$(26,278)
Distributions to non-controlling interest	7	—
Series A and C preferred stock dividends	5,137	5,187
Undistributed income allocated to unvested restricted stock compensation	302	—
Undistributed income allocated to Series C preferred stock	209	—
Operations held for investment:
Depreciation and amortization	26,482	23,558
Amortization of lease intangibles	937	—
Interest expense	17,023	16,938
Interest expense — default rate	—	764
Amortization of deferred financing fees	616	493
Write-off of deferred financing fees	—	1,462
Loan penalties and fees	—	138
Non-cash interest related to discount on Senior Notes	261	246
Non-cash interest related to loss on derivatives, net	44	—
Unconsolidated joint ventures:
Depreciation and amortization	3	14
Discontinued operations:
Depreciation and amortization	1,433	1,817
Interest expense	—	2,934
Interest expense — default rate	—	2,276
Amortization of deferred financing fees	—	134
Loan penalties and fees	—	342
EBITDA	98,134	30,025

Operations held for investment:
Amortization of deferred stock compensation	544	962
Gain on remeasurement of equity interests	(69,230)	—
Closing costs — completed acquisitions	2,739	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	2	10
	(65,945)	972
Adjusted EBITDA	$32,189	$30,997

Adjusted EBITDA was $32.2 million for the three months ended March 31, 2011 as compared to $31.0 million for the same period in 2010. Adjusted EBITDA increased $1.2 million in 2011 as compared to 2010 primarily due to increased earnings at our hotels.

The following table reconciles income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the three months ended March 31, 2011 and 2010. We believe that the presentation of FFO and Adjusted FFO provide useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)	(in thousands)
Income available (loss attributable) to common stockholders	$45,680	$(26,278)
Distributions to non-controlling interest	7	—
Undistributed income allocated to unvested restricted stock compensation	302	—
Undistributed income allocated to Series C preferred stock	209	—
Operations held for investment:
Real estate depreciation and amortization	26,205	23,420
Amortization of lease intangibles	937	—
Discontinued operations:
Real estate depreciation and amortization	1,433	1,817
FFO	74,773	(1,041)

Operations held for investment:
Interest expense — default rate	—	764
Write-off of deferred financing fees	—	1,462
Loan penalties and fees	—	138
Gain on remeasurement of equity interests	(69,230)	—
Closing costs — completed acquisitions	2,739	—
Discontinued operations:
Interest expense — default rate	—	2,276
Loan penalties and fees	—	342
	(66,491)	4,982
Adjusted FFO	$8,282	$3,941

Adjusted FFO was $8.3 million for the three months ended March 31, 2011 as compared to $3.9 million for the same period in 2010. Adjusted FFO increased $4.4 million in 2011 as compared to 2010 primarily due to increased earnings at our hotels, combined with lower interest expense.

Room revenue. Room revenue increased $17.5 million, or 19.3%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. We reacquired the Renaissance Westchester from a court-appointed receiver in June 2010. In addition, we acquired the outside 62% equity interests in the Doubletree Guest Suites Times Square in January 2011, resulting in our 100% ownership of the hotel, and the JW Marriott New Orleans in February 2011. These three new hotels (the “new hotels”) generated room revenue of $13.2 million during the three months ended March 31, 2011. Room revenue generated by the 29 hotels we acquired prior to January 1, 2010 (our “existing portfolio”) increased $4.3 million during the first quarter of 2011 as compared to the first quarter of 2010 due to an increase in occupancy ($0.7 million) combined with an increase in ADR ($3.6 million).

Food and beverage revenue. Food and beverage increased $2.2 million, or 5.7% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our new hotels contributed $2.6 million to food and beverage revenue during the first quarter of 2011. Food and beverage revenue in our existing portfolio decreased $0.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease is primarily due to reduction in business at our Houston, Texas hotels with one customer who is operating under a contract with the United States government. In addition, outlet revenue decreased in our existing portfolio during the first quarter of 2011 as compared to the first quarter of 2010 as many outlets remain closed due to renovation.

Other operating revenue. Other operating revenue increased $2.0 million, or 16.5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our new hotels contributed $1.5 million to other operating revenue during the first quarter of 2011. Other operating revenue also increased $1.0 million in the first quarter of 2011 as compared to the first quarter of 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50% equity interest in the joint venture in January 2011. Previously, our 50% portion of BuyEfficient’s net income was included in equity in net earnings of unconsolidated joint ventures. These increases in other operating revenue were partially offset by a decrease of $0.5 million in our existing portfolio for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as increased revenue at our two commercial laundry facilities was offset by decreased telephone, retail, parking, cancellation and attrition revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $16.3 million, or 17.5%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The new hotels contributed $13.2 million to hotel operating expenses during the first quarter of 2011. Hotel operating expenses in our existing portfolio increased $3.1 million during the three months ended

March 31, 2011 as compared to the same period in 2010. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2011 as compared to the same period in 2010 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; utilities due to increased occupancy at the hotels; and property taxes due to increased assessments at several of our hotels. These increases were slightly offset by decreased parking expenses due to the decrease in related parking revenue.

Property general and administrative expense. Property general and administrative expense increased $3.4 million, or 19.5%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The new hotels contributed $2.0 million to property general and administrative expense during the first quarter of 2011. Property general and administrative expense in our existing portfolio increased $1.4 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased travel and sales tax audit expenses.

Corporate overhead expense. Corporate overhead expense increased $3.1 million, or 67.3%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased acquisition and due diligence costs. During the first quarter of 2011 we incurred due diligence costs of $2.7 million related to our completed acquisitions, and an additional $0.3 million related to in process or abandoned projects. During the first quarter of 2010, we incurred due diligence costs of $0.1 million related to abandoned projects. Corporate overhead expense also increased during the first three months of 2011 as compared to the same period in 2010 due to increased payroll and related costs and travel expenses. These increases were partially offset by decreased deferred stock compensation expense combined with decreases in legal, office rent and sales tax expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.9 million, or 12.4%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The new hotels contributed $2.9 million to depreciation and amortization during the first quarter of 2011. Depreciation and amortization expense in our existing portfolio remained relatively flat during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties was offset by decreased depreciation recognized on fully depreciated FF&E.

Equity in net earnings of unconsolidated joint ventures. Equity in net earnings of unconsolidated joint ventures totaled $21,000 for the three months ended March 31, 2011, and $0.1 million for the three months ended March 31, 2010. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. We purchased the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million, and the outside 50% equity interest in the BuyEfficient joint venture for $9.0 million. As a result, we are now the sole owner of both the entity that owns the Doubletree Guest Suites Times Square and BuyEfficient. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our January 21, 2011 acquisition date, we recognized income of $21,000 on our BuyEfficient joint venture. In the first quarter of 2010, we recognized income of $0.1 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture.

Interest and other income. Interest and other income totaled $0.1 million for the three months ended March 31, 2011 and $0.2 million for the same period in 2010. In the first quarter of 2011, we recognized $0.1 million in interest income. In the first quarter of 2010, we recognized $0.1 million in interest income, and $0.1 million in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest expense	$17,023	$16,938
Interest expense — default rate	—	764
Loss on derivatives, net	44	—
Accretion of Senior Notes	261	246
Amortization of deferred financing fees	616	493
Write-off of deferred financing fees	—	1,462
Loan penalties and fees	—	138
	$17,944	$20,041

Interest expense decreased $2.1 million, or 10.5%, during the three months ended March 31, 2011 as compared to the same period during 2010. Interest expense decreased during the first quarter of 2011 as compared to the same period in 2010 primarily due to the write-off of $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010 with no corresponding charge incurred during the first quarter of 2011. In addition, interest expense for the first quarter of 2011 decreased as compared to the same period in 2010 due to expenses incurred during the first quarter of 2010 related to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.8 million in default interest and an additional $0.1 million in penalties and fees. These decreases were partially offset by an increase of $0.1 million due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture, and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. In addition, interest expense increased $0.1 million during the first three months of 2011 as compared to the same period in 2010 related to losses recognized on an interest rate cap agreement on the Doubletree Guest Suites Times Square loan, slightly offset by a small gain on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during the first quarter of 2011 as compared to the same period in 2010 due to a $0.1 million increase in deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square and JW Marriott New Orleans acquisitions, as well as to fees incurred on our line of credit.

Our weighted average interest rate per annum was approximately 5.5% at March 31, 2011 and 5.6% at March 31, 2010. At March 31, 2011, approximately 81.4% of the outstanding notes payable included in our continuing operations had fixed interest rates.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled $69.2 million for the three months ended March 31, 2011, and zero for the three months ended March 31, 2010. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62% equity interests in the Doubletree Guest Suites Times Square, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50% equity interest in the BuyEfficient joint venture, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Operating revenues	$6,918	$21,676
Operating expenses	(3,973)	(17,968)
Interest expense	—	(5,686)
Depreciation and amortization expense	(1,433)	(1,817)
	$1,512	$(3,795)

As described under “—Investing Activities—Dispositions,” no hotels were sold during the first quarter of 2011, however we classified the Royal Palm Miami Beach as held for sale as of March 31, 2011, and reclassed the hotel’s results of operations to discontinued operations due to our sale of this hotel in April 2011. In addition, pursuant to our 2009 secured debt restructuring program we reclassified the operating results of 11 hotels to discontinued operations in 2010: W San Diego, which was transferred to a receiver in September 2009 and deeded back to the lender in July 2010; Renaissance Westchester, which was transferred to a receiver in December 2009 and reacquired by the Company in June 2010; Marriott Ontario Airport, which was transferred to a receiver in March 2010 and sold by the receiver in August 2010; and the Mass Mutual eight hotels, which were deeded back to the lender in November 2010. As a result of these deed backs and title transfers, we have disposed of all assets and liabilities from our operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from our non-sale disposition segment have been reclassified to discontinued operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations for all 12 of these hotels to discontinued operations.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $7,000 for the three months ended March 31, 2011, and zero for the three months ended March 31, 2010. We purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole owner of the entity that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees totaled $7,000 for the three months ended March 31, 2011.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $5.1 million for the three months ended March 31, 2011, as compared to $5.2 million for the three months ended March 31, 2010. Though the dividend rate for our Series A preferred stock and Series C preferred stock remained at $0.50 and $0.393, respectively, per share for both the first quarter of 2011 and 2010, preferred stock dividends and accretion decreased in 2011 due to the fact that the initial carrying value of our Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010.

Undistributed income allocated to unvested restricted stock compensation. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.3 million for the three months ended March 31, 2011 and zero for the three months ended March 31, 2010 were allocated to the participating securities.

Undistributed income allocated to Series C preferred stock. As required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights, we have allocated undistributed income of $0.2 million and zero to our Series C preferred stockholders for the three months ended March 31, 2011 and 2010, respectively.

Investing Activities

Acquisitions. We believe we are currently in the early stages of a recovery phase of the lodging cycle. We further believe that hotels acquired now are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Therefore, we have deployed a portion of our excess cash balance during the first quarter of 2011 towards selective hotel acquisitions. These selective hotel acquisitions included: the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50% equity interest in our BuyEfficient joint venture; and the purchase of the JW Marriott New Orleans. Each of these acquisitions is discussed below.

In January 2011, we purchased the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square located in New York City, New York. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt which matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on our March 31, 2011 balance sheet. In conjunction with the purchase of the outside 62% equity interests in our Doubletree Guest Suites Times Square joint venture, we recognized a gain of $30.1 million on the remeasurement of our equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of our investment in the $30.0 million mezzanine loan, which we purchased in April 2010 for $3.45 million, to its fair market value.

In January 2011, we purchased the outside 50% equity interest in our BuyEfficient joint venture for a net purchase price of $8.6 million, including $0.4 million in cash distributed from the joint venture. As a result, we are now the sole owner of BuyEfficient. In conjunction with this purchase, we recognized a gain of $8.7 million on the remeasurement of our equity interest in this joint venture to its fair market value.

In February 2011, we purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, we paid $180.9 million, excluding prorations and closing costs, to acquire a 75% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, and matures in 2016.

Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current balance sheet objectives, we expect to capitalize any near term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We did not sell any hotels during the three months ended March 31, 2011. In April 2011, we sold the Royal Palm Miami Beach for $130.0 million, including $40.0 million in cash and a $90.0 million mortgage secured purchase money loan to the buyer which matures in December 2013. The mortgage secured purchase money loan bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital and sales of other assets. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable, and dividends on our preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $23.4 million for the three months ended March 31, 2011 compared to net cash used of $1.5 million for the three months ended March 31, 2010. This increase was primarily due to increased earnings at our hotels, combined with an increase in our restricted cash during the three months ended March 31, 2011 as compared to the same period in 2010.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2011 compared to the first three months of 2010 was as follows (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Proceeds from sale of hotel properties and other assets	$42	$—
Restricted cash — replacement reserve	(2,422)	2,291
Acquisitions of hotel properties and other assets	(102,159)	(4,000)
Renovations and additions to hotel properties and other real estate	(32,606)	(8,625)
	$(137,145)	$(10,334)

Net cash used in investing activities was $137.1 million during the first three months of 2011 compared to $10.3 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we received proceeds of $42,000 from the sale of surplus furniture, fixtures and equipment (“FF&E”). This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $2.4 million, paid cash of $102.2 million to acquire hotel properties and other assets, and paid cash of $32.6 million for renovations and additions to our portfolio. The $102.2 million total cash paid for acquisitions during the first quarter of 2011 is comprised of the following: $37.5 million for the outside 62% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash acquired upon acquisition; $51.6 million for the JW Marriott New Orleans; $13.0 million deposit for the Hilton San Diego Bayfront which we purchased in April 2011; $5.0 million deposit for a potential hotel acquisition; and $9.0 million for the outside 50% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash acquired upon acquisition. During the three months ended March 31, 2010, we decreased the balance in our restricted cash replacement reserve accounts by $2.3 million, paid a refundable cash deposit of $4.0 million towards the potential acquisition of a hotel, and paid cash of $8.6 million for renovations to our hotels.

Financing activities. Our cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $8.9 million for the three months ended March 31, 2011 compared to $7.9 million for the three months ended March 31, 2010. Net cash used in financing activities for the three months ended March 31, 2011 consisted of $3.4 million of principal payments on our notes payable, $0.3 million in deferred financing costs paid related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans and to our line of credit, and $5.1 million of dividends paid to our stockholders. Net cash used in financing activities for the three months ended March 31, 2010 consisted primarily of $2.7 million of principal payments on our notes payable, and $5.1 million of dividends paid to our stockholders.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital expenditures in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans.  Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt.  In connection with our purchase of the outside 62% equity interests in our Doubletree Guest Suites Times Square, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash.

Our purchase of the JW Marriott New Orleans included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

As of March 31, 2011, we had $1.5 billion of debt, $214.6 million of cash and cash equivalents, including restricted cash, and total assets of $2.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2011, all of our outstanding debt had fixed interest rates, except the $270.0 million of non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of March 31, 2011, the weighted average term to maturity of our debt is 5.5 years, and 81.4% of our debt is fixed rate with a weighted average interest rate of 5.5%. Our first loan maturity, the $270.0 million non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, is in January 2012. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash.

Concurrent with our acquisition in April 2011 of a 75% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, and matures in 2016. Subsequent to this acquisition, 69.9% of our debt is subject to fixed interest rates.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of May 6, 2011, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may be successful in obtaining mortgages on one or all of our 11 unencumbered hotels which are currently pledged to our credit facility at March 31, 2011: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. These 11 hotels had an aggregate of 3,351 rooms as of March 31, 2011, and generated $36.8 million in revenue during the first quarter of 2011. Should we obtain secured financing on most or all of our 11 unencumbered hotels, we may be limited or precluded from accessing capital through our credit facility.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a portion of our excess cash balance in 2011 towards selective acquisitions and capital investments in our portfolio. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2011 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,454,288	$288,699	$133,470	$443,844	$588,275
Interest obligations on notes payable (1)	378,474	69,052	123,658	101,919	83,845
Operating lease obligations	380,935	6,364	12,887	13,108	348,576
Construction commitments	31,236	31,236	—	—	—
Employment obligations	3,280	1,530	1,750	—	—
Total	$2,248,213	$396,881	$271,765	$558,871	$1,020,696

(1)          Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2011 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $32.6 million in our portfolio during the first three months of 2011. Our renovation budget for 2011 includes $31.2 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2011, $30.7 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts. We generally are not required to spend the entire amount in the FF&E reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 32 hotel Comparable Portfolio by quarter for 2009, 2010 and 2011 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2009 Comparable Portfolio (32 hotels) (1)	$166,629	$173,947	$166,746	$193,853	$701,175
2009 Revenues as a percentage of total	23.8%	24.8%	23.8%	27.6%	100.0%

2010 Comparable Portfolio (32 hotels) (1)	$158,484	$183,052	$172,751	$204,540	$718,827
2010 Revenues as a percentage of total	22.0%	25.5%	24.0%	28.5%	100.0%

2011 Comparable Portfolio (32 hotels) (1)	$162,281

(1)                   Includes all hotel properties owned on March 31, 2011, excluding the Royal Palm Miami Beach classified as held for sale and included in discontinued operations at March 31, 2011 due to its sale in April 2011. Includes prior ownership results for the Doubletree Guest Suites Times Square and the JW Marriott New Orleans for all periods presented, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

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

We account for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired, as well as the Fair Value Measurements and Disclosures Topic of the FASB ASC for financial and nonfinancial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The review of any potential goodwill impairment requires estimates of fair value for our properties and other assets that have goodwill arising from unallocated acquisition costs. These estimates of fair value are prepared using Level 3 measurements.

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first quarter of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50% equity interests in the BuyEfficient joint venture, and the JW Marriott New Orleans. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In January 2010, the FASB issued a pronouncement to further update the fair value measurement guidance to improve fair value measurement disclosures. This update requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our adoption of the guidance related to new disclosures and clarifications in the quarter ended March 31, 2010 did not have any effect on our consolidated financial condition, results of operations or cash flows. Our adoption of the guidance related to disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements in the quarter ended March 31, 2011 did not have any effect on our consolidated financial condition, results of operations or cash flows.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk

To the extent we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks.

Our interest payments on 81.4% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $0.7 million in 2011.

Item 4.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the PEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our fiscal quarter to which this Quarterly Report on Form 10-Q relates, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings

None.

Item 1A.                           Risk Factors

The following updates certain disclosures from Item 1A. Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 17, 2011, and should be read in conjunction with those risk factors.

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their estimated fair values. Should the allocation be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first quarter of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50% equity interests in the BuyEfficient joint venture, and the JW Marriott New Orleans. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 — January 31, 2011	—		—
February 1, 2011 — February 28, 2011	98,442	(1)	$10.52
March 1, 2011 — March 31, 2011	—		—

(1)                        Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Removed and Reserved

Item 5.                                    Other Information

None.

Item 6.                                     Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number		Description
2.1		Purchase and Sale Agreement and Joint Escrow Instructions, entered into on March 29, 2011 and effective as of March 25, 2011, by and between East Harbor Property, Inc. and Sunstone Park, LLC.

2.1	.1	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 11, 2011, by and between East Harbor Property, Inc. and Sunstone Park, LLC.

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

3.6		Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A filed by the Company on April 6, 2011).

10.1		Employment Offer Letter to Robert Springer, dated as of April 14, 2011.

10.2		Termination and Change in Control Agreement, dated as of April 14, 2011, between Sunstone Hotel Investors, Inc. and Robert Springer.

10.3

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender.

31.1		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document *

101	.SCH	XBRL Taxonomy Extension Schema Document *

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2011; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

The XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 6, 2011	By:	/s/ John V. Arabia
John V. Arabia (Chief Financial Officer and Duly Authorized Officer)