Form 10-Q
period 2011-06-30
Sunstone Hotel Investors, Inc.
filed 2011-08-09
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

118,354,154 shares of Common Stock, $0.01 par value, as of August 1, 2011

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($1,634 and $1,365 related to VIEs)	$144,728	$276,034
Restricted cash ($3,077 and $3,581 related to VIEs)	61,143	54,954
Accounts receivable, net ($4,510 and $1,885 related to VIEs)	36,760	17,285
Due from affiliates	3	44
Inventories ($208 and $159 related to VIEs)	2,276	2,101
Prepaid expenses	6,036	7,808
Investment in hotel properties of discontinued operations, net	14,986	131,404
Investment in other real estate of discontinued operations, net	88	896
Other current assets of discontinued operations, net	2,783	5,128

Total current assets	268,803	495,654
Investment in hotel properties, net	2,813,937	1,902,819
Other real estate, net	11,640	11,116
Investments in unconsolidated joint ventures	—	246
Deferred financing fees, net	12,260	8,855
Interest rate cap derivative agreements	22	—
Goodwill	13,088	4,673
Other assets, net ($0 and $3 related to VIEs)	111,840	12,743

Total assets	$3,231,590	$2,436,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses ($834 and $713 related to VIEs)	$28,044	$20,889
Accrued payroll and employee benefits ($1,060 and $1,123 related to VIEs)	17,013	12,674
Due to Third-Party Managers	5,942	7,573
Dividends payable	7,310	5,137
Other current liabilities ($2,229 and $1,439 related to VIEs)	27,662	16,907
Current portion of notes payable	292,189	16,196
Note payable of discontinued operations	11,629	11,773
Other current liabilities of discontinued operations, net	971	21,600

Total current liabilities	390,760	112,749
Notes payable, less current portion	1,379,356	1,115,334
Interest rate swap derivative agreement	501	—
Other liabilities ($15 and $30 related to VIEs)	10,263	8,724

Total liabilities	1,780,880	1,236,807
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2011 and zero issued and outstanding at December 31, 2010, stated at liquidation preference of $25.00 per share	115,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 117,242,818 shares issued and outstanding at June 30, 2011 and 116,950,504 shares issued and outstanding at December 31, 2010	1,172	1,170
Additional paid in capital	1,311,037	1,313,498
Retained earnings	119,613	29,593
Cumulative dividends	(430,522)	(418,075)
Accumulated other comprehensive loss	(3,137)	(3,137)

Total stockholders’ equity	1,289,413	1,099,299
Non-controlling interest in consolidated joint ventures	61,297	—

Total equity	1,350,710	1,099,299

Total liabilities and equity	$3,231,590	$2,436,106

The abbreviation VIE above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

REVENUES
Room	$150,280	$106,805	$256,760	$196,106
Food and beverage	51,043	39,374	90,328	76,535
Other operating	16,931	11,214	30,224	22,538

Total revenues	218,254	157,393	377,312	295,179

OPERATING EXPENSES
Room	35,837	26,354	64,888	50,345
Food and beverage	36,106	28,244	65,832	55,112
Other operating	6,229	5,549	12,188	11,379
Advertising and promotion	10,365	7,773	18,987	15,006
Repairs and maintenance	8,249	6,473	15,521	12,795
Utilities	7,232	5,432	14,077	11,157
Franchise costs	7,484	5,636	12,734	10,151
Property tax, ground lease and insurance	14,573	10,516	28,565	20,683
Property general and administrative	25,225	18,434	45,245	35,154
Corporate overhead	6,316	5,132	13,973	9,708
Depreciation and amortization	32,659	22,974	58,881	46,221
Property and goodwill impairment losses	—	1,943	—	1,943

Total operating expenses	190,275	144,460	350,891	279,654

Operating income	27,979	12,933	26,421	15,525
Equity in earnings of unconsolidated joint ventures	—	163	21	275
Interest and other income	1,320	99	1,429	270
Interest expense	(21,153)	(16,851)	(38,937)	(36,729)
Gain on remeasurement of equity interests	—	—	69,230	—

Income (loss) from continuing operations	8,146	(3,656)	58,164	(20,659)
Income (loss) from discontinued operations	30,783	3,964	32,100	(124)

NET INCOME (LOSS)	38,929	308	90,264	(20,783)

Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	—
Distributions to non-controlling interest	(7)	—	(14)	—
Preferred stock dividends and accretion	(7,310)	(5,187)	(12,447)	(10,374)
Undistributed income allocated to unvested restricted stock compensation	(291)	—	(717)	—

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$31,077	$(4,879)	$76,842	$(31,157)

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$—	$(0.09)	$0.38	$(0.32)
Income from discontinued operations	0.27	0.04	0.28	—

Basic income available (loss attributable) to common stockholders per common share	$0.27	$(0.05)	$0.66	$(0.32)

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$—	$(0.09)	$0.38	$(0.32)
Income from discontinued operations	0.26	0.04	0.28	—

Diluted income available (loss attributable) to common stockholders per common share	$0.26	$(0.05)	$0.66	$(0.32)

Weighted average common shares outstanding:
Basic	117,227	97,188	117,151	97,118

Diluted	117,314	97,188	117,267	97,118

Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock				Common Stock					Accumulated	Interest in
	Series A		Series D				Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2010	7,050,000	$176,250	—	$—	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$—	$1,099,299
Net proceeds from sale of preferred stock (unaudited)			4,600,000	115,000			(4,062)					110,938
Vesting of restricted common stock (unaudited)					292,314	2	1,601					1,603
Non-controlling interest assumed at acquisition (unaudited)											61,067	61,067
Distributions to non-controlling interest (unaudited)											(14)	(14)
Series A preferred dividends and dividends payable at $1.00 per share year to date (unaudited)									(7,050)			(7,050)
Series C preferred dividends and dividends payable at $0.786 per share year to date (unaudited)									(3,224)			(3,224)
Series D preferred dividends and dividends payable at $0.472222 per share year to date (unaudited)									(2,173)			(2,173)
Net income and comprehensive income (unaudited)								90,020			244	90,264

Balance at June 30, 2011 (unaudited)	7,050,000	$176,250	4,600,000	$115,000	117,242,818	$1,172	$1,311,037	$119,613	$(430,522)	$(3,137)	$61,297	$1,350,710

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$90,264	$(20,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense (recovery)	87	(34)
Gain on sale of hotel properties and other assets, net	(14,074)	—
Gain on remeasurement of equity interests	(69,230)	—
Gain on extinguishment of debt	(18,145)	(6,747)
Loss on derivatives, net	1,004	—
Depreciation	56,988	50,048
Amortization of franchise fees and other intangibles	5,780	285
Amortization and write-off of deferred financing fees	1,431	2,650
Amortization of loan discounts	522	491
Amortization of deferred stock compensation	1,473	1,648
Property and goodwill impairment losses	1,495	1,943
Equity in earnings of unconsolidated joint ventures	(21)	(275)
Changes in operating assets and liabilities:
Restricted cash	16,511	(31,279)
Accounts receivable	(8,417)	(3,142)
Due from affiliates	41	28
Inventories	(16)	167
Prepaid expenses and other assets	5,064	2,694
Accounts payable and other liabilities	4,502	13,887
Accrued payroll and employee benefits	(1,426)	396
Due to Third-Party Managers	(1,618)	(72)
Discontinued operations	2,058	(13,883)

Net cash provided by (used in) operating activities	74,273	(1,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	39,929	—
Cash received from unconsolidated joint ventures	—	300
Restricted cash — replacement reserve	(6,628)	(1,739)
Acquisitions of notes receivable	—	(3,700)
Acquisitions of hotel properties	(263,264)	—
Renovations and additions to hotel properties and other real estate	(64,700)	(17,123)

Net cash used in investing activities	(294,663)	(22,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	115,000	—
Payment of preferred stock offering costs	(4,062)	—
Proceeds from note payable	240,000	—
Payments on notes payable	(246,603)	(114,450)
Payments of deferred financing costs and interest rate derivatives	(4,963)	(4)
Dividends paid	(10,274)	(10,274)
Distributions to non-controlling interest	(14)	—

Net cash provided by (used in) financing activities	89,084	(124,728)

Net decrease in cash and cash equivalents	(131,306)	(148,968)
Cash and cash equivalents, beginning of period	276,034	353,120

Cash and cash equivalents, end of period	$144,728	$204,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$35,155	$32,734

NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$9,491	$2,107

Deconsolidation of assets of hotel placed into receivership	$—	$18,374

Deconsolidation of liabilities of hotel placed into receivership	$—	$26,854

Amortization of deferred stock compensation — construction activities	$128	$90

Amortization of deferred stock compensation — unconsolidated joint venture	$2	$17

NONCASH FINANCING ACTIVITY
Receipt of note receivable	$90,000	$—

Assumption of debt in connection with acquisitions of hotel properties	$545,952	$—

Dividends payable	$7,310	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2011, the Company had interests in 33 hotels, including the Valley River Inn located in Eugene, Oregon, which was classified as held for sale as of June 30, 2011 and included in discontinued operations due to its probable sale within the next year, leaving 32 hotels (the “32 hotels”) held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 11 of the Company’s 32 hotels; Highgate Hotels, manager of two of the Company’s 32 hotels; Hilton Worldwide, manager of two of the Company’s 32 hotels; and Davidson Hotel Company, Fairmont Hotels & Resorts (U.S.), Hyatt Corporation and Sage Hospitality Resources, each managers of one of the Company’s 32 hotels.  In addition, as of January 2011, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. Non-controlling interests at June 30, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Fair Value of Financial Instruments

As of June 30, 2011 and December 31, 2010, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 7, during the first six months of 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans during the first quarter of 2011, as well as the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront during the second quarter of 2011. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $22,000 as of June 30, 2011. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $0.5 million as of June 30, 2011.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.9 million as of both June 30, 2011 and December 31, 2010. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. The Company has valued this agreement using Level 2 measurements at $1.9 million as of both June 30, 2011 and December 31, 2010. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In June 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. In June 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the potential sale of this property during 2010.

The Company also analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and six months ended June 30, 2011 and 2010, the Company did not identify any properties with indicators of goodwill impairment.

As of June 30, 2011 and December 31, 2010, 69.6% and 100%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.7 billion and $1.1 billion as of June 30, 2011 and December 31, 2010, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 6.0% and 7.0%, the Company estimates that the fair market value of its debt as of June 30, 2011 and December 31, 2010 totaled $1.6 billion and $1.1 billion, respectively.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	Total	Fair Value Measurements at Reporting Date
	June 30, 2011	Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Other real estate of discontinued operations, net	$88	$—	$—	$88
Interest rate cap derivative agreements	22	—	22	—
Life insurance policy	1,931	—	1,931	—

Total assets	$2,041	$—	$1,953	$88

Liabilities:
Retirement benefit agreement	$1,931	$—	$1,931	$—
Interest rate swap derivative agreements	501	—	501	—

Total liabilities	$2,432	$—	$2,432	$—

	Total	Fair Value Measurements at Reporting Date
	December 31, 2010	Level 1	Level 2	Level 3

Assets:
Other real estate, net (1)	$2,506	$—	$—	$2,506
Life insurance policy	1,868	—	1,868	—
Goodwill	4,673	—	—	4,673

Total assets	$9,047	$—	$1,868	$7,179

Liabilities:
Retirement benefit agreement	$1,868	$—	$1,868	$—

Total liabilities	$1,868	$—	$1,868	$—

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

The following table presents the goodwill account balance rollforward from the prior period, as well as the activity recorded for assets measured at fair value on a non-recurring basis using Level 3 inputs during the reporting period (in thousands):

Goodwill

Balance at December 31, 2010	$4,673
Purchase of outside 50.0% equity interest in BuyEfficient (unaudited)	8,415

Balance at June 30, 2011 (unaudited)	$13,088

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains:
Investment in unconsolidated joint ventures (1)	$—	$—	$69,230	$—

Impairment charges:
Other real estate, net	$—	$(1,943)	$—	$(1,943)
Other real estate of discontinued operations, net	(1,495)	—	(1,495)	—

Total impairment charges	(1,495)	(1,943)	(1,495)	(1,943)

Total Level 3 measurement charges included in earnings	$(1,495)	$(1,943)	$67,735	$(1,943)

(1)                        Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both June 30, 2011 and December 31, 2010 includes an allowance for doubtful accounts of $0.1 million.

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

During the first quarter ended March 31, 2011, the Company recorded additional goodwill of $8.4 million related to its purchase of the outside 50.0% equity interest in its BuyEfficient joint venture.

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

During the three and six months ended June 30, 2011, approximately $4.5 million and $4.8 million, respectively of deferred financing fees were incurred and paid related to new debt entered into in connection with the Company’s acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans during the first quarter of 2011, the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront during the second quarter of 2011 as well as to the Company’s line of credit. During the three and six months ended June 30, 2010, approximately zero and $4,000, respectively, were incurred and paid related to the modification of the loan on the Renaissance Baltimore.

Total amortization and write-off of deferred financing fees for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$812	$303	$1,425	$793
Write-off of deferred financing fees (1)	—	123	—	1,585

Total deferred financing fees — continuing operations	812	426	1,425	2,378
Discontinued operations:
Amortization of deferred financing fees	3	135	6	272

Total amortization and write-off of deferred financing fees	$815	$561	$1,431	$2,650

(1)               Includes $1.5 million in unamortized deferred financing costs written off due to the termination of the Company’s credit facility during the first quarter of 2010, and $0.1 million in unamortized deferred financing costs written off related to the release of three hotels from the Mass Mutual loan during the second quarter of 2010.

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

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three and six months ended June 30, 2011, $0.3 million and $0.7 million, respectively, were allocated to the participating securities. No amounts were allocated to the participating securities for either the three or six months ended June 30, 2010.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$38,929	$308	$90,264	$(20,783)
Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	—
Distributions to non-controlling interest	(7)	—	(14)	—
Preferred stock dividends and accretion	(7,310)	(5,187)	(12,447)	(10,374)
Undistributed income allocated to unvested restricted stock compensation	(291)	—	(717)	—

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$31,077	$(4,879)	$76,842	$(31,157)

Denominator:
Weighted average basic common shares outstanding	117,227	97,188	117,151	97,118
Unvested restricted stock awards	87	—	116	—

Weighted average diluted common shares outstanding	117,314	97,188	117,267	97,118

Basic earnings available (loss attributable) to common stockholders per common share	$0.27	$(0.05)	$0.66	$(0.32)

Diluted earnings available (loss attributable) to common stockholders per common share	$0.26	$(0.05)	$0.66	$(0.32)

The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2011 and 2010, as their inclusion would have been anti-dilutive. The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2010 as their inclusion would have been anti-dilutive.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Land	$265,108	$237,758
Buildings and improvements	2,601,310	1,867,786
Furniture, fixtures and equipment	329,826	251,743
Intangibles	164,961	34,081
Franchise fees	1,031	983
Construction in process	39,261	38,135

	3,401,497	2,430,486
Accumulated depreciation and amortization	(587,560)	(527,667)

	$2,813,937	$1,902,819

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The purchase price included $13.0 million of unrestricted cash held on the partnership’s balance sheet. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. The Company expects to refinance this debt during 2011, and intends to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on the Company’s June 30, 2011 balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.2 million and $2.5 million during the three and six months ended June 30, 2011, respectively, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s statements of operations from the acquisition date of January 14, 2011 through the second quarter ended June 30, 2011. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $7,000 and $14,000 during the three and six months ended June 30, 2011, respectively, and are included in distributions to non-controlling interest on the Company’s statements of operations.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company recognized acquisition-related costs of $12,000 and $0.4 million during the three and six months ended June 30, 2011, respectively, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the JW Marriott New Orleans have been included in the Company’s statements of operations from the acquisition date of February 15, 2011 through the end of Marriott’s second quarter June 17, 2011.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. The purchase price included $3.7 million of unrestricted cash held on the joint venture’s balance sheet. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature on April 12, 2011) with a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.5 million for the three and six months ended June 30, 2011, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the Hilton San Diego Bayfront have been included in the Company’s statements of operations from the acquisition date of April 15, 2011 through the second quarter ended June 30, 2011. The remaining 25.0% interest in the joint venture continues to be owned by Hilton Worldwide, and is shown as non-controlling interest in consolidated joint venture on the Company’s consolidated balance sheets and statements of operations.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront were consistent with the purchase prices of these three acquisitions and were allocated based on independent third-party analyses. The following table summarizes the fair values of assets acquired and liabilities assumed in these three acquisitions (in thousands):

Assets:
Investment in hotel properties (1)	$907,654
Cash	16,680
Restricted cash	17,105
Accounts receivable	10,060
Other assets	7,473

Total assets acquired	958,972

Liabilities:
Notes payable	545,952
Accounts payable and other current liabilities	19,558

Total liabilities acquired	565,510

Non-controlling interest	61,067
Gain on remeasurement of equity interest (2)	60,501

Total cash paid for acquisitions	$271,894

(1)          Investment in hotel properties was allocated to land ($27.4 million), buildings and improvements ($700.1 million), furniture, fixtures and equipment ($49.3 million) and intangibles ($130.9 million).

(2)          Gain on remeasurement of equity interests includes a gain of $30.1 million recognized on the remeasurement of the Company’s equity interest in its Doubletree Guest Suites Times Square joint venture to its fair market value, and a gain of $30.4 million recognized on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the Doubletree Guest Suites Times Square to its fair market value in connection with the Company’s purchase of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011 and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011 had all been acquired on January 1, 2010. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$222,318	$203,844	$416,089	$383,378

Income available (loss attributable) to common stockholders from continuing operations	$8,163	$(401)	$61,252	$(17,268)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$—	$(0.06)	$0.41	$(0.28)

For the three and six months ended June 30, 2011, the Company has included $68.0 million and $89.5 million of revenues, respectively, and $21.7 million and $24.1 million of net income, respectively, in its consolidated statements of operations related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In April 2011, the Company sold the Royal Palm Miami Beach hotel for $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan to the buyer which matures in December 2013, and recognized a gain on the sale of $14.0 million. The mortgage-secured purchase money loan bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013. The Company also retained an earn-out right which will enable it to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for gross proceeds of $87,500. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. In addition, the Company classified the laundry facility as held for sale as of June 30, 2011, and reclassified the laundry facility’s assets and liabilities as of June 30, 2011 and December 31, 2010 to discontinued operations on its balance sheets, and the laundry facility’s results of operations for the three and six months ended June 30, 2011 and 2010 to discontinued operations on its statements of operations.

In June 2011, the Company classified the Valley River Inn located in Eugene, Oregon as held for sale due to its probable sale within the next year. The Company classified the hotel as held for sale as of June 30, 2011, and reclassified the hotel’s assets and liabilities as of June 30, 2011 and December 31, 2010 to discontinued operations on its balance sheets and the hotel’s results of operations for the three and six months ended June 30, 2011 and 2010 to discontinued operations on its statements of operations.

In 2009, pursuant to a secured debt restructuring program, the Company elected to cease the subsidization of debt service on four loans secured by 11 of its hotels:  W San Diego, Renaissance Westchester, Marriott Ontario Airport, and the “Mass Mutual eight” (Renaissance Atlanta Concourse, Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), Holiday Inn Downtown San Diego, Holiday Inn Express San Diego (Old Town), and Marriott Salt Lake City (University Park)). In December 2009, the Company transferred possession and control of the Renaissance Westchester to a court-appointed receiver. In June 2010, the Company reacquired the Renaissance Westchester, and the $29.2 million non-recourse mortgage secured by the hotel was cancelled. The Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations in June 2010. In July 2010, the

Company completed the deed back of the W San Diego, and title to the hotel was transferred to the lender. The Company recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and removed the hotel’s net assets and liabilities from its 2010 balance sheet. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the new owner. In connection with this sale, the Company recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from its 2010 balance sheet. In November 2010, the Company completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents. There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated. Five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from its 2010 balance sheet. Additional gain of $19.6 million was to be deferred until all significant contingencies were resolved. In June 2011, the Company paid $1.5 million in termination fees on the Residence Inn by Marriott Manhattan Beach. As of June 30, 2011, all contingencies relating to the remaining $18.1 million in termination fees have been resolved, and the Company recorded a gain on extinguishment of debt of $18.1 million to discontinued operations in June 2011. The Company no longer has any financial liabilities related to the Mass Mutual debt restructuring.

The following sets forth the discontinued operations for the three and six months ended June 30, 2011 and 2010, related to the one hotel property sold in 2011, the hotel property and the commercial laundry facility classified as held for sale as of June 30, 2011, the 10 hotel properties deeded back to lenders or sold by the receiver during 2010, and the Renaissance Westchester held in receivership until its reacquisition by the Company in June 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$4,076	$23,639	$14,474	$48,428
Operating expenses	(3,543)	(19,438)	(10,771)	(40,338)
Interest expense	(160)	(5,150)	(320)	(10,999)
Depreciation and amortization expense	(258)	(1,834)	(1,951)	(3,962)
Impairment loss	(1,495)	—	(1,495)	—
Gain on extinguishment of debt	18,145	6,747	18,145	6,747
Gain on sale of hotels	14,018	—	14,018	—

Income (loss) from discontinued operations	$30,783	$3,964	$32,100	$(124)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Land	$2,768	$2,768
Buildings and improvements	9,297	9,297
Furniture, fixtures and equipment	4,897	4,532
Construction in process	599	97

	17,561	16,694
Accumulated depreciation	(6,109)	(5,766)

	11,452	10,928
Land held for investment	188	188

	$11,640	$11,116

As of June 30, 2011, other real estate, net included a commercial laundry facility, an office building and one vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38.0% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. The Company accounted for its ownership interest in the hotel using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.1 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the hotel which it purchased in April 2010 for $3.45 million to its fair market value. Subsequent to this acquisition, the Company has consolidated the results of operations of the Doubletree Guest Suites Times Square with its continuing operations.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheet as of June 30, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At June 30, 2011, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was acquired in connection with the Company’s purchase of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square as the purchase included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of LIBOR plus 115 basis points. The Company valued this interest rate cap agreement at $0.1 million at the acquisition date. The notional amount of the related debt totaled $270.0 million at June 30, 2011. The interest rate cap strike rates range from 3.3208% to 4.49%, and the maturity date is in January 2012. The second interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature on April 12, 2011) with a new $240.0 million mortgage financing secured by the hotel which bears a floating rate of interest of LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at June 30, 2011. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $41.9 million as of June 30, 2011. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in a net loss of $1.0 million for both the three and six months ended June 30, 2011, which has been reflected as an increase in interest expense. As of June 30, 2011, the fair values of the interest rate cap agreements totaled an asset of $22,000, and the fair value of the interest rate swap agreement was a liability of $0.5 million.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Property and equipment, net	$1,864	$1,758
Intangibles, net	8,777	—
Notes receivable	90,483	3,950
Interest receivable	450	—
Other receivables	6,808	4,403
Other	3,458	2,632
	$111,840	$12,743

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of June 30, 2011, includes BuyEfficient’s intangible assets totaling $8.8 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.3 million at June 30, 2011, and amortization expense totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2011.

In April 2011, the Company sold the Royal Palm Miami Beach hotel for $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan to the buyer which matures in December 2013. The mortgage-secured purchase money loan bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013, and is included in other assets, net on the Company’s consolidated balance sheet.

In April 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of June 30, 2011, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. In June 2011, the Company received $17,000 from the loan servicer, which was applied to the subordinate note’s principal balance in accordance with the cost recovery method. In January 2011, the Company purchased the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.4 million on the remeasurement of its investment in the mezzanine loan to its fair market value. After this acquisition, the mezzanine loan is eliminated in consolidation on the Company’s June 30, 2011 balance sheet.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 19 hotel properties and one commercial laundry facility at June 30, 2011, and 18 hotel properties and one commercial laundry facility at December 31, 2010.	$1,101,440	$1,071,227
Notes payable requiring payments of interest only bearing a blended rate of LIBOR plus 115 basis points; maturing in January 2012. The notes are collateralized by first deeds of trust on one hotel property.	270,000	—
Note payable requiring payments of interest and principal bearing a blended rate of LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	239,279	—

Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,673,219	1,133,727
Less: discount on Senior Notes	(1,674)	(2,197)
	1,671,545	1,131,530
Less: current portion	(292,189)	(16,196)
	$1,379,356	$1,115,334

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the Doubletree Guest Suites Times Square hotel located in New York City, New York. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt that matures in January 2012, and bears a blended rate of LIBOR plus 115 basis points. The Company expects to refinance this debt in 2011, and intends to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on the Company’s June 30, 2011 balance sheet.

In February 2011, the Company purchased the JW Marriott New Orleans located in New Orleans, Louisiana for approximately $93.8 million. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature on April 12, 2011) with a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$19,120	$16,024	$35,986	$32,802
Interest expense — default rate (1)	—	120	—	884
Loss on derivatives, net	960	—	1,004	—
Accretion of Senior Notes	261	245	522	491
Amortization of deferred financing fees	812	303	1,425	793
Write-off of deferred financing fees	—	123	—	1,585
Loan penalties and fees (2)	—	36	—	174
	$21,153	$16,851	$38,937	$36,729

(1)              Interest expense — default rate for the three and six months ended June 30, 2010 was incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company was required to record such interest, as the Mass Mutual loan was non-recourse to the Company, the Company did not actually fund such interest. The Company reversed this accrual and recorded a gain on the forgiveness of this interest once the deed back of the Mass Mutual eight was completed, and the debt was extinguished in November 2010.

(2)          Due to the Company’s elective default on the Mass Mutual loan pursuant to its 2009 secured debt restructuring program, loan penalties and fees of $36,000 and $135,000 for the three and six months ended June 30, 2010, respectively, were incurred. While the Company is required to record such loan penalties and fees, as the Mass Mutual loan was non-recourse to the Company, the Company did not actually fund such fees. The Company reversed these accruals and recorded a gain on the forgiveness of these penalties and fees once the deed back of the Mass Mutual eight was completed, and the debt was extinguished in November 2010.  An additional $39,000 in loan penalties and fees was incurred during the three months ended March 31, 2010 due to the termination of the Company’s credit facility

10. Series C Cumulative Convertible Redeemable Preferred Stock

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both June 30, 2011 and December 31, 2010.

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of June 30, 2011, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

In April 2006, the Company sold an additional 2,200,000 shares of Series A preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $55.0 million. The proceeds to the Company, net of offering costs, were $54.2 million, and were used together with proceeds of certain debt refinancings to repay the Company’s term loan facility.

Series D Cumulative Redeemable Preferred Stock

In April 2011, the Company sold an aggregate of 4,600,000 shares, including the full exercise of the underwriters’ overallotment option, of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. Underwriting and other costs of the offering totaled $4.1 million. Net proceeds of $110.9 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series D preferred stock. The proceeds were used to partially fund the Company’s acquisition of the 75.0 % majority interest in the entity that owns the Hilton San Diego Bayfront. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control of the Company, (i) the Company may, at its option, redeem the Series D preferred stock in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date, and (ii) holders of Series D preferred stock will have the right (unless, prior to the change of control conversion date, the Company has provided or provides notice of its election to redeem the Series D preferred stock) to convert some or all of their shares of Series D preferred stock into shares of the Company’s common stock. Holders of Series D preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series D preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series D preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series D preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series D preferred stock has no maturity date and the Company is not required to redeem the Series D preferred stock at any time, unless the Company decides, at its option, to exercise its redemption right or, under circumstances where the holders of Series D preferred stock decide to convert the Series D preferred stock. If the Company does not exercise its right to redeem the Series D preferred stock upon a change of control, holders of the Series D preferred stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a cap of 22,571,280 common shares.

Common Stock

In November 2010, the Company issued 19,500,000 shares of its common stock for net proceeds of approximately $190.6 million. The Company used a portion of these proceeds to fund the purchase of the outside 62.0% interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture in January 2011, the purchase of the JW Marriott New Orleans in February 2011, the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011, and for growth capital expenditures and other general corporate purposes, including working capital.

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. The value of shares granted has been calculated based on the share price on the date of grant and is being amortized as compensation expense in accordance with the Company’s policy on a straight-line basis over the vesting periods for the entire award. The Company’s compensation expense and forfeitures related to these restricted shares and restricted share units for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense	$1,413	$1,022	$2,219	$2,326
Forfeiture expense adjustments	$5	$5	$134	$79

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and six months ended June 30, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$5,776	$3,942	$9,789	$7,387
Discontinued operations	78	522	218	1,073
	$5,854	$4,464	$10,007	$8,460

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.9 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended June 30, 2011 and 2010 were $7.5 million and $7.0 million, respectively, of which royalties totaled $2.3 million and $2.4 million, for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, total license and franchise costs incurred by the Company were $12.7 million and $12.9 million, respectively, of which royalties totaled $4.1 million and $4.7 million, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$7,484	$5,636	$12,734	$10,151
Discontinued operations	—	1,361	—	2,734
	$7,484	$6,997	$12,734	$12,885

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. Five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. In June 2011, the Company paid $1.5 million in termination fees on the Residence Inn by Marriott Manhattan Beach. As of June 30, 2011, all contingencies relating to the remaining $18.1 million in termination fees have been resolved, and the Company recorded a gain on extinguishment of debt of $18.1 million to discontinued operations in June 2011. The Company no longer has any financial liabilities related to the Mass Mutual debt restructuring.

Renovation and Construction Commitments

At June 30, 2011, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at June 30, 2011 totaled $26.7 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and six months ended June 30, 2011 and 2010 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$4,000	$1,331	$6,555	$2,485
Discontinued operations	13	179	22	290
	$4,013	$1,510	$6,577	$2,775

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended June 30, 2011 and 2010, and $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively, and was included in corporate overhead expense.

Concentration of Risk

As of June 30, 2011, 10 of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 32% of the Company’s rooms, approximately 30% of the revenue generated by the Company’s 32 hotels during the three months ended June 30, 2011, and approximately 27% of the revenue generated by the Company’s 32 hotels during the six months ended June 30, 2011. In addition, as of June 30, 2011, three of the Company’s 32 hotels were located in New York, representing approximately 10% of the Company’s rooms and approximately 16% of the revenue generated by the Company’s 32 hotels during both the three and six months ended June 30, 2011. The concentration of the Company’s hotels in California and New York exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California and New York.

Other

The Company has provided customary unsecured environmental indemnities to certain lenders. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the indemnified parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners or a claim against its environmental insurance policies.

At June 30, 2011, the Company had $1.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through June 30, 2011.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At June 30, 2011 and December 31, 2010, amounts owed to the Company by its affiliates amounted to $3,000 and $44,000, respectively, and are included in due from affiliates in the accompanying consolidated balance sheets.

15. Variable Interest Entities

The Company adopted Accounting Standards Update (“ASU”) No. 2009-17, codified in the Consolidation Topic of the FASB ASC, on January 1, 2010, which changes the consolidation guidance applicable to variable interest entities (“VIEs”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This topic also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the applicable standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The topic also requires additional disclosures about an enterprise’s involvement with a VIE.

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

Prior to its purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the Company concluded its interest in the Doubletree Guest Suites Times Square joint venture was a VIE, but that it was not the primary beneficiary because it did not have the power to direct the activities that most significantly impacted the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, accounted for this investment using the equity method. Subsequent to its purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the Company consolidates the Doubletree Guest Suites Times Square with its continuing operations, however, based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Doubletree Guest Suites Times Square is not a variable interest entity.

In conjunction with the Company’s purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Company concluded that its interest in this joint venture is not a variable interest entity. The Company, therefore, consolidates the Hilton San Diego Bayfront with its continuing operations. Based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Hilton San Diego Bayfront is not a variable interest entity.

16. Subsequent Event

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for gross proceeds of $87,500. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011.

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

•                  the ground or air leases for nine of the 32 hotels held for investment as of June 30, 2011;

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

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels. In addition, prior to January 21, 2011, we owned 50.0% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, we purchased the outside 50.0% equity interest in BuyEfficient, and as a result, we are now the sole owner of BuyEfficient.

We own primarily upper upscale hotels in the United States. As of June 30, 2011, we had interests in 33 hotels, including one hotel classified as held for sale and included in discontinued operations, leaving 32 hotels currently held for investment (the “32 hotels”). Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from the travelers who prefer non-branded hotels that focus on highly customized service standards.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 32 hotel portfolio average 413 rooms in size.

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

Through all phases of the lodging cycle, our strategy emphasizes internal growth objectives oriented toward maximizing the value of our portfolio through proactive asset management, which entails working closely with our third-party hotel operators to develop plans and actions designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. During the recovery phase, we also focus on improving the growth potential of our existing portfolio through selective hotel renovations.

During the recovery and growth phases of the lodging cycle, our strategy emphasizes external-growth objectives oriented toward active investment in hotels that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies.  We endeavor to structure our acquisitions in a way that will not only increase the intrinsic value of our common shares, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities.

Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our internal and external growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as reducing our financial leverage is a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include liquidity improvement, which may be accomplished through selective hotel dispositions.

During 2010, we began to see improving business and consumer sentiment, which may point to an impending economic recovery, and which may lead to a period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. We believe that hotels acquired now are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Accordingly, we have deployed a portion of our excess cash balance during the first six months of 2011 towards selective hotel acquisitions. These selective acquisitions included: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million in cash and the assumption of $270.0 million in non-recourse senior mortgage and mezzanine debt; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture for $9.0 million in cash; the purchase of the JW Marriott New Orleans for approximately $51.6 million in cash and the assumption of $42.2 million in debt; and the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront for approximately $182.8 million. Concurrent with the Hilton San Diego Bayfront acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

In April 2011, we completed the sale of the Royal Palm Miami Beach for gross proceeds of $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan to the buyer which matures in December 2013.

As of June 30, 2011, the weighted average term to maturity of our debt is approximately 5.2 years, and 69.6% of our debt is fixed rate with a weighted average interest rate of 5.5%. Of our total debt, approximately $364.5 million matures over the next four years (none in 2011, $302.0 million in 2012, $62.5 million in 2013, assuming we repay our Senior Notes remaining balance at the first put date in 2013, and none in 2014). The $302.0 million maturing in 2012 includes $270.0 million of non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, which we plan to refinance during 2011, funding any refinancing shortfall with existing cash. The $364.5 million does not include $10.8 million of scheduled loan amortization payments due in 2011, $22.8 million due in 2012, $23.0 million due in 2013, and $23.8 million due in 2014.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 32 hotels, and includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester for all periods presented, including the period in 2010 while it was held in receivership;

•                  RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•                  EBITDA, which is income available (loss attributable) to common stockholders excluding: non-controlling interests; preferred stock dividends; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; and any other identified adjustments;

•                  Funds from operations, or FFO, which includes income available (loss attributable) to common stockholders, excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes penalties, written-off deferred financing costs, impairment losses and other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•                  Room revenue, which is the product of the number of rooms sold and the ADR;

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue such as performance guaranties, if any, and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our commercial laundry facility located in Rochester, Minnesota, BuyEfficient, and hotel space leased by third parties.

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

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•                  Property and goodwill impairment loss expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value and to write-off goodwill in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Equity in earnings of unconsolidated joint ventures, which includes our portion of earnings from our two joint ventures, BuyEfficient and Doubletree Guest Suites Times Square, prior to our acquisitions of the outside interests in both joint ventures in January 2011. Subsequent to these acquisitions, both entities are now presented on a consolidated basis;

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

•                  Income from consolidated joint venture attributable to non-controlling interest, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront;

•                  Distributions to non-controlling interest, which includes preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees;

•                  Preferred stock dividends and accretion, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”), Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption value accretion on our Series C preferred stock; and

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends and Comparable Portfolio RevPAR increased 5.3% as compared to 2009. These improving demand trends continued in the first six months of 2011, and Comparable Portfolio RevPAR increased 7.2% in the second quarter of 2011 as compared to the second quarter of 2010, and 7.3% in the first six months of 2011 as compared to the first six months of 2010. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to continue to strengthen throughout the remainder of 2011.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis, which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a meaningful curtailment of funding for new hotel construction projects. Moreover, with demand still meaningfully below peak levels, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer returns targets can be achieved, and until the construction financing markets recover. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of at least two to four years during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be marginally lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in a more muted hotel EBITDA margin improvement.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include reducing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended June 30, 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,206 rooms) as of June 30, 2011 and 29 hotels (11,056 rooms) as of June 30, 2010. Income from discontinued operations for the three months ended June 30, 2011 includes the results of operations for the following: the Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which has been classified as held for sale as of June 30, 2011 due to its sale in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of June 30, 2011 due to its probable sale within the next year. Income from discontinued operations for the three months ended June 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the three months ended June 30, 2010 includes the results of operations for the following: the eight hotels which secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight” hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park)), which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; our commercial laundry facility located in Salt Lake City, Utah, which has been classified as held for sale as of June 30, 2011 due to its sale in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of June 30, 2011 due to its probable sale within the next year.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$150,280	$106,805	$43,475	40.7%
Food and beverage	51,043	39,374	11,669	29.6%
Other operating	16,931	11,214	5,717	51.0%

Total revenues	218,254	157,393	60,861	38.7%

OPERATING EXPENSES
Hotel operating	126,075	95,977	30,098	31.4%
Property general and administrative	25,225	18,434	6,791	36.8%
Corporate overhead	6,316	5,132	1,184	23.1%
Depreciation and amortization	32,659	22,974	9,685	42.2%
Property and goodwill impairment losses	—	1,943	(1,943)	(100.0)%

Total operating expenses	190,275	144,460	45,815	31.7%

Operating income	27,979	12,933	15,046	116.3%

Equity in earnings of unconsolidated joint ventures	—	163	(163)	(100.0)%
Interest and other income	1,320	99	1,221	1,233.3%
Interest expense	(21,153)	(16,851)	(4,302)	(25.5)%

Income (loss) from continuing operations	8,146	(3,656)	11,802	322.8%
Income from discontinued operations	30,783	3,964	26,819	676.6%

Net income	38,929	308	38,621	12,539.3%
Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	(100.0)%
Distributions to non-controlling interest	(7)	—	(7)	(100.0)%
Preferred stock dividends and accretion	(7,310)	(5,187)	(2,123)	(40.9)%
Undistributed income allocated to unvested restricted stock compensation	(291)	—	(291)	(100.0)%

Income available (loss attributable) to common stockholders	$31,077	$(4,879)	$35,956	737.0%

The following table presents the unaudited operating results for our total portfolio for the six months ended June 30, 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,206 rooms) as of June 30, 2011 and 29 hotels (11,056 rooms) as of June 30, 2010. Income from discontinued operations for the six months ended June 30, 2011 includes the results of operations for the following: Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which has been classified as held for sale as of June 30, 2011 due to its sale in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of June 30, 2011 due to its probable sale within the next year. Income from discontinued operations for the six months ended June 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the six months ended June 30, 2010 includes the results of operations for the following: the Mass Mutual eight hotels, which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program; our commercial laundry facility located in Salt Lake City, Utah, which has been classified as held for sale as of June 30, 2011 due to its sale in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of June 30, 2011 due to its probable sale within the next year.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$256,760	$196,106	$60,654	30.9%
Food and beverage	90,328	76,535	13,793	18.0%
Other operating	30,224	22,538	7,686	34.1%

Total revenues	377,312	295,179	82,133	27.8%

OPERATING EXPENSES
Hotel operating	232,792	186,628	46,164	24.7%
Property general and administrative	45,245	35,154	10,091	28.7%
Corporate overhead	13,973	9,708	4,265	43.9%
Depreciation and amortization	58,881	46,221	12,660	27.4%
Property and goodwill impairment losses	—	1,943	(1,943)	(100.0)%

Total operating expenses	350,891	279,654	71,237	25.5%

Operating income	26,421	15,525	10,896	70.2%

Equity in earnings of unconsolidated joint ventures	21	275	(254)	(92.4)%
Interest and other income	1,429	270	1,159	429.3%
Interest expense	(38,937)	(36,729)	(2,208)	(6.0)%
Gain on remeasurement of equity interests	69,230	—	69,230	100.0%

Income (loss) from continuing operations	58,164	(20,659)	78,823	381.5%
Income (loss) from discontinued operations	32,100	(124)	32,224	25,987.1%

Net income (loss)	90,264	(20,783)	111,047	534.3%
Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	(100.0)%
Distributions to non-controlling interest	(14)	—	(14)	(100.0)%
Preferred stock dividends and accretion	(12,447)	(10,374)	(2,073)	(20.0)%
Undistributed income allocated to unvested restricted stock compensation	(717)	—	(717)	(100.0)%

Income available (loss attributable) to common stockholders	$76,842	$(31,157)	$107,999	346.6%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our 32 hotels.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR

Total Hotel Portfolio (32 hotels) (1)	77.7%	$169.74	$131.89	75.4%	$163.10	$122.98	230 bps	4.1%	7.2%

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR

Total Hotel Portfolio (32 hotels) (1)	73.6%	$165.12	$121.53	72.0%	$157.33	$113.28	160 bps	5.0%	7.3%

(1)         Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

Non-GAAP Financial Measures. The following table reconciles income available (loss attributable) to common stockholders to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2011 and 2010. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense and preferred stock dividends) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Income available (loss attributable) to common stockholders	$31,077	$(4,879)	$76,842	$(31,157)
Income from consolidated joint venture attributable to non-controlling interest	244	—	244	—
Distributions to non-controlling interest	7	—	14	—
Preferred stock dividends	7,310	5,187	12,447	10,374
Undistributed income allocated to unvested restricted stock compensation	291	—	717	—
Operations held for investment:
Depreciation and amortization	32,659	22,974	58,881	46,221
Amortization of lease intangibles	999	150	1,936	150
Interest expense	19,120	16,024	35,986	32,802
Interest expense — default rate	—	120	—	884
Amortization of deferred financing fees	812	303	1,425	793
Write-off of deferred financing fees	—	123	—	1,585
Loan penalties and fees	—	36	—	174
Non-cash interest related to discount on Senior Notes	261	245	522	491
Non-cash interest related to loss on derivatives, net	960	—	1,004	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	—
Depreciation and amortization	(1,184)	—	(1,184)	—
Interest expense	(456)	—	(456)	—
Amortization of deferred financing fees	(47)	—	(47)	—
Non-cash interest related to loss on derivative	(28)	—	(28)	—
Unconsolidated joint ventures:
Depreciation and amortization	—	13	3	27
Discontinued operations:
Depreciation and amortization	258	1,834	1,951	3,962
Interest expense	157	2,634	314	5,728
Interest expense — default rate	—	2,078	—	4,354
Amortization of deferred financing fees	3	135	6	272
Loan penalties and fees	—	303	—	645

EBITDA	92,199	47,280	190,333	77,305

Operations held for investment:
Amortization of deferred stock compensation	929	686	1,473	1,648
Gain on sale of assets	(56)	—	(56)	—
Gain on remeasurement of equity interests	—	—	(69,230)	—
Closing costs — completed acquisitions	633	—	3,372	—
Impairment loss	—	1,943	—	1,943
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	7	2	17
Discontinued operations:
Gain on sale of assets	(14,018)	—	(14,018)	—
Impairment loss	1,495	—	1,495	—
Gain on extinguishment of debt	(18,145)	(6,747)	(18,145)	(6,747)

	(29,162)	(4,111)	(95,107)	(3,139)

Adjusted EBITDA	$63,037	$43,169	$95,226	74,166

Adjusted EBITDA was $63.0 million and $43.2 million for the three months ended June 30, 2011 and 2010, respectively, and $95.2 million and $74.2 million for the six months ended June 30, 2011 and 2010, respectively. Adjusted EBITDA for both the three and six months ended June 30, 2011 increased as compared to the same periods in 2010 due to additional earnings generated by the three hotels we purchased in the first six months of 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

The following table reconciles income available (loss attributable) to common stockholders to FFO and Adjusted FFO for our hotel portfolio for the three and six months ended June 30, 2011 and 2010. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Income available (loss attributable) to common stockholders	$31,077	$(4,879)	$76,842	$(31,157)
Income from consolidated joint venture attributable to non-controlling interest	244	—	244	—
Distributions to non-controlling interest	7	—	14	—
Undistributed income allocated to unvested restricted stock compensation	291	—	717	—
Operations held for investment:
Real estate depreciation and amortization	32,359	22,843	58,304	45,952
Amortization of lease intangibles	999	150	1,936	150
Gain on sale of assets	(56)	—	(56)	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(244)	—	(244)	—
Real estate depreciation and amortization	(1,184)	—	(1,184)	—
Discontinued Operations
Real estate depreciation and amortization	258	1,834	1,951	3,962
Gain on sale of assets	(14,018)	—	(14,018)	—

FFO	49,733	19,948	124,506	18,907

Operations held for investment:
Interest expense — default rate	—	120	—	884
Write-off of deferred financing fees	—	123	—	1,585
Loan penalties and fees	—	36	—	174
Non-cash interest related to loss on derivatives, net	960	—	1,004	—
Gain on remeasurement of equity interests	—	—	(69,230)	—
Closing costs — completed acquisitions	633	—	3,372	—
Impairment loss	—	1,943	—	1,943
Non-controlling interests:
Non-cash interest related to loss on derivative	(28)	—	(28)	—
Discontinued operations:
Interest expense — default rate	—	2,078	—	4,354
Loan penalties and fees	—	303	—	645
Impairment loss	1,495	—	1,495	—
Gain on extinguishment of debt	(18,145)	(6,747)	(18,145)	(6,747)

	(15,085)	(2,144)	(81,532)	2,838

Adjusted FFO	$34,648	$17,804	$42,974	$21,745

Adjusted FFO was $34.6 million and $17.8 million for the three months ended June 30, 2011 and 2010, respectively, and $43.0 million and $21.7 million for the six months ended June 30, 2011 and 2010, respectively. Adjusted FFO for both the three and six months ended June 30, 2011 increased as compared to the same periods in 2010 due to additional earnings generated by the three hotels we purchased in the first six months of 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

Room revenue. Room revenue increased $43.5 million, or 40.7%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. We reacquired the Renaissance Westchester from a court-appointed receiver in June 2010. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel), the JW Marriott New Orleans in February 2011 and the Hilton San Diego Bayfront in April 2011. These four new hotels (the “new hotels”) generated room revenue of $37.3 million during the three months ended June 30, 2011. Room revenue generated by the 28 hotels we acquired prior to January 1, 2010 (our “existing portfolio”) increased $6.2 million during the second quarter of 2011 as compared to the second quarter of 2010 due to an increase in occupancy ($2.9 million) combined with an increase in ADR ($3.3 million).

Room revenue increased $60.7 million, or 30.9%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The new hotels generated room revenue of $50.4 million during the six months ended June 30, 2011. Room revenue generated by our existing portfolio increased $10.3 million during the first six months of 2011 as compared to the same period in 2010 due to an increase in occupancy ($3.1 million) combined with an increase in ADR ($7.2 million).

Food and beverage revenue. Food and beverage revenue increased $11.7 million, or 29.6% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our new hotels contributed $12.2 million to food and beverage revenue during the second quarter of 2011. Food and beverage revenue in our existing portfolio decreased $0.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease is primarily due to reduction in business at our two Houston, Texas hotels with one customer who is operating under a contract with the United States government. In addition, banquet revenue decreased in our existing portfolio during the second quarter of 2011 as compared to the second quarter of 2010, as some hotels offered discounted banquet services in order to drive group and convention business.

Food and beverage revenue increased $13.8 million, or 18.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our new hotels contributed $14.8 million to food and beverage revenue during the first half of 2011. Food and beverage revenue in our existing portfolio decreased $1.0 million during the first half of 2011 as compared to the same period in 2010, primarily due to the same reasons described above in the discussion regarding the second quarter. In addition, outlet revenue decreased in our existing portfolio during the first half of 2011 as compared to the first half of 2010, as many outlets remained closed due to renovation during the first few months of 2011.

Other operating revenue. Other operating revenue increased $5.7 million, or 51.0%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our new hotels contributed $3.7 million to other operating revenue during the second quarter of 2011. Other operating revenue also increased $1.5 million in the second quarter of 2011 as compared to the second quarter of 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our existing portfolio increased $0.5 million in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, as increased revenue at our commercial laundry facility located in Rochester, Minnesota combined with increased parking, cancellation and attrition revenue was slightly offset by decreased telephone and retail revenue.

Other operating revenue increased $7.7 million, or 34.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our new hotels contributed $5.2 million to other operating revenue during the first six months of 2011. Other operating revenue also increased $2.5 million in the first six months of 2011 as compared to the same period in 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our existing portfolio remained flat during the first six months of 2011 as compared to the same period in 2010, as increased revenue at our commercial laundry facility located in Rochester, Minnesota combined with increased parking, cancellation and attrition revenue was offset by decreased telephone and retail revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $30.1 million, or 31.4%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The new hotels contributed $31.5 million to hotel operating expenses during the second quarter of 2011. Hotel operating expenses in our existing portfolio decreased $1.4 million during the three months ended June 30, 2011 as compared to the same period in 2010. This decrease in hotel operating expenses is primarily related to lower property taxes due to reduced assessments and prior year tax refunds received at several of our hotels. Hotel operating expenses also decreased during the second quarter of 2011 as compared to the same period in 2010 due to decreased food and beverage expenses, corresponding to the decrease in food and beverage revenue, as well as to decreased utilities due to reductions in gas rates and usage at several of our hotels. These decreases were partially offset by increases in the following expenses: room expense due to the corresponding increase in room revenue; advertising as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property and liability insurance due to increased rates.

Hotel operating expenses increased $46.2 million, or 24.7%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The new hotels contributed $44.6 million to hotel operating expenses during the first six months of 2011. Hotel operating expenses in our existing portfolio increased $1.6 million during the first six months of 2011 as compared to the same period in 2010. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue. In addition, hotel operating expenses in our existing portfolio increased in the first six months of 2011 as compared to the same period in 2010 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property and liability insurance due to increased rates. These increases were partially offset by decreased property taxes due to lower assessments and prior year refunds received.

Property general and administrative expense. Property general and administrative expense increased $6.8 million, or 36.8%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The new hotels contributed $5.0 million to property general and administrative expense during the second quarter of 2011. Property general and administrative expense in our existing portfolio increased $1.8 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased legal, travel, training and sales tax audit expenses.

Property general and administrative expense increased $10.1 million, or 28.7%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The new hotels contributed $7.0 million to property general and administrative expense during the first six months of 2011. Property general and administrative expense in our existing portfolio increased $3.1 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to the same reasons described above in the discussion regarding the second quarter.

Corporate overhead expense. Corporate overhead expense increased $1.2 million, or 23.1%, during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased acquisition and due diligence costs. During the second quarter of 2011 we incurred due diligence costs of $0.6 million related to our completed acquisitions, and an additional $29,000 related to in process or abandoned projects. During the second quarter of 2010, we incurred due diligence costs of $0.4 million related to in process or abandoned projects. Corporate overhead expense also increased during the second quarter of 2011 as compared to the same period in 2010 due to increased payroll and related costs, deferred stock compensation, recruitment, relocation, travel, contract and professional fees, and sales tax expense partially offset by decreased legal fees, licenses and permits and office rent.

Corporate overhead expense increased $4.3 million, or 43.9%, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to increased acquisition and due diligence costs. During the first half of 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.3 million related to in process or abandoned projects. During the same period in 2010, we incurred due diligence costs of $0.4 million related to in process or abandoned projects. Corporate overhead expense also increased during the first half of 2011 as compared to the same period in 2010 due to increased payroll and related costs, recruitment, relocation and travel, partially offset by decreased deferred stock compensation, legal fees, office rent and sales tax expense.

Depreciation and amortization expense. Depreciation and amortization increased $9.7 million, or 42.2%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our new hotels contributed $8.8 million to depreciation and amortization during the second quarter of 2011. Depreciation and amortization expense in our existing portfolio increased $0.9 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization increased $12.7 million, or 27.4%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our new hotels contributed $11.8 million to depreciation and amortization during the first six months of 2011. Depreciation and amortization expense in our existing portfolio increased $0.9 million during the first six months of 2011 as compared to the same period in 2010 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our hotel properties.

Property and goodwill impairment loss. Property and goodwill impairment loss totaled zero for both the three and six months ended June 30, 2011 compared to $1.9 million for both the three and six months ended June 30, 2010. During the second quarter of 2010, we recognized a property impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for the three months ended June 30, 2011, and $0.2 million for the three months ended June 30, 2010. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. We purchased the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million, and the outside 50.0% equity interest in the BuyEfficient joint venture for $9.0 million. As a result, we are now the sole owner of both the entity that owns the Doubletree Guest Suites Times Square and BuyEfficient. In the second quarter of 2010, we recognized income of $0.2 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during the second quarter of 2010, we did not recognize any portion of these earnings because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge.

Equity in earnings of unconsolidated joint ventures totaled $21,000 for the six months ended June 30, 2011, and $0.3 million for the six months ended June 30, 2010. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interest in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture. In the first six months of 2010, we recognized income of $0.3 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment as noted above.

Interest and other income. Interest and other income totaled $1.3 million for the three months ended June 30, 2011 and $0.1 million for the three months ended June 30, 2010. In the second quarter of 2011, we recognized $1.3 million in interest income primarily related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. In the second quarter of 2010, we recognized $0.1 million in interest income.

Interest and other income totaled $1.4 million for the six months ended June 30, 2011 and $0.3 million for the six months ended June 30, 2010. In the first six months of 2011, we recognized $1.4 million in interest income, including $1.3 million related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. In the first six months of 2010, we recognized $0.2 million in interest income and $0.1 million in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest expense	$19,120	$16,024	$35,986	$32,802
Interest expense – default rate	—	120	—	884
Loss on derivatives, net	960	—	1,004	—
Accretion of Senior Notes	261	245	522	491
Amortization of deferred financing fees	812	303	1,425	793
Write-off of deferred financing fees	—	123	—	1,585
Loan penalties and fees	—	36	—	174

	$21,153	$16,851	$38,937	$36,729

Interest expense increased $4.3 million, or 25.5%, during the three months ended June 30, 2011 as compared to the same period during 2010. Mortgage interest expense increased $3.1 million during the second quarter of 2011 as compared to the second quarter of 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased during the second quarter of 2011 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $1.0 million during the second quarter of 2011 as compared to the same period in 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during the second quarter of 2011 as compared to the same period in 2010 due to a $0.5 million increase in deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit. These increases were partially offset by the fact that interest expense for the second quarter of 2010 included additional expenses incurred related to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.2 million in default interest, penalties and fees. In addition, interest expense for the second quarter of 2011 decreased as compared to the second quarter of 2010 as we incurred $0.1 million in the second quarter of 2010 related to the write-off of deferred financing fees due to the release of three hotels from the Mass Mutual loan.

Interest expense increased $2.2 million, or 6.0%, during the six months ended June 30, 2011 as compared to the same period during 2010. Mortgage interest expense increased $3.2 million during the first six months of 2011 as compared to the first six months of 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased during the first six months of 2011 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $1.0 million during the first six months of 2011 as compared to the same period in 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during the first six months of 2011 as compared to the same period in 2010 due to a $0.6 million increase in deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit. These increases were partially offset by the fact that interest expense for the first six months of 2010 included additional expenses incurred related to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $1.0 million in default interest, penalties and fees. In addition, interest expense for the first six months of 2011 decreased as compared to the first six months of 2010 as we incurred $1.6 million in the first six months of 2010 related to the write-off of deferred financing fees. During the first six months of 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2011, and $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan.

Our weighted average interest rate per annum was approximately 5.5% at June 30, 2011 and 5.6% at June 30, 2010. At June 30, 2011, approximately 69.6% of the outstanding notes payable included in our continuing operations had fixed interest rates.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero and $69.2 million for the three and six months ended June 30, 2011, respectively, and zero for both the three and six months ended June 30, 2010. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Operating revenues	$4,076	$23,639	$14,474	$48,428
Operating expenses	(3,543)	(19,438)	(10,771)	(40,338)
Interest expense	(160)	(5,150)	(320)	(10,999)
Depreciation and amortization expense	(258)	(1,834)	(1,951)	(3,962)
Impairment loss	(1,495)	—	(1,495)	—
Gain on extinguishment of debt	18,145	6,747	18,145	6,747
Gain on sale of hotels	14,018	—	14,018	—

	$30,783	$3,964	$32,100	$(124)

As described under “—Investing Activities—Dispositions,” we sold the Royal Palm Miami Beach in April 2011. In addition, we classified our commercial laundry facility located in Salt Lake City, Utah as held for sale as of June 30, 2011 due to its sale in July 2011, and the Valley River Inn located in Eugene, Oregon as held for sale as of June 30, 2011 due to its probable sale within the next year. The results of operations for both of these entities, therefore, have been reclassed to discontinued operations. Pursuant to our 2009 secured debt restructuring program we reclassified the operating results of 11 hotels to discontinued operations in 2010: W San Diego, which was transferred to a receiver in September 2009 and deeded back to the lender in July 2010; Renaissance Westchester, which was transferred to a receiver in December 2009 and reacquired by the Company in June 2010; Marriott Ontario Airport, which was transferred to a receiver in March 2010 and sold by the receiver in August 2010; and the Mass Mutual eight hotels, which were deeded back to the lender in November 2010. As a result of these deed backs and title transfers, we have disposed of all assets and liabilities from our operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from our non-sale disposition segment have been reclassified to discontinued operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations, along with any gains on extinguishment of debt and hotel sales, for all 13 of these hotels and the commercial laundry facility to discontinued operations.

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $0.2 million for both the three and six months ended June 30, 2011, and zero for both the three and six months ended June 30, 2010. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and six months ended June 30, 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. Net income associated with the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront totaled $0.2 million for both the three and six months ended June 30, 2011.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $7,000 and $14,000 for the three and six months ended June 30, 2011, respectively, and zero for both the three and six months ended June 30, 2010. We purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole owner of the entity that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees totaled $7,000 for the three months ended June 30, 2011, and $14,000 for the six months ended June 30, 2011.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $7.3 million and $12.4 million for the three and six months ended June 30, 2011, as compared to $5.2 million and $10.4 million for the three and six months ended June 30, 2010. In April 2011, we issued 4,600,000 shares of Series D preferred stock, causing us to incur an additional $2.2 million in dividends during the three and six months ended June 30, 2011. This increase was slightly offset by a reduction in preferred stock accretion due to the fact that the initial carrying value of our Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010.

Undistributed income allocated to unvested restricted stock compensation. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, and zero for both the three and six months ended June 30, 2010 were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are currently in the early stages of a recovery phase of the lodging cycle. We further believe that hotels acquired now are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Therefore, we have deployed a portion of our excess cash balance during the first six months of 2011 towards selective hotel acquisitions. These selective hotel acquisitions included: the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture; the JW Marriott New Orleans; and a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Each of these acquisitions is discussed below.

In January 2011, we purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square located in New York City, New York. The hotel is encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt which matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on our June 30, 2011 balance sheet. In conjunction with the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, we recognized a gain of $30.1 million on the remeasurement of our equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of our investment in the $30.0 million mezzanine loan, which we purchased in April 2010 for $3.45 million, to its fair market value.

In January 2011, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture for a net purchase price of $8.6 million, including $0.4 million in cash distributed from the joint venture. As a result, we are now the sole owner of BuyEfficient. In conjunction with this purchase, we recognized a gain of $8.7 million on the remeasurement of our equity interest in this joint venture to its fair market value.

In February 2011, we purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, we paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

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

Dispositions. In April 2011, we sold the Royal Palm Miami Beach for $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan to the buyer which matures in December 2013. The mortgage-secured purchase money loan bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013.

As of December 31, 2010, five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, we were potentially liable for up to $19.6 million in termination fees. In June 2011, we paid termination fees of $1.5 million related to one of these five hotels, and the franchise agreements on the remaining four hotels were transferred to new owners, resulting in our recording $18.1 million to gain on extinguishment of debt, which is included in discontinued operations.

In July 2011, we sold our commercial laundry facility located in Salt Lake City, Utah for $0.1 million. In anticipation of this sale, we recorded an impairment loss of $1.5 million in June 2011, which is included in discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, and proceeds from issuance of notes payable and offerings of preferred stock. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable, and dividends on our preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $74.3 million for the six months ended June 30, 2011 compared to net cash used in operating activities of $2.0 million for the six months ended June 30, 2010. This increase was primarily due to our acquisitions of the new hotels, combined with increased earnings at our existing hotels.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2011 compared to the first six months of 2010 was as follows (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Proceeds from sale of hotel properties and other assets	$39,929	$—
Cash received from unconsolidated joint venture	—	300
Restricted cash — replacement reserve	(6,628)	(1,739)
Acquisitions of notes receivable	—	(3,700)
Acquisitions of hotel properties	(263,264)	—
Renovations and additions to hotel properties and other real estate	(64,700)	(17,123)

	$(294,663)	$(22,262)

Net cash used in investing activities was $294.7 million for the six months ended June 30, 2011 compared to $22.3 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we received net proceeds of $39.8 million from our sale of the Royal Palm Miami Beach, and an additional $0.1 million from the sale of surplus FF&E, for a total cash inflow of $39.9 million. This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $6.6 million, paid cash of $263.3 million to acquire hotel properties and other assets, and paid cash of $64.7 million for renovations and additions to our portfolio. The $263.3 million total cash paid for acquisitions during the first six months of 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash acquired upon acquisition; $51.6 million for the JW Marriott New Orleans; $182.8 million for the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, partially offset by $3.7 million of unrestricted cash acquired upon acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash acquired upon acquisition. During the six months ended June 30, 2010, we received a distribution of $0.3 million from one of our unconsolidated joint ventures, increased the balance in our restricted cash replacement reserve accounts by $1.7 million, paid $3.7 million for the purchase of two notes receivable and paid cash of $17.1 million for renovations to our hotels.

Financing activities. Our cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $89.1 million for the six months ended June 30, 2011 compared to net cash used of $124.7 million for the six months ended June 30, 2010. Net cash provided by financing activities for the six months ended June 30, 2011 consisted of $110.9 million in net proceeds received from the issuance of our Series D preferred stock, and $240.0 million in proceeds received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture. These cash inflows were partially offset by $246.6 million in principal payments on notes payable, including $233.8 million to repay an existing mortgage upon the acquisition of our Hilton San Diego Bayfront joint venture and $12.8 million of principal payments on our notes payable. In addition, we paid $5.0 million in deferred financing and interest rate derivative acquisition costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, and our line of credit. We also paid dividends totaling $10.3 million to our stockholders. Net cash used in financing activities for the six months ended June 30, 2010 consisted primarily of $114.5 million of principal payments on our notes payable and related costs, including $83.0 million paid to release three hotels from the Mass Mutual loan, $26.0 million paid to reacquire control of the Renaissance Westchester and to extinguish the loan, and $5.5 million of principal amortization. In addition, net cash used in financing activities for the six months ended June 30, 2010 includes $10.3 million of dividends paid to our stockholders.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital expenditures for our hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans.  Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt.  In connection with our purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square in January 2011, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which matures in January 2012, and bears a blended interest rate of LIBOR plus 115 basis points. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash.

Our purchase of the JW Marriott New Orleans in February 2011 included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Concurrent with our acquisition in April 2011 of a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

As of June 30, 2011, we had $1.7 billion of debt, including $11.6 million in debt associated with the Valley River Inn which we have classified as held for sale as of June 30, 2011, $205.9 million of cash and cash equivalents, including restricted cash, and total assets of $3.2 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2011, all of our outstanding debt had fixed interest rates, except the $270.0 million non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square and the $239.3 million non-recourse mortgage on the Hilton San Diego Bayfront. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of June 30, 2011, the weighted average term to maturity of our debt is 5.2 years, and 69.6% of our debt is fixed rate with a weighted average interest rate of 5.5%. Our first loan maturity, the $270.0 million non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, is in January 2012. We expect to refinance this debt in 2011, and to fund any refinancing shortfall with existing cash.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of August 9, 2011, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may be successful in obtaining mortgages on one or all of our 11 unencumbered hotels which are currently pledged to our credit facility at June 30, 2011: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. These 11 hotels had an aggregate of 3,351 rooms as of June 30, 2011, and generated $81.0 million in revenue during the first six months of 2011. Should we obtain secured financing on any or all of our 11 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a material portion of our excess cash balance in 2011 towards selective acquisitions and capital investments in our portfolio. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2011 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,671,545	$292,189	$140,658	$654,408	$584,290
Note payable on asset held for sale (1)	11,629	11,629	—	—	—
Interest obligations on notes payable (2)	398,107	74,502	137,837	110,379	75,389
Interest obligations on note payable on asset held for sale (3)	624	624	—	—	—
Operating lease obligations	435,282	8,390	17,100	17,332	392,460
Construction commitments	26,715	26,715	—	—	—
Employment obligations	2,974	1,478	1,496	—	—

Total	$2,546,876	$415,527	$297,091	$782,119	$1,052,139

(1)                  Note payable on asset held for sale currently includes the Valley River Inn, which we have classified as held for sale as of June 30, 2011 and included in discontinued operations due to its probable sale within the next year.

(2)                  Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2011 and includes the effect of our interest rate derivative agreements.

(3)                  Due to our classification of the Valley River Inn as held for sale as of June 30, 2011 and included in discontinued operations, interest obligations on note payable on asset held for sale includes interest obligations only through June 30, 2012.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $64.7 million in our portfolio during the first six months of 2011. Our renovation budget for 2011 includes $26.7 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2011, $33.9 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in the reserve accounts by the end of each year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2009 Comparable Portfolio (32 hotels) (1)	$181,421	$195,847	$186,715	$212,115	$776,098
2009 Revenues as a percentage of total	23.4%	25.2%	24.1%	27.3%	100.0%

2010 Comparable Portfolio (32 hotels) (1)	$180,750	$204,804	$195,220	$228,094	$808,868
2010 Revenues as a percentage of total	22.4%	25.3%	24.1%	28.2%	100.0%

2011 Comparable Portfolio (32 hotels) (1)	$189,650	$217,626

(1)                  Includes all hotel properties owned on June 30, 2011, excluding the Valley River Inn classified as held for sale and included in discontinued operations at June 30, 2011 due to its probable sale within the next year. Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all periods presented, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first six months of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

New Accounting Standards and Accounting Changes

Certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurement (Topic 820): Improving Disclosures About Fair Value Measurements,” (“ASU No. 2010-06”) became effective during our 2011 first quarter. Those provisions, which amended Subtopic 820-10, require us to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the previous aggregate presentation as a single line item. The adoption did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”). ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”). ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact ASU 2011-05 will have on our financial statements.

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

Our interest payments on 69.6% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $1.8 million in 2011.

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

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first six months of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	—		—

May 1, 2011 – May 31, 2011	—		—

June 1, 2011 – June 30, 2011	5,332	(1)	$9.04

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

3.6	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A filed by the Company on April 6, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2011; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: August 9, 2011	By:	/s/ John V. Arabia
John V. Arabia
(Chief Financial Officer and Duly Authorized Officer)