Form 10-Q
period 2011-09-30
Sunstone Hotel Investors, Inc.
filed 2011-11-09
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

118,672,242 shares of Common Stock, $0.01 par value, as of November 1, 2011

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ($1,492 and $1,365 related to VIEs)	$159,974	$276,034
Restricted cash ($3,962 and $3,581 related to VIEs)	63,767	54,954
Accounts receivable, net ($2,843 and $1,885 related to VIEs)	25,416	17,285
Due from affiliates	6	44
Inventories ($215 and $159 related to VIEs)	2,388	2,101
Prepaid expenses	9,611	7,808
Investment in hotel properties of discontinued operations, net	15,041	131,404
Investment in other real estate of discontinued operations, net	—	896
Other current assets of discontinued operations, net	3,249	5,128

Total current assets	279,452	495,654
Investment in hotel properties, net	2,793,900	1,902,819
Other real estate, net	11,945	11,116
Investments in unconsolidated joint ventures	—	246
Deferred financing fees, net	11,408	8,855
Interest rate cap derivative agreements	6	—
Goodwill	13,088	4,673
Other assets, net ($0 and $3 related to VIEs)	99,757	12,743

Total assets	$3,209,556	$2,436,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses ($858 and $713 related to VIEs)	$26,257	$20,889
Accrued payroll and employee benefits ($1,055 and $1,123 related to VIEs)	19,520	12,674
Due to Third-Party Managers	6,576	7,573
Dividends payable	7,437	5,137
Other current liabilities ($3,361 and $1,439 related to VIEs)	31,896	16,907
Current portion of notes payable	324,279	16,196
Note payable of discontinued operations	11,557	11,773
Other current liabilities of discontinued operations, net	873	21,600

Total current liabilities	428,395	112,749
Notes payable, less current portion	1,342,022	1,115,334
Interest rate swap derivative agreement	1,572	—
Other liabilities ($0 and $30 related to VIEs)	10,723	8,724

Total liabilities	1,782,712	1,236,807
Commitments and contingencies (Note 13)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2011 and zero issued and outstanding at December 31, 2010, stated at liquidation preference of $25.00 per share	115,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 117,265,090 shares issued and outstanding at September 30, 2011 and 116,950,504 shares issued and outstanding at December 31, 2010	1,173	1,170
Additional paid in capital	1,311,918	1,313,498
Retained earnings	103,091	29,593
Cumulative dividends	(437,959)	(418,075)
Accumulated other comprehensive loss	(3,137)	(3,137)

Total stockholders’ equity	1,266,336	1,099,299
Non-controlling interest in consolidated joint ventures	60,508	—

Total equity	1,326,844	1,099,299

Total liabilities and equity	$3,209,556	$2,436,106

The abbreviation VIE above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

REVENUES
Room	$150,584	$105,927	$407,344	$302,033
Food and beverage	44,153	34,671	134,481	111,206
Other operating	17,597	11,877	47,821	34,415

Total revenues	212,334	152,475	589,646	447,654

OPERATING EXPENSES
Room	37,894	27,033	102,782	77,378
Food and beverage	34,882	27,656	100,714	82,768
Other operating	6,871	5,734	19,059	17,113
Advertising and promotion	10,338	7,776	29,325	22,782
Repairs and maintenance	8,349	6,452	23,870	19,247
Utilities	8,441	6,593	22,518	17,750
Franchise costs	7,942	5,727	20,676	15,878
Property tax, ground lease and insurance	17,197	10,671	45,762	31,354
Property general and administrative	24,768	18,045	70,013	53,199
Corporate overhead	6,943	4,802	20,916	14,510
Depreciation and amortization	34,176	23,043	93,057	69,264
Impairment loss	10,862	—	10,862	1,943

Total operating expenses	208,663	143,532	559,554	423,186

Operating income	3,671	8,943	30,092	24,468
Equity in earnings of unconsolidated joint ventures	—	200	21	475
Interest income and other income (loss)	1,544	(280)	2,973	(10)
Interest expense	(21,792)	(16,506)	(60,729)	(53,235)
Gain on remeasurement of equity interests	—	—	69,230	—

Income (loss) from continuing operations	(16,577)	(7,643)	41,587	(28,302)
Income from discontinued operations	24	31,296	32,124	31,172

NET INCOME (LOSS)	(16,553)	23,653	73,711	2,870

(Income) loss from consolidated joint venture attributable to non-controlling interest	31	—	(213)	—
Distributions to non-controlling interest	(8)	—	(22)	—
Preferred stock dividends and accretion	(7,437)	(5,141)	(19,884)	(15,515)
Undistributed income allocated to unvested restricted stock compensation	—	(232)	(638)	—

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(23,967)	$18,280	$52,954	$(12,645)

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.20)	$(0.13)	$0.18	$(0.45)
Income from discontinued operations	—	0.32	0.27	0.32

Basic income available (loss attributable) to common stockholders per common share	$(0.20)	$0.19	$0.45	$(0.13)

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.20)	$(0.13)	$0.18	$(0.45)
Income from discontinued operations	—	0.32	0.27	0.32

Diluted income available (loss attributable) to common stockholders per common share	$(0.20)	$0.19	$0.45	$(0.13)

Weighted average common shares outstanding:
Basic	117,254	97,250	117,186	97,163

Diluted	117,254	97,612	117,268	97,163

Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock									Accumulated	Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2010	7,050,000	$176,250	—	$—	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$—	$1,099,299
Net proceeds from sale of preferred stock (unaudited)	—	—	4,600,000	115,000	—	—	(4,062)	—	—	—	—	110,938
Vesting of restricted common stock (unaudited)	—	—	—	—	314,586	3	2,482	—	—	—	—	2,485
Non-controlling interest assumed at acquisition (unaudited)	—	—	—	—	—	—	—	—	—	—	61,067	61,067
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(772)	(772)
Series A preferred dividends and dividends payable at $1.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(10,575)	—	—	(10,575)
Series C preferred dividends and dividends payable at $1.179 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(4,836)	—	—	(4,836)
Series D preferred dividends and dividends payable at $0.972222 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(4,473)	—	—	(4,473)
Net income and comprehensive income (unaudited)	—	—	—	—	—	—	—	73,498	—	—	213	73,711

Balance at September 30, 2011 (unaudited)	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,311,918	$103,091	$(437,959)	$(3,137)	$60,508	$1,326,844

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,711	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	225	78
(Gain) loss on sale of hotel properties and other assets, net	(14,039)	383
Gain on remeasurement of equity interests	(69,230)	—
Gain on extinguishment of debt	(18,145)	(47,220)
Loss on derivatives, net	2,091	—
Depreciation	87,578	75,446
Amortization of franchise fees and other intangibles	10,401	386
Amortization and write-off of deferred financing fees	2,274	3,084
Amortization of loan discounts	792	743
Amortization of deferred stock compensation	2,170	2,405
Impairment loss	12,357	1,943
Equity in earnings of unconsolidated joint ventures	(21)	(475)
Changes in operating assets and liabilities:
Restricted cash	12,171	(33,977)
Accounts receivable	3,060	2,846
Due from affiliates	38	25
Inventories	(125)	43
Prepaid expenses and other assets	2,470	(7,869)
Accounts payable and other liabilities	9,962	22,308
Accrued payroll and employee benefits	1,081	1,488
Due to Third-Party Managers	(991)	(1,111)
Discontinued operations	1,816	(20,475)

Net cash provided by operating activities	119,646	2,921

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	40,002	61
Cash received from unconsolidated joint venture	—	600
Restricted cash — replacement reserve	(5,453)	(1,335)
Acquisitions of notes receivable	—	(3,700)
Acquisitions of hotel properties and BuyEfficient	(263,264)	(117,604)
Renovations and additions to hotel properties and other real estate	(82,433)	(31,443)

Net cash used in investing activities	(311,148)	(153,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	115,000	—
Payment of preferred stock offering costs	(4,062)	—
Proceeds from note payable	240,000	—
Payments on notes payable	(252,189)	(117,158)
Payments of deferred financing costs and interest rate derivatives	(4,951)	(4)
Dividends paid	(17,584)	(15,411)
Distributions to non-controlling interest	(772)	—

Net cash provided by (used in) financing activities	75,442	(132,573)

Net decrease in cash and cash equivalents	(116,060)	(283,073)
Cash and cash equivalents, beginning of period	276,034	353,120

Cash and cash equivalents, end of period	$159,974	$70,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$55,590	$49,547

NONCASH INVESTING ACTIVITIES
Accounts payable related to renovations and additions to hotel properties and other real estate	$6,853	$3,235

Deconsolidation of assets of hotel placed into receivership	$—	$18,374

Deconsolidation of liabilities of hotel placed into receivership	$—	$26,854

Amortization of deferred stock compensation — construction activities	$313	$137

Amortization of deferred stock compensation — unconsolidated joint venture	$2	$21

NONCASH FINANCING ACTIVITIES
Issuance of note receivable	$90,000	$—

Assumption of debt in connection with acquisitions of hotel properties	$545,952	$—

Dividends payable	$7,437	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2011, the Company had interests in 33 hotels, including the Valley River Inn located in Eugene, Oregon, which was classified as held for sale as of September 30, 2011 and included in discontinued operations due to its sale in October 2011, leaving 32 hotels (the “32 hotels”) held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 11 of the Company’s 32 hotels; Highgate Hotels, manager of two of the Company’s 32 hotels; Hilton Worldwide, manager of two of the Company’s 32 hotels; and Davidson Hotels & Resorts, Fairmont Hotels & Resorts (U.S.), Hyatt Corporation and Sage Hospitality Resources, each managers of one of the Company’s 32 hotels.  In addition, as of January 2011, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. Non-controlling interests at September 30, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Fair Value of Financial Instruments

As of September 30, 2011 and December 31, 2010, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 7, during the first nine months of 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans during the first quarter of 2011, as well as the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront during the second quarter of 2011. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $6,000 as of September 30, 2011. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.6 million as of September 30, 2011.

The Company currently pays the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Executive Chairman, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.9 million as of both September 30, 2011 and December 31, 2010. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. The Company has valued this agreement using Level 2 measurements at $1.9 million as of both September 30, 2011 and December 31, 2010. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In June 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. In September 2011, the Company recognized a $10.9 million impairment loss on the $90.0 million mortgage-secured purchase money loan the Company received from the buyer of the Royal Palm Miami Beach (the “Royal Palm note”) in anticipation of its sale in October 2011. The Company sold the Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In June 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the potential sale of this property during 2010.

The Company also analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and nine months ended September 30, 2011 and 2010, the Company did not identify any properties with indicators of goodwill impairment.

As of September 30, 2011 and December 31, 2010, 69.5% and 100%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.7 billion and $1.1 billion as of September 30, 2011 and December 31, 2010, respectively. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging between 6.0% and 7.0%, the Company estimates that the fair market value of its debt as of September 30, 2011 and December 31, 2010 totaled $1.6 billion and $1.1 billion, respectively.

The following tables present our assets and liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

	Total	Fair Value Measurements at Reporting Date
	September 30, 2011	Level 1	Level 2	Level 3
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Interest rate cap derivative agreements	$6	$—	$6	$—
Life insurance policy	1,874	—	1,874	—
Royal Palm note	79,200	—	—	79,200

Total assets	$81,080	$—	$1,880	$79,200

Liabilities:
Retirement benefit agreement	$1,874	$—	$1,874	$—
Interest rate swap derivative agreement	1,572	—	1,572	—

Total liabilities	$3,446	$—	$3,446	$—

	Total	Fair Value Measurements at Reporting Date
	December 31, 2010	Level 1	Level 2	Level 3

Assets:
Other real estate, net (1)	$2,506	$—	$—	$2,506
Life insurance policy	1,868	—	1,868	—
Goodwill	4,673	—	—	4,673

Total assets	$9,047	$—	$1,868	$7,179

Liabilities:
Retirement benefit agreement	$1,868	$—	$1,868	$—

Total liabilities	$1,868	$—	$1,868	$—

(1)	Includes the office building and land adjacent to one of the Company’s hotels that was impaired and recorded at fair value in June 2010.

The following table presents the goodwill account balance rollforward from the prior period, as well as the activity recorded for assets measured at fair value on a non-recurring basis using Level 3 inputs during the reporting period (in thousands):

Goodwill

Balance at December 31, 2010	$4,673
Purchase of outside 50.0% equity interest in BuyEfficient (unaudited)	8,415

Balance at September 30, 2011 (unaudited)	$13,088

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains:
Investment in unconsolidated joint ventures (1)	$—	$—	$69,230	$—

Impairment charges:
Other real estate, net	$—	$—	$—	$(1,943)
Other assets, net (2)	(10,862)	—	(10,862)	—
Other real estate of discontinued operations, net	—	—	(1,495)	—

Total impairment charges	(10,862)	—	(12,357)	(1,943)

Total Level 3 measurement gains (charges) included in earnings	$(10,862)	$—	$56,873	$(1,943)

(1)	Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

(2)	Includes the impairment loss recorded by the Company on the Royal Palm note in anticipation of the note’s sale in October 2011.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both September 30, 2011 and December 31, 2010 includes an allowance for doubtful accounts of $0.1 million.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first nine months of 2011 and 2010, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in the Company’s purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans, the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, and the purchase of the Royal Palm Miami Beach. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a significant accounting policy.

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

During the three and nine months ended September 30, 2011, approximately zero and $4.8 million, respectively of deferred financing fees were incurred and paid related to new debt entered into in connection with the Company’s acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans during the first quarter of 2011, the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront during the second quarter of 2011 as well as to the Company’s line of credit. During the three and nine months ended September 30, 2010, approximately zero and $4,000, respectively, were incurred and paid related to the modification of the loan on the Renaissance Baltimore.

Total amortization and write-off of deferred financing fees for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$840	$300	$2,265	$1,093
Write-off of deferred financing fees (1)	—	—	—	1,585

Total deferred financing fees — continuing operations	840	300	2,265	2,678
Discontinued operations:
Amortization of deferred financing fees	3	134	9	406

Total amortization and write-off of deferred financing fees	$843	$434	$2,274	$3,084

(1)

Includes $1.5 million in unamortized deferred financing costs written off due to the termination of the Company’s credit facility during the first quarter of 2010, and $0.1 million in unamortized deferred financing costs written off related to the release of three hotels from the Mass Mutual loan during the second quarter of 2010.

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter or interim period, the Company will follow the two-class method of computing earnings per share.

The Company follows the requirements of ASC 260-10, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three and nine months ended September 30, 2011, zero and $0.6 million, respectively, were allocated to the participating securities. For the three and nine months ended September 30, 2010, $0.2 million and zero, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$(16,553)	$23,653	$73,711	$2,870
(Income) loss from consolidated joint venture attributable to non-controlling interest	31	—	(213)	—
Distributions to non-controlling interest	(8)	—	(22)	—
Preferred stock dividends and accretion	(7,437)	(5,141)	(19,884)	(15,515)
Undistributed income allocated to unvested restricted stock compensation	—	(232)	(638)	—

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(23,967)	$18,280	$52,954	$(12,645)

Denominator:
Weighted average basic common shares outstanding	117,254	97,250	117,186	97,163
Unvested restricted stock awards	—	362	82	—

Weighted average diluted common shares outstanding	117,254	97,612	117,268	97,163

Basic earnings available (loss attributable) to common stockholders per common share	$(0.20)	$0.19	$0.45	$(0.13)

Diluted earnings available (loss attributable) to common stockholders per common share	$(0.20)	$0.19	$0.45	$(0.13)

The Company’s shares of Series C preferred stock issuable upon conversion and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010, as their inclusion would have been anti-dilutive. The Company’s unvested restricted shares associated with its long-term incentive plan have been excluded from the above calculation of earnings (loss) per share for the three months ended September 30, 2011 and the nine months ended September 30, 2010 as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment. In 2010, the Company operated in an additional segment, operations held for non-sale disposition. As a result of deed backs and title transfers, the Company has disposed of all assets and liabilities from its operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from its non-sale disposition segment have been reclassified to discontinued operations.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Land	$265,108	$237,758
Buildings and improvements	2,621,142	1,867,786
Furniture, fixtures and equipment	337,673	251,743
Intangibles	164,961	34,081
Franchise fees	1,031	983
Construction in process	26,257	38,135

	3,416,172	2,430,486
Accumulated depreciation and amortization	(622,272)	(527,667)

	$2,793,900	$1,902,819

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The purchase price included $13.0 million of unrestricted cash held on the partnership’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of zero and $2.5 million during the three and nine months ended September 30, 2011, respectively, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s statements of operations from the acquisition date of January 14, 2011 through the third quarter ended September 30, 2011. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $8,000 and $22,000 during the three and nine months ended September 30, 2011, respectively, and are included in distributions to non-controlling interest on the Company’s statements of operations.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company recognized acquisition-related costs of zero and $0.4 million during the three and nine months ended September 30, 2011, respectively, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the JW Marriott New Orleans have been included in the Company’s statements of operations from the acquisition date of February 15, 2011 through the end of Marriott’s third quarter September 9, 2011.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. The purchase price included $3.7 million of unrestricted cash held on the joint venture’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of zero and $0.5 million for the three and nine months ended September 30, 2011, respectively, which are included in corporate overhead on the Company’s statements of operations. The results of operations for the Hilton San Diego Bayfront have been included in the Company’s statements of operations from the acquisition date of April 15, 2011 through the third quarter ended September 30, 2011. The remaining 25.0% interest in the joint venture continues to be owned by Hilton Worldwide, and is included in non-controlling interest in consolidated joint ventures on the Company’s consolidated balance sheets and in (income) loss from consolidated joint venture attributable to non-controlling interest in the Company’s statements of operations.

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

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$212,334	$198,406	$628,423	$581,784

Income available (loss attributable) to common stockholders from continuing operations	$(16,577)	$(6,117)	$44,675	$(23,384)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$(0.20)	$(0.12)	$0.20	$(0.40)

For the three and nine months ended September 30, 2011, the Company has included $70.3 million and $159.8 million of revenues, respectively, and $19.4 million and $43.6 million of net income, respectively, in its consolidated statements of operations related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In April 2011, the Company sold the Royal Palm Miami Beach hotel for $130.0 million, including $40.0 million in cash and the $90.0 million Royal Palm note, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the first four months of 2011 as well as the three and nine months ended September 30, 2010 to discontinued operations on its statements of operations. The Royal Palm note matures in December 2013, and bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013, both subject to a 1% LIBOR floor. The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for gross proceeds of $87,500, and recognized a loss of $52,000. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the three and nine months ended September 30, 2011 and 2010 to discontinued operations on its statements of operations.

In June 2011, the Company classified the Valley River Inn located in Eugene, Oregon as held for sale in anticipation of its sale in October 2011. The Company reclassified the hotel’s assets and liabilities as of September 30, 2011 and December 31, 2010 to discontinued operations on its balance sheets and the hotel’s results of operations for the three and nine months ended September 30, 2011 and 2010 to discontinued operations on its statements of operations.

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

In November 2010, the Company completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. In connection with such transfer, Mass Mutual delivered to the Company a covenant and agreement pursuant to which Mass Mutual agreed to not sue the Company for any matter or claim which Mass Mutual may ever have relating to the hotels, the loan or the loan documents. There are certain customary carveouts from this covenant not to sue, including fraud, a breach of the deed in lieu agreement itself and the environmental indemnity agreement delivered at the time the loan was originated. Five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in the fourth quarter of 2010, and the net assets and liabilities were removed from its 2010 balance sheet. Additional gain of $19.6 million was to be deferred until all significant contingencies were resolved. In June 2011, the Company paid $1.5 million in termination fees on the Residence Inn by Marriott Manhattan Beach. All contingencies relating to the remaining $18.1 million in termination fees were resolved in June 2011, and the Company recorded a gain on extinguishment of debt of $18.1 million to discontinued operations in June 2011. The Company no longer has any financial liabilities related to the Mass Mutual debt restructuring.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2011 and 2010, related to the hotel property and the commercial laundry facility sold in 2011, the hotel property classified as held for sale as of September 30, 2011, the 10 hotel properties deeded back to lenders or sold by the receiver during 2010, and the Renaissance Westchester held in receivership until its reacquisition by the Company in June 2010 (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$2,789	$25,239	$17,263	$73,667
Operating expenses	(2,552)	(26,996)	(13,323)	(67,334)
Interest expense	(161)	(5,040)	(481)	(16,039)
Depreciation and amortization expense	—	(2,380)	(1,951)	(6,342)
Impairment loss	—	—	(1,495)	—
Gain on extinguishment of debt	—	40,473	18,145	47,220
Gain (loss) on sale of hotels and other assets	(52)	—	13,966	—

Income from discontinued operations	$24	$31,296	$32,124	$31,172

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Land	$2,768	$2,768
Buildings and improvements	9,397	9,297
Furniture, fixtures and equipment	5,494	4,532
Construction in process	412	97

	18,071	16,694
Accumulated depreciation	(6,314)	(5,766)

	11,757	10,928
Land held for investment	188	188

	$11,945	$11,116

As of September 30, 2011, other real estate, net included a commercial laundry facility, an office building and a vacant parcel of land.

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

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient, LLC. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheet as of September 30, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At September 30, 2011, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was acquired in connection with the Company’s purchase of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square as the purchase included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points. The Company valued this interest rate cap agreement at $0.1 million at the acquisition date. The notional amount of the related debt totaled $270.0 million at September 30, 2011. The interest rate cap strike rates range from 3.3208% to 4.49%, and the maturity date is in January 2012. The second interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature on April 12, 2011) with a new $240.0 million mortgage financing secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at September 30, 2011. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $41.7 million as of September 30, 2011. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net losses of $1.1 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, which have been reflected as an increase in interest expense. As of September 30, 2011, the fair values of the interest rate cap agreements totaled an asset of $6,000, and the fair value of the interest rate swap agreement was a liability of $1.6 million.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Property and equipment, net	$2,049	$1,758
Intangibles, net	8,627	—
Notes receivable	79,636	3,950
Interest receivable	450	—
Other receivables	5,559	4,403
Other	3,436	2,632
	$99,757	$12,743

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of September 30, 2011, includes BuyEfficient’s intangible assets totaling $8.6 million net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.4 million at September 30, 2011, and amortization expense totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively.

In April 2011, the Company sold the Royal Palm Miami Beach hotel for $130.0 million, including $40.0 million in cash and the Royal Palm note.  The Royal Palm note matures in December 2013, and bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013, both subject to a 1% LIBOR floor. The Royal Palm note and the related interest receivable are included in other assets, net on the Company’s consolidated balance sheet. In October 2011, the Company sold the Royal Palm note for net proceeds of approximately $79.2 million. In anticipation of this sale, the Company recorded an impairment loss of $10.9 million in September 2011.

In April 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of September 30, 2011, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. During the three and nine months ended September 30, 2011, the Company received $44,000 and $61,000, respectively, from the loan servicer, which was applied to the subordinate note’s principal balance in accordance with the cost recovery method.

In January 2011, the Company purchased the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.4 million on the remeasurement of its investment in the mezzanine loan to its fair market value. After this acquisition, the mezzanine loan is eliminated in consolidation on the Company’s September 30, 2011 balance sheet.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 19 hotel properties and one commercial laundry facility at September 30, 2011, and 18 hotel properties and one commercial laundry facility at December 31, 2010.	$1,096,657	$1,071,227
Notes payable requiring payments of interest only bearing a blended rate of 3-month LIBOR plus 115 basis points; maturing in January 2012. The notes are collateralized by first deeds of trust on one hotel property.	270,000	—
Note payable requiring payments of interest and principal bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	238,549	—

Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,667,706	1,133,727
Less: discount on Senior Notes	(1,405)	(2,197)
	1,666,301	1,131,530
Less: current portion	(324,279)	(16,196)
	$1,342,022	$1,115,334

As of September 30, 2011, the Doubletree Guest Suites Times Square was encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. The Company funded the remainder of the repayment of the prior loan with approximately $90.0 million of its unrestricted cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on the Company’s September 30, 2011 balance sheet.

In February 2011, the Company purchased the JW Marriott New Orleans located in New Orleans, Louisiana for approximately $93.8 million. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature on April 12, 2011) with a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$19,595	$15,954	$55,581	$48,756
Interest expense — default rate (1)	—	—	—	884
Loss on derivatives, net	1,087	—	2,091	—
Accretion of Senior Notes	270	252	792	743
Amortization of deferred financing fees	840	300	2,265	1,093
Write-off of deferred financing fees	—	—	—	1,585
Loan penalties and fees (2)	—	—	—	174
	$21,792	$16,506	$60,729	$53,235

(1)

Interest expense — default rate for the nine months ended September 30, 2010 was incurred due to the Company’s elective default on the Mass Mutual loan, pursuant to its 2009 secured debt restructuring program. While the Company was required to record such interest, as the Mass Mutual loan was non-recourse to the Company, the Company did not actually fund such interest. The Company reversed this accrual and recorded a gain on the forgiveness of this interest once the deed back of the Mass Mutual eight was completed, and the debt was extinguished in November 2010.

(2)

Due to the Company’s elective default on the Mass Mutual loan pursuant to its 2009 secured debt restructuring program, loan penalties and fees of $135,000 were incurred during the nine months ended September 30, 2010. While the Company was required to record such loan penalties and fees, as the Mass Mutual loan was non-recourse to the Company, the Company did not actually fund such fees. The Company reversed this accrual and recorded a gain on the forgiveness of these penalties and fees once the deed back of the Mass Mutual eight was completed, and the debt was extinguished in November 2010. An additional $39,000 in loan penalties and fees was incurred during the first quarter of 2010 due to the termination of the Company’s credit facility.

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both September 30, 2011 and December 31, 2010.

11. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of September 30, 2011, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

Series D Cumulative Redeemable Preferred Stock

In April 2011, the Company sold an aggregate of 4,600,000 shares, including the full exercise of the underwriters’ overallotment option, of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. Underwriting and other costs of the offering totaled $4.1 million. Net proceeds of $110.9 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series D preferred stock. The proceeds were used to partially fund the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control of the Company, (i) the Company may, at its option, redeem the Series D preferred stock in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date, and (ii) holders of Series D preferred stock will have the right (unless, prior to the change of control conversion date, the Company has provided or provides notice of its election to redeem the Series D preferred stock) to convert some or all of their shares of Series D preferred stock into shares of the Company’s common stock. Holders of Series D preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series D preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series D preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series D preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series D preferred stock has no maturity date and the Company is not required to redeem the Series D preferred stock at any time, unless the Company decides, at its option, to exercise its redemption right or, under circumstances where the holders of Series D preferred stock decide to convert the Series D preferred stock. If the Company does not exercise its right to redeem the Series D preferred stock upon a change of control, holders of the Series D preferred stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a cap of 22,571,280 common shares.

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

12. Long-Term Incentive Plan

Stock Grants

Restricted shares and restricted share units granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of three measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

Compensation expense related to awards of restricted shares, restricted share units and performance shares are measured at fair value on the date of grant and amortized over the relevant or derived service period.

The Company’s compensation expense and forfeitures related to these restricted shares, restricted share units and performance awards for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense	$1,053	$1,138	$3,269	$3,464
Forfeiture expense adjustments	$(1)	$—	$133	$79

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

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and nine months ended September 30, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$5,553	$3,795	$15,342	$11,182
Discontinued operations	56	552	274	1,625
	$5,609	$4,347	$15,616	$12,807

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.9 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended September 30, 2011 and 2010 were $7.9 million and $7.2 million, respectively, of which royalties totaled $2.4 million and $2.6 million, for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total license and franchise costs incurred by the Company were $20.7 million and $20.1 million, respectively, of which royalties totaled $6.5 million and $7.3 million, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2011 and 2010 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$7,942	$5,727	$20,676	$15,878
Discontinued operations	—	1,465	—	4,199
	$7,942	$7,192	$20,676	$20,077

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. Five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. In June 2011, the Company paid $1.5 million in termination fees on the Residence Inn by Marriott Manhattan Beach. All contingencies relating to the remaining $18.1 million in termination fees were resolved in June 2011, and the Company recorded a gain on extinguishment of debt of $18.1 million to discontinued operations in June 2011. The Company no longer has any financial liabilities related to the Mass Mutual debt restructuring.

Renovation and Construction Commitments

At September 30, 2011, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2011 totaled $25.3 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and nine months ended September 30, 2011 and 2010 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$4,186	$1,481	$10,741	$3,966
Discontinued operations	—	142	22	432
	$4,186	$1,623	$10,763	$4,398

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million and $32,000 for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively, and was included in corporate overhead expense.

Concentration of Risk

As of September 30, 2011, 10 of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 32% of the Company’s rooms, approximately 34% of the revenue generated by the Company’s 32 hotels during the three months ended September 30, 2011, and approximately 30% of the revenue generated by the Company’s 32 hotels during the nine months ended September 30, 2011. In addition, as of September 30, 2011, three of the Company’s 32 hotels were located in New York, representing approximately 10% of the Company’s rooms, approximately 17% of the revenue generated by the Company’s 32 hotels during the three months ended September 30, 2011, and approximately 16% of the revenue generated by the Company’s 32 hotels during the nine months ended September 30, 2011. The concentration of the Company’s hotels in California and New York exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California and New York.

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

At September 30, 2011, the Company had $1.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2011.

In September 2011, the Company and certain other defendants reached a tentative settlement related to litigation involving claims by certain employees at the Renaissance Los Angeles Airport. The Company had previously estimated that the ultimate liability would range from between zero and $0.1 million, and, accordingly, the Company recorded a liability of $0.1 million in November 2010 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company’s actual remaining liability under the settlement (which is subject to final approval by the Superior Court of California, Los Angeles County) totaled $0.8 million, causing the Company to record additional expense of $0.7 million in the third quarter of 2011.

The Company is currently in negotiations to settle litigation involving two separate claims by certain employees at four of its hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company estimates that its ultimate aggregate liability for these claims would range from between zero and $0.9 million, and, accordingly, the Company recorded a liability of $0.9 million in September 2011 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency.

14. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At September 30, 2011 and December 31, 2010, amounts owed to the Company by its affiliates amounted to $6,000 and $44,000, respectively, and are included in due from affiliates in the accompanying consolidated balance sheets.

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

In conjunction with the Company’s purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Company concluded that its interest in this joint venture is not a variable interest entity. The Company, therefore, consolidates the Hilton San Diego Bayfront with its continuing operations. Based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Hilton San Diego Bayfront does not cause the entity to be a variable interest entity.

16. Subsequent Events

In October 2011, the Company sold the Royal Palm note for net proceeds of approximately $79.2 million. In anticipation of this sale, the Company recorded an impairment loss of $10.9 million in September 2011.

In October 2011, the Company refinanced its $270.0 million non-recourse senior mortgage and mezzanine debt secured by interests in the Doubletree Guest Suites Times Square, which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points, with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the interest rate on the new mortgage at 4.0% until October 2015. The Company funded the remainder of the repayment of the prior loan with approximately $90.0 million of its unrestricted cash.

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for a gross sales price of $16.4 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.6 million as of September 30, 2011.

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

•                  the ground or air leases for nine of the 32 hotels held for investment as of September 30, 2011;

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

•                  impairments to our hotels, goodwill and other assets;

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

We own primarily upper upscale hotels in the United States. As of September 30, 2011, we had interests in 33 hotels, including one hotel classified as held for sale and included in discontinued operations, leaving 32 hotels currently held for investment (the “32 hotels”). Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Fairmont, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from the travelers who prefer non-branded hotels that focus on highly customized service standards.

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

During 2010, we began to see improving business and consumer sentiment, which may point to an impending economic recovery, and which may lead to a period of positive fundamentals in the lodging industry. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle. We believe that hotels acquired now are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Accordingly, we have deployed a portion of our excess cash balance during the first nine months of 2011 towards selective acquisitions. These selective acquisitions included: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million in cash and the assumption of $270.0 million in non-recourse senior mortgage and mezzanine debt; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture for $9.0 million in cash; the purchase of the JW Marriott New Orleans for approximately $51.6 million in cash and the assumption of $42.2 million in debt; and the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront for approximately $182.8 million. Concurrent with the Hilton San Diego Bayfront acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. In general, future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current financial objectives, we expect to fund any near term acquisitions with a greater proportion of equity capital than debt capital.

In April 2011, we completed the sale of the Royal Palm Miami Beach for gross proceeds of $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan (the “Royal Palm note”) to the buyer, and recognized a gain on the sale of $14.0 million. The Royal Palm note matures in December 2013, and bears interest at a floating rate of LIBOR plus 500 basis points through December 2012, and LIBOR plus 600 basis points for 2013, both subject to a 1% LIBOR floor. In an effort to bolster liquidity and enhance our financial flexibility, we sold the Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. We retained an earn-out right on the Royal Palm hotel which will enable the Company to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

As of September 30, 2011, the weighted average term to maturity of our debt is approximately 5.0 years, and 69.5% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on variable rates at September 30, 2011, is 4.5%. In October 2011, we refinanced $270.0 million of non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points, with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash. Of our remaining total debt, approximately $94.5 million matures over the next four years (none in 2011, $32.0 million in 2012, $62.5 million in 2013, assuming we repay our Senior Notes remaining balance at the first put date in 2013, and none in 2014). The $94.5 million does not include $5.3 million of scheduled loan amortization payments due in 2011, $22.8 million due in 2012, $23.1 million due in 2013, and $23.9 million due in 2014.

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

•                  EBITDA, which is net income (loss) excluding: non-controlling interests; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; and any other identified adjustments;

•                  Funds from operations, or FFO, which includes net income (loss), excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes penalties, written-off deferred financing costs, impairment losses and other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•                  Room revenue, which is the product of the number of rooms sold and the ADR;

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our commercial laundry facility located in Rochester, Minnesota, BuyEfficient, and hotel space leased by third parties.

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, professional fees, entity level state franchise and minimum tax payments, travel expenses and office rent;

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•                  Impairment loss expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value.

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

•                  Interest income and other income (loss), which includes interest income we have earned on our restricted and unrestricted cash accounts and the Royal Palm note, as well as any gains or losses we have recognized on sales of assets other than hotels;

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

•                  (Income) loss from consolidated joint venture attributable to non-controlling interest, which includes net income or loss attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront;

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends and Comparable Portfolio RevPAR increased 5.3% as compared to 2009. These improving demand trends continued in the first nine months of 2011, and Comparable Portfolio RevPAR increased 8.6% in the third quarter of 2011 as compared to the third quarter of 2010, and 7.9% in the first nine months of 2011 as compared to the first nine months of 2010. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters.

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

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include right-sizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance) and utility costs, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents the unaudited operating results for our total portfolio for the three months ended September 30, 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,206 rooms) as of September 30, 2011 and 29 hotels (11,056 rooms) as of September 30, 2010. Income from discontinued operations for the three months ended September 30, 2011 includes the results of operations and other adjustments for the following: the Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of September 30, 2011 due to its sale in October 2011. Income from discontinued operations for the three months ended September 30, 2010 includes the results of operations for the following: the eight hotels which secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight” hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park)), which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; the Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of September 30, 2011 due to its sale in October 2011. Income from discontinued operations for the three months ended September 30, 2010 also includes the gain on extinguishment of debt for the W San Diego and the Marriott Ontario Airport which were deeded back to the lender and sold by the receiver, respectively, pursuant to our 2009 secured debt restructuring program.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$150,584	$105,927	$44,657	42.2%
Food and beverage	44,153	34,671	9,482	27.3%
Other operating	17,597	11,877	5,720	48.2%

Total revenues	212,334	152,475	59,859	39.3%

OPERATING EXPENSES
Hotel operating	131,914	97,642	34,272	35.1%
Property general and administrative	24,768	18,045	6,723	37.3%
Corporate overhead	6,943	4,802	2,141	44.6%
Depreciation and amortization	34,176	23,043	11,133	48.3%
Impairment loss	10,862	—	10,862	100.0%

Total operating expenses	208,663	143,532	65,131	45.4%

Operating income	3,671	8,943	(5,272)	(59.0)%

Equity in earnings of unconsolidated joint ventures	—	200	(200)	(100.0)%
Interest income and other income (loss)	1,544	(280)	1,824	651.4%
Interest expense	(21,792)	(16,506)	(5,286)	(32.0)%

Loss from continuing operations	(16,577)	(7,643)	(8,934)	(116.9)%
Income from discontinued operations	24	31,296	(31,272)	(99.9)%

Net income (loss)	(16,553)	23,653	(40,206)	(170.0)%
Loss from consolidated joint venture attributable to non-controlling interest	31	—	31	100.0%
Distributions to non-controlling interest	(8)	—	(8)	(100.0)%
Preferred stock dividends and accretion	(7,437)	(5,141)	(2,296)	(44.7)%
Undistributed income allocated to unvested restricted stock compensation	—	(232)	232	100.0%

Income available (loss attributable) to common stockholders	$(23,967)	$18,280	$(42,247)	(231.1)%

The following table presents the unaudited operating results for our total portfolio for the nine months ended September 30, 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,206 rooms) as of September 30, 2011 and 29 hotels (11,056 rooms) as of September 30, 2010. Income from discontinued operations for the nine months ended September 30, 2011 includes the results of operations and other adjustments for the following: Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of September 30, 2011 due to its sale in October 2011. Income from discontinued operations for the nine months ended September 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the nine months ended September 30, 2010 includes the results of operations for the following: the Mass Mutual eight hotels, which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program; Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which has been classified as held for sale as of September 30, 2011 due to its sale in October 2011. Income from discontinued operations for the nine months ended September 30, 2010 also includes the gain on extinguishment of debt for the W San Diego and the Marriott Ontario Airport which were deeded back to the lender and sold by the receiver, respectively, pursuant to our 2009 secured debt restructuring program.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$407,344	$302,033	$105,311	34.9%
Food and beverage	134,481	111,206	23,275	20.9%
Other operating	47,821	34,415	13,406	39.0%

Total revenues	589,646	447,654	141,992	31.7%

OPERATING EXPENSES
Hotel operating	364,706	284,270	80,436	28.3%
Property general and administrative	70,013	53,199	16,814	31.6%
Corporate overhead	20,916	14,510	6,406	44.1%
Depreciation and amortization	93,057	69,264	23,793	34.4%
Impairment loss	10,862	1,943	8,919	459.0%

Total operating expenses	559,554	423,186	136,368	32.2%

Operating income	30,092	24,468	5,624	23.0%

Equity in earnings of unconsolidated joint ventures	21	475	(454)	(95.6)%
Interest income and other income (loss)	2,973	(10)	2,983	29,830.0%
Interest expense	(60,729)	(53,235)	(7,494)	(14.1)%
Gain on remeasurement of equity interests	69,230	—	69,230	100.0%

Income (loss) from continuing operations	41,587	(28,302)	69,889	246.9%
Income from discontinued operations	32,124	31,172	952	3.1%

Net income	73,711	2,870	70,841	2,468.3%
Income from consolidated joint venture attributable to non-controlling interest	(213)	—	(213)	(100.0)%
Distributions to non-controlling interest	(22)	—	(22)	(100.0)%
Preferred stock dividends and accretion	(19,884)	(15,515)	(4,369)	(28.2)%
Undistributed income allocated to unvested restricted stock compensation	(638)	—	(638)	(100.0)%

Income available (loss attributable) to common stockholders	$52,954	$(12,645)	$65,599	518.8%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our 32 hotels.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR

Total Hotel Portfolio (1)	78.1%	$165.26	$129.07	74.7%	$159.05	$118.81	340	bps	3.9%	8.6%

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR

Total Hotel Portfolio (1)	75.2%	$165.17	$124.21	72.9%	$157.92	$115.12	230	bps	4.6%	7.9%

(1)          Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

           Non-GAAP Financial Measures. The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2011 and 2010. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$(16,553)	$23,653	$73,711	$2,870
Operations held for investment:
Depreciation and amortization	34,176	23,043	93,057	69,264
Amortization of lease intangibles	1,035	76	2,971	226
Interest expense	19,595	15,954	55,581	48,756
Interest expense — default rate	—	—	—	884
Amortization of deferred financing fees	840	300	2,265	1,093
Write-off of deferred financing fees	—	—	—	1,585
Loan penalties and fees	—	—	—	174
Non-cash interest related to discount on Senior Notes	270	252	792	743
Non-cash interest related to loss on derivatives, net	1,087	—	2,091	—
Non-controlling interests:
(Income) loss from consolidated joint venture attributable to non-controlling interest	31	—	(213)	—
Depreciation and amortization	(1,414)	—	(2,598)	—
Interest expense	(549)	—	(1,005)	—
Amortization of deferred financing fees	(56)	—	(103)	—
Non-cash interest related to loss on derivative	(4)	—	(32)	—
Unconsolidated joint ventures:
Depreciation and amortization	—	13	3	40
Discontinued operations:
Depreciation and amortization	—	2,380	1,951	6,342
Interest expense	158	2,586	472	8,314
Interest expense — default rate	—	2,038	—	6,392
Amortization of deferred financing fees	3	134	9	406
Loan penalties and fees	—	282	—	927

EBITDA	38,619	70,711	228,952	148,016

Operations held for investment:
Amortization of deferred stock compensation	697	757	2,170	2,405
Non-cash straightline lease expense	696	340	1,702	738
(Gain) loss on sale of assets	(17)	383	(73)	383
Gain on remeasurement of equity interests	—	—	(69,230)	—
Closing costs — completed acquisitions	—	—	3,372	—
Due diligence costs — abandoned project	—	938	—	938
Impairment loss	10,862	—	10,862	1,943
Lawsuit settlement costs	1,620	—	1,620	—
Non-controlling interests:
Non-cash straightline lease expense	(114)	—	(243)	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	4	2	21
Discontinued operations:
(Gain) loss on sale of assets	52	—	(13,966)	—
Impairment loss	—	—	1,495	—
Gain on extinguishment of debt	—	(40,473)	(18,145)	(47,220)
Closing costs — completed acquisition	—	6,774	—	6,774

	13,796	(31,277)	(80,434)	(34,018)

Adjusted EBITDA	$52,415	$39,434	$148,518	113,998

Adjusted EBITDA was $52.4 million and $39.4 million for the three months ended September 30, 2011 and 2010, respectively, and $148.5 million and $114.0 million for the nine months ended September 30, 2011 and 2010, respectively. Adjusted EBITDA for both the three and nine months ended September 30, 2011 increased as compared to the same periods in 2010 due to additional earnings generated by the three hotels we purchased in the first nine months of 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

The following table reconciles net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three and nine months ended September 30, 2011 and 2010. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$(16,553)	$23,653	$73,711	$2,870
Preferred stock dividends	(7,437)	(5,141)	(19,884)	(15,515)
Operations held for investment:
Real estate depreciation and amortization	33,882	22,906	92,186	68,858
Amortization of lease intangibles	1,035	76	2,971	226
(Gain) loss on sale of assets	(17)	383	(73)	383
Non-controlling interests:
(Income) loss from consolidated joint venture attributable to non-controlling interest	31	—	(213)	—
Real estate depreciation and amortization	(1,414)	—	(2,598)	—
Discontinued operations
Real estate depreciation and amortization	—	2,380	1,951	6,342
(Gain) loss on sale of assets	52	—	(13,966)	—

FFO	9,579	44,257	134,085	63,164

Operations held for investment:
Interest expense — default rate	—	—	—	884
Write-off of deferred financing fees	—	—	—	1,585
Loan penalties and fees	—	—	—	174
Non-cash straightline lease expense	696	340	1,702	738
Non-cash interest related to loss on derivatives, net	1,087	—	2,091	—
Gain on remeasurement of equity interests	—	—	(69,230)	—
Closing costs — completed acquisitions	—	—	3,372	—
Due diligence costs — abandoned project	—	938	—	938
Impairment loss	10,862	—	10,862	1,943
Lawsuit settlement costs	1,620	—	1,620	—
Non-controlling interests:
Non-cash straightline lease expense	(114)	—	(243)	—
Non-cash interest related to loss on derivative	(4)	—	(32)	—
Discontinued operations:
Interest expense — default rate	—	2,038	—	6,392
Loan penalties and fees	—	282	—	927
Impairment loss	—	—	1,495	—
Gain on extinguishment of debt	—	(40,473)	(18,145)	(47,220)
Closing costs — completed acquisition	—	6,774	—	6,774

	14,147	(30,101)	(66,508)	(26,865)

Adjusted FFO	$23,726	$14,156	$67,577	$36,299

Adjusted FFO was $23.7 million and $14.2 million for the three months ended September 30, 2011 and 2010, respectively, and $67.6 million and $36.3 million for the nine months ended September 30, 2011 and 2010, respectively. Adjusted FFO for both the three and nine months ended September 30, 2011 increased as compared to the same periods in 2010 due to additional earnings generated by the three hotels we purchased in the first nine months of 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

Room revenue. Room revenue increased $44.7 million, or 42.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Subsequent to June 30, 2010, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel), the JW Marriott New Orleans in February 2011 and the Hilton San Diego Bayfront in April 2011. These three new hotels (the “three new hotels”) generated room revenue of $35.6 million during the three months ended September 30, 2011. Room revenue generated by the 29 hotels we acquired or reacquired prior to June 30, 2010 (our “third quarter existing portfolio”) increased $9.1 million during the third quarter of 2011 as compared to the third quarter of 2010 due to an increase in occupancy ($4.9 million) combined with an increase in ADR ($4.2 million). Room revenue at some of our northeast hotels was negatively impacted during the third quarter of 2011 by Hurricane Irene, which caused a loss in room revenue of approximately $0.2 million at the three new hotels and approximately $0.7 million in our third quarter existing portfolio.

Room revenue increased $105.3 million, or 34.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. We reacquired the Renaissance Westchester from a court-appointed receiver in June 2010. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel), the JW Marriott New Orleans in February 2011 and the Hilton San Diego Bayfront in April 2011. These four new hotels (the “four new hotels”) generated room revenue of $86.4 million during the nine months ended September 30, 2011. Room revenue generated by the 28 hotels we acquired prior to January 1, 2010 (our “existing portfolio”) increased $18.9 million during the first nine months of 2011 as compared to the same period in 2010 due to an increase in occupancy ($7.6 million) combined with an increase in ADR ($11.3 million). Room revenue at some of our northeast hotels was negatively impacted during the nine months ended September 30, 2011 by Hurricane Irene, which caused a loss in room revenue of approximately $0.3 million at the four new hotels and approximately $0.6 million in our existing portfolio.

Food and beverage revenue. Food and beverage revenue increased $9.5 million, or 27.3% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our three new hotels contributed $10.1 million to food and beverage revenue during the third quarter of 2011. Food and beverage revenue in our third quarter existing portfolio decreased $0.6 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease is primarily due to reduction in business at one of our Houston, Texas hotels with a customer who is operating under a contract with the United States government. In addition, our third quarter existing portfolio lost approximately $0.1 million during the third quarter ended September 30, 2011 due to Hurricane Irene. Banquet revenue also decreased in our third quarter existing portfolio during the third quarter of 2011 as compared to the third quarter of 2010 as a few of our larger group-oriented hotels experienced higher traffic from transient demand than from group demand. These decreases were slightly offset by an increase in food and beverage revenue generated by our outlets due to increased transient occupancy at several of our hotels, as well as to increased volume from local businesses and residents at several of our recently renovated restaurants and lounges.

Food and beverage revenue increased $23.3 million, or 20.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our four new hotels contributed $24.9 million to food and beverage revenue during the first nine months of 2011. Food and beverage revenue in our existing portfolio decreased $1.6 million during the first nine months of 2011 as compared to the same period in 2010, primarily due to the same reasons described above in the discussion regarding the third quarter. In addition, outlet revenue decreased in our existing portfolio during the first nine months of 2011 as compared to the first nine months of 2010, as many outlets remained closed due to renovation during the first few months of 2011.

Other operating revenue. Other operating revenue increased $5.7 million, or 48.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our three new hotels contributed $3.9 million to other operating revenue during the third quarter of 2011. Other operating revenue also increased $1.5 million in the third quarter of 2011 as compared to the third quarter of 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our third quarter existing portfolio increased $0.3 million in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, as increased revenue at our commercial laundry facility located in Rochester, Minnesota combined with increased parking and lease rent revenue was slightly offset by decreased telephone, cancellation, attrition and retail revenue.

Other operating revenue increased $13.4 million, or 39.0%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our four new hotels contributed $9.2 million to other operating revenue during the first nine months of 2011. Other operating revenue also increased $4.0 million in the first nine months of 2011 as compared to the same period in 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our existing portfolio increased $0.2 million during the first nine months of 2011 as compared to the same period in 2010, primarily due to the same reasons described above in the discussion regarding the third quarter.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $34.3 million, or 35.1%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The three new hotels contributed $31.1 million to hotel operating expenses during the third quarter of 2011. Hotel operating expenses in our third quarter existing portfolio increased $3.2 million during the three months ended September 30, 2011 as compared to the same period in 2010 due to increases in the following expenses: room expense due to the corresponding increase in room revenue; advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; property and liability insurance due to increased rates; and property taxes as increases due to higher personal property taxes and appeal fees were partially offset by decreased real estate taxes due to lower assessments. These increases were partially offset by decreased food and beverage expenses, corresponding to the decrease in food and beverage revenue, as well as by decreased utilities due to reductions in gas rates and usage at several of our hotels.

Hotel operating expenses increased $80.4 million, or 28.3%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The four new hotels contributed $75.8 million to hotel operating expenses during the first nine months of 2011. Hotel operating expenses in our existing portfolio increased $4.6 million during the first nine months of 2011 as compared to the same period in 2010. This increase in hotel operating expenses is primarily related to increased room expense, corresponding to the increased room revenue. In addition, hotel operating expenses in our existing portfolio increased in the first nine months of 2011 as compared to the same period in 2010 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property and liability insurance due to increased rates. These increases were partially offset by decreased food and beverage expense, corresponding to the decrease in food and beverage revenue, as well as by decreased utilities due to reductions in gas rates and usage at several of our hotels and by decreased property taxes due to lower assessments and prior year refunds received partially offset by increased personal property taxes and appeal fees.

Property general and administrative expense. Property general and administrative expense increased $6.7 million, or 37.3%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The three new hotels contributed $4.7 million to property general and administrative expense during the third quarter of 2011. Property general and administrative expense also increased $1.0 million in the third quarter of 2011 as compared to the third quarter of 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Property general and administrative expense in our third quarter existing portfolio increased $1.0 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to increased management fees and credit and collection expenses due to the increase in revenue, combined with increased legal expenses. These increases were partially offset by decreased contract and professional fees and computer hardware/software costs.

Property general and administrative expense increased $16.8 million, or 31.6%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The four new hotels contributed $11.7 million to property general and administrative expense during the first nine months of 2011. Property general and administrative expense also increased $2.7 million in the first nine months of 2011 as compared to the same period in 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Property general and administrative expense in our existing portfolio increased $2.4 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased legal expenses, travel, training and sales tax expense, partially offset by decreased contract and professional fees and computer hardware/software costs.

Corporate overhead expense. Corporate overhead expense increased $2.1 million, or 44.6%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to increases of $1.1 million related to payroll and related costs, $0.1 million related to deferred stock compensation and $1.6 million related to legal expenses. During the third quarter of 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company and certain other defendants reached a tentative settlement regarding one of the lawsuits comprising approximately $0.7 million of our third quarter 2011 accrual, which settlement is subject to final approval by the Superior Court of California, Los Angeles County. We are still in negotiations regarding the other two claims, however we expect to incur a maximum of $0.9 million in related settlement or judgment costs and expenses. These increases in corporate overhead expense for the third quarter of 2011 as compared to the third quarter of 2010 were partially offset by a decrease in due diligence costs. During the third quarter of 2011 we incurred due diligence costs of $0.1 million related to in process or abandoned projects. During the third quarter of 2010, we incurred due diligence costs of $0.8 million related to in process or abandoned projects.

Corporate overhead expense increased $6.4 million, or 44.1%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increases of $2.0 million related to payroll and related costs, $0.1 million related to contract and professional fees, $0.2 million related to recruitment and relocation, $0.1 million related to travel, $1.6 million related to legal expenses and $2.6 million related to due diligence costs. In September 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company and certain other defendants reached a tentative settlement regarding one of the lawsuits comprising approximately $0.7 million of our third quarter 2011 accrual, which settlement is subject to final approval by the Superior Court of California, Los Angeles County. We are still in negotiations regarding the other two claims, however we expect to incur a maximum of $0.9 million in related settlement or judgment costs and expenses. During the first nine months of 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.4 million related to in process or abandoned projects. During the same period in 2010, we incurred due diligence costs of $1.2 million related to in process or abandoned projects. These increases in corporate overhead expense for the first nine months of 2011 as compared to the same period in 2010 were partially offset by a decrease of $0.2 million related to office rent.

Depreciation and amortization expense. Depreciation and amortization increased $11.1 million, or 48.3%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our three new hotels contributed $9.5 million to depreciation and amortization during the third quarter of 2011. Depreciation and amortization expense in our third quarter existing portfolio increased $1.6 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization increased $23.8 million, or 34.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our four new hotels contributed $21.3 million to depreciation and amortization during the first nine months of 2011. Depreciation and amortization expense in our existing portfolio increased $2.5 million during the first nine months of 2011 as compared to the same period in 2010 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our hotel properties.

Impairment loss. Impairment loss totaled $10.9 million for both the three and nine months ended September 30, 2011 compared to zero and $1.9 million for the three and nine months ended September 30, 2010, respectively. During the third quarter of 2011, we recognized an impairment loss of $10.9 million on our Royal Palm note in anticipation of its sale in October 2011. During the second quarter of 2010, we recognized an impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for the three months ended September 30, 2011, and $0.2 million for the three months ended September 30, 2010. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. We purchased the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million, and the outside 50.0% equity interest in the BuyEfficient joint venture for $9.0 million. As a result, we are now the sole owner of both the entity that owns the Doubletree Guest Suites Times Square and BuyEfficient. In the third quarter of 2010, we recognized income of $0.2 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture. Though the Doubletree Guest Suites Times Square joint venture recognized earnings during the third quarter of 2010, we did not recognize any portion of these earnings because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge.

Equity in earnings of unconsolidated joint ventures totaled $21,000 for the nine months ended September 30, 2011, and $0.5 million for the nine months ended September 30, 2010. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interest in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture. In the first nine months of 2010, we recognized income of $0.5 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment as noted above.

Interest income and other income (loss). Interest income and other income (loss) totaled income of $1.5 million for the three months ended September 30, 2011 and a loss of $0.3 million for the three months ended September 30, 2010. During the third quarter of 2011, we recognized $1.4 million in interest income primarily related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. We sold this Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. In addition, during the third quarter of 2011, we also recognized $0.1 million in other miscellaneous income. In the third quarter of 2010, we recognized a loss of $0.4 million on sales and dispositions of surplus FF&E located in two of our hotels and in our corporate office, as well as $0.1 million in interest income.

Interest income and other income (loss) totaled income of $3.0 million for the nine months ended September 30, 2011 and a loss of $10,000 for the nine months ended September 30, 2010. In the first nine months of 2011, we recognized $2.8 million in interest income, including $2.6 million related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. We sold this Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. In addition, during the first nine months of 2011, we recognized income of $0.1 million on sales and dispositions of surplus FF&E located in several of our hotels and $0.1 million in other miscellaneous income. In the first nine months of 2010, we recognized a loss of $0.3 million on sales and dispositions of surplus FF&E located in several of our hotels and in our corporate office, $0.2 million in interest income and $0.1 million in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest expense	$19,595	$15,954	$55,581	$48,756
Interest expense — default rate	—	—	—	884
Loss on derivatives, net	1,087	—	2,091	—
Accretion of Senior Notes	270	252	792	743
Amortization of deferred financing fees	840	300	2,265	1,093
Write-off of deferred financing fees	—	—	—	1,585
Loan penalties and fees	—	—	—	174

	$21,792	$16,506	$60,729	$53,235

Interest expense increased $5.3 million, or 32.0%, during the three months ended September 30, 2011 as compared to the same period during 2010. Mortgage interest expense increased $3.6 million during the third quarter of 2011 as compared to the third quarter of 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances were also greater during the third quarter of 2011 as compared to the third quarter of 2010 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $1.1 million during the third quarter of 2011 as compared to the same period in 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during the third quarter of 2011 as compared to the same period in 2010 due to a $0.5 million increase in amortization of deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Hilton Times Square in November 2010.

Interest expense increased $7.5 million, or 14.1%, during the nine months ended September 30, 2011 as compared to the same period during 2010. Mortgage interest expense increased $6.8 million during the first nine months of 2011 as compared to the first nine months of 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased during the first nine months of 2011 as compared to the same period in 2010 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $2.1 million during the first nine months of 2011 as compared to the same period in 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during the first nine months of 2011 as compared to the same period in 2010 due to a $1.2 million increase in amortization of deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Hilton Times Square in November 2010. These increases were partially offset by the fact that interest expense for the first nine months of 2010 included additional expenses incurred related to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $1.0 million in default interest, penalties and fees. In addition, interest expense for the first nine months of 2011 decreased as compared to the first nine months of 2010 as we incurred $1.6 million in the first nine months of 2010 related to the write-off of deferred financing fees. During the first nine months of 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2011, and $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan.

Our weighted average interest rate per annum, including the effect of our interest rate derivatives, was approximately 4.5% at September 30, 2011 and 5.6% at September 30, 2010. At September 30, 2011, approximately 69.5% of the outstanding notes payable included in our continuing operations had fixed interest rates. In October 2011, we refinanced the $270.0 million non-recourse loan secured by interests in the Doubletree Guest Suites Times Square which bore interest at a blended rate of 3-month LIBOR plus 115 basis points for a $180.0 million non-recourse loan which bears interest at a floating rate of 3-month LIBOR plus 325 basis points, which will cause our interest expense to increase going forward.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero and $69.2 million for the three and nine months ended September 30, 2011, respectively, and zero for both the three and nine months ended September 30, 2010. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income from discontinued operations. Income from discontinued operations is as follows (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Operating revenues	$2,789	$25,239	$17,263	$73,667
Operating expenses	(2,552)	(26,996)	(13,323)	(67,334)
Interest expense	(161)	(5,040)	(481)	(16,039)
Depreciation and amortization expense	—	(2,380)	(1,951)	(6,342)
Impairment loss	—	—	(1,495)	—
Gain on extinguishment of debt	—	40,473	18,145	47,220
Gain (loss) on sale of hotel properties and other assets	(52)	—	13,966	—

	$24	$31,296	$32,124	$31,172

As described under “—Investing Activities—Dispositions,” we sold the Royal Palm Miami Beach in April 2011, and our commercial laundry facility located in Salt Lake City, Utah in July 2011. In addition, we classified the Valley River Inn located in Eugene, Oregon as held for sale as of September 30, 2011 due to its sale in October 2011, and reclassed the results of operations for this hotel to discontinued operations. Pursuant to our 2009 secured debt restructuring program we reclassified the operating results of 11 hotels to discontinued operations in 2010: W San Diego, which was transferred to a receiver in September 2009 and deeded back to the lender in July 2010; Renaissance Westchester, which was transferred to a receiver in December 2009 and reacquired by the Company in June 2010; Marriott Ontario Airport, which was transferred to a receiver in March 2010 and sold by the receiver in August 2010; and the Mass Mutual eight hotels, which were deeded back to the lender in November 2010. As a result of these deed backs and title transfers, we have disposed of all assets and liabilities from our operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from our non-sale disposition segment have been reclassified to discontinued operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations, along with any gains on extinguishment of debt and sales, for all 13 of these hotels and the commercial laundry facility to discontinued operations.

(Income) loss from consolidated joint venture attributable to non-controlling interest. (Income) loss from consolidated joint venture attributable to non-controlling interest totaled a loss of $31,000 and income of $0.2 million for the three and nine months ended September 30, 2011, respectively, and zero for both the three and nine months ended September 30, 2010. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income or loss for the three and nine months ended September 30, 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned a net loss of $31,000 for the three months ended September 30, 2011 and net income of $0.2 million for the nine months ended September 30, 2011.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 and $22,000 for the three and nine months ended September 30, 2011, respectively, and zero for both the three and nine months ended September 30, 2010. We purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole owner of the entity that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 for the three months ended September 30, 2011, and $22,000 for the nine months ended September 30, 2011.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $7.4 million and $19.9 million for the three and nine months ended September 30, 2011, as compared to $5.1 million and $15.5 million for the three and nine months ended September 30, 2010. In April 2011, we issued 4,600,000 shares of Series D preferred stock, causing us to incur an additional $2.3 million and $4.5 million in dividends during the three and nine months ended September 30, 2011, respectively. This increase was slightly offset by a reduction in preferred stock accretion due to the fact that the initial carrying value of our Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010.

Undistributed income allocated to unvested restricted stock compensation. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of zero and $0.6 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and zero for the three and nine months ended September 30, 2010, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. While recovery is likely to remain uneven, we believe we are currently in the early stages of a recovery phase of the lodging cycle. We further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Therefore, we have deployed a portion of our excess cash balance during the first nine months of 2011 towards selective acquisitions. These selective acquisitions included: the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture; the JW Marriott New Orleans; and a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Each of these acquisitions is discussed below.

In January 2011, we purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square located in New York City, New York. The hotel was encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt which was to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash. The hotel is encumbered by an additional $30.0 million mezzanine loan that is owned by the Company, and, therefore, eliminated in consolidation on our September 30, 2011 balance sheet. In conjunction with the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, we recognized a gain of $30.1 million on the remeasurement of our equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of our investment in the $30.0 million mezzanine loan, which we purchased in April 2010 for $3.45 million, to its fair market value.

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

In April 2011, we paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. Concurrent with the acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current balance sheet objectives, we expect to fund any near term acquisitions, assuming acquisition opportunities generate returns that exceed our cost of capital, with a greater proportion of equity capital than debt capital.

Dispositions. In April 2011, we sold the Royal Palm Miami Beach for $130.0 million, including $40.0 million in cash and the Royal Palm note, and recognized a gain on the sale of $14.0 million. In an effort to bolster liquidity and enhance our financial flexibility, we sold the Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. We retained an earn-out right on the Royal Palm hotel which will enable the Company to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

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

In July 2011, we sold our commercial laundry facility located in Salt Lake City, Utah for $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, we recorded an impairment loss of $1.5 million in June 2011, which is included in discontinued operations.

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

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating flow through of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $119.6 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010. This increase was primarily due to our acquisitions of the new hotels, combined with increased earnings at our existing hotels.

Investing activities. Our cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2011 compared to the first nine months of 2010 was as follows (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Proceeds from sale of hotel properties and other assets	$40,002	$61
Cash received from unconsolidated joint venture	—	600
Restricted cash — replacement reserve	(5,453)	(1,335)
Acquisitions of notes receivable	—	(3,700)
Acquisitions of hotel properties and BuyEfficient	(263,264)	(117,604)
Renovations and additions to hotel properties and other real estate	(82,433)	(31,443)

	$(311,148)	$(153,421)

Net cash used in investing activities was $311.1 million for the nine months ended September 30, 2011 compared to $153.4 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we received net proceeds of $39.8 million from our sale of the Royal Palm Miami Beach, $0.1 million from our sale of our commercial laundry facility located in Salt Lake City, Utah, and an additional $0.1 million from the sale of surplus FF&E, for a total cash inflow of $40.0 million. This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $5.5 million, paid cash of $263.3 million to acquire hotel properties and other assets, and paid cash of $82.4 million for renovations and additions to our portfolio. The $263.3 million total cash paid for acquisitions during the first nine months of 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash acquired upon acquisition; $51.6 million for the JW Marriott New Orleans; $182.8 million for the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, partially offset by $3.7 million of unrestricted cash acquired upon acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash acquired upon acquisition. During the nine months ended September 30, 2010, we received proceeds of $0.1 million from the sale of surplus FF&E at several of our hotels and our corporate office, and distributions of $0.6 million from one of our unconsolidated joint ventures. In addition, we increased the balance in our restricted cash replacement reserve accounts by $1.3 million, and we paid $117.6 million to acquire a hotel, $3.7 million for the purchase of two notes receivable and $31.4 million for renovations to our hotels.

Financing activities. Our cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $75.4 million for the nine months ended September 30, 2011 compared to net cash used of $132.6 million for the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of $110.9 million in net proceeds received from the issuance of our Series D preferred stock, and $240.0 million in proceeds received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture. These cash inflows were partially offset by $252.2 million in principal payments on notes payable, including $233.8 million to repay an existing mortgage upon the acquisition of our Hilton San Diego Bayfront joint venture and $18.4 million of principal payments on our notes payable. In addition, we paid $5.0 million in deferred financing and interest rate derivative acquisition costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, and our line of credit. We also paid dividends totaling $17.6 million to our stockholders and distributions totaling $0.8 million to partners in our joint ventures. Net cash used in financing activities for the nine months ended September 30, 2010 consisted primarily of $117.2 million of principal payments on our notes payable and related costs, including $83.0 million paid to release three hotels from the Mass Mutual loan, $26.0 million paid to reacquire control of the Renaissance Westchester and to extinguish the loan, and $8.2 million of principal amortization. In addition, net cash used in financing activities for the nine months ended September 30, 2010 includes $15.4 million of dividends paid to our stockholders.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital expenditures for our hotels, operating expenses, repayment of principal on our notes payable, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. In addition, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt.  In connection with our purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square in January 2011, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the interest rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash.

Our purchase of the JW Marriott New Orleans in February 2011 included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Concurrent with our acquisition in April 2011 of a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

As of September 30, 2011, we had $1.7 billion of debt, including $11.6 million in debt associated with the Valley River Inn which we have classified as held for sale as of September 30, 2011 due to its sale in October 2011, and $270.0 million in debt associated with the Doubletree Guest Suites Times Square which we refinanced with a new $180.0 million non-recourse mortgage in October 2011, funding the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash. In addition, as of September 30, 2011, we had $223.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.2 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2011, all of our outstanding debt had fixed interest rates, except the $270.0 million non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square and the $238.5 million non-recourse mortgage on the Hilton San Diego Bayfront, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in January 2012, and contains interest rate cap strike rates ranging from 3.3208% to 4.49%. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and contains an interest rate cap strike rate of 3.75%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of September 30, 2011, the weighted average term to maturity of our debt is approximately 5.0 years, and 69.5% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on the variable rates at September 30, 2011, is 4.5%. Our first loan maturity, the $270.0 million non-recourse senior mortgage and mezzanine debt on the Doubletree Guest Suites Times Square, was in January 2012. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the interest rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash. Subsequent to the refinancing of the debt secured by the Doubletree Guest Suites Times Square, the weighted average term to maturity of our debt is approximately 5.9 years as of November 9, 2011.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of November 9, 2011, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may be successful in obtaining mortgages on one or all of our 11 unencumbered hotels which are currently pledged to our credit facility at September 30, 2011: Courtyard by Marriott Los Angeles Airport, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites Rochester, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. These 11 hotels had an aggregate of 3,351 rooms as of September 30, 2011, and generated $127.9 million in revenue during the first nine months of 2011. Should we obtain secured financing on any or all of our 11 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. During the recent economic downturn, we maintained higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility were meaningfully enhanced. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a material portion of our excess cash balance in 2011 towards selective acquisitions and capital investments in our portfolio. During the first nine months of 2011, we selectively deployed a portion of our excess cash balance towards the following acquisitions:  the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture; the JW Marriott New Orleans; and a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2011 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,667,706	$324,279	$109,098	$722,521	$511,808
Note payable on asset held for sale (1)	11,557	11,557	—	—	—
Interest obligations on notes payable (2)	376,228	72,929	133,924	101,723	67,652
Interest obligations on note payable on asset held for sale (3)	620	620	—	—	—
Operating lease obligations	433,198	8,432	17,128	17,363	390,275
Construction commitments	25,322	25,322	—	—	—
Employment obligations	2,918	1,684	1,234	—	—

Total	$2,517,549	$444,823	$261,384	$841,607	$969,735

(1)                   Note payable on asset held for sale currently includes the Valley River Inn, which we have classified as held for sale as of September 30, 2011 and included in discontinued operations due to its sale in October 2011.

(2)                   Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2011 and includes the effect of our interest rate derivative agreements.

(3)                   Due to our classification of the Valley River Inn as held for sale as of September 30, 2011 and included in discontinued operations, interest obligations on note payable on asset held for sale includes interest obligations only through September 30, 2012. Upon sale of the hotel in October 2011, we expect to incur only $0.1 million in future interest.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $82.4 million in our portfolio during the first nine months of 2011. Our renovation budget for 2011 includes $25.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2011, $33.1 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in the reserve accounts by the end of each year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2009 Comparable Portfolio (32 hotels) (1)	$181,421	$195,847	$186,715	$212,115	$776,098
2009 Revenues as a percentage of total	23.4%	25.2%	24.1%	27.3%	100.0%

2010 Comparable Portfolio (32 hotels) (1)	$180,750	$204,804	$195,220	$228,094	$808,868
2010 Revenues as a percentage of total	22.4%	25.3%	24.1%	28.2%	100.0%

2011 Comparable Portfolio (32 hotels) (1)	$189,650	$217,626	$207,492

(1)                   Includes all hotel properties owned on September 30, 2011, excluding the Valley River Inn classified as held for sale and included in discontinued operations at September 30, 2011 due to its sale in October 2011. Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all periods presented, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first nine months of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Entities with financing receivables are required to disclose, among other things:  a rollforward of the allowance for credit losses; credit quality information such as credit risk scores or external credit agency ratings; impaired loan information; modification information; and nonaccrual and past due information.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The disclosures regarding troubled debt restructurings were effective for interim and annual reporting periods beginning on or after June 15, 2011. Our adoptions of the various components of ASU 2010-20 did not have a material impact on our financial statements or disclosures.

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

Our interest payments on 69.5% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $5.2 million in 2011.

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

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings

During the third quarter of 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company and certain other defendants reached a tentative settlement regarding one of the lawsuits comprising approximately $0.7 million of our third quarter 2011 accrual, which settlement is subject to final approval by the Superior Court of California, Los Angeles County. We are still in negotiations regarding the other two claims, however we expect to incur a maximum of $0.9 million in related settlement or judgment costs and expenses.

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

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During the first nine months of 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	5,286	(1)	$9.77

August 1, 2011 – August 31, 2011	—		—

September 1, 2011 – September 30, 2011	5,289	(1)	$5.57

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

10.1

Loan Agreement, dated as of October 7, 2011, among Times Square Hotel Owner, LLC (as Borrower), Times Square Hotel Operating Lessee, LLC (as Operating Lessee), Eurohypo AG, New York Branch (as Agent for the Lenders), and Eurohypo AG, New York Branch and Aareal Capital Corporation (as Lenders).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2011; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: November 9, 2011	By:	/s/ John V. Arabia
John V. Arabia
(Chief Financial Officer and Duly Authorized Officer)