Form 10-K
period 2011-12-31
Sunstone Hotel Investors, Inc.
filed 2012-02-28
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

120 Vantis, Suite 350
Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 330-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2011 as reported on the New York Stock Exchange (“NYSE”) was approximately $1.1 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 1,203,534 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 10, 2012 was 118,623,891.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2011

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2011, we had interests in 32 hotels (the “32 hotels”). The 32 hotels are comprised of 13,208 rooms, located in 14 states and in Washington, D.C.

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. As part of our ongoing portfolio management strategy, we may also sell certain hotel properties from time to time. Our hotels are operated under nationally recognized brands, such as Marriott, Hilton, Fairmont, Hyatt and Sheraton. Our portfolio primarily consists of upper upscale hotels in the United States. We also own luxury, upscale and upper midscale hotels. The classifications luxury, upper upscale, upscale and upper midscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2011, our third-party managers included: subsidiaries of Marriott International, Inc. and Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 13 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc. (“IHR”), manager of 11 of the Company’s 32 hotels; Highgate Hotels (“Highgate”), manager of two of the Company’s 32 hotels; Hilton Worldwide (“Hilton”), manager of two of the Company’s 32 hotels; and Davidson Hotels & Resorts (“Davidson”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”), Hyatt Corporation (“Hyatt”) and Sage Hospitality Resources (“Sage”), each managers of one of the Company’s 32 hotels.  In addition, as of January 2011, we own 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•                  Strong Access to Capital. As a publicly traded REIT, over the long-term, we benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles.

•                  Low Cost of Capital. As a publicly traded REIT, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our liquidity, professional management and portfolio diversification.

•                  Significant Cash Position. As of December 31, 2011, we had $150.5 million in unrestricted cash and cash equivalents. We intend to deploy a material portion of our excess cash balance towards the repayment of maturing debt, selective acquisitions and capital investments in our portfolio.  As of December 31, 2011, our debt maturities totaled $94.5 million through the three-year period ending December 31, 2014, excluding principal amortization and assuming we repay our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) then remaining balance of $62.5 million at the first put date in 2013. In February 2012, we repurchased $4.5 million of our Senior Notes for a price of $4.57 million plus accrued interest of approximately $13,000. This transaction reduced the outstanding balance of our Senior Notes to $58.0 million, thereby reducing our total debt maturities through 2014 to $90.0 million, which is materially below our year-end 2011 unrestricted cash balance of $150.5 million.

•                  Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2011, the weighted average term to maturity of our debt is approximately 6 years, and 73.4% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on variable rates at December 31, 2011 is 5.0%. All of our debt is in the form of senior unsecured notes or single asset non-recourse loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to the existing debt.

•                  High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2011, approximately 83% of the revenues generated by the 32 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Orlando, New Orleans, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 93% of the hotel revenue generated by the 32 hotels during 2011, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2011, the hotels comprising our 32 hotel portfolio average 413 rooms in size, and total RevPAR was $123.91 for the year ended December 31, 2011.

Nationally Recognized Brands. Most of our hotels are operated under nationally recognized brands, including Marriott, Hilton, Fairmont, Hyatt and Sheraton. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2007 through December 31, 2011, we invested $359.8 million in capital renovations throughout the 32 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•                  Seasoned Management Team. Each of our core disciplines, asset management, acquisitions and finance, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations.  Our asset management team leads property-level innovation, benchmarks best practices and aggressively oversees hotel management teams and property plans.  We work with our operators to develop hotel-level “master plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help to grow the revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing on well-timed acquisitions and dispositions that maximize our risk-adjusted return on invested capital. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2011, we acquired interests in 20 hotel properties and sold 34 hotel properties. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and for the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009 and into 2010 and 2011, our focus shifted to the selective acquisition of upper upscale hotels as we believe we have entered a recovery phase in the lodging cycle. We will maintain this focus of selective acquisitions in 2012, as we believe pending debt maturities may create opportunities for well-capitalized companies to acquire individual hotel assets at attractive values.  Meanwhile, we will also focus on capital recycling and may selectively sell hotels that have lower growth prospects or are encumbered with large debt balances.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. We remain committed to thoughtfully and methodically reducing leverage while maintaining a focus on creating and protecting stockholder value.

Business Strategy

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner.  Our values include transparency, trust, ethical conduct, communication and discipline.  As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement.

•                  Proactive Portfolio Management. The leaders of each of our core disciplines function as a portfolio management team.  The portfolio management team’s purpose is to strategically maximize the long-term value of our assets by enhancing portfolio quality / scale, optimizing market exposure, and improving effectiveness / efficiency of decision making by developing long-term portfolio objectives, asset specific plans and a comprehensive external growth strategy.  The team is responsible for developing portfolio-wide objectives related to brand and operator relationships, asset quality and scale targets, target markets, capital investments, and asset-level capitalization.  The team is also responsible for developing a comprehensive portfolio growth strategy and decision support tools and models.

•                  Intensive Asset Management. Through all phases of the lodging cycle, our strategy emphasizes internal growth and value enhancements through proactive asset management, which entails working closely with our third-party hotel operators to develop and implement long-term strategic plans for each hotel designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. We also focus on improving the appeal and growth potential of our existing hotels through an internally-managed comprehensive hotel renovation program.

•                  Disciplined External Growth. Our acquisitions plan is oriented around investing in institutional-quality hotels which generate returns in excess of our cost of capital. During the recovery and growth phases of the lodging cycle, our strategy emphasizes external growth objectives oriented toward active investment in hotels that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies.  We endeavor to structure our acquisitions in a way that will not only increase the value of our common shares, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities.

•                  Measured Balance Sheet Improvement. Our financial objectives include the measured improvement of our credit ratios, improved disclosures, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our internal and external growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as reducing our financial leverage is a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include liquidity improvement, which may be accomplished through selective hotel dispositions.

Through our industry relationships, the knowledge and experience of our board of directors in both real estate and REIT issues and our extensive experience in acquiring and upgrading hotel properties, as well as our financial structuring capabilities, flexible capital structure, strong liquidity position and REIT structure, we believe we are well positioned to grow our business as the lodging cycle recovers. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid owners facing debt maturities or capital requirements.

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

Thirty of the 32 hotels are operated under nationally recognized brands as of December 31, 2011. We believe that the market’s perception of quality and service associated with the brands our hotels operate under, including Marriott, Hilton, Fairmont, Hyatt and Sheraton, is an important driver of demand.

Management Agreements

All of our 32 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2011, 13 of our hotels were managed by Marriott, 11 of our hotels were managed by IHR, Highgate and Hilton each managed two of our hotels, and the other four hotels were individually managed by Davidson, Fairmont, Hyatt and Sage. The following is a general description of our third-party management agreements as of December 31, 2011.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee between 2.31% and 3.0% of total revenue. These management agreements expire between 2014 and 2055, absent prior termination by either party. Additionally, eight of these management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one of these management agreements requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one of these management agreements requires payment of an incentive fee of 15.0% of the excess of gross operating profit over a certain threshold through 2011, an incentive fee equal to a fixed sum if gross operating profit is over a certain threshold for years 2012 and 2013 and thereafter 20.0% of the excess of gross operating profit over a certain threshold; one of the management agreements requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue; and one of the management agreements requires payment of an incentive fee of 20.0% of gross operating profit, subject to deferral if Sunstone does not receive its priority distribution. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

IHR. Our management agreements with IHR require us to pay a management fee ranging from 2.0% to 2.1% of gross revenues; plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, may not exceed a range of 1.5% to 1.9% of the total revenues for all the hotels managed by IHR for any fiscal year. Our Operating Partnership has guaranteed all fees payable to IHR.

With the exception of the IHR management agreement at the Sheraton Cerritos (which expires in 2012; and which automatically renews for successive two-year terms), the IHR management agreements expire in 2024 and provide us the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party.

Highgate. Our Doubletree Guest Suites Times Square and Hilton Times Square hotels located in New York are operated under management agreements with Highgate, and require us to pay Highgate a base management fee of 3.0% of gross revenue. The management agreement at the Doubletree Guest Suites Times Square expires in 2037, absent a prior termination by either party. In addition, the management agreement at the Doubletree Guest Suites Times Square requires us to pay an incentive fee of 1.0% of annual gross receipts in the event that a certain return threshold is achieved. The management agreement at the Hilton Times Square expires in 2021 and provides us with the right to renew for two additional terms of five years, absent a prior termination by either party. In addition, the management agreement at the Hilton Times Square requires us to pay an incentive fee of 50.0% of the excess of net operating income over a certain threshold, limited to 1.25% of total revenue.

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels located in California are operated under management agreements with Hilton. The management agreement at the Embassy Suites La Jolla expires in 2016 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay a base management fee ranging from 1.5% of gross revenue in 2006 to 2.25% of gross revenue in 2010 through 2016. The agreement includes an incentive fee of 15.0% of our net profit at the hotel in excess of certain net profit thresholds. The management agreement at the Hilton San Diego Bayfront expires in 2018 and provides Hilton with the right to renew for up to three additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay a base fee of 2.5% of total revenues and an incentive fee of 15.0% of the excess of operating cash flow over a certain percentage.

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

Hyatt. Our Hyatt Regency Newport Beach, California hotel is operated under a management agreement with Hyatt. This agreement expires in 2019 and provides either party the right to renew for successive periods of 10 years (provided that the term of the agreement shall in no event extend beyond 2039), absent early termination by either party. The agreement requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. The agreement also requires us to pay an incentive fee of 10.0% of the excess of adjusted profit over certain thresholds.

Sage. Our Hilton Del Mar, California hotel is operated under a management agreement with Sage. The agreement expires in 2015 and provides us the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.0% of total revenues as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over certain thresholds. The base and incentive management fees payable to Sage under the management agreement have an aggregate cap of 4.0% of total revenue.

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

Franchise Agreements

As of December 31, 2011, 15 of the 32 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Ground and Air Lease Agreements

At December 31, 2011, nine of the 32 hotels are subject to ground or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2011, the remaining terms of these ground and air leases (including renewal options) range from approximately 32 to 115 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground or air lease or any proposed assignment of our leasehold interest as ground or air lessee under the ground or air lease may require the consent of the applicable ground or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground or air lessee’s interest in any such property in the future absent the consent of the ground or air lessor, even if such transaction may be in the best interests of our stockholders. Three of the nine leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

Three of the nine leases allow us the option to acquire the ground lessor’s interest in the ground lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the ground lessors’ interests in the leases.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2012, we had 42 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

Seasonality and Volatility

We experience some seasonality in our business. Revenue for hotels in tourist areas generally is substantially greater during tourist season than other times of the year. Quarterly revenue also may be adversely affected by events beyond our control, such as extreme weather conditions, climate change, terrorist attacks or alerts, public health concerns, airline strikes, cost of air travel or reduced airline capacity, economic factors, natural disasters and other considerations affecting travel.

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

The recent U.S. recession and global economic slowdown and the uncertainty over their respective depths and durations have adversely affected our business. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to lingering concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity have reduced and may continue to reduce the demand for our hotel rooms. Accordingly, our financial results have been and may continue to be harmed if the economic slowdown, on either a domestic or an international basis, continues for a prolonged period or becomes worse, if conditions in the lodging industry do not improve, or if transportation fuel costs return to the recent high levels for an extended period or increase further.

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

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of interest rates on mortgage debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010 and slightly increasing in 2011. Equity investor return expectations have also risen during the same time period primarily due to increased volatility and global economic uncertainty. If capital costs increase from current levels, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has and may continue to decline below the amount of the debt securing such hotel real estate.

As of December 31, 2011, we had approximately $1.6 billion of outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt due as of December 31, 2011, approximately $325.8 million matures over the next four years ($32.0 million in 2012, $62.5 million in 2013, assuming we repay our Senior Notes remaining balance of $62.5 million at the first put date in 2013, none in 2014 and $231.3 million in 2015). In February 2012, we repurchased $4.5 million of our Senior Notes for a price of $4.57 million plus accrued interest of approximately $13,000, leaving approximately $321.3 million of our debt maturing over the next four years. The $321.3 million does not include $22.0 million of scheduled loan amortization payments due in 2012, $24.1 million due in 2013, $30.4 million due in 2014, or $27.9 million due in 2015. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2011, we had $1.5 million in outstanding letters of credit.

During 2009, pursuant to a completed secured debt restructuring program, we voluntarily elected to cease the subsidization of debt service on mortgages securing some of our hotels. If operating fundamentals decline from 2011, we may voluntarily elect to cease the subsidization of debt service on additional mortgages in the future, which could reduce the number of hotels we own and our revenues and affect our ability to raise equity or debt financing.

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

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline further. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders. As of December 31, 2011, the cash trap provisions had been triggered at seven hotels resulting in $14.7 million being held by the respective lenders as of December 31, 2011. As of December 31, 2011, one of the seven hotels met the financial requirements to be released from the cash trap provisions, which we expect to happen during the first quarter 2012.

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

Two of our directors have direct and active economic interests in hotels, which may result in conflicts and competing demands on their time.

Two of our directors, Messrs. Alter and Wolff, are actively involved in the management of entities that invest in hotels. Accordingly, these directors may have a conflict of interest in owning hotels that operate in similar markets or in evaluating hotel acquisition opportunities in which we and those entities both have a potential interest. These potential conflicts have been disclosed to, and reviewed and approved by the board of directors.

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

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New

Orleans and the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

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

We have and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, on April 15, 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California.  Hilton Worldwide, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position, and may not be in a position in the future to exercise sole decision-making authority regarding a property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

The mortgage loan we currently own, or mortgage loans we may invest in at a future date, may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on our investment.

The mortgage loan we currently own, or mortgage loans we may invest in at a future date, may be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We do not know whether the values of the properties securing the mortgage loan we currently own or any potential mortgage loans acquired in the future will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties were to drop, our risk would increase because of the lower value of the security associated with such loans.

The mortgage loan we currently own, or mortgage loans we may invest in at a future date, may be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

With respect to the mortgage loan we currently own, or mortgage loans we may invest in at a future date, we could yield a return that is lower than the current rate in existence when the loans were acquired. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

The loans in which we invest may involve greater risks of loss than senior loans secured by income-producing real properties.

We have invested in hotel loans, and may invest in additional loans in the future, including mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than direct hotel investments because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

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

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale or upscale hotels. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession in 2008 and 2009 had an adverse effect on our business, and many continue to have a negative effect on our revenues and profitability.

Certain of our long-lived assets and goodwill have in the past become impaired and may become impaired in the future.

We periodically review each of our hotels and any related goodwill for possible impairment. In 2011, we recognized an impairment loss of $1.5 million to discontinued operations to reduce the carrying value of one of our commercial laundry facilities to its fair value based on proceeds received on the sale of the commercial laundry facility in July 2011. In addition, we recognized an impairment loss of $10.9 million in 2011 to reduce the carrying value of a note receivable from the purchaser of the Royal Palm Miami Beach (the “Royal Palm note”) to its fair value based on proceeds received from the sale of the Royal Palm note in October 2011. In 2010, we recognized an impairment loss of $1.9 million related to an office building and land adjacent to one of our hotels based on estimated proceeds expected to be received from the possible sale of this property. During 2009, we recognized impairment losses totaling $252.2 million, which included:  $25.5 million to impairment loss to reduce the carrying value of one hotel and one parcel of land adjacent to one of our hotels on our balance sheets to their fair values; $3.9 million to impairment loss related to goodwill on two of our hotels; $1.4 million to impairment loss related to the write-off of deferred costs associated with a potential time share development; $26.0 million to equity in net losses of unconsolidated joint ventures in order to reduce our investment in the Doubletree Guest Suites Times Square joint venture to zero on our balance sheets; $192.3 million to discontinued operations to reduce the carrying values of 11 hotels on our balance sheet to their fair values; and, $3.0 million to discontinued operations related to goodwill on four hotels. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

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

A significant portion of our hotels are geographically concentrated in California and New York and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2011, 10 of the 32 hotels, the largest concentration of our hotels in any state, representing approximately 32% of our rooms and approximately 32% of the revenue generated by the 32 hotels during 2011, are located in California. In addition, as of December 31, 2011, three of the 32 hotels, representing approximately 10% of our rooms and approximately 16.0% of the revenue generated by the 32 hotels during 2011, are located in New York. The concentration of our hotels in California and New York exposes our business to economic conditions, competition and real and personal property tax rates unique to California and New York. In addition, natural disasters in California or New York would disproportionately affect our hotel portfolio. The California and New York economies and tourism industries, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology and financial industries. It is also possible that because of our California and New York concentration, a change in laws applicable to hotels and the lodging industry in either state may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California and New York could harm our revenue or increase our operating expenses in those states.

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

As of December 31, 2011, 30 of the 32 hotels, representing approximately 93% of our rooms, were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Hilton, Fairmont, Hyatt and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise or management agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, leverage opportunity or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

Our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels.

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise and management agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies may be altered resulting in reduced revenue or increased costs to our hotels.

Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations.

In order to qualify as a REIT, we cannot directly operate our hotels or participate in the decisions affecting the daily operations of our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage our hotels. Thus, independent management companies control the daily operations of our hotels.

As of December 31, 2011, our hotels were managed as follows: Marriott 13 hotels; IHR 11 hotels; Highgate two hotels; Hilton two hotels; and Davidson, Fairmont, Hyatt and Sage one hotel each. Under the terms of our management agreements with these companies, although we actively participate in setting operating strategies, we do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates, etc.). We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates and RevPAR, we do not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then only to the extent of the remedies provided in the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

As of December 31, 2011, 13 of our hotels are managed and operated by Marriott and 11 of our hotels are managed and operated by IHR pursuant to management agreements with the TRS Lessee or its subsidiaries. In addition, 8 of our hotels are managed and operated by Davidson, Fairmont, Highgate, Hilton, Hyatt or Sage under management agreements with the TRS Lessee or its subsidiaries. Four of these agreements were entered into during 2011, and two of these agreements were entered into during 2010.  If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us. Also, we cannot assure you that a new management company would be successful in managing our hotels.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

•                  possible environmental problems; and

•                  disputes with managers or franchisors regarding our compliance with the requirements under the relevant management or franchise agreement.

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

Although failure on the part of the TRS Lessee to materially comply with the terms of a lease (including failure to pay rent when due) would give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel because we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on similar terms.

Because nine of the 32 hotels are subject to ground or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land and/or air space of nine of the 32 hotels are based upon our interest under long-term ground or air leases with unaffiliated parties. Pursuant to the terms of the ground or air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2011, the terms of these ground or air leases (including renewal options) range from approximately 32 to 115 years. Any pledge of our interest in a ground or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

Quarterly revenue may also be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, airline strikes, economic factors, natural disasters and other considerations affecting travel. Seasonal fluctuations in revenue may affect our ability to make distributions to our stockholders or to fund our debt service.

The use of internet travel intermediaries by consumers may harm our profitability as a result of increased commissions or lower room rates.

Some of our hotel rooms are booked through independent third-party internet travel intermediaries. Because we may continue to selectively use these third-party internet intermediaries to generate sales, they may be able to obtain higher commissions, reduced room rates or achieve other significant contract concessions from us. If the amount of sales made through internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, or we are unable to do so, our room revenue may flatten or decrease and our profitability may decline.

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a hotel management company. Claims such as these, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of the 32 hotels, 10 are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states.

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

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

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

We hold certain properties acquired from C corporations (and may acquire additional such properties in the future), in which we must adopt the C corporation’s tax basis in that asset as our tax basis. If we sell any such property within 10 years of the date on which we acquire it, then we will have to pay tax on the gain at the highest regular corporate tax rate.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2011, our closing daily stock price fluctuated from a low of $5.07 to a high of $10.90. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

•                  changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;

•                  the trading volumes of our stock;

•                  additional issuances of our common stock or other securities, including the issuance of our preferred stock, in the foreseeable future;

•                  the addition or departure of board members or senior management;

•                  disputes with any of our hotel operators; and

•                  announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

We paid a quarterly cash dividend of $0.50 per share to the stockholders of our Series A cumulative redeemable preferred stock, or the Series A preferred stock, and a quarterly cash dividend of $0.393 per share to our Series C preferred stockholders in each of January, April, July and October 2011. In addition, we paid a quarterly cash dividend of $0.472222 per share to the stockholders of our Series D cumulative redeemable preferred stock, or the Series D preferred stock, and $0.50 per share to our Series D preferred stockholders in each of July and October 2011, respectively. In November 2011, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share to our Series A and Series D preferred stockholders, and a quarterly cash dividend of $0.393 per share to our Series C preferred stockholders. We paid such dividends in January 2012. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our balance sheet and capital requirements. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. In addition, our Series C preferred stock contains covenants that may restrict us from paying dividends or making distributions. Consequently, our dividends may fluctuate or may be eliminated depending on changes in our operations.

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

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock. As of December 31, 2011, the Operating Partnership had $62.5 million outstanding in aggregate principal amount of Senior Notes exchangeable under certain conditions for shares of our common stock at an exchange rate equal to 32.9179 shares of our common stock for each $1,000 principal amount of notes (which equates to an exchange price of $30.38 per share) for a total of approximately 2.1 million shares. The exchange rate is subject to further adjustment for various reasons, including as a result of the payment of dividends to common stockholders.

Our earnings and cash distributions will affect the market price of shares of our common stock.

We believe that the market value of a REIT’s equity securities is based primarily on the value of the REIT’s owned real estate, capital structure, debt levels and perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings. Because our market value is based on a combination of factors, shares of our common stock may trade at prices that are higher or lower than the net value per share of our underlying assets. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of our common stock. Our failure to meet our expectations or the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

Our dividend policy and market interest rates may affect the price of shares of our common stock.

We have not paid a dividend on our common stock since January 2009, and we may not pay a cash dividend on our common stock in the future.  We currently place a higher emphasis on leverage reduction than cash distributions on our common shares; therefore, cash distributions may be restricted until certain leverage objectives are achieved. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates, the absence of dividends or changes in our dividend rate in the future could cause the market price of our shares to decrease.

Item  1B.                  Unresolved Staff Comments

None.

Item 2.    Properties

The following table sets forth additional summary information with respect to our hotels as of December 31, 2011:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	185	IHR
Doubletree Guest Suites Minneapolis	Minneapolis	Minnesota	Upscale	Full Service	229	IHR
Doubletree Guest Suites Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	367	Davidson
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach (2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Del Mar	Del Mar	California	Upper Upscale	Full Service	257	Sage
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	496	Marriott
Kahler Grand	Rochester	Minnesota	Upscale	Full Service	668	IHR
Kahler Inn & Suites	Rochester	Minnesota	Upper Midscale	Extended Stay	271	IHR
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Del Mar	San Diego	California	Upper Upscale	Full Service	284	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Rochester	Rochester	Minnesota	Upper Upscale	Full Service	203	IHR
Marriott Troy	Troy	Michigan	Upper Upscale	Full Service	350	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld ® (4)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Marriott
Residence Inn by Marriott Rochester	Rochester	Minnesota	Upscale	Extended Stay	89	IHR
Sheraton Cerritos (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR

Total number of rooms					13,208

(1)                   As defined by Smith Travel Research.

(2)                   Subject to a ground or air lease with an unaffiliated third party.

(3)                   75% ownership interest.

(4)                   85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2011, we also own an 88,000 square foot commercial laundry facility in Rochester, Minnesota, one undeveloped parcel of land in Craig, Colorado and an office building in Troy, Michigan. Our commercial laundry facility services our hotels in the area, as well as the Mayo Clinic and other surrounding hospitals and businesses.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 14 states and in Washington, DC. The following tables summarize our 32 hotel Comparable Portfolio by region as of December 31, 2011, and the operating statistics by region for 2011, 2010 and 2009, including prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the periods in 2009 and 2010 while it was held in receivership:

			Percentage of 2011
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	10	4,179	31.9%
Other West (2)	4	1,318	6.2%
Midwest (3)	7	2,177	11.0%
East (4)	11	5,534	50.9%

Total	32	13,208	100.0%

	2011				2010				2009
Region	Occupancy		ADR	RevPAR	Occupancy		ADR	RevPAR	Occupancy	ADR	RevPAR
California (1)	78.0%		$147.68	$115.19	74.9%		$142.23	$106.53	70.0%	$141.02	$98.71
Other West (2)	68.7%		$112.69	$77.42	62.5%		$115.63	$72.27	66.6%	$118.84	$79.15
Midwest (3)	65.9%		$138.41	$91.21	64.5%		$131.76	$84.99	64.7%	$126.54	$81.87
East (4)	76.1%		$202.89	$154.40	74.3%		$194.78	$144.72	71.9%	$189.36	$136.15
Weighted Average	74.3%		$166.77	$123.91	71.7%		$161.15	$115.54	69.6%	$157.58	$109.68
Year-over-year change	260	bps	3.5%	7.2%	210	bps	2.3%	5.3%	NA	NA	NA

(1)                   All of these hotels are located in Southern California.

(2)                   Includes Oregon, Texas and Utah.

(3)                   Includes Illinois, Michigan and Minnesota.

(4)                   Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.

Item  3.                                 Legal Proceedings

During the third quarter of 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company and certain other defendants reached tentative settlements regarding two of the lawsuits comprising $0.9 million of our third quarter 2011 accrual, which settlements are subject to final approval by the Superior Court of California, Los Angeles County and the Superior Court of California, Orange County. We are still in negotiations regarding the third claim, however we expect to incur a maximum of $0.7 million in related settlement or judgment costs and expenses.

We are also involved from time to time in various other claims and legal actions in the ordinary course of our business. We do not believe that the resolution of any such pending legal matters will have a material adverse effect on our financial position or results of operations when resolved.

Item  4.                                Mine Safety Disclosures

Not applicable.

PART II

Item  5.                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 10, 2012, the last reported price per share of common stock on the NYSE was $9.74. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2010:
First Quarter	$11.18	$8.14	$0.00
Second Quarter	$13.42	$9.86	$0.00
Third Quarter	$10.95	$8.27	$0.00
Fourth Quarter	$10.93	$9.33	$0.00
2011:
First Quarter	$10.90	$9.28	$0.00
Second Quarter	$10.50	$8.65	$0.00
Third Quarter	$10.03	$5.10	$0.00
Fourth Quarter	$8.15	$5.07	$0.00

We may pay quarterly cash dividends to common stockholders at the discretion of our board of directors, however it is our current policy to minimize cash dividends in order to maximize cash available to reduce our indebtedness. The amount of each future quarterly cash dividend, if any, depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors our board of directors deems relevant. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, or a combination of cash and shares of common stock pursuant to Revenue Procedure 2009-15. The Company intends to maintain its annual common dividend payouts at a level approximating 100% of taxable income.

As of February 10, 2012, we had approximately 29 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2011 Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	—	$—	—	$—
November 1, 2011 — November 30, 2011	—	$—	—	$—
December 1, 2011 — December 31, 2011	—	$—	—	$—
Total	—

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating Data ($ in thousands):
Revenues:
Room	$572,289	$418,943	$401,920	$496,727	$484,795
Food and beverage	196,524	159,365	157,219	196,361	194,257
Other operating	65,916	46,236	50,173	55,619	50,579
Total revenues	834,729	624,544	609,312	748,707	729,631
Operating expenses:
Room	144,334	107,788	100,578	112,703	108,590
Food and beverage	143,120	116,856	115,246	141,714	140,620
Other operating	26,092	23,265	23,579	26,241	26,086
Advertising and promotion	41,952	32,225	31,545	34,858	33,803
Repairs and maintenance	33,766	27,161	26,819	28,953	27,127
Utilities	31,014	24,527	24,429	28,265	25,330
Franchise costs	29,115	21,474	20,658	24,579	23,700
Property tax, ground lease and insurance	63,423	40,980	42,820	44,420	43,211
Property general and administrative	98,642	74,535	71,019	84,830	84,149
Corporate overhead	25,746	21,971	25,227	21,495	27,836
Depreciation and amortization	127,945	92,374	92,457	92,466	88,685
Impairment loss	10,862	1,943	30,852	57	—
Total operating expenses	776,011	585,099	605,229	640,581	629,137
Operating income	58,718	39,445	4,083	108,126	100,494
Equity in net earnings (losses) of unconsolidated joint ventures	21	555	(27,801)	(1,445)	(3,588)
Interest and other income	3,118	111	1,388	3,637	8,874
Interest expense	(82,965)	(70,174)	(75,869)	(82,489)	(76,767)
Gain on remeasurement of equity interests	69,230	—	—	—	—
Gain (loss) on extinguishment of debt	—	—	54,506	—	(417)
Income (loss) from continuing operations	48,122	(30,063)	(43,693)	27,829	28,596
Income (loss) from discontinued operations	33,177	68,605	(225,915)	43,409	95,280

Net income (loss)	81,299	38,542	(269,608)	71,238	123,876
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	—	—	—
Distributions to non-controlling interest	(30)	—	—	—	—
Dividends paid on unvested restricted stock compensation	—	—	(447)	(814)	(1,007)
Preferred stock dividends and accretion	(27,321)	(20,652)	(20,749)	(20,884)	(20,795)
Undistributed income allocated to unvested restricted stock compensation	(636)	(102)	—	—	(222)
Undistributed income allocated to Series C preferred stock	—	—	—	—	(1,397)
Income available (loss attributable) to common stockholders	$53,000	$17,788	$(290,804)	$49,540	$100,455
Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$0.17	$(0.51)	$(0.93)	$0.11	$0.09
Cash dividends declared per common share (1)	$0.00	$0.00	$0.00	$1.20	$1.31
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net	$2,777,826	$1,902,819	$1,907,449	$1,988,255	$1,984,954
Total assets	$3,101,240	$2,436,106	$2,513,530	$2,805,611	$3,049,152
Total debt (2)	$1,570,477	$1,131,530	$1,191,749	$1,377,474	$1,382,350
Total liabilities	$1,675,946	$1,236,807	$1,526,867	$1,791,103	$1,836,894
Equity	$1,325,294	$1,099,299	$886,767	$914,812	$1,112,762

(1)                   Does not include non-cash common stock dividend of $0.60 per share declared in 2008.

(2)                   Does not include debt which has been reclassified to discontinued operations.

Item  7.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust, or REIT. A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages third-parties to manage our hotels. In addition, prior to January 21, 2011, we owned 50.0% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, we purchased the outside 50.0% equity interest in BuyEfficient, and as a result, we are now the sole owner of BuyEfficient.

We own primarily upper upscale and upscale hotels in the United States. As of December 31, 2011, we had interests in 32 hotels (the “32 hotels”). Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hilton, Fairmont, Hyatt and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from travelers who prefer non-branded hotels that focus on highly customized service standards.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 32 hotel portfolio average 413 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

•                  Proactive Portfolio Management: The leaders of each of our core disciplines function as a portfolio management team.  The portfolio management team’s purpose is to strategically maximize the long-term value of our assets by enhancing portfolio quality / scale, optimizing market exposure, and improving effectiveness / efficiency of decision making by developing long-term portfolio objectives, asset specific plans and a comprehensive external growth strategy.  The team is responsible for developing portfolio-wide objectives related to brand and operator relationships, asset quality and scale targets, target markets, capital investments, and asset-level capitalization.  The team is also responsible for developing a comprehensive portfolio growth strategy and decision support tools and models.

•                  Intensive Asset Management: Through all phases of the lodging cycle, our strategy emphasizes internal growth and value enhancements through proactive asset management, which entails working closely with our third-party hotel operators to develop and implement long-term strategic plans for each hotel designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. We also focus on improving the appeal and growth potential of our existing hotels through an internally-managed comprehensive hotel renovation program.

•                  Disciplined External Growth: Our acquisitions plan is oriented around investing in institutional-quality hotels which generate returns in excess of our cost of capital. During the recovery and growth phases of the lodging cycle, our strategy emphasizes external growth objectives oriented toward active investment in hotels that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies. We endeavor to structure our acquisitions in a way that will not only increase the value of our common shares, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities.

•                  Measured Balance Sheet Improvement: Our financial objectives include the measured improvement of our credit ratios, improved disclosures, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our internal and external growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as reducing our financial leverage is a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include liquidity improvement, which may be accomplished through selective hotel dispositions.

During 2010 and continuing into 2011, we witnessed improving business and consumer sentiment, which resulted in improved hotel revenues and profits.  Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle, during which hotels acquired are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Accordingly, we deployed a portion of our excess cash balance during 2011 towards selective acquisitions. These selective acquisitions included: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million in cash and the assumption of $270.0 million in non-recourse senior mortgage and mezzanine debt; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture for $9.0 million in cash; the purchase of the JW Marriott New Orleans for approximately $51.6 million in cash and the assumption of $42.2 million in debt; and the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront for approximately $182.8 million. Concurrent with the Hilton San Diego Bayfront acquisition, the joint venture entered into a new $240.0 million mortgage financing secured by the hotel. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

We have disposed, and will continue to dispose, of assets that we believe will not offer long-term returns in excess of our cost of capital, or that have a high risk profile relative to their anticipated return expectations. In April 2011, we completed the sale of the Royal Palm Miami Beach for a gross sales price of $130.0 million, including $40.0 million in cash and a $90.0 million mortgage-secured purchase money loan (the “Royal Palm note”) to the buyer, and recognized a gain on the sale of $14.0 million. We sold the Royal Palm note in October 2011 and received net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. We retained an earn-out right on the Royal Palm hotel which will enable the Company to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles.

In October 2011, we completed the sale of the Valley River Inn located in Eugene, Oregon for a gross sales price of $16.4 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million at the date of sale, and recognized a gain on the sale of $0.9 million.

In October 2011, we refinanced $270.0 million of non-recourse senior mortgage and mezzanine debt secured by interests in the Doubletree Guest Suites Times Square, which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points, with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the interest rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash.

As of December 31, 2011, the weighted average term to maturity of our debt is approximately 6 years, and 73.4% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on the variable rates at December 31, 2011, is 5.0%. As of December 31, 2011, approximately $325.8 million of our total debt matures over the next four years ($32.0 million in 2012, $62.5 million in 2013, assuming we repay our

Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) then remaining balance of $62.5 million at the first put date in 2013, none in 2014 and $231.3 million in 2015). In February 2012, we repurchased $4.5 million of our Senior Notes for a price of $4.57 million plus accrued interest of approximately $13,000, leaving approximately $321.3 million of our debt maturing over the next four years. The $321.3 million does not include $22.0 million of scheduled loan amortization payments due in 2012, $24.1 million due in 2013, $30.4 million due in 2014, or $27.9 million due in 2015.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 32 hotels, and includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester for all periods presented, including the periods in 2009 and 2010 while it was held in receivership;

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

•                  Funds from operations, or FFO, which includes net income (loss), excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs) and real estate-related impairment losses, and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes penalties, written-off deferred financing costs, non-real estate-related impairment losses and any other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•                  Room revenue, which is the product of the number of rooms sold and the ADR;

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from our commercial laundry facility located in Rochester, Minnesota, BuyEfficient (subsequent to our purchase of the outside 50.0% equity interest in January 2011), and hotel space leased by third parties.

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, severance expense, contract and professional fees, bad debt, relocation, entity level state franchise and minimum tax payments, travel expenses and office rent;

•                  Depreciation and amortization expense, which includes depreciation on our hotel and commercial laundry facility buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles; and

•                  Impairment loss, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value and to write-off goodwill in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Equity in net earnings (losses) of unconsolidated joint ventures, which includes our portion of net earnings or losses from our two joint ventures, BuyEfficient and Doubletree Guest Suites Times Square, prior to our acquisitions of the outside interests in both joint ventures in January 2011. Subsequent to these acquisitions, both entities are now presented on a consolidated basis;

•                  Interest and other income, which includes interest income we have earned on our restricted and unrestricted cash accounts and the Royal Palm note, as well as any gains or losses we have recognized on sales of assets other than hotels;

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 5.3% as compared to 2009, with a 210 basis point increase in portfolio occupancy. These improving demand trends continued in 2011, and Comparable Portfolio RevPAR increased 7.2% in 2011 as compared to 2010, with a 260 basis point increase in portfolio occupancy. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters as economic growth, employment and business investment are expected to increase.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a meaningful curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until operating trends of existing hotels improve to levels where developer return targets can be achieved, and until the construction financing markets recover. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of at least two to four years during which hotel supply, as indicated by the number of new hotel openings, will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in a more muted hotel EBITDA margin improvement.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult or take time to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,208 rooms) as of December 31, 2011 and 29 hotels (11,056 rooms) as of December 31, 2010. Income from discontinued operations for the year ended December 31, 2011 includes the results of operations and other adjustments for the following: Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which was sold in October 2011. Income from discontinued operations for the year ended December 31, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the year ended December 31, 2010 includes the results of operations for the following: Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; the Valley River Inn located in Eugene, Oregon, which was sold in October 2011; the eight hotels which secured the non-recourse mortgage with Massachusetts Mutual Life Insurance Company (the “Mass Mutual eight” hotels: Renaissance Atlanta Concourse; Hilton Huntington; Residence Inn by Marriott Manhattan Beach; Marriott Provo; Courtyard by Marriott San Diego (Old Town); Holiday Inn Downtown San Diego; Holiday Inn Express San Diego (Old Town); and Marriott Salt Lake City (University Park)), which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; and the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the year ended December 31, 2010 also includes the gain on extinguishment of debt pursuant to our 2009 secured debt restructuring program for the Renaissance Westchester, which was deeded back to the lender and reacquired by us in June 2010, the W San Diego, which was deeded back to the lender in July 2010, and the Marriott Ontario Airport, which was sold by the receiver in August 2010. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2011	2010	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$572,289	$418,943	$153,346	36.6%
Food and beverage	196,524	159,365	37,159	23.3%
Other operating	65,916	46,236	19,680	42.6%
Total revenues	834,729	624,544	210,185	33.7%
OPERATING EXPENSES
Hotel operating	512,816	394,276	118,540	30.1%
Property general and administrative	98,642	74,535	24,107	32.3%
Corporate overhead	25,746	21,971	3,775	17.2%
Depreciation and amortization	127,945	92,374	35,571	38.5%
Impairment loss	10,862	1,943	8,919	459.0%
Total operating expenses	776,011	585,099	190,912	32.6%
Operating income	58,718	39,445	19,273	48.9%
Equity in earnings of unconsolidated joint ventures	21	555	(534)	(96.2)%
Interest and other income	3,118	111	3,007	2,709.0%
Interest expense	(82,965)	(70,174)	(12,791)	(18.2)%
Gain on remeasurement of equity interests	69,230	—	69,230	100.0%
Income (loss) from continuing operations	48,122	(30,063)	78,185	260.1%
Income from discontinued operations	33,177	68,605	(35,428)	(51.6)%
Net income	81,299	38,542	42,757	110.9%
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	(312)	(100.0)%
Distributions to non-controlling interest	(30)	—	(30)	(100.0)%
Preferred stock dividends and accretion	(27,321)	(20,652)	(6,669)	(32.3)%
Undistributed income allocated to unvested restricted stock compensation	(636)	(102)	(534)	(523.5)%
Income available to common stockholders	$53,000	$17,788	$35,212	198.0%

The following table presents our operating results for our total portfolio for 2010 and 2009, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (11,056 rooms) as of December 31, 2010 and 2009. Income from discontinued operations for the year ended December 31, 2010 includes the results of operations for the following: Royal Palm Miami Beach, which was sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; the Valley River Inn located in Eugene, Oregon, which was sold in October 2011; the “Mass Mutual eight” hotels, which were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program; and the Marriott Ontario Airport, which was sold by the receiver in August 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the year ended December 31, 2010 also includes the gain on extinguishment of debt pursuant to our 2009 secured debt restructuring program for the Renaissance Westchester, which was deeded back to the lender and reacquired by us in June 2010, the W San Diego, which was deeded back to the lender in July 2010, and the Marriott Ontario Airport, which was sold by the receiver in August 2010. Loss from discontinued operations for 2009 includes the results of operations for the following:  our commercial laundry facility located in Salt Lake City, Utah, which was sold in July 2011; the Valley River Inn located in Eugene, Oregon, which was sold in October 2011; Renaissance Westchester which was deeded back to the lender and reacquired by us in June 2010; W San Diego which was deeded back to the lender in July 2010; Marriott Ontario Airport which was sold by the receiver in August 2010; the Mass Mutual eight hotels which were deeded back to the lender in November 2010, Marriott Napa Valley, which was sold in May 2009; Marriott Riverside, which was sold in June 2009; and Hyatt Suites Atlanta Northwest, which was sold in July 2009. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2010	2009	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$418,943	$401,920	$17,023	4.2%
Food and beverage	159,365	157,219	2,146	1.4%
Other operating	46,236	50,173	(3,937)	(7.8)%
Total revenues	624,544	609,312	15,232	2.5%
OPERATING EXPENSES
Hotel operating	394,276	385,674	8,602	2.2%
Property general and administrative	74,535	71,019	3,516	5.0%
Corporate overhead	21,971	25,227	(3,256)	(12.9)%
Depreciation and amortization	92,374	92,457	(83)	(0.1)%
Impairment loss	1,943	30,852	(28,909)	(93.7)%
Total operating expenses	585,099	605,229	(20,130)	(3.3)%
Operating income	39,445	4,083	35,362	866.1%
Equity in net earnings (losses) of unconsolidated joint ventures	555	(27,801)	28,356	102.0%
Interest and other income	111	1,388	(1,277)	(92.0)%
Interest expense	(70,174)	(75,869)	5,695	7.5%
Gain on extinguishment of debt	—	54,506	(54,506)	(100.0)%
Loss from continuing operations	(30,063)	(43,693)	13,630	31.2%
Income (loss) from discontinued operations	68,605	(225,915)	294,520	130.4%
Net income (loss)	38,542	(269,608)	308,150	114.3%
Dividends paid on unvested restricted stock compensation	—	(447)	447	100.0%
Preferred stock dividends and accretion	(20,652)	(20,749)	97	0.5%
Undistributed income allocated to unvested restricted stock compensation	(102)	—	(102)	(100.0)%
Income available (loss attributable) to common stockholders	$17,788	$(290,804)	$308,592	106.1%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our 32 hotel Comparable Portfolio, which includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the periods in 2009 and 2010 while it was held in receivership.

2011			2010			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
74.3%	$166.77	$123.91	71.7%	$161.15	$115.54	260	bps	3.5%	7.2%

2010			2009			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
71.7%	$161.15	$115.54	69.6%	$157.58	$109.68	210	bps	2.3%	5.3%

Non-GAAP Financial Measures. The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2011, 2010 and 2009. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2011	2010	2009
Net income (loss)	$81,299	$38,542	$(269,608)
Operations held for investment:
Depreciation and amortization	127,945	92,374	92,457
Amortization of lease intangibles	4,007	281	—
Interest expense	75,995	64,813	71,282
Interest expense — default rate	—	884	472
Amortization of deferred financing fees	3,232	1,585	1,811
Write-off of deferred financing fees	21	1,585	284
Loan penalties and fees	—	311	207
Non-cash interest related to discount on Senior Notes	1,062	996	1,813
Non-cash interest related to loss on derivatives	2,655	—	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	—
Depreciation and amortization	(4,014)	—	—
Interest expense	(1,562)	—	—
Amortization of deferred financing fees	(160)	—	—
Non-cash interest related to loss on derivative	(31)	—	—
Unconsolidated joint ventures:
Depreciation and amortization	3	52	5,131
Interest expense	—	—	2,614
Amortization of deferred financing fees	—	—	192
Discontinued operations:
Depreciation and amortization	1,951	8,558	18,603
Interest expense	515	9,283	17,599
Interest expense — default rate	—	7,071	1,407
Amortization of deferred financing fees	10	453	578
Write-off of deferred financing fees	42	—	—
Loan penalties and fees	—	1,021	3,784
EBITDA	292,658	227,809	(51,374)

Operations held for investment:
Amortization of deferred stock compensation	2,745	3,942	4,055
Non-cash straightline lease expense	2,398	944	796
(Gain) loss on sale of assets	(83)	382	(375)
Gain on remeasurement of equity interests	(69,230)	—	—
Gain on extinguishment of debt	—	—	(54,506)
Closing costs — completed acquisitions	3,403	—	—
Due diligence costs — abandoned project	—	959	—
Impairment loss	10,862	1,943	30,852
Lawsuit settlement costs	1,620	—	—
Costs associated with CEO severance	—	2,242	—
Bad debt expense on corporate note receivable	—	—	5,557
Non-controlling interests:
Non-cash straightline lease expense	(354)	—	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	2	32	47
Impairment loss	—	—	26,007
Discontinued operations:
(Gain) loss on sale of assets	(14,912)	—	13,052
Impairment loss	1,495	—	195,293
Gain on extinguishment of debt	(18,145)	(86,235)	—
Closing costs — completed acquisition	—	6,796	—
	(80,199)	(68,995)	220,778
Adjusted EBITDA	$212,459	$158,814	$169,404

Adjusted EBITDA was $212.5 million in 2011 as compared to $158.8 million in 2010 and $169.4 million in 2009. Adjusted EBITDA increased in 2011 as compared to 2010 due to additional earnings generated by the three hotels we acquired or purchased interests in during 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels. Adjusted EBITDA decreased in 2010 as compared to 2009 primarily due to decreased operating income from discontinued operations combined with increased costs incurred during 2010 to transition our hotels to new management companies.

The following table reconciles net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the years ended December 31, 2011, 2010 and 2009. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, any real estate impairment loss, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2011	2010	2009
Net income (loss)	$81,299	$38,542	$(269,608)
Preferred stock dividends	(27,321)	(20,652)	(20,749)
Operations held for investment:
Real estate depreciation and amortization	126,776	91,824	91,910
Real estate impairment loss	—	1,943	30,852
Amortization of lease intangibles	4,007	281	—
(Gain) loss on sale of other assets	(83)	382	(375)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	—
Real estate depreciation and amortization	(4,014)	—	—
Unconsolidated joint ventures:
Real estate depreciation and amortization	—	—	5,060
Real estate impairment loss	—	—	26,007
Discontinued operations:
Real estate depreciation and amortization	1,951	8,558	18,603
Real estate impairment loss	—	—	195,293
(Gain) loss on sale of assets	(14,912)	—	13,052
FFO	167,391	120,878	90,045

Operations held for investment:
Interest expense — default rate	—	884	472
Write-off of deferred financing fees	21	1,585	284
Loan penalties and fees	—	311	207
Non-cash straightline lease expense	2,398	944	796
Non-cash interest related to loss on derivatives	2,655	—	—
Gain on remeasurement of equity interests	(69,230)	—	—
Gain on extinguishment of debt	—	—	(54,506)
Closing costs — completed acquisitions	3,403	—	—
Due diligence costs — abandoned project	—	959	—
Impairment loss	10,862	—	—
Lawsuit settlement costs	1,620	—	—
Costs associated with CEO severance	—	2,242	—
Amortization of deferred stock compensation associated with CEO severance	—	1,074	—
Bad debt expense on corporate note receivable	—	—	5,557
Non-controlling interests:
Non-cash straightline lease expense	(354)	—	—
Non-cash interest related to loss on derivative	(31)	—	—
Discontinued operations:
Write-off of deferred financing fees	42	—	—
Interest expense — default rate	—	7,071	1,407
Loan penalties and fees	—	1,021	3,784
Impairment loss	1,495	—	—
Gain on extinguishment of debt	(18,145)	(86,235)	—
Closing costs — completed acquisition	—	6,796	—
	(65,264)	(63,348)	(41,999)
Adjusted FFO	$102,127	$57,530	$48,046

Adjusted FFO was $102.1 million in 2011 as compared to $57.5 million in 2010 and $48.0 million in 2009. Adjusted FFO increased in 2011 as compared to 2010 due to additional earnings generated by the three hotels we acquired or purchased interests in during 2011 (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront) and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels. Adjusted FFO increased in 2010 as compared to 2009 primarily due to lower interest expense, partially offset by decreased operating income from discontinued operations combined with increased costs incurred during 2010 to transition our hotels to new management companies.

Room revenue. Room revenue increased $153.3 million, or 36.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. We reacquired the Renaissance Westchester from a court-appointed receiver in June 2010. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel) and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These four recently acquired hotels (the “four recently acquired hotels”) generated room revenue of $127.1 million during the year ended December 31, 2011. Room revenue generated by the 28 hotels we acquired prior to January 1, 2010 (our “2011 existing portfolio”) increased $26.2 million during 2011 as compared to 2010 due to an increase in occupancy ($14.3 million) combined with an increase in ADR ($11.9 million). Room revenue at some of our northeast hotels was negatively impacted during the third quarter of 2011 by Hurricane Irene, which caused a loss in room revenue of approximately $0.3 million at the four recently acquired hotels and approximately $0.6 million in our existing portfolio.

Room revenue increased $17.0 million, or 4.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The results of operations for the Renaissance Westchester are included in continuing operations from the date we reacquired the hotel (June 2010) forward. The 2009 results of operations for the Renaissance Westchester are included in discontinued operations as possession and control of the hotel was held by a court-appointed receiver. Room revenue generated by the Renaissance Westchester and included in continuing operations for 2010 was $6.3 million. Room revenue generated by the 28 hotels we acquired prior to January 1, 2009 (our “2010 existing portfolio”) increased $10.7 million in 2010 as compared to 2009 due to an increase in occupancy ($5.2 million) combined with an increase in ADR ($5.5 million).

Food and beverage revenue. Food and beverage revenue increased $37.2 million, or 23.3%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our four recently acquired hotels contributed $38.2 million to food and beverage revenue during 2011. Food and beverage revenue in our 2011 existing portfolio decreased $1.0 million during 2011 as compared to 2010. This decrease is primarily due to a reduction in business at one of our Houston, Texas hotels with a customer who was operating under a contract with the United States government. In addition, our 2011 existing portfolio lost approximately $0.1 million during the third quarter 2011 due to Hurricane Irene. Banquet revenue also decreased in our 2011 existing portfolio during 2011 as compared to 2010 as a few of our larger group-oriented hotels experienced higher traffic from transient demand than from group demand. These decreases were slightly offset by an increase in food and beverage revenue generated by our outlets due to increased transient occupancy at several of our hotels, as well as to increased volume from local businesses and residents at several of our recently renovated restaurants and lounges.

Food and beverage revenue increased $2.1 million, or 1.4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Food and beverage revenue generated by the Renaissance Westchester and included in continuing operations for 2010 was $3.4 million. Food and beverage revenue generated from our 2010 existing portfolio decreased $1.3 million in 2010 as compared to 2009. This decrease is primarily due to lower revenues generated in 2010 by our Washington D.C. area hotels, which benefited from the 2009 presidential inauguration. Food and beverage revenue also decreased in 2010 as compared to 2009 due to a reduction in business at our Houston, Texas hotels with one customer who was operating under a contract with the United States government. Additionally, many of our hotels began to consolidate food and beverage outlets during 2009 in order to maximize profitability, which continued into 2010.

Other operating revenue. Other operating revenue increased $19.7 million, or 42.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our four recently acquired hotels contributed $12.8 million to other operating revenue during 2011. Other operating revenue also increased $5.4 million in 2011 as compared to 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our 2011 existing portfolio increased $1.5 million in 2011 as compared to 2010, as increased revenue at our commercial laundry facility combined with increased parking and lease rent revenue was slightly offset by decreased telephone, cancellation, attrition, guest movies, lift ticket, spa and retail revenue.

Other operating revenue decreased $3.9 million, or 7.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Other operating revenue generated by the Renaissance Westchester and included in continuing operations for 2010 was $0.3 million. Other operating revenue generated by our 2010 existing portfolio decreased $4.2 million in 2010 compared to 2009. A substantial portion of our other operating revenue in 2009 resulted from a performance guaranty provided by the manager of the Fairmont Newport Beach. We recognized $2.5 million of the $6.0 million performance guaranty during 2009, and zero during 2010. As of December 31, 2009, we had fully utilized the entire $6.0 million performance guaranty. Other operating revenue in our 2010 existing portfolio also decreased in 2010 as compared to 2009 due to decreased cancellation, attrition, telephone and guest movie revenue, slightly offset by increased parking and spa revenue combined with increased revenue at our commercial laundry facility.

Hotel operating expenses. Hotel operating expenses increased $118.5 million, or 30.1%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The four recently acquired hotels contributed $109.3 million to hotel operating expenses during 2011. Hotel operating expenses in our 2011 existing portfolio increased $9.2 million during 2011 as compared to 2010. This increase in hotel operating expenses is primarily related to increased room expense, corresponding to the increased room revenue. In addition, hotel operating expenses in our 2011 existing portfolio increased in 2011 as compared to 2010 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property taxes due to increased assessments. These increases were partially offset by decreased food and beverage expense, corresponding to the decrease in food and beverage revenue, as well as by decreased utilities due to reductions in gas rates and usage at several of our hotels and by decreased property and liability insurance due to an actuarial adjustment.

Hotel operating expenses increased $8.6 million, or 2.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Hotel operating expenses generated by the Renaissance Westchester and included in continuing operations for 2010 totaled $7.5 million. Hotel operating expenses for our 2010 existing portfolio increased $1.1 million during 2010 as compared to 2009. This increase in hotel operating expenses is primarily related to the increase in related room revenue. In addition, hotel operating expenses increased in 2010 as compared to 2009 due to costs incurred of $0.2 million during 2010 related to our management company transitions, increased franchise fees and assessments due to higher revenue, and increased ground lease expense due to higher costs at several of our hotels. These increases were partially offset by decreases in the following expenses: food and beverage expense and other operating expenses due to the decline in related revenue; departmental payroll due to staff reductions and cost cutting initiatives implemented throughout 2009; repairs and maintenance as the hotels continued to cancel or delay unnecessary expenditures; utilities due to reductions in gas rates and usage at several of our hotels; and property taxes due to reassessments on several of our hotels.

Property general and administrative expense. Property general and administrative expense increased $24.1 million, or 32.3%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The four recently acquired hotels contributed $16.8 million to property general and administrative expense during 2011. Property general and administrative expense also increased $3.7 million in 2011 as compared to 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Property general and administrative expense in our

2011 existing portfolio increased $3.6 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased legal expenses, travel, training and sales tax expense, partially offset by decreased contract and professional fees, employee recruitment expenses and computer hardware/software costs.

Property general and administrative expense increased $3.5 million, or 5.0%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Property general and administrative expense generated by the Renaissance Westchester and included in continuing operations for 2010 totaled $1.5 million. Hotel operating expenses for our 2010 existing portfolio increased $2.0 million during 2010 as compared to 2009. Management fees and credit and collection expenses increased in our 2010 existing portfolio due to the increase in revenue. In addition, property general and administrative expense in our 2010 existing portfolio increased due to increased payroll, employee recruitment, relocation and training. These increases were partially offset by decreased legal and sales tax audit expenses.

Corporate overhead expense. Corporate overhead expense increased $3.8 million, or 17.2%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increases of $0.4 million related to payroll and related costs, $0.5 million related to contract and professional fees, $0.2 million related to relocation, $0.2 million related to travel, $0.1 million related to bad debt, $1.1 million related to legal expenses and $2.4 million related to due diligence costs. In September 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company and certain other defendants reached tentative settlements regarding two of the lawsuits comprising approximately $0.9 million of our third quarter 2011 accrual, which settlements are subject to final approval by the Superior Court of California, Los Angeles County and the Superior Court of California, Orange County. We are still in negotiations regarding the third claim, however we expect to incur a maximum of $0.7 million in related settlement or judgment costs and expenses. During 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.3 million related to in process or abandoned projects. During 2010, we incurred due diligence costs of $1.3 million related to in process or abandoned projects. These increases in corporate overhead expense in 2011 as compared to 2010 were partially offset by a decrease of $1.1 million related to deferred stock compensation.

Corporate overhead expense decreased $3.3 million, or 12.9%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to a decrease in bad debt expense. In December 2009, we determined that a $5.6 million note received from the buyer of 13 hotels we sold in 2006, along with the related interest accrued on the note may be uncollectible. As such, we recorded bad debt expense of $5.6 million to corporate overhead in 2009 to reserve against both the discounted note and the related interest receivable. Corporate overhead expenses also decreased in 2010 as compared to 2009 due to decreased sales tax expense, office rent, and relocation expense. These decreases were partially offset by increases in 2010 related to $3.3 million in CEO severance expenses, $0.5 million in retention bonuses accrued during 2010 to incentivize certain hotel-level employees to stay through the management company transitions, and an increase of $1.1 million in due diligence costs incurred in 2010 as compared to 2009 related to acquisition projects that were abandoned. In addition, corporate overhead expense increased in 2010 as compared to 2009 due to increased legal expenses.

Depreciation and amortization expense. Depreciation and amortization increased $35.6 million, or 38.5%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our four recently acquired hotels contributed $31.0 million to depreciation and amortization during 2011. Depreciation and amortization expense in our 2011 existing portfolio increased $4.6 million during 2011 as compared to 2010 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization expense decreased $0.1 million, or 0.1%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Depreciation and amortization expense generated by the Renaissance Westchester and included in continuing operations for 2010 totaled $0.6 million. Depreciation and amortization in our 2010 existing portfolio decreased $0.7 million during 2010 as compared to 2009 primarily due to the fact that we reduced the depreciable assets of our 2010 existing portfolio by $25.4 million during the second quarter of 2009, as well as due to reduced renovations and purchases of FF&E for our hotel properties.

Impairment loss. Impairment loss totaled $10.9 million for the year ended December 31, 2011, $1.9 million for the year ended December 31, 2010, and $30.9 million for the year ended December 31, 2009. During 2011, we recognized an impairment loss of $10.9 million on our Royal Palm note in anticipation of its sale in October 2011. During 2010, we recognized an impairment loss of $1.9 million on an office building and land adjacent to one of our hotels in anticipation of its possible sale. In conjunction with our quarterly impairment evaluations performed during 2009, we recognized a $25.4 million impairment loss on the Marriott Del Mar to reduce the carrying value of this hotel to its fair value. In addition, during 2009 we recognized a $1.4 million impairment loss related to costs associated with a potential timeshare development, and recognized a $0.1 million impairment loss on a parcel of land adjacent to one of our hotels which we sold in June 2009. We also wrote off $1.3 million of goodwill associated with the Marriott Park City and $2.6 million of goodwill associated with the Marriott Rochester.

Equity in net earnings (losses) of unconsolidated joint ventures. Equity in net earnings (losses) of unconsolidated joint ventures totaled earnings of $21,000 for the year ended December 31, 2011, earnings of $0.6 million for the year ended December 31, 2010, and a net loss of $27.8 million for the year ended December 31, 2009. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interest in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture. In 2010, we recognized income of $0.6 million on our BuyEfficient joint venture, and zero on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. In 2009, we recognized a $28.3 million loss on our Doubletree Guest Suites Times Square joint venture. This $28.3 million loss was comprised of a $2.3 million operating loss and a $26.0 million impairment loss. Also during 2009, we recognized income of $0.5 million on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $3.1 million for the year ended December 31, 2011, $0.1 million for the year ended December 31, 2010 and $1.4 million for the year ended December 31, 2009. In 2011, we recognized $2.9 million in interest income, including $2.7 million related to the Royal Palm note. We sold this Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. In addition, during 2011, we recognized income of $0.1 million on sales and dispositions of surplus FF&E located in several of our hotels and $0.1 million in other miscellaneous income. In 2010, we recognized $0.3 million in interest income and $0.1 million in other miscellaneous income, partially offset by a loss of $0.3 million on sales and dispositions of surplus FF&E located in several of our hotels and in our corporate office. In 2009, we recognized $0.9 million in interest income, $0.4 million on the sale of surplus FF&E located in two of our hotels and $0.1 million in other miscellaneous income.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest expense	$75,995	$64,813	$71,282
Interest expense — default rate	—	884	472
Loss on derivatives	2,655	—	—
Accretion of Senior Notes	1,062	996	1,813
Amortization of deferred financing fees	3,232	1,585	1,811
Write-off of deferred financing fees	21	1,585	284
Loan penalties and fees	—	311	207
	$82,965	$70,174	$75,869

Interest expense increased $12.8 million, or 18.2%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Mortgage interest expense increased $11.2 million during 2011 as compared to 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse mortgage), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans in February 2011. Our loan balances also increased during 2011 as compared to 2010 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $2.7 million during 2011 as compared to 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during 2011 as compared to 2010 due to a $1.6 million increase in amortization of deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Doubletree Guest Suites Times Square in October 2011 and the Hilton Times Square in November 2010. Accretion of Senior Notes also caused interest expense to increase by $0.1 million in 2011 as compared to 2010. These increases were partially offset by additional interest expenses incurred in 2010 related to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $1.2 million in default interest, penalties and fees. In addition, interest expense for 2011 decreased as compared to 2010 as we incurred $1.6 million in 2010 related to the write-off of deferred financing fees. During 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2011, and $0.1 million in deferred financing fees related to the release of three hotels from the Mass Mutual loan.

Interest expense decreased $5.7 million, or 7.5%, during the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest expense decreased $6.5 million during 2010 as compared to 2009 as a result of decreases in our loan balances combined with our repurchase of $64.0 million in aggregate principal amount of the Senior Notes in the first quarter of 2009 and an additional $123.5 million in the second quarter of 2009, as well as the repayment of $83.0 million in April 2010 to release three hotels from the Mass Mutual loan. In addition, interest expense due to the accretion of Senior Notes decreased $0.8 million during 2010 as compared to 2009 due to the repurchases of the Senior Notes in 2009. Interest expense also decreased $0.2 million during 2010 as compared to 2009 due to a decrease in amortization of deferred financing fees related to the repayment of the $83.0 million noted above, as well as the termination of our credit facility in February 2010, partially offset by an increase in fees associated with our new credit facility entered into in November 2010, combined with our repurchase of the Senior Notes and the amendment of our loan on the Renaissance Baltimore during the third quarter of 2009. These decreases were partially offset by an increase of $1.3 million in interest expense due to the write-off of deferred financing fees. During 2010, we wrote-off $1.5 million in deferred financing fees related to the termination of our credit facility in February 2010, and $0.1 million in deferred financing fees related to the release of the three hotels from the Mass Mutual loan in April 2010. During 2009, we wrote off $0.3 million in deferred financing fees associated with the amendment of our credit facility. Interest expense also increased during 2010 as compared to 2009 due to our elective defaults pursuant to our 2009 secured debt restructuring program as one of the lenders increased our interest rate by 5.0% causing an additional $0.4 million in default interest and an additional $0.1 million in penalties and fees.

Our weighted average interest rate per annum, including the effect of our interest rate derivatives, was approximately 5.0% at December 31, 2011, 5.5% at December 31, 2010 and 5.6% at December 31, 2009. At December 31, 2011, approximately 73.4% of our outstanding notes payable had fixed interest rates. At both December 31, 2010 and 2009, all of the outstanding notes payable included in our continuing operations had fixed interest rates. In October 2011, we refinanced the $270.0 million non-recourse senior mortgage and mezzanine debt secured by interests in the Doubletree Guest Suites Times Square which bore interest at a blended rate of 3-month LIBOR plus 115 basis points for a $180.0 million non-recourse non-recourse mortgage which bears interest at a floating rate of 3-month LIBOR plus 325 basis points, which will cause our interest expense to increase going forward.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled $69.2 million for the year ended December 31, 2011, and zero for both the years ended December 31, 2010 and 2009. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38.0% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Gain on extinguishment of debt. Gain on extinguishment of debt totaled zero for both the years ended December 31, 2011 and 2010, and $54.5 million for the year ended December 31, 2009. During 2009, we recognized a gain of $54.5 million due to the repurchase and cancellation of $187.5 million in aggregate principal amount of the Senior Notes.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues	$18,059	$89,652	$151,322
Operating expenses	(13,926)	(80,896)	(126,921)
Interest expense	(567)	(17,828)	(23,368)
Depreciation and amortization expense	(1,951)	(8,558)	(18,603)
Impairment loss	(1,495)	—	(195,293)
Gain on extinguishment of debt	18,145	86,235	—
Gain (loss) on sale of hotels and other assets, net	14,912	—	(13,052)
Income (loss) from discontinued operations	$33,177	$68,605	$(225,915)

As described under “—Investing Activities—Dispositions,” we sold two hotels and a commercial laundry facility during 2011 and three hotels during 2009. In addition, pursuant to our 2009 secured debt restructuring program we reclassified the operating results of 11 hotels to discontinued operations in 2010: W San Diego, which was transferred to a receiver in September 2009 and deeded back to the lender in July 2010; Renaissance Westchester, which was transferred to a receiver in December 2009 and reacquired by the Company in June 2010; Marriott Ontario Airport, which was transferred to a receiver in March 2010 and sold by the receiver in August 2010; and the Mass Mutual eight hotels, which were deeded back to the lender in November 2010. As a result of these deed backs and title transfers, we have disposed of all assets and liabilities from our operations held for non-sale disposition segment. Accordingly, all assets, liabilities and the operations from our non-sale disposition segment have been reclassified to discontinued operations. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we have reclassified the results of operations, along with any gains on extinguishment of debt, gains or losses on sales and impairments recognized, for all 16 of these hotels and the commercial laundry facility to discontinued operations.

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $0.3 million for the year ended December 31 2011, and zero for both the years ended December 31, 2010 and 2009. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the year ended December 31, 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $0.3 million for the year ended December 31, 2011.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $30,000 for the year ended December 31, 2011, and zero for both the years ended December 31, 2010 and 2009. We purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole owner of the entity that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $30,000 for the year ended December 31, 2011.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards were zero for both of the years ended December 31, 2011 and 2010, and $0.4 million for the year ended December 31, 2009.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $27.3 million for the year ended December 31, 2011, and $20.7 million for both the years ended December 31, 2010 and 2009. Preferred stock dividends and accretion increased $6.7 million, or 32.3% during 2011 as compared to 2010 due primarily to our issuance of 4,600,000 shares of Series D preferred stock in April 2011, which caused us to incur an additional $6.8 million in dividends during 2011. This increase was slightly offset by a reduction in preferred stock accretion due to the initial carrying value of our Series C preferred stock being fully accreted to its redemption value during the third quarter of 2010. Preferred stock dividends and accretion decreased $0.1 million, or 0.5% during 2010 as compared to 2009. Though the dividend rate for our Series A preferred stock and Series C preferred stock remained at $2.00 and $1.572, respectively, per share for 2010 and 2009, preferred stock dividends and accretion decreased in 2010 due to the initial carrying value of our Series C preferred stock being fully accreted to its redemption value during the third quarter of 2010.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.6 million for 2011, $0.1 million for 2010 and zero for 2009 were allocated to the participating securities.

Investing Activities

Acquisitions. While recovery is likely to remain uneven, we believe we are currently in the early stages of a recovery phase of the lodging cycle. We further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Therefore, we have deployed a portion of our excess cash balance during 2010 and 2011 towards selective acquisitions. The following table sets forth the hotels we have acquired or reacquired since January 1, 2009:

Hotels	Rooms	Acquisition Date
2011:
Doubletree Guest Suites Times Square, New York City, New York	460	January 14, 2011
JW Marriott New Orleans, New Orleans, Louisiana (1)	494	February 15, 2011
Hilton San Diego Bayfront, San Diego, California	1,190	April 15, 2011
2010:
Renaissance Westchester, White Plains, New York (2)	347	June 14, 2010
Royal Palm Miami Beach, Miami Beach, Florida (3)	409	August 27, 2010
2009:
No hotel acquisitions	—
Total January 1, 2009 to December 31, 2011	2,900

(1)                                Subsequent to this acquisition, the Company added two additional rooms to this hotel, increasing the room count to 496.

(2)                                Hotel deeded back to the lender and reacquired by the Company on June 14, 2010.

(3)                                Hotel sold by the Company on April 8, 2011.

The total cost for these five hotel acquisitions was approximately $414.3 million, or $143,000 per room. Each of these acquisitions is discussed below.

In January 2011, we purchased the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square located in New York City, New York. The hotel was encumbered by $270.0 million of non-recourse senior mortgage and mezzanine debt which was to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash. The hotel was encumbered by an additional $30.0 million mezzanine loan that was owned by the Company, and, therefore, eliminated in consolidation on our balance sheets until the mezzanine loan was satisfied in conjunction with our refinancing of the debt secured by the Doubletree Guest Suites Times Square in October 2011. In conjunction with the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture, we recognized a gain of $30.1 million on the remeasurement of our equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of our investment in the $30.0 million mezzanine loan, which we purchased in April 2010 for $3.45 million, to its fair market value.

In February 2011, we purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule. Subsequent to this acquisition, we added two additional rooms to this hotel, increasing the room count to 496.

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

In August 2010, we used available cash on hand to acquire the Royal Palm hotel in Miami Beach, Florida at a foreclosure auction for a gross purchase price of $126.1 million excluding transaction costs. Prior to the auction, we purchased a portion of the hotel’s outstanding debt at a discount to par resulting in a net purchase price of the Royal Palm hotel of approximately $117.6 million.

In addition to the above noted hotels, we deployed a portion of our excess cash in 2011 and 2010 towards alternative investments. Each of these alternative investments is discussed below.

In January 2011, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture for a gross purchase price of $9.0 million. As a result, we are now the sole owner of BuyEfficient. In conjunction with this purchase, we recognized a gain of $8.7 million on the remeasurement of our equity interest in this joint venture to its fair market value.

In April 2010, we purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in our Doubletree Guest Suites Times Square joint venture, and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. We purchased the mezzanine loan for $3.45 million and half of the subordinate note for $250,000. After our acquisition of the remaining interests in the Doubletree Guest Suites Times Square joint venture in January 2011, the mezzanine loan was eliminated in consolidation on our balance sheet until the mezzanine loan was satisfied in conjunction with our refinancing of the debt secured by the Doubletree Guest Suites Times Square in October 2011.

In November 2010, we purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of December 31, 2011, the subordinate note secured by the Twelve Atlantic Station was not in default, however, we are accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable.

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

Dispositions. The following table sets forth the hotels we have sold or disposed of since January 1, 2009:

Hotels	Rooms	Disposition Date
2011:
Royal Palm Miami Beach, Miami Beach, Florida	409	April 8, 2011
Valley River Inn, Eugene, Oregon	257	October 26, 2011
2010:
Renaissance Westchester, White Plains, New York (1) (2)	347	June 14, 2010
W Hotel, San Diego, California (1)	258	July 2, 2010
Marriott, Ontario Airport, California (1)	299	August 12, 2010
Courtyard by Marriott, San Diego (Old Town), California (1)	176	November 1, 2010
Hilton, Huntington, New York (1)	302	November 1, 2010
Holiday Inn Downtown, San Diego, California (1)	220	November 1, 2010
Holiday Inn Express, San Diego (Old Town), California (1)	125	November 1, 2010
Marriott, Provo, Utah (1)	330	November 1, 2010
Marriott, Salt Lake City (University Park), Utah (1)	218	November 1, 2010
Renaissance Atlanta Concourse, Atlanta, Georgia (1)	387	November 1, 2010
Residence Inn by Marriott, Manhattan Beach, California (1)	176	November 1, 2010
2009:
Marriott, Napa, California	274	May 20, 2009
Marriott, Riverside, California	292	June 18, 2009
Hyatt Suites Atlanta Northwest, Marietta, Georgia	202	July 31, 2009
Total January 1, 2009 to December 31, 2011	4,272

(1)                                Hotels deeded back to the lenders, or sold by the receiver, pursuant to our 2009 secured debt restructuring program.

(2)                                Hotel reacquired by the Company on June 14, 2010.

The aggregate net sale proceeds for the two hotels sold in 2011 and the three hotels sold in 2009 was $207.2 million, including the Royal Palm note, or $145,000 per room. The 11 hotels disposed of in 2010 pursuant to our secured debt restructuring program eliminated $282.7 million of debt from our balance sheet. The results of operations of all of the hotels identified above and the gains or losses on dispositions and extinguishments of debt through December 31, 2011 are included in discontinued operations for all periods presented through the time of sale. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods. Each of these dispositions is discussed below.

We sold two hotels in 2011. In April 2011, we sold the Royal Palm Miami Beach for net proceeds of $129.8 million, including $40.0 million in cash and the $90.0 million Royal Palm note, and recognized a gain on the sale of $14.0 million. We sold the Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. We retained an earn-out right on the Royal Palm hotel which will enable us to receive future payments of up to $20.0 million in the event that the hotel achieves certain return hurdles. In October 2011, we sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million.

We did not sell any hotels during 2010. We did, however, complete the disposal of 11 hotels pursuant to our secured debt restructuring program, which we initiated in 2009. In June 2010, we disposed of the Renaissance Westchester, and subsequently reacquired the hotel from the lender during the same month. We completed the deed back of the W San Diego in July 2010, and title to the hotel was transferred to the lender. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the third party purchaser. In November 2010, we completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. As of December 31, 2010, five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, we were potentially liable for up to $19.6 million in termination fees. In June 2011, we paid termination fees of $1.5 million related to one of these five hotels, and the franchise agreements on the remaining four hotels were transferred to new owners, resulting in our recording $18.1 million to gain on extinguishment of debt in June 2011, which is included in discontinued operations.

We sold three hotels in 2009. In May 2009, we sold the Marriott Napa Valley for net proceeds of $34.8 million, and recognized a loss on the sale of $13.7 million. In June 2009, we sold the Marriott Riverside for net proceeds of $18.7 million and recognized a gain on the sale of $2.9 million. In July 2009, we sold the Hyatt Suites Atlanta Northwest for net proceeds of $7.8 million and recognized a net gain on the sale of $18,000, after having recorded an impairment loss in June 2009 of $4.9 million in order to reduce the carrying value of this hotel on our balance sheet to its fair value.

The following table summarizes our portfolio and room data from January 1, 2009 through December 31, 2011, adjusted for the hotels acquired, reacquired, disposed through non-sale disposition and sold during the respective periods.

	2011	2010	2009
Portfolio Data—Hotels
Number of hotels—beginning of period	31	40	43
Add: Acquisitions	3	1	—
Add: Reacquisitions	—	1	—
Less: Dispositions	(2)	—	(3)
Less: Non-sale dispositions	—	(11)	—
Number of hotels—end of period	32	31	40

	2011	2010	2009
Portfolio Data—Rooms
Number of rooms—beginning of period	11,722	13,804	14,569
Add: Acquisitions	2,144	409	—
Add: Reacquisitions	—	347	—
Add: Room expansions	8	—	3
Less: Dispositions	(666)	—	(768)
Less: Non-sale dispositions	—	(2,838)	—
Number of rooms—end of period	13,208	11,722	13,804
Average rooms per hotel—end of period	413	378	345

In addition to the above noted hotel dispositions, in July 2011, we sold our commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, we recorded an impairment loss of $1.5 million in June 2011, which is included in discontinued operations.

Renovations. During 2011, we invested $100.4 million in capital improvements to our hotel and other real estate portfolio. Consistent with our cycle-appropriate strategy, this investment in capital improvements to our portfolio was $43.4 million more than the amount we invested in 2010 and $56.3 million more than the amount we invested in 2009.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, distributions received from our unconsolidated joint ventures, proceeds from issuance of notes payable and our credit facility, and proceeds from our offerings of common and preferred stock. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, purchases of notes receivable, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, repurchases of our common stock, and dividends on our preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow through of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $156.4 million for 2011 compared to $43.6 million for 2010, and $64.8 million for 2009. The increase in 2011 as compared to 2010 was primarily due to our acquisitions of the new hotels, combined with increased earnings at our existing hotels. The decrease in 2010 as compared to 2009 was primarily due to an increase in restricted cash during 2010.

Investing activities. Our cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities in 2011 and 2010 and net cash provided by investing activities in 2009 was as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Proceeds from sales of hotel properties and other assets	$44,576	$63	$64,073
Cash received from unconsolidated joint venture	—	900	500
Restricted cash — replacement reserve	(8,143)	(931)	(1,823)
Acquisitions of notes receivable	—	(3,950)	—
Proceeds received from sale of note receivable	79,194	—	—
Acquisitions of hotel properties and other assets	(263,264)	(142,410)	—
Renovations and additions to hotel properties and other real estate	(100,400)	(56,984)	(44,105)
Payments for interest rate derivatives	(1,082)	—	—
Net cash (used in) provided by investing activities	$(249,119)	$(203,312)	$18,645

Net cash used in investing activities was $249.1 million in 2011, as compared to net cash used of $203.3 million in 2010, and net cash provided of $18.6 million in 2009. During 2011, we received net proceeds of $39.8 million from our sale of the Royal Palm Miami Beach, $0.1 million from our sale of the commercial laundry facility located in Salt Lake City, Utah, $16.1 million from our sale of the Valley River Inn partially offset by $11.5 million of debt assigned to the buyer of the hotel and an additional $0.1 million from the sale of surplus FF&E, for a total cash inflow of $44.6 million. In addition, during 2011, we received net proceeds of $79.2 million from the sale of the Royal Palm note. These cash inflows were offset as we increased the balance in our restricted cash replacement reserve accounts by $8.1 million, paid cash of $263.3 million to acquire hotel properties and other assets, paid cash of $100.4 million for renovations and additions to our portfolio, and paid cash of $1.1 million for interest rate derivative agreements. The $263.3 million total cash paid for acquisitions during 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash acquired upon acquisition; $51.6 million for the JW Marriott New Orleans; $182.8 million for the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, partially offset by $3.7 million of unrestricted cash acquired upon acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash acquired upon acquisition.

During 2010, we paid $117.6 million to acquire the Royal Palm Miami Beach and $24.8 million to reacquire the Renaissance Westchester, for a total cash outlay of $142.4 million. In addition, we increased the balance in our restricted cash replacement reserve accounts by $0.9 million, and we paid $4.0 million for the purchase of two notes receivable and $57.0 million for renovations and additions to our portfolio. These cash outflows were partially offset by $0.1 million of proceeds received from the sale of surplus FF&E at several of our hotels and our corporate office and distributions of $0.9 million received from our BuyEfficient joint venture.

During 2009, we received $64.1 million from the sale of hotel properties and other assets, which included $61.3 million from the sale of three hotels, a $2.0 million payment on a note receivable from the buyer of a hotel we sold in December 2008, $0.4 million from the sale of certain excess FF&E located in two of our hotels, and $0.4 million from the sales of two vacant parcels of land. In addition, we received $0.5 million from our BuyEfficient joint venture, increased the balance in our restricted cash replacement reserve accounts by $1.8 million, and paid cash of $44.1 million for renovations and additions to our portfolio.

Financing activities. Our cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, issuance and repayments on our credit facility and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $32.8 million in 2011, as compared to net cash provided of $82.6 million in 2010, and net cash provided of $93.8 million in 2009. Net cash used in financing activities for 2011 consisted of $568.3 million in principal payments on notes payable and our credit facility, including $233.8 million to repay an existing mortgage upon the acquisition of our Hilton San Diego Bayfront joint venture, $270.0 million to repay non-recourse senior mortgage and mezzanine debt upon our refinancing of the Doubletree Guest Suites Times Square, $40.0 million to repay a draw on our credit facility and $24.5 million of principal payments on our notes payable. In addition, we paid $9.0 million in deferred financing costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these two hotels, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, the refinancing of debt secured by the Doubletree Guest Suites Times Square, as well as costs related to our credit facility. We also paid dividends totaling $25.0 million to our stockholders and distributions totaling $1.3 million to partners in our joint ventures. These cash outflows were partially offset during 2011 by the receipt of $110.9 million in net proceeds from the issuance of our Series D preferred stock, and $460.0 million in proceeds from the issuance of notes payable and a draw on our credit facility. The $460.0 million includes $240.0 million received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture, $180.0 million received from the refinancing of debt on our Doubletree Guest Suites Times Square and $40.0 million received from a draw on our credit facility.

Net cash provided by financing activities for 2010 consisted primarily of $190.6 million in net proceeds received from the issuance of common stock and $92.5 million in proceeds received from the new loan on the Hilton Times Square. These cash inflows were partially offset by $175.2 million of principal payments on our notes payable, including $83.0 million paid to release three hotels from the Mass Mutual loan, $81.0 million to pay off the loan on the Hilton Times Square in connection with the refinance of the loan and $11.2 million of principal amortization. In addition, net cash provided by financing activities for 2010 includes $20.5 million of dividends paid to our stockholders, and $4.8 million in deferred financing costs paid in connection with our new credit facility and the refinancing of the Hilton Times Square loan.

Net cash provided by financing activities in 2009 consisted primarily of $257.1 million in net proceeds received from the issuance of common stock and $60.0 million in proceeds received from our credit facility. These cash inflows were partially offset by $117.5 million used to repurchase a portion of our Senior Notes including related costs, $74.4 million of principal payments on our notes payable and credit facility, $27.9 million of dividends paid to our stockholders, and $3.5 million in deferred financing fees paid in connection with amendments to our Senior Notes indenture, our credit facility and our loan secured by the Renaissance Baltimore.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, sales of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. In addition, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the company and reduce leverage. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. In connection with our purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square in January 2011, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. The new mortgage requires payments of interest only for the first 24 months of the term, and is subject to a 30-year amortization schedule. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash.

Our purchase of the JW Marriott New Orleans in February 2011 included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Concurrent with our acquisition in April 2011 of a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule.

In February 2012, we repurchased $4.5 million of our Senior Notes for a price of $4.57 million plus accrued interest of approximately $13,000.

In February 2010, we elected to terminate our existing $80.0 million credit facility, and we wrote off $1.5 million in related deferred financing costs. The termination of the facility eliminated approximately $0.6 million in fees and associated costs per annum. In November 2010, we entered into a new $150.0 million senior corporate credit facility (the “new credit facility”). The interest rate for the new credit facility ranges from 325 to 425 basis points over LIBOR, depending on our overall leverage. The initial term of the new credit facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the new credit facility may be increased to $250.0 million. The new credit facility contains customary events of default relating to payments and breaches of representations and warranties, and is secured by pledges of the equity interests in subsidiaries holding 11 of our unencumbered hotels (Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos).

In November 2010, we entered into a new $92.5 million non-recourse mortgage on our Hilton Times Square. The new mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a 30-year amortization. The proceeds from the new mortgage were used in part to repay the maturing $81.0 million mortgage on our Hilton Times Square, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The new mortgage contains customary events of default relating to payments and breaches of representations and warranties.

As of December 31, 2011, we had $1.6 billion of debt, $218.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2011, all of our outstanding debt had fixed interest rates, except the $237.8 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of December 31, 2011, the weighted average term to maturity of our debt is approximately 6 years, and 73.4% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on the variable rates at December 31, 2011, is 5.0%.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of February 28, 2012, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may be successful in obtaining mortgages on one or all of our 11 unencumbered hotels which are currently held by subsidiaries whose interests are pledged to our credit facility at December 31, 2011: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. These 11 hotels had an aggregate of 3,357 rooms as of December 31, 2011, and generated $174.5 million in revenue during 2011. Should we obtain secured financing on any or all of our 11 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. We currently maintain higher than historical cash balances. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash on hand. As we believe the lodging cycle has now entered a recovery phase, we expect to deploy a portion of our excess cash balance in 2012 towards debt repayments and repurchases, selective acquisitions and capital investments in our portfolio. During 2011, we selectively deployed a portion of our excess cash balance towards the following acquisitions:  the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture; the JW Marriott New Orleans; and a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2011 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,571,612	$53,935	$117,096	$732,035	$668,546
Interest obligations on notes payable (1)	399,558	76,645	146,875	105,581	70,457
Operating lease obligations	436,622	8,624	17,454	17,691	392,853
Construction commitments	25,263	25,263	—	—	—
Employment obligations	2,533	1,525	1,008	—	—
Total	$2,435,588	$165,992	$282,433	$855,307	$1,131,856

(1)                                                 Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2011 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $100.4 million in our portfolio during 2011. Our renovation budget for 2012 includes $25.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2011, $36.4 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in the FF&E reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors, natural disasters and other considerations affecting travel. Revenues for our 32 hotel Comparable Portfolio by quarter for 2009, 2010 and 2011 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2009 Comparable Portfolio (32 Hotels) (1)	$181,421	$195,847	$186,715	$212,115	$776,098
2009 Revenues as a percentage of total	23.4%	25.2%	24.1%	27.3%	100.0%
2010 Comparable Portfolio (32 Hotels) (1)	$180,750	$204,804	$195,220	$228,094	$808,868
2010 Revenues as a percentage of total	22.4%	25.3%	24.1%	28.2%	100.0%
2011 Comparable Portfolio (32 Hotels) (1)	$189,650	$217,626	$207,492	$240,362	$855,130
2011 Revenues as a percentage of total	22.2%	25.4%	24.3%	28.1%	100.0%

(1)                   Includes all 32 hotels in which the Company has interests as of December 31, 2011. Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all periods presented, as well as operating results for the Renaissance Westchester while it was held in receivership and reclassified to discontinued operations, prior to the Company’s reacquisition in June 2010.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“ASU No. 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Entities with financing receivables are required to disclose, among other things:  a rollforward of the allowance for credit losses; credit quality information such as credit risk scores or external credit agency ratings; impaired loan information; modification information; and nonaccrual and past due information.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The disclosures regarding troubled debt restructurings were effective for interim and annual reporting periods beginning on or after June 15, 2011. Our adoptions of the various components of ASU 2010-20 did not have a material impact on our financial statements or disclosures.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”). ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” (“ASU No. 2011-12”). ASU No. 2011-12 defers the ASU No. 2011-05 requirement that companies display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. ASU No. 2011-12 also defers the requirement to report reclassification adjustments in interim periods. Both ASU No. 2011-05 and ASU No. 2011-12 require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoptions of either ASU No. 2011-05 or ASU No. 2011-12 will have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU No. 2011-08”). ASU No. 2011-08 simplifies how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of ASU No. 2011-08 will have a material impact on our financial statements. Should we perform a qualitative assessment on our goodwill in the future, however, additional disclosures will be required.

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

Our interest payments on 73.4% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.3 million based on the variable rates at December 31, 2011.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 53, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011 of Sunstone Hotel Investors, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 28, 2012

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

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2011:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	2,775,769

(1)                   The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2011.

Item  13.                          Certain Relationships and Related Transactions, and Director Independence

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

10.12.12

Amendment No. 4 to Employment Agreement, dated March 22, 2011, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Robert A. Alter (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on March 25, 2011).

10.12.13

Separation Agreement and General Release of All Claims, dated November 7, 2011, by and between Robert A. Alter, Sunstone Hotel Investors, Inc. and Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on November 7, 2011).

10.13	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K filed by the Company on July 17, 2005).

10.13.1	Third Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on April 6, 2011).

10.14

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 6, 2010).

10.14.1

Amendment No. 1 to Employment Agreement, dated March 22, 2011, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 25, 2011).

10.14.2

Amendment No. 2 to Employment Agreement, dated November 7, 2011, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on November 7, 2011).

10.15	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.23 to Form 10-K filed by the Company on February 15, 2006).

Exhibit Number	Description
10.15.1	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.24 to Form 10-K filed by the Company on February 15, 2006).

10.16

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 6, 2010).

10.17

Employment Agreement (including the Indemnification Agreement), dated as of February 14, 2011, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John Arabia (incorporated by reference to Exhibit 10.18 to Form 10-K filed by the Company on February 17, 2011).

10.18	Employment Offer Letter to Robert Springer, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 6, 2011).

10.18.1

Termination and Change in Control Agreement, dated as of April 14, 2011, between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on May 6, 2011).

10.19

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on May 6, 2011).

10.20

Loan Agreement, dated as of October 7, 2011, among Times Square Hotel Owner, LLC (as Borrower), Times Square Hotel Operating Lessee, LLC (as Operating Lessee), Eurohypo AG, New York Branch (as Agent for the Lenders), and Eurohypo AG, New York Branch and Aareal Capital Corporation (as Lenders) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 9, 2011).

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Form 8-K filed by the Company on November 10, 2008).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

The XBRL related information in this Annual Report on Form 10-K, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 28, 2012	/S/ John V. Arabia
John V. Arabia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT A. ALTER	Chairman Emeritus and Founder	February 28, 2012
Robert A. Alter

/S/ KEITH M. LOCKER	Non-Executive Chairman	February 28, 2012
Keith M. Locker

/S/ KENNETH E. CRUSE	Director and Chief Executive Officer	February 28, 2012
Kenneth E. Cruse	(Principal Executive Officer)

/S/ ANDREW BATINOVICH	Director	February 28, 2012
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 28, 2012
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 28, 2012
Thomas A. Lewis, Jr.

/S/ DOUGLAS M. PASQUALE	Director	February 28, 2012
Douglas M. Pasquale

/S/ KEITH P. RUSSELL	Director	February 28, 2012
Keith P. Russell

/S/ LEWIS N. WOLFF	Director	February 28, 2012
Lewis N. Wolff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 28, 2012

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($1,438 and $1,365 related to VIEs)	$150,533	$276,034
Restricted cash ($4,833 and $3,581 related to VIEs)	67,898	54,954
Accounts receivable, net ($3,001 and $1,885 related to VIEs)	32,536	17,285
Due from affiliates	6	44
Inventories ($205 and $159 related to VIEs)	2,608	2,101
Prepaid expenses	10,272	7,808
Investment in hotel properties of discontinued operations, net	—	131,404
Investment in other real estate of discontinued operations, net	—	896
Other current assets of discontinued operations, net	—	5,128
Total current assets	263,853	495,654
Investment in hotel properties, net	2,777,826	1,902,819
Other real estate, net	11,859	11,116
Investments in unconsolidated joint ventures	—	246
Deferred financing fees, net	14,651	8,855
Interest rate cap derivative agreements	386	—
Goodwill	13,088	4,673
Other assets, net ($0 and $3 related to VIEs)	19,577	12,743
Total assets	$3,101,240	$2,436,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses ($791 and $713 related to VIEs)	$26,854	$20,889
Accrued payroll and employee benefits ($1,205 and $1,123 related to VIEs)	20,863	12,674
Due to Third-Party Managers	9,227	7,573
Dividends payable	7,437	5,137
Other current liabilities ($3,408 and $1,439 related to VIEs)	28,465	16,907
Current portion of notes payable	53,935	16,196
Note payable of discontinued operations	—	11,773
Other current liabilities of discontinued operations, net	—	21,600
Total current liabilities	146,781	112,749
Notes payable, less current portion	1,516,542	1,115,334
Interest rate swap derivative agreement	1,567	—
Other liabilities ($0 and $30 related to VIEs)	11,056	8,724
Total liabilities	1,675,946	1,236,807
Commitments and contingencies (Note 15)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2011 and 2010, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2011 and 2010, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2011 and zero issued and outstanding at December 31, 2010, stated at liquidation preference of $25.00 per share	115,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 117,265,090 shares issued and outstanding at December 31, 2011 and 116,950,504 shares issued and outstanding at December 31, 2010	1,173	1,170
Additional paid in capital	1,312,566	1,313,498
Retained earnings	110,580	29,593
Cumulative dividends	(445,396)	(418,075)
Accumulated other comprehensive loss	(4,916)	(3,137)
Total stockholders’ equity	1,265,257	1,099,299
Non-controlling interest in consolidated joint ventures	60,037	—
Total equity	1,325,294	1,099,299
Total liabilities and equity	$3,101,240	$2,436,106

The abbreviation VIEs above refers to “Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
REVENUES
Room	$572,289	$418,943	$401,920
Food and beverage	196,524	159,365	157,219
Other operating	65,916	46,236	50,173
Total revenues	834,729	624,544	609,312
OPERATING EXPENSES
Room	144,334	107,788	100,578
Food and beverage	143,120	116,856	115,246
Other operating	26,092	23,265	23,579
Advertising and promotion	41,952	32,225	31,545
Repairs and maintenance	33,766	27,161	26,819
Utilities	31,014	24,527	24,429
Franchise costs	29,115	21,474	20,658
Property tax, ground lease and insurance	63,423	40,980	42,820
Property general and administrative	98,642	74,535	71,019
Corporate overhead	25,746	21,971	25,227
Depreciation and amortization	127,945	92,374	92,457
Impairment loss	10,862	1,943	30,852
Total operating expenses	776,011	585,099	605,229
Operating income	58,718	39,445	4,083
Equity in net earnings (losses) of unconsolidated joint ventures	21	555	(27,801)
Interest and other income	3,118	111	1,388
Interest expense	(82,965)	(70,174)	(75,869)
Gain on remeasurement of equity interests	69,230	—	—
Gain on extinguishment of debt	—	—	54,506
Income (loss) from continuing operations	48,122	(30,063)	(43,693)
Income (loss) from discontinued operations	33,177	68,605	(225,915)
NET INCOME (LOSS)	81,299	38,542	(269,608)
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	—
Distributions to non-controlling interest	(30)	—	—
Dividends paid on unvested restricted stock compensation	—	—	(447)
Preferred stock dividends and accretion	(27,321)	(20,652)	(20,749)
Undistributed income allocated to unvested restricted stock compensation	(636)	(102)	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$53,000	$17,788	$(290,804)
Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.17	$(0.51)	$(0.93)
Income (loss) from discontinued operations	0.28	0.69	(3.24)
Basic income available (loss attributable) to common stockholders per common share	$0.45	$0.18	$(4.17)
Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.17	$(0.51)	$(0.93)
Income (loss) from discontinued operations	0.28	0.69	(3.24)
Diluted income available (loss attributable) to common stockholders per common share	$0.45	$0.18	$(4.17)
Weighted average common shares outstanding:
Basic	117,206	99,709	69,820
Diluted	117,206	99,709	69,820

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock									Accumulated	Non-Controlling Interest in
	Series A		Series D		Common Stock		Additional	Retained		Other	Consolidated
	Number of		Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Ventures	Total
Balance at December 31, 2008	7,050,000	$176,250	—	$—	47,864,654	$479	$829,274	$260,659	$(347,922)	$(3,928)	$—	$914,812
Net proceeds from sale of common stock	—	—	—	—	43,700,000	437	256,638	—	—	—	—	257,075
Vesting of restricted common stock	—	—	—	—	290,264	3	4,287	—	—	—	—	4,290
Common dividends at $0.60 per share	—	—	—	—	5,049,157	50	29,006	—	(29,056)	—	—	—
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,449)	—	—	(6,449)
Accretion of discount on Series C preferred stock	—	—	—	—	—	—	(200)	—	—	—	—	(200)
Net loss	—	—	—	—	—	—	—	(269,608)	—	—	—	(269,608)
Pension liability adjustment	—	—	—	—	—	—	—	—	—	947	—	947
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(268,661)

	Preferred Stock									Accumulated	Non-Controlling Interest in
	Series A		Series D		Common Stock		Additional	Retained		Other	Consolidated
	Number of		Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Ventures	Total
Balance at December 31, 2009	7,050,000	$176,250	—	$—	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$—	$886,767
Net proceeds from sale of common stock	—	—	—	—	19,500,000	195	190,447	—	—	—	—	190,642
Vesting of restricted common stock	—	—	—	—	546,429	6	4,150	—	—	—	—	4,156
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Accretion of discount on Series C preferred stock	—	—	—	—	—	—	(104)	—	—	—	—	(104)
Net income	—	—	—	—	—	—	—	38,542	—	—	—	38,542
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(156)	—	(156)
Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	38,386
Balance at December 31, 2010	7,050,000	176,250	—	—	116,950,504	1,170	1,313,498	29,593	(418,075)	(3,137)	—	1,099,299
Net proceeds from sale of preferred stock	—	—	4,600,000	115,000	—	—	(4,052)	—	—	—	—	110,948
Vesting of restricted common stock	—	—	—	—	314,586	3	3,120	—	—	—	—	3,123
Non-controlling interest assumed at acquisition	—	—	—	—	—	—	—	—	—	—	61,067	61,067
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,342)	(1,342)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $1.472222 per share	—	—	—	—	—	—	—	—	(6,773)	—	—	(6,773)
Net income	—	—	—	—	—	—	—	80,987	—	—	312	81,299
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(1,779)	—	(1,779)
Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	79,520
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$81,299	$38,542	$(269,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	630	89	5,976
(Gain) loss on sales of hotel properties and other assets, net	(14,995)	382	12,677
Gain on remeasurement of equity interests	(69,230)	—	—
Gain on extinguishment of debt	(18,145)	(86,235)	(54,506)
Loss on derivatives	2,655	—	—
Depreciation	118,834	100,670	110,642
Amortization of franchise fees and other intangibles	15,069	543	418
Amortization and write-off of deferred financing fees	3,305	3,623	2,673
Amortization of loan discounts	1,062	996	1,813
Amortization of deferred stock compensation	2,745	3,942	4,055
Impairment loss	12,357	1,943	226,145
Equity in net (earnings) losses of unconsolidated joint ventures	(21)	(555)	27,801
Changes in operating assets and liabilities:
Restricted cash	13,322	(19,234)	(879)
Accounts receivable	(4,161)	4,269	9,903
Due from affiliates	38	18	47
Inventories	(316)	(163)	290
Prepaid expenses and other assets	2,558	(4,494)	2,008
Accounts payable and other liabilities	5,422	(1,301)	(4,537)
Accrued payroll and employee benefits	2,424	3,829	712
Due to Third-Party Managers	(404)	(2,449)	(3,942)
Discontinued operations	1,942	(820)	(6,875)
Net cash provided by operating activities	156,390	43,595	64,813
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	44,576	63	64,073
Cash received from unconsolidated joint venture	—	900	500
Restricted cash — replacement reserve	(8,143)	(931)	(1,823)
Acquisitions of notes receivable	—	(3,950)	—
Proceeds received from sale of note receivable	79,194	—	—
Acquisitions of hotel properties and other assets	(263,264)	(142,410)	—
Renovations and additions to hotel properties and other real estate	(100,400)	(56,984)	(44,105)
Payments for interest rate derivatives	(1,082)	—	—
Net cash (used in) provided by investing activities	(249,119)	(203,312)	18,645
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	115,000	—	—
Payment of preferred stock offering costs	(4,052)	—	—
Proceeds from common stock offering	—	199,875	269,100
Payment of common stock offering costs	—	(9,233)	(12,025)
Proceeds from notes payable and credit facility	460,000	92,500	60,000
Payments on notes payable and credit facility	(568,308)	(175,175)	(74,406)
Payments for repurchases of notes payable and related costs	—	—	(117,450)
Payments of deferred financing costs	(9,049)	(4,788)	(3,540)
Dividends paid	(25,021)	(20,548)	(27,911)
Distributions to non-controlling interests	(1,342)	—	—
Net cash (used in) provided by financing activities	(32,772)	82,631	93,768
Net increase (decrease) in cash and cash equivalents	(125,501)	(77,086)	177,226
Cash and cash equivalents, beginning of year	276,034	353,120	175,894
Cash and cash equivalents, end of year	$150,533	$276,034	$353,120

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$76,015	$65,780	$91,407
NONCASH INVESTING ACTIVITY
Issuance of note receivable	$90,000	$—	$—
Accounts payable related to renovations and additions to hotel properties and other real estate	$8,304	$8,739	$1,712
Deconsolidation of assets of hotels placed into receivership	$—	$—	$60,770
Deconsolidation of liabilities of hotels placed into receivership	$—	$—	$101,221
Amortization of deferred stock compensation — construction activities	$376	$182	$188
Amortization of deferred stock compensation — unconsolidated joint venture	$2	$32	$47
Forgiveness of interest on note receivable	$—	$—	$(1,050)
NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$545,952	$—	$—
Assignment of debt in connection with disposition of hotel property	$(11,532)	$—	$—
Issuance of stock dividend	$—	$—	$29,056
Dividends payable	$7,437	$5,137	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2011, the Company had interests in 32 hotels (the “32 hotels”). The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 13 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 11 of the Company’s 32 hotels; Highgate Hotels, manager of two of the Company’s 32 hotels; Hilton Worldwide, manager of two of the Company’s 32 hotels; and Davidson Hotels & Resorts, Fairmont Hotels & Resorts (U.S.), Hyatt Corporation and Sage Hospitality Resources, each managers of one of the Company’s 32 hotels.  In addition, as of January 2011, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. Non-controlling interests at December 31, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Due to the one less day included in Marriott’s 2011 results of operations, the Company estimates it recorded $1.1 million less in revenue and approximately $0.3 million less in net income based on the average daily revenues and income generated by its Marriott managed hotels during 2011. Due to the one less day included in Marriott’s 2010 results of operations, the Company estimates it recorded $0.5 million less in revenue and approximately $0.1 million less in net income based on the average daily revenues and income generated by its Marriott managed hotels during 2010. Due to the one less day included in Marriott’s 2009 results of operations, the Company estimates it recorded $0.2 million less in revenue and approximately $41,000 less in net income based on the average daily revenues and income generated by its Marriott managed hotels during 2009.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2011 and 2010, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility located in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million and $0.1 million at December 31, 2011 and 2010, respectively.

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

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During 2011 and 2010, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in the Company’s purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans, the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, and the purchase of the Royal Palm Miami Beach. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Investments In Hotel Properties and Other Real Estate

Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment.

As of December 31, 2011 and 2010, intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	2011	2010
Contractual advance hotel bookings (1)	$26,110	$—
Easement agreements (2)	12,421	12,421
Ground/air lease agreements (3)	121,850	21,660
In-place lease agreements (4)	4,580	—
	164,961	34,081
Accumulated amortization	(15,719)	(1,425)
	$149,242	$32,656

Amortization expense on these intangible assets for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	2011	2010	2009
Contractual advance hotel bookings (1)	$9,988	$—	$—
Easement agreements (2)	29	26	37
Ground/air lease agreements (3)	3,978	255	255
In-place lease agreements (4)	299	—	—
	$14,294	$281	$292

(1)         Contractual advance hotel bookings consist of advance deposits related to the purchases of the Doubletree Guest Suites Times Square, the JW Marriott New Orleans & the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. The contractual advance hotel bookings are recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected through April 2013.

(2)         Easement agreements at the Marriott Del Mar and the Hilton Times Square are valued at fair value at the date of acquisition. The Marriott Del Mar easement agreement is amortized using the straight-line method over the remaining non-cancelable term of the related agreement, which is 87 years as of December 31, 2011. The Hilton Times Square easement agreement has an indefinite useful life, and, therefore, is not amortized. This non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

(3)         Ground/air lease agreements at the Hilton Times Square, the Doubletree Guest Suites Times Square and the JW Marriott New Orleans are valued at fair value at the date of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between 25 and 79 years as of December 31, 2011.

(4)         In-place lease agreements at the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront are valued at fair value at the date of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between seven and 16 years as of December 31, 2011.

For the next five years, amortization expense for the intangible assets noted above will be $17.3 million in 2012, $7.8 million in 2013 and $4.5 million in 2014 through 2016.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 20 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2011, the Company did not recognize any impairments on its hotel properties, but did recognize an impairment of $1.5 million to discontinued operations in June 2011 related to its sale in July 2011 of a commercial laundry facility located in Salt Lake City, Utah. In 2010, the Company recognized an impairment of $1.9 million to impairment loss on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the possible sale of this property. In conjunction with its 2009 review, the Company recorded hotel property impairments totaling $217.7 million, including $25.4 million to impairment loss and $192.3 million to discontinued operations to reduce the carrying values of 11 hotels on its balance sheet to their fair values. In addition, in 2009 the Company recorded an impairment of $1.4 million to impairment loss related to the write-off of deferred costs associated with a potential time share development, and an impairment of $0.1 million to impairment loss related to a parcel of land adjacent to one of its hotels, which was sold in June 2009. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2011.

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

During 2011, approximately $9.0 million of deferred financing fees were incurred and paid related to the Company’s assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these two hotels, the issuance of a note payable to the Company’s Hilton San Diego Bayfront joint venture, the refinancing of debt secured by the Doubletree Guest Suites Times Square, as well as costs related to the Company’s credit facility. During 2010, approximately $4.8 million of deferred financing fees were incurred and paid related to new debt and debt refinancing at the Hilton Times Square and Renaissance Baltimore, as well as to the Company’s line of credit. Such costs are being amortized over the related terms of the loans.

Total amortization and write-off of deferred financing fees for 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Continuing operations:
Amortization of deferred financing fees	$3,232	$1,585	$1,811
Write-off of deferred financing fees (1)	21	1,585	284
Total deferred financing fees — continuing operations	3,253	3,170	2,095
Discontinued operations:
Amortization of deferred financing fees	10	453	578
Write-off of deferred financing fees (1)	42	—	—
Total deferred financing fees — discontinued operations	52	453	578
Total amortization and write-off of deferred financing fees	$3,305	$3,623	$2,673

(1)                  Write-off of deferred financing fees during 2011 includes $21,000 written off to continuing operations related to the refinancing of debt secured by the Doubletree Guest Suites Times Square, and $42,000 written off to discontinued operations related to the buyer’s assumption of debt in connection with the sale of the Valley River Inn. Write-off of deferred financing fees during 2010 includes $1.5 million written off due to the termination of the Company’s credit facility, and $0.1 million written off related to the release of three hotels from the Mass Mutual loan. Write-off of deferred financing fees during 2009 includes $0.3 million written off in association with the amendment of the Company’s credit facility.

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

During 2011, the Company recorded additional goodwill of $8.4 million related to its purchase of the outside 50.0% equity interest in its BuyEfficient joint venture.

Based on its annual impairment evaluations for both 2011 and 2010, the Company determined that no adjustments to its goodwill were required. During 2009, in light of the continuing decline in the economic environment, the Company determined that the goodwill associated with six of its hotels was impaired, and, accordingly, the Company recorded impairment losses of $6.9 million in 2009, of which $3.9 million is included in impairment loss and $3.0 million is included in discontinued operations.

As of December 31, 2011 and 2010, goodwill consisted of the following (in thousands):

	2011	2010
Balance at beginning of year	$4,673	$4,673
Purchase of outside 50.0% equity interest in BuyEfficient	8,415	—
Balance at end of year	$13,088	$4,673

Property, Equipment and BuyEfficient Intangibles

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The cost basis of property and equipment amounted to $9.4 million at December 31, 2011, and $8.2 million at December 31, 2010. Accumulated depreciation amounted to $7.1 million at December 31, 2011, and $6.5 million at December 31, 2010. Property and equipment net of related accumulated depreciation is included in other assets, net in the accompanying consolidated balance sheets.

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of December 31, 2011 includes BuyEfficient’s intangible assets whose cost basis totaled $9.0 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.6 million at December 31, 2011. Amortization expense totaled $0.6 million for the year ended December 31, 2011, and will total $0.6 million for each of the next five years.

Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38.0% interest in the 460-room Doubletree Guest Suites Times Square in New York City, New York. In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient. Under the terms of the BuyEfficient agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for both of these ownership interests using the equity method until January 2011 when the Company purchased the outside 62.0% equity interest in the Doubletree Guest Suites Times Square joint venture and the outside 50.0% equity interest in the BuyEfficient joint venture. Subsequent to these acquisitions, the Company has consolidated the results of operations of both the Doubletree Guest Suites Times Square and BuyEfficient with its continuing operations.

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 7, during 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $0.4 million as of December 31, 2011. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.6 million as of December 31, 2011.

The Company is currently responsible for paying the premiums for a $5,000,000 split life insurance policy for its former Chief Executive Officer and current Chairman Emeritus and Founder, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.9 million as of both December 31, 2011 and 2010. These amounts are included in other assets, net in the accompanying consolidated balance sheets.

The Company also has a Retirement Benefit Agreement with Mr. Alter. The Company has valued this agreement using Level 2 measurements at $1.7 million as of December 31, 2011 and $1.9 million as of December 31, 2010. The agreement calls for 10 annual installments to be paid out to Mr. Alter, beginning in 2011. As such, the Company paid Mr. Alter $0.2 million in 2011, which will be reimbursed to the Company in 2012 using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2011, the Company recognized an impairment of $1.5 million to discontinued operations on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. Also in 2011, the Company recognized an impairment of $10.9 million to impairment loss in order to reduce the carrying value of a $90.0 million note receivable from the purchaser of the Royal Palm Miami Beach (the “Royal Palm note”) to its fair value based on proceeds received from the sale of the Royal Palm note in October 2011. In 2010, the Company recognized an impairment of $1.9 million to impairment loss on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the potential sale of this property. When indicators of impairment existed in 2009 and the undiscounted cash flows were less than the carrying value of the asset, the Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. In 2011 and 2010, the Company did not identify any properties with indicators of goodwill impairment. When indicators of goodwill impairment existed in 2009 and the discounted cash flows were less than the carrying value of the reporting unit, the Company used discount rates ranging between 13.0% and 13.8% in its 2009 analyses, taking into account each related reporting unit’s expected cash flow from operations, holding period and proceeds from the potential disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of potential disposition and terminal capitalization rate. The Company used terminal capitalization rates in its 2009 analyses ranging between 8.1% and 9.6%, based on the Company’s weighted average cost of capital, a hurdle rate assigned to each hotel to account for a hotel’s individual characteristics including, but not limited to, size, age and market supply, and an estimated average annual growth rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the terminal capitalization rate, the growth rate of each property’s projected revenues and expenses, the need for capital expenditures, as well as specific market and economic conditions.

As of December 31, 2011 and 2010, 73.4% and 100%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.6 billion and $1.1 billion as of December 31, 2011 and 2010, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging between 6.0% and 7.0%, the Company estimates that the fair market value of its debt as of December 31, 2011 and 2010 totaled $1.5 billion and $1.1 billion, respectively.

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2011 (in thousands):

	Total December 31,	Fair Value Measurements at Reporting Date
	2011	Level 1	Level 2	Level 3
Assets:
Interest rate cap derivative agreements	$386	$—	$386	$—
Life insurance policy	1,877	—	1,877	—
Total assets	$2,263	$—	$2,263	$—
Liabilities:
Retirement benefit agreement	$1,687	$—	$1,687	$—
Interest rate swap derivative agreement	1,567	—	1,567	—
Total liabilities	$3,254	$—	$3,254	$—

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2010 (in thousands):

	Total December 31,	Fair Value Measurements at Reporting Date
	2010	Level 1	Level 2	Level 3
Assets:
Other real estate, net (1)	$2,506	$—	$—	$2,506
Life insurance policy	1,868	—	1,868	—
Total assets	$4,374	$—	$1,868	$2,506
Liabilities:
Retirement benefit agreement	$1,868	$—	$1,868	$—
Total liabilities	$1,868	$—	$1,868	$—

(1)                  Includes the office building and land adjacent to one of the Company’s hotels that was impaired and recorded at fair value in June 2010.

The following table presents the activity recorded for assets measured at fair value on a non-recurring basis using Level 3 inputs during the reporting period (in thousands):

Goodwill
Balance at December 31, 2010	$4,673
Purchase of outside 50.0% equity interest in BuyEfficient	8,415
Balance at December 31, 2011	$13,088

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Gains:
Investment in unconsolidated joint ventures (1)	$69,230	$—	$—

Impairment charges:
Investment in hotel properties, net	—	—	(25,488)
Investment in hotel properties of discontinued operations, net	—	—	(192,286)
Goodwill	—	—	(3,948)
Other real estate, net	—	(1,943)	—
Other real estate of discontinued operations, net	(1,495)	—	—
Other assets, net	(10,862)	—	(1,416)
Investment in unconsolidated joint ventures	—	—	(26,007)
Other current assets of discontinued operations, net (2)	—	—	(3,007)
Total impairment charges	(12,357)	(1,943)	(252,152)

Total Level 3 measurement charges included in earnings	$56,873	$(1,943)	$(252,152)

(1)         Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

(2)         Includes goodwill impairment losses recorded on discontinued operations.

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

Other operating revenue consists of revenue derived from incidental hotel services such as concessions, movie rentals, retail sales, fitness services, internet access, telephone, and sublease revenues relating to the restaurants and retail shops, along with any performance guaranties. During 2009, the Company recognized $2.5 million of a $6.0 million performance guaranty received from Fairmont. As of December 31, 2009, the Company had fully utilized the $6.0 million performance guaranty. Other operating revenue also includes revenue generated by the Company’s commercial laundry facility located in Rochester, Minnesota, which provides laundry services to the Company’s hotels and other third parties in the area, as well as revenue generated by BuyEfficient subsequent to the Company’s acquisition of the outside 50.0% equity interest in BuyEfficient from Strategic in January 2011. Revenues from incidental hotel services, performance guaranties (if any), laundry services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

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

Dividends

The Company currently pays quarterly dividends to its Series A Cumulative Redeemable, Series D Cumulative Redeemable and Series C Cumulative Convertible Redeemable preferred stockholders as declared by the Board of Directors. The Company may also pay dividends on its common stock to the extent declared by the Board of Directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Distributed earnings representing nonforfeitable dividends of $0.4 million were allocated to the participating securities for the year ended December 31, 2009. No distributed earnings representing nonforfeitable dividends were allocated to the participating securities for either of the years ended December 31, 2011 or 2010. Undistributed earnings representing nonforfeitable dividends of $0.6 million, $0.1 million and zero were allocated to the participating securities for the years ended December 31, 2011, 2010 and 2009, respectively.

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards, the incremental common shares issuable upon the exercise of stock options and the conversion of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”), using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Numerator:
Net income (loss)	$81,299	$38,542	$(269,608)
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	—
Distributions to non-controlling interest	(30)	—	—
Dividends paid on unvested restricted stock compensation	—	—	(447)
Preferred stock dividends and accretion	(27,321)	(20,652)	(20,749)
Undistributed income allocated to unvested restricted stock compensation	(636)	(102)	—
Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$53,000	$17,788	$(290,804)
Denominator:
Weighted average basic and diluted common shares outstanding	117,206	99,709	69,820

Basic and diluted earnings available (loss attributable) to common stockholders per common share	$0.45	$0.18	$(4.17)

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009, as their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

Certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurement (Topic 820): Improving Disclosures About Fair Value Measurements,” (“ASU No. 2010-06”) became effective during the Company’s 2011 first quarter. Those provisions, which amended Subtopic 820-10, require the Company to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the previous aggregate presentation as a single line item. The adoption did not have a material impact on the Company’s financial statements or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU 2010-20 requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Entities with financing receivables are required to disclose, among other things:  a rollforward of the allowance for credit losses; credit quality information such as credit risk scores or external credit agency ratings; impaired loan information; modification information; and nonaccrual and past due information.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  The disclosures regarding troubled debt restructurings were effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company’s adoptions of the various components of ASU 2010-20 did not have a material impact on its financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”). ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact ASU 2011-04 will have on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”). ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” (“ASU No. 2011-12”). ASU No. 2011-12 defers the ASU No. 2011-05 requirement that companies display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. ASU No. 2011-12 also defers the requirement to report reclassification adjustments in interim periods. Both ASU No. 2011-05 and ASU No. 2011-12 require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoptions of either ASU No. 2011-05 or ASU No. 2011-12 will have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU No. 2011-08”). ASU No. 2011-08 simplifies how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of ASU No. 2011-08 will have a material impact on its financial statements. Should the Company perform a qualitative assessment on its goodwill in the future, however, additional disclosures will be required.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$265,108	$237,758
Buildings and improvements	2,639,867	1,867,786
Furniture, fixtures and equipment	342,880	251,743
Intangibles	164,961	34,081
Franchise fees	1,068	983
Construction in process	21,562	38,135
	3,435,446	2,430,486
Accumulated depreciation and amortization	(657,620)	(527,667)
	$2,777,826	$1,902,819

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The purchase price included $13.0 million of unrestricted cash held on the partnership’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $2.5 million during the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s consolidated statements of operations from the acquisition date of January 14, 2011 through the year ended December 31, 2011. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $30,000 during the year ended December 31, 2011, and are included in distributions to non-controlling interest on the Company’s consolidated statements of operations.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company recognized acquisition-related costs of $0.4 million during the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the JW Marriott New Orleans have been included in the Company’s consolidated statements of operations from the acquisition date of February 15, 2011 through Marriott’s year ended December 30, 2011.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. The purchase price included $3.7 million of unrestricted cash held on the joint venture’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.5 million for the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton San Diego Bayfront have been included in the Company’s consolidated statements of operations from the acquisition date of April 15, 2011 through the year ended December 31, 2011. The remaining 25.0% interest in the joint venture continues to be owned by Hilton Worldwide, and is included in non-controlling interest in consolidated joint ventures on the Company’s consolidated balance sheets and in income from consolidated joint venture attributable to non-controlling interest in the Company’s consolidated statements of operations.

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

Less:
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

In March 2009, the Company recorded an impairment of $0.1 million to impairment loss on a parcel of land adjacent to one of its hotels which was sold in June 2009. The Company received net proceeds of $0.1 million, and recorded a net loss of $0.1 million on this sale, which is included in interest and other income on the consolidated statements of operations.

In June 2009, the Company performed a review of each property for possible impairment in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In conjunction with this review, the Company recorded an impairment on its Marriott Del Mar of $25.4 million, which is included in impairment loss on the Company’s consolidated statements of operations.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011, and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011, along with the reacquisition of the Renaissance Westchester in June 2010, had all occurred on January 1, 2009. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Revenues	$873,505	$821,354	$791,063
Income available (loss attributable) to common stockholders from continuing operations	$51,210	$(17,292)	$(45,138)
Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.20	$(0.38)	$(0.95)

For the year ended December 31, 2011, the Company has included $169.1 million of revenues, and a net loss of $0.5 million in its consolidated statements of operations related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In April 2011, the Company sold the Royal Palm Miami Beach hotel for net proceeds of $129.8 million, including $39.8 million in cash and the $90.0 million Royal Palm note, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the first four months of 2011, as well as for the period that it owned the hotel during 2010, to discontinued operations on its consolidated statements of operations. The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain return hurdles.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the first seven months of 2011, as well as for the years ended December 31, 2010 and 2009 to discontinued operations on its consolidated statements of operations.

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the first 10 months of 2011, as well as for the years ended December 31, 2010 and 2009 to discontinued operations on its consolidated statements of operations.

The Company did not sell any hotels during 2010, but did, however, complete the disposal of 11 hotels pursuant to its secured debt restructuring program, which the Company initiated in 2009: W San Diego; Renaissance Westchester; Marriott Ontario Airport; and the “Mass Mutual eight” (Renaissance Atlanta Concourse, Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), Holiday Inn Downtown San Diego, Holiday Inn Express San Diego (Old Town), and Marriott Salt Lake City (University Park)). The Company reclassified the results of operations for all 11 of these hotels beginning in 2009 to discontinued operations on its consolidated statements of operations. In addition, in conjunction with its quarterly impairment analyses, the Company recorded $190.4 million in impairment losses to discontinued operations in 2009 to reduce the carrying values of these hotels to their book values. In June 2010, the Company deeded back the Renaissance Westchester, and subsequently reacquired the hotel from the lender during the same month. The $29.2 million non-recourse mortgage secured by the Renaissance Westchester was cancelled, and the Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations in June 2010. The Company completed the deed back of the W San Diego in July 2010, and title to the hotel was transferred to the lender. In connection with this deed back, the $65.0 million non-recourse mortgage secured by the W Hotel was cancelled. The Company recorded a gain on extinguishment of debt of $35.4 million to discontinued operations in July 2010, and removed the hotel’s net assets and liabilities from its 2010 consolidated balance sheet. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the third party purchaser. In connection with this sale, the $25.5 million non-recourse mortgage secured by the Marriott Ontario Airport was cancelled. The Company recorded a $5.1 million gain on extinguishment of debt to discontinued operations in August 2010, and removed the net assets and liabilities from its 2010 consolidated balance sheet. In November 2010, the Company completed the deed back of the Mass Mutual eight hotels, and titles to the hotels were transferred to the lender. In connection with this deed back, the $163.0 million non-recourse mortgage secured by the Mass Mutual eight hotels was cancelled. The Company recorded a gain on extinguishment of debt of $39.0 million to discontinued operations in November 2010, and removed the net assets and liabilities from its 2010 consolidated balance sheet. Additional gain of $19.6 million was deferred until all significant contingencies were resolved. As of December 31, 2010, five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. In June 2011, the Company paid termination fees of $1.5 million related to one of these five hotels, and the franchise agreements on the remaining four hotels were transferred to new owners, resulting in the Company’s recording $18.1 million to gain on extinguishment of debt in June 2011, which is included in discontinued operations.

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

The following sets forth the discontinued operations for the years ended December 31, 2011, 2010 and 2009 for the two hotel properties and the commercial laundry facility sold in 2011, the 10 hotel properties deeded back to lenders or sold by the receiver during 2010, the Renaissance Westchester held in receivership until its reacquisition by the Company in June 2010, and the three hotel properties sold in 2009, which all met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB ASC (in thousands):

	2011	2010	2009
Operating revenues	$18,059	$89,652	$151,322
Operating expenses	(13,926)	(80,896)	(126,921)
Interest expense	(567)	(17,828)	(23,368)
Depreciation and amortization expense	(1,951)	(8,558)	(18,603)
Impairment loss	(1,495)	—	(195,293)
Gain on extinguishment of debt	18,145	86,235	—
Gain (loss) on sale of hotels and other assets, net	14,912	—	(13,052)
Income (loss) from discontinued operations	$33,177	$68,605	$(225,915)

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$2,768	$2,768
Buildings and improvements	9,481	9,297
Furniture, fixtures and equipment	5,904	4,532
Construction in progress	62	97
	18,215	16,694
Accumulated depreciation	(6,544)	(5,766)
	11,671	10,928
Land held for investment	188	188
	$11,859	$11,116

In June 2010, the Company recorded an impairment loss of $1.9 million on an office building and land adjacent to one of its hotels in anticipation of a possible sale.

As of December 31, 2011, other real estate, net included a commercial laundry facility, an office building and a vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38.0% interest in the 460-room Doubletree Guest Suites Times Square located in New York City, New York. The Company accounted for its ownership interest in the hotel using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss in accordance with the Property, Plant and Equipment Topic of the FASB ASC, reducing the partners’ equity in the joint venture to a deficit. The Company had no guaranteed obligations to fund any losses of the partnership; therefore, in accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company’s impairment loss was limited to its remaining $26.0 million investment in the partnership. The impairment charge was taken against equity in net earnings (losses) of unconsolidated joint ventures, effectively reducing the Company’s investment in the partnership to zero on its balance sheet as of December 31, 2009.

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

In December 2007, the Company entered into a joint venture agreement with Strategic to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. As part of the Company’s agreement with Strategic, the cost of BuyEfficient’s participation in the Company’s Long-Term Incentive Plan continued to be borne solely by the Company. In accordance with the Investments — Equity Method and Joint Ventures Topic of the FASB ASC, the Company expensed the cost of stock-based compensation granted to employees of BuyEfficient as incurred to the extent the Company’s claim on BuyEfficient’s book value had not increased. The Company recognized this stock-based compensation expense based on fair value in accordance with the Compensation — Stock Compensation Topic and the Equity Topic of the FASB ASC. The Company recognized stock-based compensation expense for BuyEfficient for the years ended December 31, 2011, 2010 and 2009, all of which was included in equity in net earnings (losses) of unconsolidated joint ventures, as follows (in thousands):

	2011	2010	2009
Stock-based compensation expense	$4	$49	$74

The Company received no distributions from its BuyEfficient joint venture in 2011, $0.9 million in distributions in 2010, and $0.5 million in distributions in 2009.

In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheet as of December 31, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At December 31, 2011, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at December 31, 2011. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The second interest rate cap agreement was acquired in connection with the Company’s refinancing of debt secured by the Doubletree Guest Suites Times Square. The Company’s purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011 included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points, along with an interest rate cap agreement which the Company valued at $0.1 million at the acquisition date. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. The Company paid $0.9 million for this interest rate cap agreement. The notional amount of the related debt totaled $180.0 million at December 31, 2011.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $41.5 million as of December 31, 2011. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in a loss of $2.7 million for the year ended December 31, 2011, which has been reflected as an increase in interest expense. As of December 31, 2011, the fair values of the interest rate cap agreements totaled an asset of $0.4 million, and the fair value of the interest rate swap agreement was a liability of $1.6 million.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2011	2010
Property and equipment, net	$2,318	$1,758
Intangibles, net	8,476	—
Notes receivable	394	3,950
Other receivables	4,950	4,403
Other	3,439	2,632
	$19,577	$12,743

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of December 31, 2011, includes BuyEfficient’s intangible assets totaling $8.5 million net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.6 million at December 31, 2011, and amortization expense totaled $0.6 million for the year ended December 31, 2011.

In April 2011, the Company sold the Royal Palm Miami Beach hotel for net proceeds of $129.8 million, including $39.8 million in cash and the $90.0 million Royal Palm note. The Royal Palm note was included in other assets, net on the Company’s consolidated balance sheet until the Company sold the note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, the Company recorded an impairment loss of $10.9 million in September 2011.

In April 2010, the Company purchased two hotel loans with a combined principal amount of $32.5 million for a total purchase price of $3.7 million. The loans included (i) a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the Company’s Doubletree Guest Suites Times Square joint venture (see Footnote 6), and (ii) one-half of a $5.0 million, 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. The Company purchased the mezzanine loan for $3.45 million and the subordinate note for $250,000. In January 2011, the Company purchased the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.4 million on the remeasurement of its investment in the mezzanine loan to its fair market value. After this acquisition, the mezzanine loan was eliminated in consolidation on the Company’s balance sheet until the mezzanine loan was satisfied in conjunction with the Company’s refinancing of the debt secured by the Doubletree Guest Suites Times Square in October 2011.

In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of December 31, 2011, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company is accounting for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. In 2011, the Company received $0.1 million from the loan servicer, which was applied to the subordinate note’s principal balance in accordance with the cost recovery method. No amounts were received for the subordinate note during 2010.

9. Due to Third-Party Managers and Other Current Liabilities

Due to Third-Party Managers

IHR manages 11 of the Company’s 32 hotels as of December 31, 2011. The following amounts make up the net liability owed to IHR in regards to these 11 hotels (in thousands):

	December 31,
	2011	2010
Accrued payroll and employee benefits	$4,281	$3,760
Workers’ compensation	928	1,280
Accrued pension liability	3,810	2,315
Management and accounting fees payable	208	239
Reimbursements from IHR	—	(21)
	$9,227	$7,573

Other current liabilities of discontinued operations, net includes zero and $0.3 million due to IHR as of December 31, 2011 and 2010, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Property, sales, and use taxes payable	$8,985	$6,241
Accrued interest	5,611	5,261
Advanced deposits	5,132	2,710
Management fees payable	4,654	1,025
Other	4,083	1,670
	$28,465	$16,907

10. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2011	2010
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 19 hotel properties and one commercial laundry facility at December 31, 2011, and 18 hotel properties and one commercial laundry facility at December 31, 2010.	$1,091,306	$1,071,227
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	237,806	—
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	—
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	62,500	62,500
	1,571,612	1,133,727
Less: discount on Senior Notes	(1,135)	(2,197)
	1,570,477	1,131,530
Less: current portion	(53,935)	(16,196)
	$1,516,542	$1,115,334

In February 2011, the Company purchased the JW Marriott New Orleans for approximately $93.8 million. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel. The new mortgage bears a floating interest rate of 3-month LIBOR plus 325 basis points, matures in April 2016, and is subject to a 30-year amortization schedule.

In October 2011, the Company refinanced the $270.0 million non-recourse senior mortgage and mezzanine debt which the Company assumed in connection with its acquisition of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011. The $270.0 million non-recourse senior mortgage and mezzanine debt was scheduled to mature in January 2012, and bore a blended rate of 3-month LIBOR plus 115 basis points. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears a floating interest rate of 3-month LIBOR plus 325 basis points. The new mortgage requires payments of interest only for the first 24 months of the term, and is subject to a 30-year amortization schedule. The Company funded the remainder of the repayment of the prior loan with approximately $90.0 million of its unrestricted cash.

As of December 31, 2011 and 2010, the Company has $62.5 million in outstanding Senior Notes, which have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of the Debt Topic of the FASB ASC which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of the Debt Topic of the FASB ASC, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense for the years ended December 31, 2011, 2010 and 2009 includes $1.1 million, $1.0 million and $1.8 million, respectively, in accretion of the Senior Notes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer, as well as its 2008 year-end dividend consisting of both cash and stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The

Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and several of its subsidiaries have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

In November 2010, the Company entered into a new $150.0 million senior corporate credit facility. The interest rate for the facility ranges from 325 to 425 basis points over LIBOR, depending on the overall leverage of the Company. The initial term of the facility is three years with an option to extend for an additional one year. Subject to approval by the lender group, the facility may be increased to up to $250.0 million. The facility contains customary events of default relating to payments and breaches of representations and warranties. The Company drew down $40.0 million on the credit facility in October 2011 for general corporate purposes, repaying the full amount in the same month. As of December 31, 2011, the Company had no outstanding indebtedness under its credit facility.

In November 2010, the Company entered into a new $92.5 million non-recourse mortgage on its Hilton Times Square. The mortgage matures in 2020 and bears a fixed interest rate of 4.97%, with scheduled monthly principal and interest amounts based on a 30-year amortization. The proceeds from the mortgage were used in part to repay the maturing $81.0 million mortgage secured by the Company’s Hilton Times Square, which bore an interest rate of 5.915%. Excess proceeds were retained for general corporate purposes. The mortgage contains customary events of default relating to payments and breaches of representations and warranties.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	2011	2010	2009
Interest expense	$75,995	$64,813	$71,282
Interest expense — default rate (1)	—	884	472
Loss on derivatives	2,655	—	—
Accretion of Senior Notes	1,062	996	1,813
Amortization of deferred financing fees	3,232	1,585	1,811
Write-off of deferred financing fees	21	1,585	284
Loan penalties and fees (1)	—	311	207
	$82,965	$70,174	$75,869

(1)                  The default rate interest expense and the loan penalties and fees were incurred due to the Company’s elective default on the Mass Mutual loan.

Aggregate future principal maturities and amortization of notes payable at December 31, 2011, are as follows (in thousands):

2012	$53,935
2013	86,649
2014	30,447
2015	259,146
2016	472,889
Thereafter	668,546
Total	$1,571,612

11. Income Taxes

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

The income tax benefit (provision) included in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	345	4,187	5,177
State	96	1,069	1,317
	441	5,256	6,494
Valuation allowance	(441)	(5,256)	(6,494)
Provision for income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
NOL carryover	$39,097	$36,636
Other reserves	3,035	1,848
State taxes and other	(1,725)	1,582
Deferred tax asset before valuation allowance	40,407	40,066

Depreciation	(50)	(151)
Deferred tax liability before valuation allowance	(50)	(151)

Deferred tax assets (liabilities), net	40,357	39,915
Valuation allowance	(40,357)	(39,915)
	$—	$—

The Company has provided a valuation allowance against its deferred tax asset at December 31, 2011 and 2010. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statements of operations.

At December 31, 2011 and 2010, net operating loss carryforwards for federal income tax purposes total approximately $96.1 million and $93.0 million, respectively. These losses, which begin to expire in 2019, are available to offset future income through 2030.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2011, 2010 and 2009, distributions paid per share were characterized as follows (unaudited):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$—	—%

Preferred Stock — Series A
Ordinary income	$2.500	100.000%	$1.010	67.321%	$2.000	100.000%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	0.490	32.679	—	—
Total	$2.500	100.000%	$1.500	100.000%	$2.000	100.000%

Preferred Stock — Series C
Ordinary income	$1.965	100.000%	$0.794	67.321%	$1.572	100.000%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	0.385	32.679	—	—
Total	$1.965	100.000%	$1.179	100.000%	$1.572	100.000%

Preferred Stock — Series D
Ordinary income	$1.472	100.000%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.472	100.000%	$—	—%	$—	—%

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both December 31, 2011 and 2010.

13. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2005, the Company sold an aggregate of 4,850,000 shares of 8.0% Series A and B Cumulative Redeemable Preferred Stock (“Series A preferred stock” and “Series B preferred stock,” respectively) with a liquidation preference of $25.00 per share for gross proceeds of $121.3 million. Underwriting and other costs of the offering totaled $3.8 million. Net proceeds of $117.5 million were contributed to the Operating Partnership in exchange for preferred membership units with economic terms substantially identical to the Series A and B preferred stock. Subsequent to this offering, the shares of Series B preferred stock were exchanged for an equivalent number of shares of Series A preferred stock. The net proceeds were used to reduce borrowings under the Company’s credit facility in existence at the time and for acquisitions. As of March 17, 2010, the Series A preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of December 31, 2011, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

Dividends

The Company declared dividends per share on its Series A preferred stock, Series D preferred stock and common stock during 2011, 2010 and 2009 as follows:

	2011	2010	2009
Series A preferred stock	$2.000	$2.000	$2.000
Series D preferred stock	1.472	—	—
Common stock - cash	—	—	—
Common stock - stock	—	—	—
	$3.472	$2.000	$2.000

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

Operating Partnership Units

As of December 31, 2011, the Operating Partnership had 117,265,090 units outstanding, all of which are held by the Company.

14. Long-Term Incentive Plan

Stock Grants

The Company has a Long-Term Incentive Plan (“LTIP”) which provides for the granting to directors, officers and eligible employees of incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 6,050,000 common shares for issuance under the LTIP, and 2,775,769 shares remain available for future issuance as of December 31, 2011.

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

Compensation expense related to awards of restricted shares, restricted share units and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to these restricted shares, restricted share units and performance awards for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Compensation expense	$4,135	$5,811	$5,621
Forfeiture expense (credit) adjustments	$134	$(48)	$43

In December 2010, the Company recorded $1.7 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, Arthur L. Buser.

The following is a summary of non-vested stock grant activity:

	2011		2010		2009
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	668,934	$7.70	1,301,451	$7.68	692,767	$17.93
Granted	1,260,845	9.10	438,665	9.06	1,073,084	4.58
Vested	(428,935)	8.85	(767,052)	8.84	(400,647)	17.15
Forfeited	(93,692)	8.43	(304,130)	6.71	(63,753)	7.36
Outstanding at end of year	1,407,152	8.55	668,934	7.70	1,301,451	7.68

At December 31, 2011, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Chief Executive Officer and current Chairman Emeritus and Founder. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

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

15. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2011, 2010 and 2009 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2011	2010	2009
Continuing operations — property general and administrative expense, and corporate overhead expense	$21,902	$15,707	$15,160
Discontinued operations	290	2,011	3,608
	$22,192	$17,718	$18,768

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $3.6 million, $3.0 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the years ended December 31, 2011, 2010 and 2009 were $29.1 million, $26.1 million, and $28.7 million, respectively, of which royalties totaled $8.8 million, $9.2 million, and $10.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the years ended December 31, 2011, 2010 and 2009 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2011	2010	2009
Continuing operations — franchise costs	$29,115	$21,474	$20,658
Discontinued operations	—	4,665	7,995
	$29,115	$26,139	$28,653

Several of the Company’s franchise agreements contain corporate guaranties. In the event of a default under any of these franchise agreements, the Company may be liable for termination fees. Upon deed back of the Mass Mutual eight hotels in November 2010 pursuant to the 2009 secured debt restructuring program, five of the Mass Mutual eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, the Company was potentially liable for up to $19.6 million in termination fees. In June 2011, the Company paid $1.5 million in termination fees on the Residence Inn by Marriott Manhattan Beach. All contingencies relating to the remaining $18.1 million in termination fees were resolved in June 2011, and the Company recorded a gain on extinguishment of debt of $18.1 million to discontinued operations in June 2011. The Company no longer has any financial liabilities related to the Mass Mutual debt restructuring.

Renovation and Construction Commitments

At December 31, 2011, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2011 totaled $25.3 million.

Ground and Operating Leases

At December 31, 2011, nine of the Company’s 32 hotels were obligated to unaffiliated parties under the terms of eight ground leases and three air leases, which mature from dates ranging from 2037 through 2096, excluding renewal options. One of the air leases requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. At both December 31, 2010 and 2009, six of the Company’s 32 hotels were obligated to unaffiliated parties under the terms of five ground leases and one air lease. Total rent expense incurred pursuant to ground and air lease agreements for the years ended December 31, 2011, 2010 and 2009 was included in the Company’s consolidated statements of operations as follows (in thousands):

	2011	2010	2009
Continuing operations — property tax, ground lease and insurance (1)	$14,817	$5,209	$4,615
Discontinued operations	22	528	608
	$14,839	$5,737	$5,223

(1)  Beginning in 2010, ground lease expense also includes amortization of lease intangibles on a ground lease and an easement at two of the Company’s 32 hotels in 2010, and on three ground leases and an easement at four of the Company’s 32 hotels in 2011.

At December 31, 2011, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility totaled $0.3 million for both of the years ended December 31, 2011 and 2010, and $0.4 million for the year ended December 31, 2009, and was included in corporate overhead expense.

Future minimum payments under the terms of the eight ground leases, three air leases and the sublease on the corporate facility in effect at December 31, 2011 are as follows (in thousands):

2012	$8,624
2013	8,699
2014	8,755
2015	8,815
2016	8,876
Thereafter	392,853
Total	$436,622

Employment Agreements

As of December 31, 2011, the Company has employment agreements with certain executive employees, which expire through April 2014. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2011 (in thousands):

2012	$1,525
2013	914
2014	94
$2,533

Litigation

During the third quarter of 2011, the Company accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of its hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company had previously estimated that the ultimate liability for these lawsuits would range from between zero and $0.1 million, and, accordingly, the Company recorded a liability of $0.1 million in November 2010 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company and certain other defendants reached tentative settlements regarding two of the lawsuits comprising $1.0 million of the total $1.7 million accrual, which settlements are subject to final approval by the Superior Court of California, Los Angeles County and the Superior Court of California, Orange County. The Company is still in negotiations regarding the third claim, however the Company expects to incur a maximum of $0.7 million in related settlement or judgment costs and expenses.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2011, approximately 23.8% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

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

The benefits expected to be paid each year through 2021 as of December 31, 2011 are as follows (in thousands):

2012	$398
2013	403
2014	420
2015	438
2016	457
Thereafter	2,656
$4,772

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for each of the years ended December 31, 2011, 2010 and 2009, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Matching contributions into these various retirement plans totaled $0.6 million for the year ended December 31, 2011 and $0.9 million for both the years ended December 31, 2010 and 2009, all of which was included in property general and administrative expense.

Concentration of Risk

As of December 31, 2011, 10 of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 32% of the Company’s rooms and approximately 32% of the revenue generated by the Company’s 32 hotels during the year ended December 31, 2011. In addition, as of December 31, 2011, three of the Company’s 32 hotels were located in New York, representing approximately 10% of the Company’s rooms and approximately 16% of the revenue generated by the Company’s 32 hotels during the year ended December 31, 2011. The concentration of the Company’s hotels in California and New York exposes the Company’s business to natural disasters, economic conditions, competition and real and personal property tax rates unique to California and New York.

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

At December 31, 2011, the Company had $1.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2011.

16. Transactions With Affiliates

Other Reimbursements

From time to time, the Company pays for certain expenses such as payroll, insurance and other costs on behalf of certain affiliates. The affiliates generally reimburse such amounts on a monthly basis. At December 31, 2011 and 2010, amounts owed to the Company by its affiliates amounted to $6,000 and $44,000, respectively, and are included in due from affiliates in the accompanying consolidated balance sheets.

17. Variable Interest Entities

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

Prior to its purchase of the outside 62.0% interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the Company concluded its interest in the Doubletree Guest Suites Times Square joint venture was a VIE, but that it was not the primary beneficiary because it did not have the power to direct the activities that most significantly impact the economic performance of the Doubletree Guest Suites Times Square. The Company, therefore, accounted for this investment using the equity method. Subsequent to its purchase of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture in January 2011, the Company  consolidates the Doubletree Guest Suites Times Square with its continuing operations, however, based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Doubletree Guest Suites Times Square is not a variable interest entity.

In conjunction with the Company’s purchase of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Company concluded that its interest in this joint venture is not a variable interest entity. The Company, therefore, consolidates the Hilton San Diego Bayfront with its continuing operations based on voting control. Based on the six conditions stated in ASC 810-10-55-37, the Company has determined that the management agreement for the Hilton San Diego Bayfront does not cause the entity to be a variable interest entity.

18. Quarterly Operating Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2011 and 2010, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues — Continuing Operations
2011	$159,058	$218,254	$212,334	$245,083
2010	$137,786	$157,393	$152,475	$176,890

Operating income (loss) — Continuing Operations
2011	$(1,558)	$27,979	$3,671	$28,626
2010	$2,592	$12,933	$8,943	$14,977

Net income (loss)
2011	$51,335	$38,929	$(16,553)	$7,588
2010	$(21,091)	$308	$23,653	$35,672

Income available (loss attributable) to common stockholders per share — basic
2011	$0.39	$0.27	$(0.20)	$0.00
2010	$(0.27)	$(0.05)	$0.19	$0.28

Income available (loss attributable) to common stockholders per share — diluted
2011	$0.39	$0.26	$(0.20)	$0.00
2010	$(0.27)	$(0.05)	$0.19	$0.28

Income available (loss attributable) to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

19. Subsequent Events

On February 8, 2012, the Company repurchased $4.5 million of its Senior Notes for a price of $4.57 million plus accrued interest of approximately $13,000. Subsequent to the repurchase, the Company has $58.0 million in outstanding Senior Notes.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2011

(In Thousands)

	Balance at Beginning of Year (1)	Additions Charged to Operations (1)	Uncollectible Accounts Written Off (1)	Balance at End of Year (1)
Year ended December 31, 2011
Allowance for doubtful accounts	$114	$129	$(21)	$222

Year ended December 31, 2010
Allowance for doubtful accounts	$116	$83	$(85)	$114
Reserve for loan losses	$5,557	$—	$(5,557)	$—

Year ended December 31, 2009
Allowance for doubtful accounts	$256	$132	$(272)	$116
Reserve for loan losses	$—	$5,557	$—	$5,557

(1)                  Includes all hotel properties owned on December 31, 2011.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2011 (1)
	Encmbr		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Courtyard by Marriott Los Angeles		(b)	$—	$8,446	$—	$12,240	$—	$20,686	$20,686	$6,960	1999	5-35
Doubletree Guest Suites Minneapolis		(a)	1,150	9,953	—	7,903	1,150	17,856	19,006	4,313	2002	5-35
Doubletree Guest Suites Times Square	$180,000		27,351	201,660	—	219	27,351	201,879	229,230	4,636	2011	5-35
Embassy Suites Chicago	73,892		79	46,886	6,348	14,679	6,427	61,565	67,992	17,144	2002	5-35
Embassy Suites La Jolla	69,558		27,900	70,450	—	7,511	27,900	77,961	105,861	15,402	2006	5-35
Fairmont Newport Beach		(b)	—	65,769	—	31,757	—	97,526	97,526	20,840	2005	5-35
Hilton Del Mar		(a)	4,106	22,353	—	6,842	4,106	29,195	33,301	8,542	2002	5-35
Hilton North Houston	32,800		6,184	35,628	—	21,137	6,184	56,765	62,949	13,847	2002	5-35
Hilton San Diego Bayfront	237,806		—	424,992	—	79	—	425,071	425,071	5,480	2011	5-35
Hilton Times Square	90,970		—	221,488	—	9,108	—	230,596	230,596	47,551	2006	5-35
Hyatt Regency Newport Beach		(b)	—	30,549	—	13,687	—	44,236	44,236	12,170	2002	5-35
JW Marriott New Orleans	41,441		—	73,420	—	150	—	73,570	73,570	1,840	2011	5-35
Kahler Grand		(a)	3,411	45,349	—	22,746	3,411	68,095	71,506	22,613	1999	5-35
Kahler Inn & Suites		(b)	1,666	21,582	(173)	5,280	1,493	26,862	28,355	9,498	1999	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	31,824	51,598	202,062	253,660	32,242	2007	5-35
Marriott Del Mar	47,460		5,125	58,548	(2,026)	(18,893)	3,099	39,655	42,754	10,611	2006	5-35
Marriott Houston		(a)	4,167	19,155	—	12,085	4,167	31,240	35,407	7,386	2002	5-35
Marriott Park City		(a)	2,260	17,778	—	8,997	2,260	26,775	29,035	8,949	1999	5-35
Marriott Philadelphia		(a)	3,297	29,710	—	7,072	3,297	36,782	40,079	10,634	2002	5-35
Marriott Portland		(b)	5,341	20,705	—	3,530	5,341	24,235	29,576	8,837	2000	5-35
Marriott Quincy		(b)	14,375	97,875	—	4,188	14,375	102,063	116,438	16,904	2007	5-35
Marriott Rochester		(b)	1,851	39,714	—	8,463	1,851	48,177	50,028	17,990	1999	5-35
Marriott Troy		(a)	2,701	45,814	—	8,293	2,701	54,107	56,808	16,013	2002	5-35
Marriott Tysons Corner		(a)	3,897	43,528	(250)	13,723	3,647	57,251	60,898	16,118	2002	5-35
Renaissance Harborplace	98,583		25,085	102,707	—	17,283	25,085	119,990	145,075	26,200	2005	5-35
Renaissance Los Angeles Airport		(b)	7,800	52,506	—	1,821	7,800	54,327	62,127	9,755	2007	5-35
Renaissance Long Beach	32,461		10,437	37,300	—	11,979	10,437	49,279	59,716	10,520	2005	5-35
Renaissance Orlando at SeaWorld ®	82,108		—	119,733	30,716	27,872	30,716	147,605	178,321	31,532	2005	5-35
Renaissance Washington DC	130,465		14,563	132,800	—	19,074	14,563	151,874	166,437	32,532	2005	5-35
Renaissance Westchester (2)		(b)	5,751	17,069	—	3,335	5,751	20,404	26,155	1,133	2010	5-35
Residence Inn by Marriott Rochester		(b)	225	9,652	173	1,040	398	10,692	11,090	2,819	2004	5-35
Sheraton Cerritos		(b)	—	24,737	—	6,749	—	31,486	31,486	6,420	2005	5-35
	$1,293,544		$230,320	$2,318,094	$34,788	$321,773	$265,108	$2,639,867	$2,904,975	$457,431

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2011 (1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
TCS—Rochester	$1,528	$1,600	$—	$—	$8,143	$1,600	$8,143	$9,743	$2,464	1999	5-35
Office Building—Troy		2,224	2,140	(1,056)	(802)	1,168	1,338	2,506	401	2006	5-35
Land held for future development or sale		4,500	—	(4,312)	—	188	—	188	—	1999	NA
	$1,528	$8,324	$2,140	$(5,368)	$7,341	$2,956	$9,481	$12,437	$2,865

(1)                 The aggregate cost of properties for federal income tax purposes is approximately $3.1 billion (unaudited) at December 31, 2011.

(2)                 Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties			Other Real Estate Investments
	2011	2010	2009	2011	2010	2009

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$2,239,125	$2,082,247	$2,079,896	$12,253	$14,191	$14,436
Additions during year:
Acquisitions	727,423	137,711	—	—	—	—
Improvements	72,169	19,167	29,760	184	5	20
Impairment loss	—	—	(202,453)	—	(1,943)	—
Changes in reporting presentation	—	—	263,961	—	—	—
Disposals during the year	(133,742)	—	(88,917)	—	—	(265)
Balance at the end of the year	$2,904,975	$2,239,125	$2,082,247	$12,437	$12,253	$14,191
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$384,931	$318,583	$253,135	$2,561	$2,233	$1,874
Depreciation for the year	79,011	66,348	77,137	304	328	359
Changes in reporting presentation	—	—	10,721	—	—	—
Retirement	(6,511)	—	(22,410)	—	—	—
Balance at the end of the year	$457,431	$384,931	$318,583	$2,865	$2,561	$2,233

(a)                  Hotel is pledged as collateral by the non-recourse mortgage secured by deed of trust dated April 29, 2005 with a balance at December 31, 2011 of $214,040,000.

(b)                  Hotel is pledged as collateral by the credit facility entered into in November 2010. As of December 31, 2011, the Company has no outstanding indebtedness under its credit facility.