Form 10-Q
period 2012-03-31
Sunstone Hotel Investors, Inc.
filed 2012-05-03
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

119,108,077 shares of Common Stock, $0.01 par value, as of May 1, 2012

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,199	$150,533
Restricted cash	71,991	67,898
Accounts receivable, net	35,275	32,542
Inventories	2,638	2,608
Prepaid expenses	10,336	10,272
Total current assets	246,439	263,853
Investment in hotel properties, net	2,761,006	2,777,826
Other real estate, net	11,723	11,859
Deferred financing fees, net	13,637	14,651
Goodwill	13,088	13,088
Other assets, net	18,838	19,963
Total assets	$3,064,731	$3,101,240
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,370	$26,854
Accrued payroll and employee benefits	16,423	20,863
Due to Third-Party Managers	8,436	9,227
Dividends payable	7,437	7,437
Other current liabilities	31,164	28,465
Current portion of notes payable	111,346	53,935
Total current liabilities	197,176	146,781
Notes payable, less current portion	1,449,246	1,516,542
Other liabilities	13,284	12,623
Total liabilities	1,659,706	1,675,946
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 117,571,234 shares issued and outstanding at March 31, 2012 and 117,265,090 shares issued and outstanding at December 31, 2011	1,176	1,173
Additional paid in capital	1,313,581	1,312,566
Retained earnings	97,052	110,580
Cumulative dividends	(452,833)	(445,396)
Accumulated other comprehensive loss	(4,916)	(4,916)
Total stockholders’ equity	1,245,310	1,265,257
Non-controlling interest in consolidated joint ventures	59,715	60,037
Total equity	1,305,025	1,325,294
Total liabilities and equity	$3,064,731	$3,101,240

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

REVENUES
Room	$136,538	$106,480
Food and beverage	51,837	39,285
Other operating	16,846	13,293
Total revenues	205,221	159,058
OPERATING EXPENSES
Room	37,449	29,051
Food and beverage	36,846	29,726
Other operating	6,890	5,959
Advertising and promotion	11,115	8,622
Repairs and maintenance	8,614	7,272
Utilities	7,286	6,845
Franchise costs	6,731	5,250
Property tax, ground lease and insurance	16,766	13,992
Property general and administrative	25,247	20,020
Corporate overhead	5,300	7,657
Depreciation and amortization	34,756	26,222
Total operating expenses	197,000	160,616
Operating income (loss)	8,221	(1,558)
Equity in earnings of unconsolidated joint ventures	—	21
Interest and other income	63	109
Interest expense	(21,503)	(17,784)
Loss on extinguishment of debt	(191)	—
Gain on remeasurement of equity interests	—	69,230
Income (loss) from continuing operations	(13,410)	50,018
Income from discontinued operations	442	1,317
NET INCOME (LOSS)	(12,968)	51,335
Income from consolidated joint venture attributable to non-controlling interest	(560)	—
Distributions to non-controlling interest	(8)	(7)
Preferred stock dividends	(7,437)	(5,137)
Undistributed income allocated to unvested restricted stock compensation	—	(302)
Undistributed income allocated to Series C preferred stock	—	(209)
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(20,973)	$45,680

COMPREHENSIVE INCOME (LOSS)	$(12,968)	$51,335
Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.18)	$0.38
Income from discontinued operations	0.00	0.01
Basic income available (loss attributable) to common stockholders per common share	$(0.18)	$0.39
Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.18)	$0.38
Income from discontinued operations	0.00	0.01
Diluted income available (loss attributable) to common stockholders per common share	$(0.18)	$0.39
Weighted average common shares outstanding:
Basic	117,426	117,074
Diluted	117,426	117,074
Dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock				Common Stock		Additional			Accumulated Other	Non- Controlling Interest in Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Comprehensive Loss	Joint Ventures	Total
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294
Vesting of restricted common stock (unaudited)	—	—	—	—	306,144	3	1,015	—	—	—	—	1,018
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(882)	(882)
Series A preferred dividends and dividends payable at $0.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(3,525)	—	—	(3,525)
Series C preferred dividends and dividends payable at $0.393 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(1,612)	—	—	(1,612)
Series D preferred dividends and dividends payable at $0.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(2,300)	—	—	(2,300)
Net income (loss) and comprehensive income (loss) (unaudited)	—	—	—	—	—	—	—	(13,528)	—	—	560	(12,968)

Balance at March 31, 2012 (unaudited)	7,050,000	$176,250	4,600,000	$115,000	117,571,234	$1,176	$1,313,581	$97,052	$(452,833)	$(4,916)	$59,715	$1,305,025

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,968)	$51,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	9	3
Gain on sales of hotel property and other assets	(188)	—
Loss on extinguishment of debt	191	—
Gain on remeasurement of equity interests	—	(69,230)
Loss on derivatives, net	76	44
Depreciation	31,281	27,239
Amortization of franchise fees and other intangibles	4,510	1,613
Amortization and write-off of deferred financing fees	967	616
Amortization of loan discounts	266	261
Amortization of deferred stock compensation	946	544
Equity in earnings of unconsolidated joint ventures	—	(21)
Changes in operating assets and liabilities:
Restricted cash	(4,686)	11,938
Accounts receivable	(2,742)	(5,865)
Inventories	(30)	(4)
Prepaid expenses and other assets	3,303	1,408
Accounts payable and other liabilities	2,258	6,310
Accrued payroll and employee benefits	(4,440)	(2,153)
Due to Third-Party Managers	(791)	3
Discontinued operations	—	(970)
Net cash provided by operating activities	17,962	23,071
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	11	42
Restricted cash — replacement reserve	593	(2,422)
Acquisitions of hotel properties and other assets	(2,500)	(102,159)
Renovations and additions to hotel properties and other real estate	(21,786)	(32,606)
Net cash used in investing activities	(23,682)	(137,145)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,725)	(3,394)
Payment for repurchase of notes payable and related costs	(4,570)	—
Payments of deferred financing costs	—	(337)
Dividends paid	(7,437)	(5,137)
Distributions to non-controlling interest	(882)	(7)
Net cash used in financing activities	(18,614)	(8,875)
Net decrease in cash and cash equivalents	(24,334)	(122,949)
Cash and cash equivalents, beginning of period	150,533	276,034
Cash and cash equivalents, end of period	$126,199	$153,085
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$20,933	$16,469
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$4,919	$13,447
Amortization of deferred stock compensation — construction activities	$72	$57
Amortization of deferred stock compensation — unconsolidated joint venture	$—	$2
NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisitions of hotel properties	$—	$312,183
Dividends payable	$7,437	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2012, the Company had interests in 32 hotels (the “32 hotels”). The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 12 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 11 of the Company’s 32 hotels; Highgate Hotels, manager of three of the Company’s 32 hotels; Hilton Worldwide, manager of two of the Company’s 32 hotels; and Davidson Hotels & Resorts, Fairmont Hotels & Resorts (U.S.), Hyatt Corporation and Sage Hospitality Resources, each a manager of one of the Company’s 32 hotels.  In addition, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both March 31, 2012 and December 31, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers.  These hotel managers use different reporting periods.  Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year.The Company’s other hotel managers report operations on a standard monthly calendar.  The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2011 results of operations for the Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Fair Value of Financial Instruments

As of March 31, 2012 and December 31, 2011, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirements of the Fair Value Measurements and Disclosure Topic of the FASB ASC, which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

As discussed in Note 7, during 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the acquisition of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $0.3 million and $0.4 million as of March 31, 2012 and December 31, 2011, respectively. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.6 million as of both March 31, 2012 and December 31, 2011. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

The Company is responsible for paying the premiums, if any, for a $5.0 million split life insurance policy for its former Executive Chairman and Chief Executive Officer, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.9 million as of both March 31, 2012 and December 31, 2011. These amounts are included in other assets, net in the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a Retirement Benefit Agreement. The Company has valued the Retirement Benefit Agreement using Level 2 measurements at $1.7 million as of both March 31, 2012 and December 31, 2011. The agreement calls for the balance of the Retirement Benefit Agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company paid Mr. Alter $0.2 million in 2011, which will be reimbursed to the Company in 2012 using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. For the three months ended March 31, 2012 and 2011, the Company did not identify any properties or other assets with indicators of impairment.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three months ended March 31, 2012 and 2011, the Company did not identify any goodwill with indicators of impairment.

As of March 31, 2012 and December 31, 2011, 73.3% and 73.4%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt totaled $1.6 billion as of both March 31, 2012 and December 31, 2011. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging between 6.0% and 7.0%, the Company estimates that the fair market value of its debt as of both March 31, 2012 and December 31, 2011 totaled $1.5 billion.

The following table presents our assets measured at fair value on a recurring and non-recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2012 (unaudited):
Interest rate cap derivative agreements	$313	$—	$313	$—
Life insurance policy	1,886	—	1,886	—
Total assets at March 31, 2012	$2,199	$—	$2,199	$—
December 31, 2011:
Interest rate cap derivative agreements	$386	$—	$386	$—
Life insurance policy	1,877	—	1,877	—
Total assets at December 31, 2011	$2,263	$—	$2,263	$—

The following table presents our liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2012 (unaudited):
Interest rate swap derivative agreement	$1,570	$—	$1,570	$—
Retirement benefit agreement	1,696	—	1,696	—
Total liabilities at March 31, 2012	$3,266	$—	$3,266	$—
December 31, 2011:
Interest rate swap derivative agreement	$1,567	$—	$1,567	$—
Retirement benefit agreement	1,687	—	1,687	—
Total liabilities at December 31, 2011	$3,254	$—	$3,254	$—

The following table presents the gains included in earnings as a result of applying Level 3 measurements for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Investment in unconsolidated joint ventures (1)	$—	$69,230
Total Level 3 measurement gains included in earnings	$—	$69,230

(1)                       Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at March 31, 2012 and December 31, 2011 includes an allowance for doubtful accounts of $0.3 million and $0.2 million, respectively.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During 2011, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in the Company’s purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

During the three months ended March 31, 2012 the Company did not incur or pay any deferred financing fees. During the three months ended March 31, 2011, the Company incurred and paid approximately $0.3 million in deferred financing fees related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

Total amortization of deferred financing fees for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$967	$613
Discontinued operations:
Amortization of deferred financing fees	—	3
Total amortization of deferred financing fees	$967	$616

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2012 and 2011, undistributed earnings representing nonforfeitable dividends of zero and $0.3 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$(12,968)	$51,335
Income from consolidated joint ventures attributable to non-controlling interest	(560)	—
Distributions to non-controlling interest	(8)	(7)
Preferred stock dividends	(7,437)	(5,137)
Undistributed income allocated to unvested restricted stock compensation	—	(302)
Undistributed income allocated to Series C preferred stock	—	(209)
Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(20,973)	$45,680
Denominator:
Weighted average basic and diluted common shares outstanding	117,426	117,074
Basic and diluted earnings available (loss attributable) to common stockholders per common share	$(0.18)	$0.39

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three months ended March 31, 2012 and 2011, as their inclusion would have been anti-dilutive.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Land	$265,108	$265,108
Buildings and improvements	2,646,951	2,639,867
Furniture, fixtures and equipment	348,308	342,880
Intangibles	164,961	164,961
Franchise fees	1,157	1,068
Construction in process	27,389	21,562
	3,453,874	3,435,446
Accumulated depreciation and amortization	(692,868)	(657,620)
	$2,761,006	$2,777,826

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Doubletree Guest Suites Times Square, JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront which occurred during the first and second quarters of 2011 had occurred on January 1, 2011. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

Three Months Ended March 31, 2011
(unaudited)
Revenues	$193,770
Income available to common stockholders from continuing operations	$52,633
Income per diluted share available to common stockholders from continuing operations	$0.40

For the three months ended March 31, 2011, the Company has included $13.8 million of revenues, and a net loss of $5.2 million in its consolidated statements of operations related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In April 2011, the Company sold the Royal Palm Miami Beach for net proceeds of $129.8 million, including $39.8 million in cash and a $90.0 million note receivable from the buyer of the hotel, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the three months ended March 31, 2011, to discontinued operations on its consolidated statements of operations. The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain hurdles.

Prior to its acquisition of the Royal Palm Miami Beach in August 2010, the Company purchased a portion of the hotel’s subordinate debt with a principal amount of $17.1 million for $3.0 million. In conjunction with the purchase of the hotel, the Company received $5.4 million, net of related costs, as a partial payment of this subordinate debt, and recorded a receivable of $3.1 million for additional amounts to be received in 2012 related to this subordinate debt. In addition, the Company recorded a receivable of $0.9 million related to prior owner real estate taxes paid by the Company which were to be reimbursed. During the first quarter of 2012, the Company received a total of $4.2 million from the special servicer, which included the $4.0 million expected payment related to the hotel’s subordinate debt and real estate taxes, along with an additional $0.2 million as reimbursement for certain transaction related invoices. The Company recorded a $0.2 million gain on the sale of the hotel in March 2012 to discontinued operations on its consolidated statements of operations. Also during the first quarter of 2012, the Company received notice regarding real estate and personal property tax refunds totaling $0.3 million due to the Company relating to its ownership periods during the 2010 and 2011 tax years. The Company has included the $0.3 million in discontinued operations on its consolidated statements of operations.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the three months ended March 31, 2011 to discontinued operations on its consolidated statements of operations.

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the three months ended March 31, 2011 to discontinued operations on its consolidated statements of operations.

The following sets forth the discontinued operations for the three months ended March 31, 2012 and 2011, related to the two hotel properties and the commercial laundry facility sold in 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Operating revenues	$—	$10,398
Operating (expenses) credits	265	(7,228)
Interest expense	—	(160)
Depreciation and amortization expense	—	(1,693)
Gain on sale of hotel	177	—
Income from discontinued operations	$442	$1,317

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Land	$2,768	$2,768
Buildings and improvements	9,503	9,481
Furniture, fixtures and equipment	5,928	5,904
Construction in progress	117	62
	18,316	18,215
Accumulated depreciation	(6,781)	(6,544)
	11,535	11,671
Land held for investment	188	188
	$11,723	$11,859

As of March 31, 2012, other real estate, net included a commercial laundry facility, an office building and a vacant parcel of land.

6. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38.0% interest in the Doubletree Guest Suites Times Square located in New York City, New York. The Company accounted for its ownership interest in the hotel using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million, and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.1 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the hotel which it purchased in April 2010 for $3.45 million to its fair market value. Subsequent to this acquisition, the Company has consolidated the results of operations of the Doubletree Guest Suites Times Square with its continuing operations, and the mezzanine loan was eliminated in consolidation on the Company’s balance sheet until the mezzanine loan was satisfied in conjunction with the Company’s refinancing of the debt secured by the Doubletree Guest Suites Times Square in October 2011.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At March 31, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at March 31, 2012. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The second interest rate cap agreement was acquired in connection with the Company’s refinancing of debt secured by the Doubletree Guest Suites Times Square. The Company’s purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011 included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points, along with an interest rate cap agreement which the Company valued at $0.1 million at the acquisition date. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. The Company paid $0.9 million for this interest rate cap agreement. The notional amount of the related debt totaled $180.0 million at March 31, 2012.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $41.3 million as of March 31, 2012. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net losses of $0.1 million and $44,000 which have been reflected as increases in interest expense for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the fair values of the interest rate cap agreements totaled an asset of $0.3 million and $0.4 million, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.6 million as of both March 31, 2012 and December 31, 2011, and is included in other liabilities on the Company’s consolidated balance sheets.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Deposits on potential acquisitions	$2,500	$—
Property and equipment, net	2,342	2,318
Intangibles, net	8,327	8,476
Interest rate cap derivative agreements	313	386
Note receivable	350	394
Other receivables	1,575	4,950
Other	3,431	3,439
	$18,838	$19,963

In March 2012, the Company paid a $2.5 million refundable deposit on a potential hotel acquisition.

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of March 31, 2012 and December 31, 2011, include BuyEfficient’s intangible assets totaling $8.3 million and $8.5 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.7 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively, and amortization expense totaled $0.1 million for both the three months ended March 31, 2012 and 2011.

In April 2010, the Company paid $250,000 to purchase one-half of a $5.0 million 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of March 31, 2012, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company will continue to account for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. The Company received $44,000 and $0.1 million during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, which payments were applied to the subordinate note’s principal balance in accordance with the cost recovery method.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from July 2012 through May 2021. The notes are collateralized by first deeds of trust on 19 hotel properties and one commercial laundry facility at both March 31, 2012 and December 31, 2011.	$1,086,334	$1,091,306
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	237,053	237,806
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	58,000	62,500
	1,561,387	1,571,612
Less: discount on Senior Notes	(795)	(1,135)
	1,560,592	1,570,477
Less: current portion	(111,346)	(53,935)
	$1,449,246	$1,516,542

In February 2012, the Company repurchased $4.5 million in aggregate principal amount of the Senior Notes for $4.57 million, including $13,000 in interest, using its existing cash.  After the repurchase, such Senior Notes were cancelled.  The Company wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt.

As of March 31, 2012 and December 31, 2011, the Company has $58.0 million and $62.5 million, respectively, in outstanding Senior Notes, which have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of the Debt Topic of the FASB ASC which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of the Debt Topic of the FASB ASC, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense for both the three months ended March 31, 2012 and 2011 includes $0.3 million in accretion of the Senior Notes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer, as well as its 2008 year-end dividend consisting of both cash and stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and several of its subsidiaries have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

In February 2011, the Company purchased the JW Marriott New Orleans for approximately $93.8 million. The acquisition included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. Interest on the mortgage has been swapped to a fixed rate of 5.45%. The mortgage matures in September 2015, and is subject to a 25-year amortization schedule.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Interest expense	$20,194	$16,866
Loss on derivatives, net	76	44
Accretion of Senior Notes	266	261
Amortization of deferred financing fees	967	613
	$21,503	$17,784

10. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Property, sales and use taxes payable	$10,075	$8,985
Accrued interest	4,815	5,611
Advance deposits	8,209	5,132
Management fees payable	3,729	4,654
Other	4,336	4,083
	$31,164	$28,465

Other liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Interest rate swap derivative agreement	$1,569	$1,567
Deferred revenue	1,068	1,191
Deferred rent	7,394	6,684
Other	3,253	3,181
	$13,284	$12,623

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both March 31, 2012 and December 31, 2011.

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

The Company’s 7,050,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) have a liquidation preference of $25.00 per share, and are redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of March 31, 2012, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

Common Stock

In November 2010, the Company issued 19,500,000 shares of its common stock for net proceeds of approximately $190.6 million. The Company used a portion of these proceeds to fund the purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011, the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture in January 2011, the purchase of the JW Marriott New Orleans in February 2011, the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011, and for growth capital expenditures and other general corporate purposes, including working capital.

13. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from one to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of three measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Total compensation expense, including forfeitures	$1,440	$806
Forfeiture (credit) expense adjustments	$(3)	$129

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2012 and 2011 were included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$5,461	$4,013
Discontinued operations	—	140
	$5,461	$4,153

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay certain of its third-party managers incentive management fees. Total incentive management fees incurred by the Company were $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2012 and 2011 were $6.7 million and $5.3 million, respectively, of which royalties totaled $2.1 million and $1.8 million, for the three months ended March 31, 2012 and 2011, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At March 31, 2012, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at March 31, 2012 totaled $33.3 million.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three months ended March 31, 2012 and 2011 was included in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance expense	$4,171	$2,555
Discontinued operations	—	9
	$4,171	$2,564

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended March 31, 2012 and 2011, and was included in corporate overhead expense.

Concentration of Risk

As of March 31, 2012, 10 of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 32% of the Company’s rooms and approximately 35% of the revenue generated by the Company’s 32 hotels during the three months ended March 31, 2012. In addition, as of March 31, 2012, three of the Company’s 32 hotels were located in New York, representing approximately 10% of the Company’s rooms and approximately 13% of the revenue generated by the Company’s 32 hotels during the three months ended March 31, 2012. The concentration of the Company’s hotels in California and New York exposes the Company’s business to natural disasters, economic conditions, competition and real and personal property tax rates unique to California and New York.

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

At March 31, 2012, the Company had $1.4 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through March 31, 2012.

During the third quarter of 2011, the Company accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of its hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company had previously estimated that the ultimate liability for one of the lawsuits would range from between zero and $0.1 million, and, accordingly, the Company recorded a liability of $0.1 million in November 2010 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company and certain other defendants reached court-approved settlements regarding two of the lawsuits comprising $1.0 million of the total $1.7 million accrual, resulting in a $0.1 million reversal of a portion of the liability for one of the claims during the first quarter of 2012. The Company is still in negotiations regarding the third claim, however the Company expects to incur a maximum of $0.7 million in related settlement or judgment costs and expenses.

15. Subsequent Events

On April 26, 2012, the Company used existing cash to repay the remaining balance on its $32.2 million non-recourse mortgage secured by the Renaissance Long Beach, which was scheduled to mature in July 2012.

On May 2, 2012, the Company announced that it has signed a purchase and sale agreement to acquire the leasehold interest in the 417-room Wyndham Chicago for a total purchase price of $88.4 million. The acquisition will be funded with $30.0 million of cash on hand and $58.4 million of the Company’s common stock, which will be issued to the seller at a price equivalent to $10.71 per share. The Company expects the purchase of the hotel to close during the second quarter of 2012.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2012, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•                  general economic and business conditions affecting the lodging and travel industry internationally, nationally and locally, including a prolonged U.S. recession or global economic slowdown;

•                  our need to operate as a REIT and comply with other applicable laws and regulations;

•                  rising operating expenses;

•                  relationships with and requirements of franchisors and hotel brands;

•                  relationships with and the performance of the managers of our hotels;

•                  the ground or air leases for nine of the 32 hotels in which we had interests as of March 31, 2012;

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

We own primarily upper upscale and upscale hotels in the United States. As of March 31, 2012, we had interests in 32 hotels. Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hilton, Fairmont, Hyatt and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While we believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands, we also believe that in certain markets the strongest demand growth may come from the travelers who prefer non-branded hotels that focus on highly customized service standards.

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

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

•                  Proactive Portfolio Management: The leaders of each of our core disciplines function as a portfolio management team.  The portfolio management team’s purpose is to strategically maximize the long-term value of our assets by enhancing portfolio quality / scale, optimizing market exposure, and improving effectiveness / efficiency of decision making by developing long-term portfolio objectives, asset-specific plans and a comprehensive external growth strategy.  The team is responsible for developing portfolio-wide objectives related to brand and operator relationships, asset quality and scale targets, target markets, capital investments, and asset-level capitalization.  The team is also responsible for developing a comprehensive portfolio growth strategy and decision support tools.  Our portfolio strategy may include the disposition of non-core hotels.

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

During the past two years and continuing into 2012, we witnessed improving business and consumer sentiment, which resulted in improved hotel revenues and profits. Accordingly, we believe we are currently in the early stages of a recovery phase of the lodging cycle, during which hotels acquired are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Accordingly, we deployed a portion of our excess cash balance during 2011 towards selective acquisitions, including the purchases of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture, the JW Marriott New Orleans, and the 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

In February 2012, we repurchased $4.5 million in aggregate principal amount of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) for $4.57 million, including $13,000 in interest, using our existing cash.  After the repurchase, such Senior Notes were cancelled.  We wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt.

As of March 31, 2012, the weighted average term to maturity of our debt is approximately 5.5 years, and 73.3% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on the variable rates at March 31, 2012 is 5.0%. As of March 31, 2012, approximately $321.3 million of our total debt matures over the next four years ($32.0 million in 2012, $58.0 million in 2013, assuming we repay our Senior Notes remaining balance of $58.0 million at the first put date in 2013, none in 2014 and $231.3 million in 2015). The $321.3 million does not include $16.2 million of scheduled loan amortization payments due in 2012, $23.6 million due in 2013, $30.0 million due in 2014, or $27.4 million due in 2015. On April 26, 2012, we used our existing cash to repay the remaining balance on the $32.2 million non-recourse mortgage secured by the Renaissance Long Beach, which was originally scheduled to mature in July 2012.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 32 hotels, and includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront;

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, contract and professional fees, entity-level state franchise and minimum tax payments, travel expenses and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel and commercial laundry facility, buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and intangibles.

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

•                  Loss on extinguishment of debt, which includes the loss we recognized on the repurchase and cancellation of the Senior Notes;

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

•                  Preferred stock dividends, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”), Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”);

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method; and

•                  Undistributed income allocated to Series C preferred stock, which includes undistributed income allocated to our Series C preferred stock assuming 100% of our net income is distributed to each class of stock (common and convertible preferred stock) based on their contractual rights pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 5.3% as compared to 2009, with a 210 basis point increase in portfolio occupancy. These improving demand trends continued in 2011 and in the first quarter of 2012, and Comparable Portfolio RevPAR increased 7.2% in 2011 as compared to 2010, and 5.5% in the first quarter of 2012 as compared to the first quarter of 2011. Portfolio occupancy increased 260 basis points in 2011 as compared to 2010, and 420 basis points in the first quarter of 2012 as compared to the first quarter of 2011. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters as economic growth, employment and business investment are expected to increase.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 32 hotels (13,208 rooms) as of March 31, 2012 and 31 hotels (12,010 rooms) as of March 31, 2011. Income from discontinued operations for the three months ended March 31, 2012 includes a final distribution of proceeds on a subordinate note we held prior to our purchase of the Royal Palm Miami Beach, along with reimbursements for expenses related to the Royal Palm Miami Beach. We sold this hotel in April 2011. Income from discontinued operations for the three months ended March 31, 2011 includes the results of operations for the following: the Royal Palm Miami Beach, which we sold in April 2011; a commercial laundry facility located in Salt Lake City, Utah, which we sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which we sold in October 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)
REVENUES
Room	$136,538	$106,480	$30,058	28.2%
Food and beverage	51,837	39,285	12,552	32.0%
Other operating	16,846	13,293	3,553	26.7%
Total revenues	205,221	159,058	46,163	29.0%
OPERATING EXPENSES
Hotel operating	131,697	106,717	24,980	23.4%
Property general and administrative	25,247	20,020	5,227	26.1%
Corporate overhead	5,300	7,657	(2,357)	(30.8)%
Depreciation and amortization	34,756	26,222	8,534	32.5%
Total operating expenses	197,000	160,616	36,384	22.7%
Operating income (loss)	8,221	(1,558)	9,779	627.7%
Equity in earnings of unconsolidated joint ventures	—	21	(21)	(100.0)%
Interest and other income	63	109	(46)	(42.2)%
Interest expense	(21,503)	(17,784)	(3,719)	(20.9)%
Loss on extinguishment of debt	(191)	—	(191)	(100.0)%
Gain on remeasurement of equity interests	—	69,230	(69,230)	(100.0)%
Income (loss) from continuing operations	(13,410)	50,018	(63,428)	(126.8)%
Income from discontinued operations	442	1,317	(875)	(66.4)%
Net income (loss)	(12,968)	51,335	(64,303)	(125.3)%
Income from consolidated joint venture attributable to non-controlling interest	(560)	—	(560)	(100.0)%
Distributions to non-controlling interest	(8)	(7)	(1)	(14.3)%
Preferred stock dividends	(7,437)	(5,137)	(2,300)	(44.8)%
Undistributed income allocated to unvested restricted stock compensation	—	(302)	302	100.0%
Undistributed income allocated to Series C preferred stock	—	(209)	209	100.0%
Income available (loss attributable) to common stockholders	$(20,973)	$45,680	$(66,653)	(145.9)%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 32 hotel Comparable Portfolio, which includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront.

Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
73.8%	$159.14	$117.45	69.6%	$159.93	$111.31	420	bps	(0.5)%	5.5%

Non-GAAP Financial Measures. The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2012 and 2011. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands)	(in thousands)
Net income (loss)	$(12,968)	$51,335
Operations held for investment:
Depreciation and amortization	34,756	26,222
Amortization of lease intangibles	1,035	937
Interest expense	20,194	16,866
Amortization of deferred financing fees	967	613
Non-cash interest related to discount on Senior Notes	266	261
Non-cash interest related to loss on derivatives, net	76	44
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(560)	—
Depreciation and amortization	(1,419)	—
Interest expense	(570)	—
Amortization of deferred financing fees	(56)	—
Non-cash interest related to loss on derivative	(1)	—
Unconsolidated joint ventures:
Depreciation and amortization	—	3
Discontinued operations:
Depreciation and amortization	—	1,693
Interest expense	—	157
Amortization of deferred financing fees	—	3
EBITDA	41,720	98,134
Operations held for investment:
Amortization of deferred stock compensation	946	544
Non-cash straightline lease expense	696	240
Gain on sale of assets	(11)	—
Loss on extinguishment of debt	191	—
Gain on remeasurement of equity interests	—	(69,230)
Lawsuit settlement reversal of costs	(145)	—
Closing costs — completed acquisitions	—	2,739
Non-controlling interests:
Non-cash straightline lease expense	(113)	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	2
Discontinued operations
Gain on sale of assets	(177)	—
	1,387	(65,705)
Adjusted EBITDA	$43,107	$32,429

Adjusted EBITDA was $43.1 million for the three months ended March 31, 2012 as compared to $32.4 million for the same period in 2011. Adjusted EBITDA increased $10.7 million in 2012 as compared to 2011 primarily due to additional earnings generated by the Hilton San Diego Bayfront, which we purchased during the second quarter of 2011, combined with increased earnings at our other hotels.

The following table reconciles net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three months ended March 31, 2012 and 2011. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, any real estate impairment loss, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands)	(in thousands)
Net income (loss)	$(12,968)	$51,335
Preferred stock dividends	(7,437)	(5,137)
Operations held for investment:
Real estate depreciation and amortization	34,449	25,945
Amortization of lease intangibles	1,035	937
Gain on sale of assets	(11)	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(560)	—
Real estate depreciation and amortization	(1,419)	—
Discontinued operations:
Real estate depreciation and amortization	—	1,693
Gain on sale of assets	(177)	—
FFO	12,912	74,773
Operations held for investment:
Non-cash straightline lease expense	696	240
Non-cash interest related to loss on derivatives, net	76	44
Loss on extinguishment of debt	191	—
Gain on remeasurement of equity interests	—	(69,230)
Lawsuit settlement reversal of costs	(145)	—
Closing costs — completed acquisitions	—	2,739
Non-controlling interests:
Non-cash straightline lease expense	(113)	—
Non-cash interest related to loss on derivative	(1)	—
	704	(66,207)
Adjusted FFO	$13,616	$8,566

Adjusted FFO was $13.6 million for the three months ended March 31, 2012 as compared to $8.6 million for the same period in 2011. Adjusted FFO increased $5.0 million in 2012 as compared to 2011 primarily due to additional earnings generated by the Hilton San Diego Bayfront, which we purchased during the second quarter of 2011, combined with increased earnings at our other hotels.

Room revenue. Room revenue increased $30.1 million, or 28.2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. We acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel) and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These three recently acquired hotels (the “three recently acquired hotels”) generated additional room revenue of $23.6 million during the three months ended March 31, 2012. Room revenue generated by the 29 hotels we owned prior to January 1, 2011 (our “existing portfolio”) increased $6.5 million during the first quarter of 2012 as compared to the first quarter of 2011 due to an increase in occupancy ($7.5 million) partially offset by a decrease in ADR ($1.0 million).

Food and beverage revenue. Food and beverage revenue increased $12.6 million, or 32.0%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our three recently acquired hotels contributed an additional $11.2 million to food and beverage revenue during the first quarter of 2012. Food and beverage revenue in our existing portfolio increased $1.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to increased occupancy in our hotels, which drove revenue growth in both outlets and banquets. In addition, outlet revenue increased in our existing portfolio during the first quarter of 2012 as compared to the first quarter of 2011 as many outlets remained closed due to renovation in 2011.

Other operating revenue. Other operating revenue increased $3.6 million, or 26.7%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our three recently acquired hotels contributed an additional $2.3 million to other operating revenue during the first quarter of 2012. In addition, other operating revenue increased $0.3 million in the first quarter of 2012 as compared to the first quarter of 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. BuyEfficient contributed an additional $0.1 million in other operating revenue during the first quarter of 2012 as compared to the same period in 2011 due to increased transaction fees. Other operating revenue in our existing portfolio increased $0.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, as increased revenue at our commercial laundry facility and increased parking revenue at our existing hotels was offset by decreased telephone, guest movies, and cancellation and attrition revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $25.0 million, or 23.4%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The three recently acquired hotels contributed an additional $21.8 million to hotel operating expenses during the first quarter of 2012. Hotel operating expenses in our existing portfolio increased $3.2 million during the three months ended March 31, 2012 as compared to the same period in 2011. This increase in hotel operating expenses is primarily related to the corresponding increased room, food, beverage and parking revenue. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2012 as compared to the same period in 2011 due to increases in the following expenses: advertising and promotion and repairs and maintenance as the hotels increased spending due to the improved economy; and franchise costs due to the increased hotel revenue. These increases were slightly offset by decreased utility expenses due to the mild weather in the first quarter of 2012, combined with decreased property taxes due to prior year tax refunds and lower tax assessments received on several of our hotels during the first quarter of 2012.

Property general and administrative expense. Property general and administrative expense increased $5.2 million, or 26.1%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The three recently acquired hotels contributed an additional $3.3 million to property general and administrative expense during the first quarter of 2012. Property general and administrative expense in our existing portfolio, commercial laundry facility and BuyEfficient increased $1.9 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased contract and professional fees, training and travel.

Corporate overhead expense. Corporate overhead expense decreased $2.4 million, or 30.8%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to decreased acquisition and due diligence costs. During the first quarter of 2012, we incurred due diligence costs of $0.2 million related to in process or abandoned projects. During the first quarter of 2011, we incurred due diligence costs of $2.7 million related to our completed acquisitions, and an additional $0.3 million related to in process or abandoned projects. In addition, corporate overhead expense decreased during the first quarter of 2012 as compared to the same period in 2011 due to a $0.3 million reduction in legal expenses and a $0.1 million reduction in entity-level state franchise and minimum tax expense. A portion of the decrease in legal expenses is due to a court-approved settlement, which reversed $0.1 million in legal settlement costs that we had initially accrued during the third quarter of 2011 regarding a claim by certain employees at three of our hotels. These decreases were partially offset by a $0.3 million increase in payroll and related expenses, a $0.4 million increase in deferred stock compensation expense and a $0.1 million increase in donations expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $8.5 million, or 32.5%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The three recently acquired hotels contributed an additional $6.8 million to depreciation and amortization during the first quarter of 2012. Depreciation and amortization expense in our existing portfolio increased $1.7 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for the three months ended March 31, 2012, and $21,000 for the three months ended March 31, 2011. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interests in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $63,000 for the three months ended March 31, 2012, and $0.1 million for the three months ended March 31, 2011. In the first quarter of 2012, we recognized $52,000 in interest income, and $11,000 on the sale of surplus FF&E in our hotels. In the first quarter of 2011, we recognized $0.1 million in interest income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest expense	$20,194	$16,866
Loss on derivatives, net	76	44
Accretion of Senior Notes	266	261
Amortization of deferred financing fees	967	613
	$21,503	$17,784

Interest expense increased $3.7 million, or 20.9%, during the three months ended March 31, 2012 as compared to the same period during 2011. Mortgage interest expense increased $3.3 million during 2012 as compared to 2011 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse mortgage), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans in February 2011. Our loan balances also increased due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. Interest expense also increased during 2012 as compared to 2011 due to a $0.4 million increase in amortization of deferred financing fees related to additional fees paid during 2011 in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Doubletree Guest Suites Times Square in October 2011.

Our weighted average interest rate per annum, including the effect of our interest rate derivatives, was approximately 5.0% at March 31, 2012 and 5.5% at March 31, 2011. Approximately 73.3% and 81.4% of our outstanding notes payable had fixed interest rates at March 31, 2012 and 2011, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.2 million for the three months ended March 31, 2012 and zero for the three months ended March 31, 2011. During the first quarter of 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero for the three months ended March 31, 2012, and $69.2 million for the three months ended March 31, 2011. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62% equity interests in the Doubletree Guest Suites Times Square, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50% equity interest in the BuyEfficient joint venture, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income from discontinued operations. Income from discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating revenues	$—	$10,398
Operating (expenses) credits	265	(7,228)
Interest expense	—	(160)
Depreciation and amortization expense	—	(1,693)
Gain on sale of hotel	177	—
	$442	$1,317

As described under “—Investing Activities—Dispositions,” no hotels were sold during the first quarter of 2012, and two hotels and a commercial laundry facility were sold in 2011. Though no hotels were sold in 2012, we did, however, receive notice regarding real estate and personal property tax refunds of $0.3 million due to us on the Royal Palm Miami Beach (which we sold in April 2011), relating to our ownership periods during the 2010 and 2011 tax years. In addition, we received a total of $4.2 million from the special servicer in March 2012 related to the Royal Palm Miami Beach. The $4.2 million is comprised of $3.1 million related to the hotel’s subordinate debt which we purchased prior to our acquisition of the hotel, $0.9 million related to prior owner real estate taxes which we had previously paid and $0.2 million as reimbursement for certain transaction related invoices. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we recorded the Royal Palm Miami Beach transactions which occurred during the first quarter of 2012 to discontinued operations, and we have reclassified the results of operations for the first quarter of 2011 for the two hotels and the commercial laundry facility sold in 2011 to discontinued operations.

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $0.6 million for the three months ended March 31, 2012, and zero for the three months ended March 31, 2011. In April 2011, we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the three months ended March 31, 2012 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $0.6 million for the three months ended March 31, 2012.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 for the three months ended March 31, 2012, and $7,000 for the three months ended March 31, 2011. We purchased the outside 62.0% common stock equity interest in the Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole common stockholder of the captive REIT that owns the hotel. Preferred dividends earned by captive REIT investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 and $7,000 for the three months ended March 31, 2012 and 2011, respectively.

Preferred stock dividends. Preferred stock dividends totaled $7.4 million for the three months ended March 31, 2012, as compared to $5.1 million for the three months ended March 31, 2011. Preferred stock dividends increased $2.3 million, or 44.8%, during the three months ended March 31, 2012 as compared to the same period in 2011 due to our issuance of 4,600,000 shares of Series D preferred stock in April 2011, which caused us to incur an additional $2.3 million in dividends during the three months ended March 31, 2012.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of zero for the three months ended March 31, 2012 and $0.3 million for the three months ended March 31, 2011 were allocated to the participating securities.

Undistributed income allocated to Series C preferred stock. As required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights, we have allocated undistributed income of zero and $0.2 million to our Series C preferred stockholders for the three months ended March 31, 2012 and 2011, respectively.

Investing Activities

Acquisitions. While recovery is likely to remain uneven, we believe we are in the first half of a potentially prolonged cyclical recovery. We further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and are likely to create long-term value in excess of our investment hurdles. Therefore, we deployed a portion of our excess cash balance during 2011 towards selective acquisitions. These selective acquisitions included: the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture; the outside 50.0% equity interest in our BuyEfficient joint venture; the JW Marriott New Orleans; and a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront.

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

Dispositions. We did not sell any hotels during the three months ended March 31, 2012. In 2011, we sold the Royal Palm Miami Beach and the Valley River Inn, which are located in Florida and Oregon, respectively, as well as a commercial laundry facility located in Utah. We may continue to sell our non-core hotels in the future.

Liquidity and Capital Resources

Historical. During the periods presented, our primary sources of cash included our operating activities and working capital. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes), and dividends on our preferred stock. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow through of our hotels. Our net cash provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $18.0 million for the three months ended March 31, 2012 compared to $23.1 million for the three months ended March 31, 2011. This decrease was primarily due an increase in restricted cash during the first quarter of 2012 as compared to the same period in 2011, partially offset by increases in cash due to our acquisitions of three hotels in 2011, combined with increased earnings at our existing hotels.

Investing activities. Our net cash used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2012 compared to the first three months of 2011 was as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Proceeds from sale of hotel properties and other assets	$11	$42
Restricted cash — replacement reserve	593	(2,422)
Acquisitions of hotel properties and other assets	(2,500)	(102,159)
Renovations and additions to hotel properties and other real estate	(21,786)	(32,606)
	$(23,682)	$(137,145)

Net cash used in investing activities was $23.7 million during the first three months of 2012 compared to $137.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received proceeds of $11,000 from the sale of surplus FF&E, and we decreased the balance in our restricted cash replacement reserve accounts by $0.6 million. These cash inflows were offset as we paid a deposit of $2.5 million for a potential hotel acquisition, and paid cash of $21.8 million for renovations and additions to our portfolio. During the three months ended March 31, 2011, we received proceeds of $42,000 from the sale of surplus FF&E. This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $2.4 million, paid cash of $102.2 million to acquire hotel properties and other assets, and paid cash of $32.6 million for renovations and additions to our portfolio. The $102.2 million total cash paid for acquisitions during the first quarter of 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash acquired upon acquisition; $51.6 million for the JW Marriott New Orleans; $13.0 million deposit for the Hilton San Diego Bayfront which we purchased in April 2011; $5.0 million deposit for an additional potential hotel acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash acquired upon acquisition.

Financing activities. Our net cash used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable, including the repurchase of Senior Notes, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash used in financing activities was $18.6 million for the three months ended March 31, 2012 compared to $8.9 million for the three months ended March 31, 2011. Net cash used in financing activities during the three months ended March 31, 2012 consisted of $5.7 million of principal payments on our notes payable, $4.6 million to repurchase a portion of our Senior Notes, $0.9 million of distributions to partners in our joint ventures and $7.4 million of dividends paid to our stockholders. Net cash used in financing activities during the three months ended March 31, 2011 consisted of $3.4 million of principal payments on our notes payable, $0.3 million in deferred financing costs paid related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these two hotels, as well as to costs related to our credit facility, and $5.1 million of dividends paid to our stockholders.

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

Debt. In February 2012, we repurchased $4.5 million in aggregate principal amount of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) for $4.57 million, including $13,000 in interest, using our existing cash.  After the repurchase, such Senior Notes were cancelled.  We wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt.

As of March 31, 2012, we had $1.6 billion of debt, $198.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2012, all of our outstanding debt had fixed interest rates, except the $237.1 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of March 31, 2012, the weighted average term to maturity of our debt is approximately 5.5 years, and 73.3% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes the effect of our interest rate derivative agreements based on the variable rates at March 31, 2012, is 5.0%. Our first loan maturity, a $32.0 million non-recourse mortgage on the Renaissance Long Beach, was scheduled to mature in July 2012. On April 26, 2012, we used existing cash to repay the remaining $32.2 million balance of the Renaissance Long Beach non-recourse mortgage.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of May 3, 2012, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may in the future seek to obtain mortgages on one or all of our 11 unencumbered hotels which are currently held by subsidiaries whose interests are pledged to our credit facility at March 31, 2012: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hyatt Regency Newport Beach, Kahler Inn & Suites, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. In addition, as of April 26, 2012, the Renaissance Long Beach is also unencumbered due to our repayment of the non-recourse mortgage secured by the hotel, and will be pledged to our credit facility. These 12 hotels had an aggregate of 3,731 rooms as of March 31, 2012, and generated $46.0 million in revenue during the first quarter of 2012. Should we obtain secured financing on any or all of our 12 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of March 31, 2012, our unrestricted cash balance of $126.2 million exceeds all of our pending debt maturities through April 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our existing cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we expect to deploy a portion of our excess cash balance in 2012 towards debt repayments, selective acquisitions and capital investments in our portfolio. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2012 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable (1)	$1,561,387	$112,141	$55,506	$792,298	$601,442
Interest obligations on notes payable (2)	383,065	76,450	146,042	98,032	62,541
Operating lease obligations	434,736	8,660	17,489	18,468	390,119
Construction commitments	33,261	33,261	—	—	—
Employment obligations	1,983	1,300	683	—	—
Total	$2,414,432	$231,812	$219,720	$908,798	$1,054,102

(1)          Payment due in less than one year assumes that we repay our Senior Notes remaining balance of $58.0 million at the first put date in January 2013.

(2)          Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2012 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $21.8 million in our portfolio during the first three months of 2012. Our renovation budget for 2012 includes $33.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 4.0% and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2012, $35.8 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in the FF&E reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors, natural disasters and other considerations affecting travel. Revenues for our 32 hotel Comparable Portfolio by quarter for 2010, 2011 and 2012 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2010 Comparable Portfolio (1)	$180,750	$204,804	$195,220	$228,094	$808,868
2010 Revenues as a percentage of total	22.4%	25.3%	24.1%	28.2%	100.0%

2011 Comparable Portfolio (1)	$189,650	$217,626	$207,492	$240,362	$855,130
2011 Revenues as a percentage of total	22.2%	25.4%	24.3%	28.1%	100.0%

2012 Comparable Portfolio (1)	$200,514

(1)                   Includes all 32 hotel properties in which we have interests as of March 31, 2012. Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all of 2010 and during the periods in 2011 before our acquisitions of the hotels.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. During 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of the 75.0% interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives ranging from five to 40 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

New Accounting Standards and Accounting Changes

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”). ASU No. 2011-04, which became effective during our 2012 first quarter, generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of ASU No. 2011-04 in the first quarter of 2012 did not have any effect on our financial statements. Should we report an asset or liability at fair value in the future using Level 3 measurements, however, we will need to increase our disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”). ASU No. 2011-05, which became effective during our 2012 first quarter, amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” (“ASU No. 2011-

12”). ASU No. 2011-12, which also became effective during our 2012 first quarter, defers the ASU No. 2011-05 requirement that companies display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. ASU No. 2011-12 also defers the requirement to report reclassification adjustments in interim periods. Both ASU No. 2011-05 and ASU No. 2011-12 require retrospective application. In accordance with ASU No. 2011-05, we added comprehensive income to our statements of operations for all periods presented. The adoption of ASU No. 2011-12 did not have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU No. 2011-08”). ASU No. 2011-08, which became effective during our 2012 first quarter, simplifies how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The adoption of ASU No. 2011-08 did not have a material impact on our financial statements. Should we perform a qualitative assessment on our goodwill in the future, however, additional disclosures will be required.

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

Our interest payments on 73.3% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.3 million based on the variable rates at March 31, 2012.

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

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings

Based upon a court-approved settlement, we reversed $0.1 million in legal settlement costs during the first quarter of 2012, which we had initially accrued during the third quarter of 2011, regarding a claim by certain employees at three of our hotels.

Item 1A.                           Risk Factors

None.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                           Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	—		—
February 1, 2012 — February 29, 2012	128,760	(1)	$9.47
March 1, 2012 — March 31, 2012	—		—

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

Item 4.                                     Mine Safety Disclosures

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

3.2.1

First Amendment to the Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of March 19, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on March 22, 2012).

3.3	Articles Supplementary for Series A preferred stock (incorporated by reference to Exhibit 3.3 to Form 10-K, filed by the Company on February 12, 2009).

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K, filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A preferred stock (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on April 11, 2006).

3.6	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on April 6, 2011).

10.1

Third Amendment to the Sunstone Hotel Investors, Inc. 2004 Long-Term Incentive Plan, effective as of February 16, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 22, 2012).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2012; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: May 3, 2012	By:	/s/ John V. Arabia
John V. Arabia (Chief Financial Officer and Duly Authorized Officer)