Form 10-Q
period 2012-06-30
Sunstone Hotel Investors, Inc.
filed 2012-08-07
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

136,777,892 shares of Common Stock, $0.01 par value, as of August 1, 2012

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,549	$150,533
Restricted cash	73,306	66,230
Accounts receivable, net	36,259	32,127
Inventories	2,666	2,608
Prepaid expenses	9,382	10,189
Investment in hotel property of discontinued operations, net	39,122	38,958
Other current assets of discontinued operations, net	2,861	2,223

Total current assets	368,145	302,868
Investment in hotel properties, net	2,810,409	2,738,868
Other real estate, net	12,057	11,859
Deferred financing fees, net	12,622	14,594
Goodwill	13,088	13,088
Other assets, net	20,083	19,963

Total assets	$3,236,404	$3,101,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,509	$26,800
Accrued payroll and employee benefits	18,662	20,863
Due to Third-Party Managers	9,252	9,227
Dividends payable	7,437	7,437
Other current liabilities	37,474	28,177
Current portion of notes payable	78,912	53,325
Note payable of discontinued operations	47,159	47,460
Other current liabilities of discontinued operations	224	342

Total current liabilities	224,629	193,631
Notes payable, less current portion	1,396,980	1,469,692
Capital lease obligations, less current portion	15,636	—
Other liabilities	13,810	12,623

Total liabilities	1,651,055	1,675,946
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,229,303 shares issued and outstanding at June 30, 2012 and 117,265,090 shares issued and outstanding at December 31, 2011	1,352	1,173
Additional paid in capital	1,491,639	1,312,566
Retained earnings	108,600	110,580
Cumulative dividends	(460,270)	(445,396)
Accumulated other comprehensive loss	(4,799)	(4,916)

Total stockholders’ equity	1,427,772	1,265,257
Non-controlling interest in consolidated joint ventures	57,577	60,037

Total equity	1,485,349	1,325,294

Total liabilities and equity	$3,236,404	$3,101,240

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUES
Room	$164,398	$148,140	$298,536	$252,451
Food and beverage	56,202	49,786	106,534	87,820
Other operating	17,240	16,648	33,803	29,654

Total revenues	237,840	214,574	438,873	369,925

OPERATING EXPENSES
Room	38,958	35,296	75,806	63,809
Food and beverage	37,169	35,136	72,908	63,855
Other operating	6,618	6,101	13,412	11,943
Advertising and promotion	11,135	10,190	22,043	18,589
Repairs and maintenance	8,642	8,080	17,090	15,171
Utilities	6,845	7,089	13,998	13,797
Franchise costs	8,320	7,396	14,967	12,558
Property tax, ground lease and insurance	18,338	14,316	34,851	28,092
Property general and administrative	26,565	24,515	51,256	44,031
Corporate overhead	7,686	6,305	12,983	13,958
Depreciation and amortization	34,793	32,287	69,079	58,155

Total operating expenses	205,069	186,711	398,393	343,958

Operating income	32,771	27,863	40,480	25,967
Equity in earnings of unconsolidated joint ventures	—	—	—	21
Interest and other income	74	1,319	137	1,427
Interest expense	(20,873)	(20,462)	(41,691)	(37,560)
Loss on extinguishment of debt	—	—	(191)	—
Gain on remeasurement of equity interests	—	—	—	69,230

Income (loss) from continuing operations	11,972	8,720	(1,265)	59,085
Income (loss) from discontinued operations	(117)	30,209	152	31,179

NET INCOME (LOSS)	11,855	38,929	(1,113)	90,264

Income from consolidated joint venture attributable to non-controlling interest	(307)	(244)	(867)	(244)
Distributions to non-controlling interest	(8)	(7)	(16)	(14)
Preferred stock dividends	(7,437)	(7,310)	(14,874)	(12,447)
Undistributed income allocated to unvested restricted stock compensation	(47)	(291)	—	(717)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$4,056	$31,077	$(16,870)	$76,842

COMPREHENSIVE INCOME (LOSS)	$11,972	$38,929	$(996)	$90,264

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.03	$0.01	$(0.14)	$0.39
Income from discontinued operations	0.00	0.26	0.00	0.27

Basic income available (loss attributable) to common stockholders per common share	$0.03	$0.27	$(0.14)	$0.66

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.03	$0.01	$(0.14)	$0.39
Income from discontinued operations	0.00	0.26	0.00	0.27

Diluted income available (loss attributable) to common stockholders per common share	$0.03	$0.27	$(0.14)	$0.66

Weighted average common shares outstanding:
Basic	120,029	117,227	118,728	117,151

Diluted	120,029	117,227	118,728	117,151

Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock				Common Stock					Accumulated	Interest in
	Series A		Series D				Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294
Issuance of common stock, net (unaudited)	—	—	—	—	17,597,437	176	177,086	—	—	—	—	177,262
Vesting of restricted common stock (unaudited)	—	—	—	—	366,776	3	1,987	—	—	—	—	1,990
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(3,327)	(3,327)
Series A preferred dividends and dividends payable at $1.00 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(7,050)	—	—	(7,050)
Series C preferred dividends and dividends payable at $0.786 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(3,224)	—	—	(3,224)
Series D preferred dividends and dividends payable at $1.00 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(4,600)	—	—	(4,600)
Net income (loss) (unaudited)	—	—	—	—	—	—	—	(1,980)	—	—	867	(1,113)
Pension liability adjustment (unaudited)	—	—	—	—	—	—	—	—	—	117	—	117
Comprehensive loss (unaudited)	—	—	—	—	—	—	—	—	—	—	—	(996)

Balance at June 30, 2012 (unaudited)	7,050,000	$176,250	4,600,000	$115,000	135,229,303	$1,352	$1,491,639	$108,600	$(460,270)	$(4,799)	$57,577	$1,485,349

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,113)	$90,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recovery)	(55)	87
Gain on sales of hotel properties and other assets, net	(188)	(14,074)
(Gain) loss on extinguishment of debt	191	(18,145)
Gain on remeasurement of equity interests	—	(69,230)
Loss on derivatives	499	1,004
Depreciation	62,854	56,988
Amortization of franchise fees and other intangibles	9,260	5,780
Amortization and write-off of deferred financing fees	1,932	1,431
Amortization of loan discounts	524	522
Amortization of deferred stock compensation	1,842	1,473
Impairment loss	—	1,495
Equity in earnings of unconsolidated joint ventures	—	(21)
Changes in operating assets and liabilities:
Restricted cash	(2,364)	16,511
Accounts receivable	(3,405)	(8,376)
Inventories	(44)	(16)
Prepaid expenses and other assets	2,945	5,064
Accounts payable and other liabilities	9,733	4,502
Accrued payroll and employee benefits	(2,201)	(1,426)
Due to Third-Party Managers	142	(1,618)
Discontinued operations	—	2,058
Net cash provided by operating activities	80,552	74,273
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	11	39,929
Restricted cash — replacement reserve	(5,177)	(6,628)
Acquisition deposits	(3,000)	—
Acquisitions of hotel properties and other assets	(29,694)	(263,264)
Renovations and additions to hotel properties and other real estate	(48,483)	(64,700)
Payment for interest rate derivative	—	(133)
Net cash used in investing activities	(86,343)	(294,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	—	115,000
Payment of preferred stock offering costs	—	(4,062)
Proceeds from common stock offering	126,533	—
Payment of common stock offering costs	(431)	—
Proceeds from note payable and credit facility	15,000	240,000
Payments on notes payable and credit facility	(58,524)	(246,603)
Payment for repurchase of notes payable and related costs	(4,570)	—
Payments of deferred financing costs	—	(4,830)
Dividends paid	(14,874)	(10,274)
Distributions to non-controlling interest	(3,327)	(14)
Net cash provided by financing activities	59,807	89,217

Net increase (decrease) in cash and cash equivalents	54,016	(131,306)
Cash and cash equivalents, beginning of period	150,533	276,034

Cash and cash equivalents, end of period	$204,549	$144,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$40,371	$35,155
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$6,210	$9,491
Amortization of deferred stock compensation — construction activities	$148	$128
Amortization of deferred stock compensation — unconsolidated joint venture	$—	$2
NONCASH FINANCING ACTIVITY
Issuance of note receivable	$—	$90,000
Issuance of common stock in connection with acquisition of hotel property	51,160	—
Assumption of debt in connection with acquisitions of hotel properties	$—	$545,952
Dividends payable	$7,437	$7,310

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2012, the Company had interests in 33 hotels, including the Marriott Del Mar, which was classified as held for sale as of June 30, 2012 and included in discontinued operations due to its probable sale within the next year, leaving 32 hotels (the “32 hotels”) held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 11 of the Company’s 32 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 11 of the Company’s 32 hotels; Highgate Hotels, manager of three of the Company’s 32 hotels; Davidson Hotels & Resorts and Hilton Worldwide, each a manager of two of the Company’s 32 hotels; and Fairmont Hotels & Resorts (U.S.), Hyatt Corporation, and Sage Hospitality Resources, each a manager of one of the Company’s 32 hotels.  In addition, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both June 30, 2012 and December 31, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income (loss) are based on results reported to the Company by its hotel managers.  These hotel managers use different reporting periods.  Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar.  The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2011 results of operations for the Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter.

Fair Value of Financial Instruments

As of June 30, 2012 and December 31, 2011, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 7, during 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income (loss) as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $0.1 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively. The interest rate cap agreements are included in other assets, net, on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.8 million and $1.6 million as of June 30, 2012 and December 31, 2011, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

The Company is responsible for paying the premiums, if any, for a $5.0 million split life insurance policy for its former Executive Chairman and Chief Executive Officer, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.7 million and $1.9 million as of June 30, 2012 and December 31, 2011, respectively. These amounts are included in other assets, net in the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a Retirement Benefit Agreement. The Company has valued the Retirement Benefit Agreement using Level 2 measurements at $1.7 million as of both June 30, 2012 and December 31, 2011. The agreement calls for the balance of the Retirement Benefit Agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company paid Mr. Alter $0.2 million in 2011, which was reimbursed to the Company in April 2012 using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the six months ended June 30, 2012. In June 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and six months ended June 30, 2012 and 2011, the Company did not identify any goodwill with indicators of impairment.

As of June 30, 2012 and December 31, 2011, 71.8% and 72.6%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.5 billion as of both June 30, 2012 and December 31, 2011. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging between 6.0% and 7.0%, the Company estimates that the fair market value of its debt included in continuing operations as of June 30, 2012 and December 31, 2011 totaled $1.4 billion and $1.5 billion, respectively.

The following table presents our assets measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2012 (unaudited):
Interest rate cap derivative agreements	$72	$—	$72	$—
Life insurance policy	1,689	—	1,689	—

Total assets at June 30, 2012	$1,761	$—	$1,761	$—

December 31, 2011:
Interest rate cap derivative agreements	$386	$—	$386	$—
Life insurance policy	1,877	—	1,877	—

Total assets at December 31, 2011	$2,263	$—	$2,263	$—

The following table presents our liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2012 (unaudited):
Interest rate swap derivative agreement	$1,753	$—	$1,753	$—
Retirement benefit agreement	1,689	—	1,689	—

Total liabilities at June 30, 2012	$3,442	$—	$3,442	$—

December 31, 2011:
Interest rate swap derivative agreement	$1,567	$—	$1,567	$—
Retirement benefit agreement	1,687	—	1,687	—

Total liabilities at December 31, 2011	$3,254	$—	$3,254	$—

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains:
Investment in unconsolidated joint ventures (1)	$—	$—	$—	$69,230

Impairment charges:
Other real estate of discontinued operations, net	—	(1,495)	—	(1,495)

Total Level 3 measurement charges included in earnings	$—	$(1,495)	$—	$67,735

(1)                        Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both June 30, 2012 and December 31, 2011 includes an allowance for doubtful accounts of $0.2 million.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011 and the first six months of 2012, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hyatt Chicago Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

The Company did not incur or pay any deferred financing fees during either the three or six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company incurred and paid deferred financing fees of approximately $4.5 million and $4.8 million, respectively, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

In April 2012, the Company wrote off $3,000 in deferred financing fees related to its repayment of the non-recourse mortgage secured by the Renaissance Long Beach.

Total amortization and write off of deferred financing fees for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$959	$809	$1,922	$1,418
Write-off of deferred financing fees	3	—	3	—
Total deferred financing fees — continuing operations	962	809	1,925	1,418

Discontinued operations:
Amortization of deferred financing fees	3	6	7	13

Total amortization of deferred financing fees	$965	$815	$1,932	$1,431

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three and six months ended June 30, 2012, $47,000 and zero, respectively were allocated to the participating securities. For the three and six months ended June 30, 2011, $0.3 million and $0.7 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$11,855	$38,929	$(1,113)	$90,264
Income from consolidated joint venture attributable to non-controlling interest	(307)	(244)	(867)	(244)
Distributions to non-controlling interest	(8)	(7)	(16)	(14)
Preferred stock dividends	(7,437)	(7,310)	(14,874)	(12,447)
Undistributed income allocated to unvested restricted stock compensation	(47)	(291)	—	(717)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$4,056	$31,077	$(16,870)	$76,842

Denominator:
Weighted average basic and diluted common shares outstanding	120,029	117,227	118,728	117,151

Basic and diluted earnings available (loss attributable) to common stockholders per common share	$0.03	$0.27	$(0.14)	$0.66

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2012 and 2011, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Land	$262,009	$262,009
Buildings and improvements	2,710,028	2,600,212
Furniture, fixtures and equipment	352,567	339,598
Intangibles	163,997	162,267
Franchise fees	1,282	1,068
Construction in process	35,545	18,681
	3,525,428	3,383,835
Accumulated depreciation and amortization	(715,019)	(644,967)

	$2,810,409	$2,738,868

In June 2012, the Company purchased the leasehold interest in the 417-room Wyndham Chicago for a contractual purchase price of $88.425 million. The Company funded the acquisition with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of the Company’s common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of the Company’s common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wyndham stock consideration. The Company prepared the registration statement on Form S-3, which was filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was

$81.16 million, excluding prorations and closing costs. Immediately upon acquisition, the Company rebranded the hotel the Hyatt Chicago Magnificent Mile. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets and liabilities, obligations under capital lease and the Company’s common stock. The Company recognized acquisition-related costs of $1.3 million for both the three and six months ended June 30, 2012, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income (loss). The results of operations for the Hyatt Chicago Magnificent Mile have been included in the Company’s consolidated statements of operations and comprehensive income (loss) from the acquisition date of June 4, 2012 through the second quarter ended June 30, 2012.

The fair values of the assets acquired and liabilities assumed at the date of acquisition for the Hyatt Chicago Magnificent Mile were allocated based on an independent third-party analysis. The following table summarizes the fair values of assets acquired and liabilities assumed in this acquisition (in thousands):

Assets:
Investment in hotel properties (1)	$96,827
Cash	21
Accounts receivable	844
Other assets	69

Total assets acquired	97,761

Liabilities:
Capital lease obligation (2)	15,579
Other current liabilities	1,307

Total liabilities acquired	16,886

Stockholders’ equity (3)	51,160

Total cash paid for acquisition	$29,715

(1)          Investment in hotel properties was allocated to buildings and improvements ($90.9 million), furniture, fixtures and equipment ($4.2 million) and intangibles related to advanced bookings at the hotel which will be amortized completely over the next six months ($1.7 million). The Company recognized $0.3 million in amortization expense in June 2012 related to these intangibles. The hotel is subject to a building lease, which the Company determined should be accounted for as a capital lease. Accordingly, at acquisition, the Company recorded a capital asset related to its leasehold interest of $58.8 million which has been allocated to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the remaining term of 85.6 years. The capital asset, net of accumulated depreciation of $0.1 million for the three and six months ended June 30, 2012 is included in investment in hotel properties, net, in the accompanying consolidated balance sheet as of June 30, 2012.

(2)          The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 14). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. At acquisition, the fair value of the remaining rent payments of $15.6 million was recorded as a capital lease obligation. The current portion of this obligation is included in accounts payable and accrued expenses, and the long-term portion of this obligation, net of amortization, is included in capital lease obligations, less current portion in the accompanying consolidated balance sheet as of June 30, 2012.

(3)          In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Wyndham stock consideration was recorded by the Company based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hyatt Chicago Magnificent Mile in June 2012, the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011 and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011 had occurred on January 1, 2011. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$242,314	$226,160	$447,161	$419,545

Income available (loss attributable) to common stockholders from continuing operations	$12,296	$10,255	$(2,421)	$61,582

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.04	$0.02	$(0.15)	$0.41

For both the three and six months ended June 30, 2012, the Company has included $2.7 million of revenues, and $0.9 million of net loss in its consolidated statements of operations and comprehensive income (loss) related to the Company’s 2012 acquisition. For the three and six months ended June 30, 2011, the Company has included $48.3 million and $62.2 million of revenues, respectively, and net income of $2.0 million and a net loss of $3.2 million, respectively, in its consolidated statements of operations and comprehensive income (loss) related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In June 2012, the Company classified the Marriott Del Mar located in San Diego, California as held for sale due to its probable sale within the next year. The Company classified the hotel as held for sale as of the end of Marriott’s fiscal second quarter, June 15, 2012. As such, the Company reclassified the hotel’s assets and liabilities as of June 15, 2012 and December 30, 2011 (Marriott’s fiscal year end) to discontinued operations on its balance sheets, and the hotel’s results of operations for the three and six fiscal periods ended June 15, 2012 and June 17, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In April 2011, the Company sold the Royal Palm Miami Beach for net proceeds of $129.8 million, including $39.8 million in cash and a $90.0 million note receivable from the buyer of the hotel, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the three and six months ended June 30, 2011, to discontinued operations on its consolidated statements of operations and comprehensive income (loss). The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain hurdles.

Prior to its acquisition of the Royal Palm Miami Beach in August 2010, the Company purchased a portion of the hotel’s subordinate debt with a principal amount of $17.1 million for $3.0 million. In conjunction with the purchase of the hotel, the Company received $5.4 million, net of related costs, as a partial payment of this subordinate debt, and recorded a receivable of $3.1 million for additional amounts to be received in 2012 related to this subordinate debt. In addition, the Company recorded a receivable of $0.9 million related to prior owner real estate taxes paid by the Company which were to be reimbursed. During the first quarter of 2012, the Company received a total of $4.2 million from the special servicer, which included the $4.0 million expected payment related to the hotel’s subordinate debt and real estate taxes, along with an additional $0.2 million as reimbursement for certain transaction related invoices. The Company recorded a $0.2 million gain on the sale of the hotel in March 2012 to discontinued operations on its consolidated statements of operations and comprehensive income (loss). Also during the first quarter of 2012, the Company received notice regarding real estate and personal property tax refunds totaling $0.3 million due to the Company relating to its ownership periods during the 2010 and 2011 tax years. The Company has included the $0.3 million in discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In June 2011, the Company recorded an $18.1 million gain on extinguishment of debt due to the resolution of all contingencies relating to five hotels which the Company deeded back to the lender in 2010 as part of its 2009 secured debt restructuring program.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the three and six months ended June 30, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the three and six months ended June 30, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

The following sets forth the discontinued operations for the three and six months ended June 30, 2012 and 2011, related to the hotel property classified as held for sale as of June 30, 2012, the two hotel properties and the commercial laundry facility sold in 2011, as well as the five hotel properties deeded back to the lender during 2010 (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$4,135	$7,757	$8,323	$21,863
Operating expenses	(3,074)	(6,735)	(6,015)	(16,978)
Interest expense	(683)	(851)	(1,368)	(1,697)
Depreciation and amortization expense	(495)	(630)	(965)	(2,677)
Impairment loss	—	(1,495)	—	(1,495)
Gain on extinguishment of debt	—	18,145	—	18,145
Gain on sale of hotels	—	14,018	177	14,018

Income (loss) from discontinued operations	$(117)	$30,209	$152	$31,179

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Land	$2,768	$2,768
Buildings and improvements	9,503	9,481
Furniture, fixtures and equipment	6,078	5,904
Construction in process	541	62
	18,890	18,215
Accumulated depreciation	(7,021)	(6,544)
	11,869	11,671
Land held for investment	188	188

	$12,057	$11,859

As of June 30, 2012, other real estate, net included a commercial laundry facility, an office building and a vacant parcel of land.

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

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At June 30, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at June 30, 2012. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The second interest rate cap agreement was acquired in connection with the Company’s refinancing of debt secured by the Doubletree Guest Suites Times Square. The Company’s purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011 included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points, along with an interest rate cap agreement which the Company valued at $0.1 million at the acquisition date. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. The Company paid $0.9 million for this interest rate cap agreement. The notional amount of the related debt totaled $180.0 million at June 30, 2012.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $41.1 million as of June 30, 2012. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net losses of $0.4 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. These net losses have been reflected as increases in interest expense for the three and six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the fair values of the interest rate cap agreements totaled an asset of $0.1 million and $0.4 million, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.8 million and $1.6 million as of June 30, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Deposits on potential acquisitions	$3,000	$—
Property and equipment, net	2,327	2,318
Intangibles, net	8,177	8,476
Interest rate cap derivative agreements	72	386
Note receivable	305	394
Other receivables	2,898	4,950
Other	3,304	3,439
	$20,083	$19,963

During the first six months ended June 30, 2012, the Company paid a total of $3.0 million in deposits related to its acquisition in July 2012 of the Hilton Garden Inn Downtown/Magnificent Mile.

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of June 30, 2012 and December 31, 2011, include BuyEfficient’s intangible assets totaling $8.2 million and $8.5 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $0.9 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $0.2 million for both the three months ended June 30, 2012 and 2011, and $0.3 million for both the six months ended June 30, 2012 and 2011.

In April 2010, the Company paid $250,000 to purchase one-half of a $5.0 million 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of June 30, 2012, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company will continue to account for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. The Company received $45,000 and $0.1 million during the three and six months ended June 30, 2012, respectively, and $0.1 million during the year ended December 31, 2011, which payments were applied to the subordinate note’s principal balance in accordance with the cost recovery method.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from June 2013 through May 2021. The notes are collateralized by first deeds of trust on 17 hotel properties and one commercial laundry facility at June 30, 2012, and 18 hotel properties and one commercial laundry facility at December 31, 2011.	$1,002,140	$1,043,846
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	236,288	237,806
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	58,000	62,500
	1,476,428	1,524,152
Less: discount on Senior Notes	(536)	(1,135)
	1,475,892	1,523,017
Less: current portion	(78,912)	(53,325)
	$1,396,980	$1,469,692

In April 2012, the Company used existing cash to repay the remaining balance on its $32.2 million non-recourse mortgage secured by the Renaissance Long Beach, which was scheduled to mature in July 2012. The Company wrote off $3,000 in deferred financing fees in connection with the repayment of this debt.

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

As of June 30, 2012 and December 31, 2011, the Company has $58.0 million and $62.5 million, respectively, in outstanding Senior Notes, which have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of the Debt Topic of the FASB ASC which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of the Debt Topic of the FASB ASC, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense included accretion of the Senior Notes of $0.3 million for both the three months ended June 30, 2012 and 2011, and $0.5 million for both the six months ended June 30, 2012 and 2011. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate is subject to adjustment under certain circumstances, and was adjusted in 2008 as a result of the Company’s modified “Dutch Auction” tender offer, as well as its 2008 year-end dividend consisting of both cash and stock. Currently, the exchange rate for each $1,000 principal amount of notes is 32.9179 shares of the Company’s common stock, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and several of its subsidiaries have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$19,230	$18,432	$38,743	$34,616
Loss on derivatives	423	960	499	1,004
Accretion of Senior Notes	258	261	524	522
Amortization of deferred financing fees	959	809	1,922	1,418
Write-off of deferred financing fees	3	—	3	—
	$20,873	$20,462	$41,691	$37,560

10. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Property, sales and use taxes payable	$15,849	$8,985
Accrued interest	5,002	5,379
Advance deposits	9,012	5,132
Management fees payable	3,922	4,654
Other	3,689	4,027
	$37,474	$28,177

Other liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Interest rate swap derivative agreement	$1,753	$1,567
Deferred revenue	1,067	1,191
Deferred rent	8,077	6,684
Other	2,913	3,181
	$13,810	$12,623

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both June 30, 2012 and December 31, 2011.

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

The Company’s 7,050,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) have a liquidation preference of $25.00 per share, and are redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of June 30, 2012, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

Common Stock

In June 2012, the Company issued 5,454,164 shares of its common stock to the seller of the Hyatt Chicago Magnificent Mile in connection with the Company’s acquisition of the hotel. The Company incurred offering costs of $0.1 million related to this transaction.

In June 2012, the Company issued 12,143,273 shares of its common stock for net proceeds of approximately $126.2 million. The Company used a portion of these proceeds to fund the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio, including the renovation of the Hyatt Chicago Magnificent Mile, and other general corporate purposes, including working capital.

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

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$1,311	$1,413	$2,751	$2,219
Forfeiture expense adjustments	$5	$5	$2	$134

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and six months ended June 30, 2012 and 2011 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$6,283	$5,667	$11,619	$9,568
Discontinued operations	124	187	249	439
	$6,407	$5,854	$11,868	$10,007

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company were $1.1 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively, all of which were included in property general and administrative expense.

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

Total license and franchise costs incurred by the Company during the three months ended June 30, 2012 and 2011 were $8.4 million and $7.5 million, respectively, of which royalties totaled $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2011, total license and franchise costs incurred by the Company were $15.2 million and $12.7 million, respectively, of which royalties totaled $4.7 million and $4.1 million, respectively. The remaining costs included advertising, reservation and priority club assessments. Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2012 and 2011 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$8,320	$7,396	$14,967	$12,558
Discontinued operations	109	88	194	176
	$8,429	$7,484	$15,161	$12,734

Renovation and Construction Commitments

At June 30, 2012, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at June 30, 2012 totaled $39.3 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 3). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. Upon acquisition of the hotel on June 4, 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the then remaining term of 85.6 years, and a capital lease obligation of $15.6 million, based upon the fair value of the remaining rent payments. In addition to minimum rent, the capital lease is subject to percentage rent equal to 4.0% of the hotel’s gross room revenues over a certain threshold.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expire in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Buildings and improvements	$58,799	$—
Furniture, fixtures and equipment	104	—
	58,903	—
Accumulated depreciation	(63)	—
	$58,840	$—

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2012 are as follows (in thousands):

2012	$1,437
2013	1,437
2014	1,426
2015	1,403
2016	1,403
Thereafter	112,921
Total minimum lease payments (1)	120,027
Less: Amount representing interest (2)	(104,356)
Present value of net minimum lease payments (3)	$15,671

(1)          Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for either the three or six months ended June 30, 2012.

(2)          Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)          The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of June 30, 2012 as a current obligation of $35,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and six months ended June 30, 2012 and 2011 was included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,296	$3,994	$8,460	$6,542
Discontinued operations	7	19	14	35
	$4,303	$4,013	$8,474	$6,577

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended June 30, 2012 and 2011, and $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively, and was included in corporate overhead expense.

Concentration of Risk

As of June 30, 2012, nine of the Company’s 32 hotels were located in California, the largest concentration of the Company’s hotels in any state, representing approximately 29% of the Company’s rooms and approximately 29% of the revenue generated by the Company’s 32 hotels during the three months ended June 30, 2012, and approximately 31% of the revenue generated by the Company’s 32 hotels during the six months ended June 30, 2012. In addition, as of June 30, 2012, three of the Company’s 32 hotels were located in New York, representing approximately 10% of the Company’s rooms and approximately 16% of the revenue generated by the Company’s 32 hotels during the three months ended June 30, 2012, and approximately 15% of the revenue generated by the Company’s 32 hotels during the six months ended June 30, 2012. The concentration of the Company’s hotels in California and New York exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California and New York.

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

At June 30, 2012, the Company had $3.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to the building lease for the Hyatt Chicago Magnificent Mile and to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through June 30, 2012.

During the third quarter of 2011, the Company accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of its hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company agreed to fund these costs in exchange for certain concessions by Marriott, including the termination of their management contract for the Renaissance Westchester, which is now managed by Highgate Hotels. The Company had previously estimated that the ultimate liability for one of the lawsuits would range from between zero and $0.1 million, and, accordingly, the Company recorded a liability of $0.1 million in November 2010 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company and certain other defendants reached court-approved settlements regarding two of the lawsuits comprising $1.0 million of the total $1.7 million accrual, resulting in a $0.1 million reversal of a portion of the liability for one of the claims during the first quarter of 2012. The Company is still in negotiations regarding the third claim, however the Company expects to incur a maximum of $0.7 million in related settlement or judgment costs and expenses.

During the second quarter of 2012, the Company accrued $0.3 million in legal settlement costs based on a settlement reached in July 2012 involving a claim by certain employees at the Fairmont Newport Beach.

15. Subsequent Event

On July 19, 2012, the Company acquired the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile for a gross purchase price of $91.75 million, excluding prorations and closing costs, using a portion of the cash the Company received from its June 2012 common stock offering. The Company is currently evaluating the accounting for this acquisition.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2012, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•                  general economic and business conditions affecting the lodging and travel industry, internationally, nationally and locally, including a prolonged U.S. recession or global economic slowdown;

•                  our need to operate as a REIT and comply with other applicable laws and regulations;

•                  rising operating expenses;

•                  relationships with and requirements of franchisors and hotel brands;

•                  relationships with and the performance of the managers of our hotels;

•                  the ground, air or building leases for ten of the 32 hotels held for investment as of June 30, 2012;

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

We own primarily upper upscale hotels in the United States. As of June 30, 2012, we had interests in 33 hotels, including one hotel classified as held for sale and included in discontinued operations, leaving 32 hotels currently held for investment (the “32 hotels”). Of the 32 hotels, we classify 29 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of demand for hotel rooms is represented by travelers who prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 32 hotel portfolio average 417 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

•                  Proactive Portfolio Management. The leaders of each of our core disciplines function as a portfolio management team.  The portfolio management team’s purpose is to strategically maximize the long-term value of our assets by enhancing our portfolio quality and scale, optimizing our exposure to key markets, and improving the effectiveness and efficiency of our decision making.  Accordingly, the team is responsible for developing a portfolio-wide strategy related to brand and operator relationships, asset quality and scale, target markets, capital investments, and portfolio capitalizations.  Our portfolio strategy may also include the disposition of certain hotels. The portfolio management team is also responsible for developing new decision support tools.

•                  Intensive Asset Management. Through all phases of the lodging cycle, our strategy emphasizes internal growth and value enhancements through proactive asset management, which entails working closely with our third-party hotel operators to develop and implement long-term strategic plans for each hotel designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. We also focus on improving the appeal and growth potential of our existing hotels through internally-managed hotel renovations.

•                  Disciplined External Growth. By gradually increasing the scale of our portfolio, we may provide our stockholders with greater exposure to key growth markets, improved liquidity and broader access to value-adding transactions. Accordingly, our strategy emphasizes disciplined external growth during the recovery phase of the lodging cycle. Our external growth plan is oriented around investing in institutional-quality hotels that generate returns in excess of our cost of capital, that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies. We endeavor to structure our acquisitions in ways that will not only increase the value of our shares of common stock, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid owners facing debt maturities or capital requirements.

•                  Measured Balance Sheet Improvement. A low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility even during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as the measured reduction of our financial leverage is currently a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions or by retaining excess cash generated by our operations.

During the past two years and continuing into 2012, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and muted supply of new hotel development, we believe we are currently in the early stages of a recovery phase of the lodging cycle. Hotels acquired during the early stages of past cyclical recoveries, have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during 2011 and year-to-date in 2012 we have made several selective acquisitions including: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011; the purchase of the JW Marriott New Orleans in February 2011; the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront in April 2011; the purchase of the Wyndham Chicago in June 2012 (which we immediately rebranded the Hyatt Chicago Magnificent Mile); and the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

On June 4, 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding prorations and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and have commenced planning for a $25.0 million renovation program (a portion of which will be funded by Hyatt Corporation).

On July 19, 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a gross purchase price of $91.75 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock on June 25, 2012.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current financial objectives, we expect to fund any near-term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. On June 6, 2012, we entered into a purchase and sale agreement to sell the 284-room Marriott Del Mar for a gross sale price of $66.0 million. The transaction, subject to customary closing conditions, including the assumption of the existing $47.2 million mortgage, is expected to close in the third quarter of 2012. Upon completion of the sale and assumption of the mortgage debt by the buyer, we expect to receive net proceeds, before customary transaction costs and credits, of approximately $19.0 million. There can be no assurance that the disposition will close, or if it does, when the disposition will close.

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

In April 2012, we used our existing cash to repay the remaining balance on the $32.2 million non-recourse mortgage secured by the Renaissance Long Beach, which was originally scheduled to mature in July 2012.

As of June 30, 2012, the weighted average term to maturity of our debt is approximately 5.4 years, and 71.8% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt is 5.0% (including the effect of our interest rate derivative agreements based on the variable rates at June 30, 2012). Of our total debt included in continuing operations as of June 30, 2012, approximately $289.3 million matures over the next four years (none in 2012, $58.0 million in 2013, assuming we repay our Senior Notes remaining balance of $58.0 million at the first put date in 2013, none in 2014 and $231.3 million in 2015). The $289.3 million does not include $10.1 million of scheduled loan amortization payments due over the remainder of 2012, $22.8 million due in 2013, $25.4 million due in 2014, or $22.7 million due in 2015.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale or that experienced material and prolonged business interruption due to renovations, re-branding or property damage during either the most recent calendar year presented or the calendar year immediately preceding it. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all hotels in which we have interests as of June 30, 2012 except the Marriott Del Mar which has been classified as held for sale as of June 30, 2012 due to its probable sale within the next year, and the Hyatt Chicago Magnificent Mile which is currently experiencing material and prolonged business interruption due to rebranding and renovation. In addition, our Comparable Portfolio includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront;

•                  RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•                  Operating flow through, which is the quotient of operating income divided by revenues;

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

•                  Funds from operations, or FFO, which includes net income (loss) excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs) and real-estate related impairment losses, and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes penalties, written-off deferred financing costs, non-real estate-related impairment losses and other identified adjustments.

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, professional fees, credit and collection expenses, employee relocation expenses, training expenses, travel expenses and management fees;

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, entity-level state franchise and minimum tax payments, travel expenses and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel and commercial laundry buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles.

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

•                  Interest expense, which includes interest expense incurred on our outstanding debt, capital lease obligation, accretion of the Senior Notes, amortization of deferred financing fees, any write-offs of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 5.3% as compared to 2009, with a 200 basis point increase in portfolio occupancy. These improving demand trends continued in 2011 and in the first six months of 2012. As a result, our Comparable Portfolio RevPAR increased 7.4% in 2011 as compared to 2010, 7.6% in the second quarter of 2012 as compared to the second quarter of 2011, and 6.6% in the first six months of 2012 as compared to the first six months of 2011. Portfolio occupancy increased 270 basis points in 2011 as compared to 2010, 280 basis points in the second quarter of 2012 as compared to the second quarter of 2011, and 350 basis points in the first six months of 2012 as compared to the first six months of 2011. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we do expect hotel demand to remain strong over the next several quarters as economic growth and employment are expected to increase.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of at least two to four years during which hotel supply, as indicated by the number of new hotel room openings, will be below historical levels.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Through June 30, 2012, our year-to-date Comparable Portfolio RevPAR index has improved by approximately 40 basis points to 117.1 as compared to the same period in 2011.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and certain labor costs, such as housekeeping, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Through June 30, 2012, our year-to-date Comparable Portfolio operating flow through was approximately 44.4%.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 32 hotels (13,341 rooms) as of June 30, 2012 and 31 hotels (12,922 rooms) as of June 30, 2011. Loss from discontinued operations for the three months ended June 30, 2012 includes the results of operations for the Marriott Del Mar, which has been classified as held for sale as of June 30, 2012 due to its probable sale within the next year. Income from discontinued operations for the three months ended June 30, 2011 includes the results of operations for the following: the Marriott Del Mar, which has been classified as held for sale as of June 30, 2012 due to its probable sale within the next year; the Royal Palm Miami Beach, which we sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which we sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which we sold in October 2011. Income from discontinued operations for the three months ended June 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$164,398	$148,140	$16,258	11.0%
Food and beverage	56,202	49,786	6,416	12.9%
Other operating	17,240	16,648	592	3.6%

Total revenues	237,840	214,574	23,266	10.8%

OPERATING EXPENSES
Hotel operating	136,025	123,604	12,421	10.0%
Property general and administrative	26,565	24,515	2,050	8.4%
Corporate overhead	7,686	6,305	1,381	21.9%
Depreciation and amortization	34,793	32,287	2,506	7.8%

Total operating expenses	205,069	186,711	18,358	9.8%

Operating income	32,771	27,863	4,908	17.6%

Interest and other income	74	1,319	(1,245)	(94.4)%
Interest expense	(20,873)	(20,462)	(411)	(2.0)%

Income from continuing operations	11,972	8,720	3,252	37.3%
Income (loss) from discontinued operations	(117)	30,209	(30,326)	(100.4)%

Net income	11,855	38,929	(27,074)	(69.5)%
Income from consolidated joint venture attributable to non-controlling interest	(307)	(244)	(63)	(25.8)%
Distributions to non-controlling interest	(8)	(7)	(1)	(14.3)%
Preferred stock dividends	(7,437)	(7,310)	(127)	(1.7)%
Undistributed income allocated to unvested restricted stock compensation	(47)	(291)	244	83.8%

Income available to common stockholders	$4,056	$31,077	$(27,021)	(86.9)%

The following table presents the unaudited operating results for our total portfolio for the six months ended June 30, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 32 hotels (13,341 rooms) as of June 30, 2012 and 31 hotels (12,922 rooms) as of June 30, 2011. Income from discontinued operations for the six months ended June 30, 2012 includes the following:  the results of operations for the Marriott Del Mar, which has been classified as held for sale as of June 30, 2012 due to its probable sale within the next year; a final distribution of proceeds on a subordinate note we held prior to our purchase of the Royal Palm Miami Beach; and reimbursements for expenses related to the Royal Palm Miami Beach which we sold in April 2011. Income from discontinued operations for the six months ended June 30, 2011 includes the results of operations for the following: the Marriott Del Mar, which has been classified as held for sale as of June 30, 2012 due to its probable sale within the next year; the Royal Palm Miami Beach, which we sold in April 2011; our commercial laundry facility located in Salt Lake City, Utah, which we sold in July 2011; and the Valley River Inn located in Eugene, Oregon, which we sold in October 2011. Income from discontinued operations for the six months ended June 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$298,536	$252,451	$46,085	18.3%
Food and beverage	106,534	87,820	18,714	21.3%
Other operating	33,803	29,654	4,149	14.0%

Total revenues	438,873	369,925	68,948	18.6%

OPERATING EXPENSES
Hotel operating	265,075	227,814	37,261	16.4%
Property general and administrative	51,256	44,031	7,225	16.4%
Corporate overhead	12,983	13,958	(975)	(7.0)%
Depreciation and amortization	69,079	58,155	10,924	18.8%

Total operating expenses	398,393	343,958	54,435	15.8%

Operating income	40,480	25,967	14,513	55.9%

Equity in earnings of unconsolidated joint ventures	—	21	(21)	(100.0)%
Interest and other income	137	1,427	(1,290)	(90.4)%
Interest expense	(41,691)	(37,560)	(4,131)	(11.0)%
Loss on extinguishment of debt	(191)	—	(191)	(100.0)%
Gain on remeasurement of equity interests	—	69,230	(69,230)	(100.0)%

Income (loss) from continuing operations	(1,265)	59,085	(60,350)	(102.1)%
Income from discontinued operations	152	31,179	(31,027)	(99.5)%

Net income (loss)	(1,113)	90,264	(91,377)	(101.2)%
Income from consolidated joint venture attributable to non-controlling interest	(867)	(244)	(623)	(255.3)%
Distributions to non-controlling interest	(16)	(14)	(2)	(14.3)%
Preferred stock dividends	(14,874)	(12,447)	(2,427)	(19.5)%
Undistributed income allocated to unvested restricted stock compensation	—	(717)	717	100.0%

Income available (loss attributable) to common stockholders	$(16,870)	$76,842	$(93,712)	(122.0)%

Operating Statistics. The following tables include comparisons of the key operating metrics for both our 32 hotels and our Comparable Portfolio.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
32 Hotels (1)	80.7%	$176.84	$142.71	78.2%	$170.26	$133.14	250 bps	3.9%	7.2%
Comparable Portfolio (2)	80.7%	$176.98	$142.82	77.9%	$170.44	$132.77	280 bps	3.8%	7.6%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR

32 Hotels (1)	77.1%	$167.95	$129.49	73.7%	$164.93	$121.55	340 bps	1.8%	6.5%
Comparable Portfolio (2)	77.3%	$168.66	$130.37	73.8%	$165.72	$122.30	350 bps	1.8%	6.6%

(1)          Operating statistics for the 32 hotels include prior ownership results for the Hyatt Chicago Magnificent Mile acquired in June 2012, the Doubletree Guest Suites Times Square acquired in January 2011, the JW Marriott New Orleans acquired in February 2011 and the Hilton San Diego Bayfront acquired in April 2011.

(2)          Operating statistics for the Comparable Portfolio include the Company’s 32 hotels noted above, but excludes the Hyatt Chicago Magnificent Mile which is currently experiencing material and prolonged business interruption due to rebranding and renovation.

Non-GAAP Financial Measures. The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2012 and 2011. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$11,855	$38,929	$(1,113)	$90,264
Operations held for investment:
Depreciation and amortization	34,793	32,287	69,079	58,155
Amortization of lease intangibles	1,028	992	2,056	1,922
Interest expense	19,230	18,432	38,743	34,616
Amortization of deferred financing fees	959	809	1,922	1,418
Write-off of deferred financing fees	3	—	3	—
Non-cash interest related to discount on Senior Notes	258	261	524	522
Non-cash interest related to loss on derivatives	423	960	499	1,004
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(307)	(244)	(867)	(244)
Depreciation and amortization	(1,420)	(1,184)	(2,839)	(1,184)
Interest expense	(567)	(456)	(1,137)	(456)
Amortization of deferred financing fees	(56)	(47)	(112)	(47)
Non-cash interest related to loss on derivative	—	(28)	(1)	(28)
Unconsolidated joint ventures:
Depreciation and amortization	—	—	—	3
Discontinued operations:
Depreciation and amortization	495	630	965	2,677
Amortization of lease intangibles	7	7	14	14
Interest expense	680	845	1,361	1,684
Amortization of deferred financing fees	3	6	7	13

EBITDA	67,384	92,199	109,104	190,333

Operations held for investment:
Amortization of deferred stock compensation	896	929	1,842	1,473
Non-cash straightline lease expense	693	766	1,389	1,006
Capital lease obligation interest — cash ground rent	(117)	—	(117)	—
Gain on sale of assets	—	(56)	(11)	(56)
Loss on extinguishment of debt	—	—	191	—
Gain on remeasurement of equity interests	—	—	—	(69,230)
Lawsuit settlement costs	255	—	110	—
Closing costs — completed acquisitions	1,339	633	1,375	3,372
Prior year property tax assessments	1,061	—	1,061	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(129)	(226)	(129)
Prior year property tax assessments	(265)	—	(265)	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	—	—	2
Discontinued operations:
Gain on sale of assets	—	(14,018)	(177)	(14,018)
Impairment loss	—	1,495	—	1,495
Gain on extinguishment of debt	—	(18,145)	—	(18,145)

	3,749	(28,525)	5,172	(94,230)

Adjusted EBITDA	$71,133	$63,674	$114,276	$96,103

                                 Adjusted EBITDA was $71.1 million and $63.7 million for the three months ended June 30, 2012 and 2011, respectively, and $114.3 million and $96.1 million for the six months ended June 30, 2012 and 2011, respectively. Adjusted EBITDA for the three months ended June 30, 2012 increased $7.4 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton San Diego Bayfront, which we purchased in April 2011, combined with increased earnings at our other hotels. Adjusted EBITDA for the six months ended June 30, 2012 increased $18.2 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, combined with additional earnings generated by the three hotels we purchased during the first six months of 2011: the Doubletree Guest Suites Times Square acquired in January 2011; the JW Marriott New Orleans acquired in February 2011; and the Hilton San Diego Bayfront acquired in April 2011. Adjusted EBITDA for the six months ended June 30, 2012 also increased as compared to the same period in 2011 due to increased earnings at our other hotels.

The following table reconciles net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three and six months ended June 30, 2012 and 2011. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, any real estate impairment loss, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$11,855	$38,929	$(1,113)	$90,264
Preferred stock dividends	(7,437)	(7,310)	(14,874)	(12,447)
Operations held for investment:
Real estate depreciation and amortization	34,494	31,987	68,473	57,578
Amortization of lease intangibles	1,028	992	2,056	1,922
Gain on sale of assets	—	(56)	(11)	(56)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(307)	(244)	(867)	(244)
Real estate depreciation and amortization	(1,420)	(1,184)	(2,839)	(1,184)
Discontinued Operations
Real estate depreciation and amortization	495	630	965	2,677
Amortization of lease intangibles	7	7	14	14
Gain on sale of assets	—	(14,018)	(177)	(14,018)

FFO	38,715	49,733	51,627	124,506

Operations held for investment:
Non-cash straightline lease expense	693	766	1,389	1,006
Write-off of deferred financing fees	3	—	3	—
Non-cash interest related to loss on derivatives	423	960	499	1,004
Loss on extinguishment of debt	—	—	191	—
Gain on remeasurement of equity interests	—	—	—	(69,230)
Lawsuit settlement costs	255	—	110	—
Closing costs — completed acquisitions	1,339	633	1,375	3,372
Prior year property tax assessments	1,061	—	1,061	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(129)	(226)	(129)
Non-cash interest related to loss on derivative	—	(28)	(1)	(28)
Prior year property tax assessments	(265)	—	(265)	—
Discontinued operations:
Impairment loss	—	1,495	—	1,495
Gain on extinguishment of debt	—	(18,145)	—	(18,145)

	3,396	(14,448)	4,136	(80,655)

Adjusted FFO	$42,111	$35,285	$55,763	$43,851

Adjusted FFO was $42.1 million and $35.3 million for the three months ended June 30, 2012 and 2011, respectively, and $55.8 million and $43.9 million for the six months ended June 30, 2012 and 2011, respectively. Adjusted FFO for the three months ended June 30, 2012 increased $6.8 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton San Diego Bayfront, which we purchased in April 2011, combined with increased earnings at our other hotels. Adjusted FFO for the six months ended June 30, 2012 increased $11.9 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, combined with additional earnings generated by the three hotels we purchased during the first six months of 2011: the Doubletree Guest Suites Times Square acquired in January 2011; the JW Marriott New Orleans acquired in February 2011; and the Hilton San Diego Bayfront acquired in April 2011. Adjusted FFO for the six months ended June 30, 2012 also increased as compared to the same period in 2011 due to increased earnings at our other hotels.

Room revenue. Room revenue increased $16.3 million, or 11.0%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012, and we purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These two hotels generated additional room revenue of $7.1 million during the three months ended June 30, 2012. Room revenue generated by the 30 hotels we acquired prior to March 31, 2011 (our “second quarter existing portfolio”) increased $9.2 million during the second quarter of 2012 as compared to the second quarter of 2011 due to an increase in occupancy ($5.0 million) combined with an increase in ADR ($4.2 million).

Room revenue increased $46.1 million, or 18.3%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel), and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These four recently acquired hotels (the “four recently acquired hotels”) generated additional room revenue of $31.9 million during the six months ended June 30, 2012. Room revenue generated by the 28 hotels we owned prior to January 1, 2011 (our “existing portfolio”) increased $14.2 million during the first six months of 2012 as compared to the same period in 2011 due to an increase in occupancy ($11.0 million) combined with an increase in ADR ($3.2 million).

Food and beverage revenue. Food and beverage revenue increased $6.4 million, or 12.9%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton San Diego Bayfront together contributed an additional $2.1 million to food and beverage revenue during the second quarter of 2012. Food and beverage revenue in our second quarter existing portfolio increased $4.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to increased occupancy in our hotels, which drove revenue growth in both outlets and banquets. In addition, outlet and banquet revenue increased during the second quarter of 2012 as compared to the same period in 2011 as many outlets and meeting spaces were under renovation during the second quarter of 2011.

Food and beverage revenue increased $18.7 million, or 21.3%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our four recently acquired hotels contributed an additional $13.7 million to food and beverage revenue during the first half of 2012. Food and beverage revenue in our existing portfolio increased $5.0 million during the first half of 2012 as compared to the same period in 2011, primarily due to the same reasons described above in the discussion regarding the second quarter. In addition, outlet and banquet revenue increased during the first half of 2012 as compared to the first half of 2011 as many outlets and meeting spaces were under renovation during the first half of 2011.

Other operating revenue. Other operating revenue increased $0.6 million, or 3.6%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton San Diego Bayfront together contributed an additional $0.4 million to other operating revenue during the second quarter of 2012. Other operating revenue in our second quarter existing portfolio increased $0.2 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to increased revenue in our commercial laundry facility located in Rochester, Minnesota, combined with increased transaction and development fees generated by BuyEfficient and increased parking revenue at our hotels. These increases were partially offset by decreased telephone, audio visual equipment rental fees and guest movie revenue.

Other operating revenue increased $4.1 million, or 14.0%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our four recently acquired hotels contributed an additional $2.8 million to other operating revenue during the first six months of 2012. In addition, other operating revenue increased $0.3 million in the first six months of 2012 as compared to the same period in 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures.  BuyEfficient contributed an additional $0.2 million in other operating revenue during the first six months of 2012 as compared to the same period in 2011 due to increased transaction and development fees. In addition, other operating revenue in our existing portfolio increased $0.8 million during the first six months of 2012 as compared to the same period in 2011, due to increased revenue at our commercial laundry facility located in Rochester, Minnesota combined with increased parking revenue at our hotels, partially offset by decreased telephone, guest movie, cancellation and attrition revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $12.4 million, or 10.0%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton San Diego Bayfront together contributed an additional $6.2 million to hotel operating expenses during the second quarter of 2012, which included an estimated supplemental property tax assessment of $1.9 million on the Hilton San Diego Bayfront, including $1.1 million relating to the time period April 2011 through December 2011. Hotel operating expenses in our second quarter existing portfolio increased $6.2 million during the three months ended June 30, 2012 as compared to the same period in 2011. This increase in hotel operating expenses is primarily related to the corresponding increases in room, food and beverage and parking revenue. In addition, hotel operating expenses in our second quarter existing portfolio increased during the three months ended June 30, 2012 as compared to the same period in 2011 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property taxes due to lower assessments and refunds received during the second quarter of 2011. These increases were partially offset by decreased utility expenses due to reduced consumption and lower rates at many of our hotels during the second quarter of 2012.

Hotel operating expenses increased $37.3 million, or 16.4%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The four recently acquired hotels contributed $28.9 million to hotel operating expenses during the first six months of 2012, which included an estimated supplemental property tax assessment of $1.9 million on the Hilton San Diego Bayfront, including $1.1 million relating to the time period April 2011 through December 2011. Hotel operating expenses in our existing portfolio increased $8.4 million during the first six months of 2012 as compared to the same period in 2011. This increase in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the second quarter.

Property general and administrative expense. Property general and administrative expense increased $2.1 million, or 8.4%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton San Diego Bayfront together contributed an additional $0.9 million to property general and administrative expense during the second quarter of 2012. Property general and administrative expense in our second quarter existing portfolio increased $1.2 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to increased payroll and management fees due to the increase in revenue, combined with increased contract and professional fees and employee relocation expenses.

Property general and administrative expense increased $7.2 million, or 16.4%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The four recently acquired hotels contributed $4.2 million to property general and administrative expense during the first six months of 2012. Property general and administrative expense in our existing portfolio increased $3.0 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to increased payroll, management fees, and credit and collection expenses due to the increase in revenue, combined with increased contract and professional fees, employee relocation, training and travel.

Corporate overhead expense. Corporate overhead expense increased $1.4 million, or 21.9%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to increased acquisition and due diligence costs. During the second quarter of 2012 we incurred due diligence costs of $1.3 million related to our completed acquisitions, and an additional $0.7 million related to in-process-or-abandoned projects. During the second quarter of 2011, we incurred due diligence costs of $0.6 million related to our completed acquisitions, and an additional $29,000 related to in-process-or-abandoned projects. Corporate overhead expense also increased during the second quarter of 2012 as compared to the same period in 2011 due to a $0.1 million increase in payroll and related costs and a $0.3 million increase in legal expenses. The increase in legal fees related to accrued lawsuit settlement costs based on a settlement reached in July 2012 involving a claim by certain employees at one of our hotels. These increases were partially offset by a $0.1 million decrease in deferred stock compensation, a $0.1 million decrease in entity-level state franchise and minimum tax expense and a $0.2 million decrease in relocation expenses.

Corporate overhead expense decreased $1.0 million, or 7.0%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to decreased acquisition and due diligence costs. During the first half of 2012 we incurred due diligence costs of $1.4 million related to our completed acquisitions, and an additional $0.7 million related to in-process-or-abandoned projects. During the first half of 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.3 million related to in-process-or-abandoned projects. Corporate overhead expense also decreased during the first half of 2012 as compared to the same period in 2011 due to a $0.1 million decrease in entity-level state franchise and minimum tax expense and a $0.2 million decrease in relocation expenses. These decreases were partially offset by a $0.5 million increase in payroll and related costs, a $0.3 million increase in deferred stock compensation and a $0.1 million increase in donations expense.

Depreciation and amortization expense. Depreciation and amortization increased $2.5 million, or 7.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton San Diego Bayfront together contributed an additional $1.5 million to depreciation and amortization during the second quarter of 2012. Depreciation and amortization expense in our second quarter existing portfolio increased $1.0 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization increased $10.9 million, or 18.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our four recently acquired hotels contributed $8.3 million to depreciation and amortization during the first six months of 2012. Depreciation and amortization expense in our existing portfolio increased $2.6 million during the first six months of 2012 as compared to the same period in 2011 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our hotel properties.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for both the three and six months ended June 30, 2012, zero for the three months ended June 30, 2011, and $21,000 for the six months ended June 30, 2011. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interests in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.1 million for the three months ended June 30, 2012, and $1.3 million for the three months ended June 30, 2011. In the second quarter of 2012, we recognized $38,000 in interest income, and $36,000 in other miscellaneous income. In the second quarter of 2011, we recognized $1.3 million in interest income primarily related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. We sold this Royal Palm mortgage in October 2011.

Interest and other income totaled $0.1 million for the six months ended June 30, 2012, and $1.4 million for the six months ended June 30, 2011. In the first six months of 2012, we recognized $0.1 million in interest income. In the first six months of 2011, we recognized $1.4 million in interest income, including $1.3 million related to the $90.0 million secured mortgage we issued to the buyer of the Royal Palm Miami Beach upon the hotel’s sale in April 2011. We sold this Royal Palm mortgage in October 2011.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest expense	$19,230	$18,432	$38,743	$34,616
Loss on derivatives	423	960	499	1,004
Accretion of Senior Notes	258	261	524	522
Amortization of deferred financing fees	959	809	1,922	1,418
Write-off of deferred financing fees	3	—	3	—

	$20,873	$20,462	$41,691	$37,560

Interest expense increased $0.4 million, or 2.0%, during the three months ended June 30, 2012 as compared to the same period during 2011. Mortgage interest expense increased $0.7 million during the second quarter of 2012 as compared to the second quarter of 2011 due to a net increase in loan balances including a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011, partially offset by our refinancing in October 2011 of $270.0 million of non-recourse senior mortgage and mezzanine debt secured by the Doubletree Guest Suites Times Square with a new $180.0 million non-recourse loan, and our repayment in April 2012 of a $32.2 million loan secured by the Renaissance Long Beach. Interest expense also increased $0.1 million during the second quarter of 2012 as compared to the same period in 2011 due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. In addition, interest expense increased during the second quarter of 2012 as compared to the same period in 2011 due to a $0.1 million increase in amortization of deferred financing fees related to additional fees paid in 2011 in association with our Hilton San Diego Bayfront acquisition, as well as to fees incurred on our refinancing of the Doubletree Guest Suites Times Square. These increases were partially offset during the second quarter of 2012 as compared to the same period in 2011 by a $0.5 million decrease in interest expense related to our interest rate cap and swap agreements as a $0.6 million reduction in loss on our interest rate swap agreement was partially offset by a $0.1 million increase in losses on our interest rate cap agreements.

Interest expense increased $4.1 million, or 11.0%, during the six months ended June 30, 2012 as compared to the same period during 2011. Mortgage interest expense increased $4.0 million during the first six months of 2012 as compared to the same period in 2011 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse loan), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. These increases in our loan balances were partially offset by our repayment in April 2012 of a $32.2 million loan secured by the Renaissance Long Beach. Interest expense also increased $0.1 million during the first six months of 2012 as compared to the same period in 2011 due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. In addition, interest expense increased during the first six months of 2012 as compared to the same period in 2011 due to a $0.5 million increase in amortization of deferred financing fees related to additional fees paid in 2011 in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Doubletree Guest Suites Times Square. These increases were partially offset during the first six months of 2012 as compared to the same period in 2011 by a $0.5 million decrease in interest expense related to our interest rate cap and swap agreements as a $0.7 million reduction in loss on our interest rate swap agreement was partially offset by a $0.2 million increase in losses on our interest rate cap agreements.

Our weighted average interest rate per annum, including the effect of our interest rate derivatives, was approximately 5.0% at June 30, 2012 and 5.5% at June 30, 2011. Approximately 71.8% and 68.7% of our outstanding notes payable included in our continuing operations had fixed interest rates at June 30, 2012 and 2011, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $0.2 million for the three and six months ended June 30, 2012, respectively, and zero for both the three and six months ended June 30, 2011. During the first quarter of 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero for both the three and six months ended June 30, 2012, and zero and $69.2 million for the three and six months ended June 30, 2011, respectively. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38.0% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income (loss) from discontinued operations. Income (loss) from discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Operating revenues	$4,135	$7,757	$8,323	$21,863
Operating expenses	(3,074)	(6,735)	(6,015)	(16,978)
Interest expense	(683)	(851)	(1,368)	(1,697)
Depreciation and amortization expense	(495)	(630)	(965)	(2,677)
Impairment loss	—	(1,495)	—	(1,495)
Gain on extinguishment of debt	—	18,145	—	18,145
Gain on sale of hotels	—	14,018	177	14,018

	$(117)	$30,209	$152	$31,179

As described under “—Investing Activities—Dispositions,” we classified the Marriott Del Mar as held for sale as of June 30, 2012 due to its probable sale within the next year. Though no hotels were sold during the first six months of 2012, we did, however, receive notice regarding real estate and personal property tax refunds of $0.3 million due to us on the Royal Palm Miami Beach (which we sold in April 2011), relating to our ownership periods during the 2010 and 2011 tax years. In addition, we received a total of $4.2 million from the special servicer in March 2012 related to the Royal Palm Miami Beach, $4.0 million of which relieved receivables previously recorded on our balance sheet related to the hotel’s subordinate debt which we purchased prior to our acquisition of the hotel and to prior owner real estate taxes which we had previously paid, and $0.2 million of which reimbursed us for certain transaction related invoices. We recorded the $0.2 million to discontinued operations during the first quarter of 2012. In addition, we sold two hotels and a commercial laundry facility in 2011, and recorded an $18.1 million gain on extinguishment of debt during the second quarter of 2011 due to the resolution of all contingencies relating to five hotels which we deeded back to the lender in 2010 as part of our 2009 secured debt restructuring program. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we recorded the Royal Palm Miami Beach transactions which occurred during the first quarter of 2012, along with the gain on extinguishment of debt which occurred during the second quarter of 2011 to discontinued operations. We also reclassified the results of operations for the Marriott Del Mar, which is classified as held for sale as of June 30, 2012, to discontinued operations for the three and six months ended June 30, 2012 and 2011, and the results of operations for the two hotels and the commercial laundry facility sold in 2011 to discontinued operations for the three and six months ended June 30, 2011.

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $0.3 million and $0.9 million for the three and six months ended June 30, 2012, respectively, and $0.2 million for both the three and six months ended June 30, 2011. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and six months ended June 30, 2012 and 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $0.3 million and $0.9 million for the three and six months ended June 30, 2012, respectively, and $0.2 million for both the three and six months ended June 30, 2011.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 and $16,000 for the three and six months ended June 30, 2012, respectively, and $7,000 and $14,000 for the three and six months ended June 30, 2011, respectively. We purchased the outside 62.0% common stock equity interest in the Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole common stockholder of the captive REIT that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 and $16,000 for the three and six months ended June 30, 2012, respectively, and $7,000 and $14,000 for the three and six months ended June 30, 2011, respectively.

Preferred stock dividends. Preferred stock dividends totaled $7.4 million and $14.9 million for the three and six months ended June 30, 2012, respectively, as compared to $7.3 million and $12.4 million for the three and six months ended June 30, 2011, respectively. In April 2011, we issued 4,600,000 shares of Series D preferred stock, causing us to incur an additional $0.1 million and $2.5 million in dividends during the three and six months ended June 30, 2012, respectively.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $47,000 and zero for the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the first half of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. During 2011 and year-to-date in 2012, we have made several selective acquisitions including: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011; the purchase of the JW Marriott New Orleans in February 2011; the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront in April 2011; the purchase of the Wyndham Chicago in June 2012 (which we immediately rebranded the Hyatt Chicago Magnificent Mile); and the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012.

On June 4, 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding prorations and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and immediately commenced planning for a $25.0 million renovation program (a portion of which will be funded by Hyatt Corporation).

On July 19, 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a gross purchase price of $91.75 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock on June 25, 2012.

Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010. However, in light of our current financial objectives, we expect to fund any near-term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. On June 6, 2012, we entered into a purchase and sale agreement to sell the 284-room Marriott Del Mar located in California, for a gross sale price of $66.0 million. Accordingly, we classified the Marriott Del Mar as held for sale as of June 30, 2012, and reclassified the hotel’s results of operations for the three and six months ended June 30, 2012 and 2011 to discontinued operations. The transaction, subject to customary closing conditions, including the assumption of the existing $47.2 million mortgage, is expected to close in the third quarter of 2012. Upon completion of the sale and assumption of the mortgage debt by the buyer, we expect to receive net proceeds, before customary transaction costs and credits, of approximately $19.0 million. There can be no assurance that the disposition will close, or if it does, when the disposition will close.

In 2011, we sold the Royal Palm Miami Beach and the Valley River Inn, which are located in Florida and Oregon, respectively, as well as a commercial laundry facility located in Utah.

Liquidity and Capital Resources

Historical. During the periods presented, our primary sources of cash included our operating activities, working capital, sales of hotel properties and other assets, and proceeds from issuance of notes payable and our credit facility and offerings of common and preferred stock. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, dividends on our preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $80.6 million for the six months ended June 30, 2012 compared to $74.3 million for the six months ended June 30, 2011. This increase was primarily due to our acquisitions of hotels, combined with increased earnings at our existing hotels.

Investing activities. Our net cash used in or provided by investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2012 compared to the first six months of 2011 was as follows (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Proceeds from sales of hotel properties and other assets	$11	$39,929
Restricted cash — replacement reserve	(5,177)	(6,628)
Acquisition deposits	(3,000)	—
Acquisitions of hotel properties and other assets	(29,694)	(263,264)
Renovations and additions to hotel properties and other real estate	(48,483)	(64,700)
Payment for interest rate derivative	—	(133)

	$(86,343)	$(294,796)

Net cash used in investing activities was $86.3 million for the six months ended June 30, 2012 compared to $294.8 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we received proceeds of $11,000 from the sale of surplus FF&E. This cash inflow was offset by the following cash outflows: $5.2 million as we increased the balance in our restricted cash replacement reserve accounts; $3.0 million paid as a deposit towards our July 2012 acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile; $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile, partially offset by $21,000 of unrestricted cash received upon acquisition; and $48.5 million for renovations and additions to our portfolio. During the six months ended June 30, 2011, we received net proceeds of $39.8 million from our sale of the Royal Palm Miami Beach, and an additional $0.1 million from the sale of surplus FF&E, for a total cash inflow of $39.9 million. This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $6.6 million, paid cash of $263.3 million to acquire hotel properties and other assets, paid cash of $64.7 million for renovations and additions to our portfolio and paid cash of $0.1 million for an interest rate cap derivative agreement. The $263.3 million total cash paid for acquisitions during the first six months of 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash received upon acquisition; $51.6 million for the JW Marriott New Orleans; $182.8 million for the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, partially offset by $3.7 million of unrestricted cash received upon acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash received upon acquisition.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $59.8 million for the six months ended June 30, 2012 compared to $89.2 million for the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $58.5 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility and $11.3 million of principal payments on our notes payable. In addition, we paid $4.6 million to repurchase a portion of our Senior Notes, $14.9 million in dividends to our stockholders, and $3.3 million in distributions to partners in our joint ventures. Net cash provided by financing activities for the six months ended June 30, 2011 consisted of $110.9 million in net proceeds received from the issuance of our Series D preferred stock, and $240.0 million in proceeds received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture. These cash inflows were partially offset by $246.6 million in principal payments on notes payable, including $233.8 million to repay an existing mortgage upon the acquisition of our Hilton San Diego Bayfront joint venture and $12.8 million of principal payments on our notes payable. In addition, we paid $4.8 million in deferred financing costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, and our line of credit. We also paid dividends totaling $10.3 million to our stockholders and distributions of $14,000 to our joint venture partners.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our ability to incur additional debt depends on a number of factors, including our leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders under our existing notes payable, as well as other factors affecting the general willingness or ability of lenders to provide loans. In addition, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing leverage. Our acquisitions of the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in June 2012 and July 2012, respectively, were consistent with this strategy. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

In April 2012, we used existing cash to repay the remaining $32.2 million balance of the non-recourse mortgage secured by the Renaissance Long Beach. In connection with this repayment, we wrote off $3,000 in deferred financing fees.

As of June 30, 2012, we had $1.5 billion of debt, including $47.2 million in debt associated with the Marriott Del Mar which we have classified as held for sale as of June 30, 2012, $277.9 million of cash and cash equivalents, including restricted cash, and total assets of $3.2 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2012, all of our outstanding debt had fixed interest rates, except the $236.3 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of June 30, 2012, the weighted average term to maturity of our debt is approximately 5.4 years, and 71.8% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt at June 30, 2012 is 5.0% (including the effect of our interest rate derivative agreements based on the variable rates at June 30, 2012). Our first loan maturity consists of the Senior Notes, assuming we repay the remaining balance of $58.0 million at the first put date in January 2013. We expect to repay the remaining Senior Notes balance with existing cash.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of August 7, 2012, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may in the future seek to obtain mortgages on one or all of our 13 unencumbered hotels, all but one of which are currently held by subsidiaries whose interests are pledged to our credit facility at June 30, 2012: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Kahler Inn & Suites, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. In addition, the Hilton Garden Inn Chicago Downtown/Magnificent Mile which we acquired in July 2012, is also unencumbered and will not be pledged to our credit facility. These 14 hotels had an aggregate of 4,504 rooms as of June 30, 2012, and generated $119.3 million in revenue during the first six months of 2012, including revenue generated prior to our ownership as applicable. Should we obtain secured financing on any or all of our 14 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of June 30, 2012, our unrestricted cash balance of $204.5 million exceeds all of our pending debt maturities through April 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our existing cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we expect to deploy a portion of our excess cash balance in 2012 towards debt repayments, selective acquisitions and capital investments in our portfolio. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable (1)	$1,476,428	$79,448	$242,808	$717,712	$436,460
Note payable on asset held for sale (2)	47,159	47,159	—	—	—
Interest obligations on notes payable (3)	353,855	72,685	138,329	85,976	56,865
Interest obligations on note payable on asset held for sale (4)	2,704	2,704	—	—	—
Capital lease obligations	15,671	35	35	24	15,577
Interest obligations on capital leases	104,356	1,402	1,402	1,402	100,150
Operating lease obligations	552,369	10,076	20,323	22,044	499,926
Construction commitments	39,294	39,294	—	—	—
Employment obligations	1,658	1,300	358	—	—

Total	$2,593,494	$254,103	$403,255	$827,158	$1,108,978

(1)                   Payment due in less than one year assumes that we repay our Senior Notes remaining balance of $58.0 million at the first put date in January 2013.

(2)                   Note payable on asset held for sale includes the Marriott Del Mar, which we have classified as held for sale as of June 30, 2012 and included in discontinued operations due to its probable sale within the next year.

(3)                   Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2012 and includes the effect of our interest rate derivative agreements.

(4)                   Due to our classification of the Marriott Del Mar as held for sale as of June 30, 2012 and included in discontinued operations, interest obligations on note payable on asset held for sale includes interest obligations only through June 30, 2013.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $48.5 million in our portfolio during the first six months of 2012. Our renovation budget for 2012 includes $39.3 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between 1.0% and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2012, $41.3 million was held in FF&E reserve accounts for future capital expenditures at the 32 hotels. According to the respective loan agreements, the reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in the reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 31 hotel Comparable Portfolio by quarter for 2010, 2011 and 2012 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2010 Comparable Portfolio (1)	$176,977	$201,299	$191,198	$223,324	$792,798
2010 Revenues as a percentage of total	22.3%	25.4%	24.1%	28.2%	100.0%

2011 Comparable Portfolio (1)	$185,943	$213,946	$202,885	$235,460	$838,234
2011 Revenues as a percentage of total	22.2%	25.5%	24.2%	28.1%	100.0%

2012 Comparable Portfolio (1)	$196,327	$230,236

(1)                   Includes all 33 hotel properties in which we have interests as of June 30, 2012, excluding the Marriott Del Mar classified as held for sale and included in discontinued operations at June 30, 2012 due to its probable sale within the next year, and the Hyatt Chicago Magnificent Mile which is currently experiencing material and prolonged business interruption due to rebranding and renovation. Includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all of 2010 and during the periods in 2011 before our acquisitions of the hotels. Also includes operating results for the Renaissance Westchester while it was held in receivership and reclassified to discontinued operations prior to the Company’s reacquisition of the hotel in June 2010.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011 and the first six months of 2012, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the Hyatt Chicago Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other completed real estate investments are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of ASU No. 2011-10 will have an effect on our financial statements.

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

Our interest payments on 71.8% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.3 million based on the variable rates at June 30, 2012.

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

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings

None.

Item 1A.                           Risk Factors

None.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	—		—

May 1, 2012 – May 31, 2012	—		—

June 1, 2012 – June 30, 2012	4,712	(1)	$10.72

(1)                        Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Mine Safety Disclosures

None.

Item 5.                                    Other Information

On August 2, 2012, the Board of Directors of the Company approved a new Form of Indemnification Agreement for its directors and officers in which the Company agrees to indemnify its director or officer who is a party to such agreement for claims against him or her that may arise in connection with the performance of his or her duties as director or officer, as applicable, for the Company.

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

3.3	Articles Supplementary for Series A preferred stock (incorporated by reference to Exhibit 3.3 to Form 10-K filed by the Company on February 12, 2009).

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Articles Supplementary increasing the authorized number of shares of Series A preferred stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on April 11, 2006).

3.6	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A filed by the Company on April 6, 2011).

10.1	Form of Indemnification Agreement for Directors and Officers of Sunstone Hotel Investors, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: August 7, 2012	By:	/s/ John V. Arabia
John V. Arabia
(Chief Financial Officer and Duly Authorized Officer)