Form 10-Q
period 2012-09-30
Sunstone Hotel Investors, Inc.
filed 2012-11-06
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

136,777,430 shares of Common Stock, $0.01 par value, as of November 1, 2012

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,469	$149,852
Restricted cash	76,790	55,778
Accounts receivable, net	28,534	31,182
Inventories	2,664	2,517
Prepaid expenses	9,554	10,008
Assets held for sale, net	—	144,479

Total current assets	282,011	393,816
Investment in hotel properties, net	2,800,682	2,650,258
Other real estate, net	9,855	9,754
Deferred financing fees, net	12,865	14,421
Goodwill	13,088	13,088
Other assets, net	26,441	19,903

Total assets	$3,144,942	$3,101,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,267	$26,310
Accrued payroll and employee benefits	22,326	20,727
Due to Third-Party Managers	9,050	9,039
Dividends payable	7,437	7,437
Other current liabilities	37,829	25,979
Current portion of notes payable	77,579	51,279
Notes payable of assets held for sale	—	124,543
Liabilities of assets held for sale	—	3,354

Total current liabilities	179,488	268,668
Notes payable, less current portion	1,318,102	1,394,655
Capital lease obligations, less current portion	15,630	—
Other liabilities	14,789	12,623

Total liabilities	1,528,009	1,675,946
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,237,438 shares issued and outstanding at September 30, 2012 and 117,265,090 shares issued and outstanding at December 31, 2011	1,352	1,173
Additional paid in capital	1,492,528	1,312,566
Retained earnings	147,329	110,580
Cumulative dividends	(467,707)	(445,396)
Accumulated other comprehensive loss	(4,740)	(4,916)

Total stockholders’ equity	1,460,012	1,265,257
Non-controlling interest in consolidated joint ventures	56,921	60,037

Total equity	1,516,933	1,325,294

Total liabilities and equity	$3,144,942	$3,101,240

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

REVENUES
Room	$156,725	$139,824	$443,022	$380,826
Food and beverage	46,191	40,920	148,574	124,838
Other operating	18,163	16,743	51,243	45,454

Total revenues	221,079	197,487	642,839	551,118

OPERATING EXPENSES
Room	39,911	35,325	112,566	96,160
Food and beverage	34,616	32,366	104,426	93,165
Other operating	6,986	6,506	20,074	18,112
Advertising and promotion	10,740	9,669	31,760	27,250
Repairs and maintenance	8,299	7,775	24,561	22,094
Utilities	7,686	7,867	21,039	20,914
Franchise costs	8,306	7,282	22,443	19,046
Property tax, ground lease and insurance	18,102	16,484	52,237	43,641
Property general and administrative	24,493	22,881	73,202	64,595
Corporate overhead	6,148	6,852	18,975	20,771
Depreciation and amortization	36,529	32,490	102,899	88,241
Impairment loss	—	10,862	—	10,862

Total operating expenses	201,816	196,359	584,182	524,851

Operating income	19,263	1,128	58,657	26,267
Equity in earnings of unconsolidated joint ventures	—	—	—	21
Interest and other income	18	1,543	155	2,970
Interest expense	(19,709)	(20,021)	(59,309)	(55,449)
Loss on extinguishment of debt	—	—	(191)	—
Gain on remeasurement of equity interests	—	—	—	69,230

Income (loss) from continuing operations	(428)	(17,350)	(688)	43,039
Income from discontinued operations	39,984	797	39,131	30,672

NET INCOME (LOSS)	39,556	(16,553)	38,443	73,711

(Income) loss from consolidated joint venture attributable to non-controlling interest	(827)	31	(1,694)	(213)
Distributions to non-controlling interest	(8)	(8)	(24)	(22)
Preferred stock dividends	(7,437)	(7,437)	(22,311)	(19,884)
Undistributed income allocated to unvested restricted stock compensation	(352)	—	(162)	(638)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$30,932	$(23,967)	$14,252	$52,954

COMPREHENSIVE INCOME (LOSS)	$39,615	$(16,553)	$38,619	$73,711

Basic per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.07)	$(0.21)	$(0.20)	$0.19
Income from discontinued operations	0.30	0.01	0.31	0.26

Basic income available (loss attributable) to common stockholders per common share	$0.23	$(0.20)	$0.11	$0.45

Diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.07)	$(0.21)	$(0.20)	$0.19
Income from discontinued operations	0.30	0.01	0.31	0.26

Diluted income available (loss attributable) to common stockholders per common share	$0.23	$(0.20)	$0.11	$0.45

Weighted average common shares outstanding:
Basic	135,236	117,254	124,271	117,186

Diluted	135,236	117,254	124,271	117,186

Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock				Common Stock					Accumulated	Interest in
	Series A		Series D				Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294
Issuance of common stock, net (unaudited)	—	—	—	—	17,597,437	176	177,086	—	—	—	—	177,262
Vesting of restricted common stock (unaudited)	—	—	—	—	374,911	3	2,876	—	—	—	—	2,879
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(4,810)	(4,810)
Series A preferred dividends and dividends payable at $1.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(10,575)	—	—	(10,575)
Series C preferred dividends and dividends payable at $1.179 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(4,836)	—	—	(4,836)
Series D preferred dividends and dividends payable at $1.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(6,900)	—	—	(6,900)
Net income (unaudited)	—	—	—	—	—	—	—	36,749	—	—	1,694	38,443
Pension liability adjustment (unaudited)	—	—	—	—	—	—	—	—	—	176	—	176

Balance at September 30, 2012 (unaudited)	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,492,528	$147,329	$(467,707)	$(4,740)	$56,921	$1,516,933

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,443	$73,711
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	22	225
Gain on sales of hotel properties and other assets, net	(38,270)	(14,039)
(Gain) loss on extinguishment of debt	191	(18,145)
Gain on remeasurement of equity interests	—	(69,230)
Loss on derivatives	595	2,091
Depreciation	95,905	87,578
Amortization of franchise fees and other intangibles	14,835	10,401
Amortization and write-off of deferred financing fees	3,059	2,274
Amortization of loan discounts	791	792
Amortization of deferred stock compensation	2,654	2,170
Impairment loss	—	12,357
Equity in earnings of unconsolidated joint ventures	—	(21)
Changes in operating assets and liabilities:
Restricted cash	30	12,171
Accounts receivable	5,176	3,098
Inventories	(107)	(125)
Prepaid expenses and other assets	(6,778)	2,470
Accounts payable and other liabilities	10,765	9,962
Accrued payroll and employee benefits	1,275	1,081
Due to Third-Party Managers	(1)	(991)
Discontinued operations	681	1,180
Net cash provided by operating activities	129,266	119,010
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	46,363	40,002
Restricted cash — replacement reserve	(8,922)	(5,453)
Acquisitions of hotel properties and other assets	(120,003)	(263,264)
Renovations and additions to hotel properties and other real estate	(76,639)	(82,433)
Payment for interest rate derivative	—	(133)
Net cash used in investing activities	(159,201)	(311,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	—	115,000
Payment of preferred stock offering costs	—	(4,062)
Proceeds from common stock offering	126,533	—
Payment of common stock offering costs	(431)	—
Proceeds from note payable and credit facility	15,000	240,000
Payments on notes payable and credit facility	(63,539)	(252,189)
Payment for repurchase of notes payable and related costs	(4,570)	—
Payments of deferred financing costs	(1,320)	(4,818)
Dividends paid	(22,311)	(17,584)
Distributions to non-controlling interest	(4,810)	(772)
Net cash provided by financing activities	44,552	75,575

Net increase (decrease) in cash and cash equivalents	14,617	(116,696)
Cash and cash equivalents, beginning of period	149,852	275,773

Cash and cash equivalents, end of period	$164,469	$159,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$60,139	$55,590
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$6,347	$6,853
Amortization of deferred stock compensation — construction activities	$225	$313
Amortization of deferred stock compensation — unconsolidated joint venture	$—	$2
NONCASH FINANCING ACTIVITY
Issuance of note receivable	$—	$90,000
Issuance of common stock in connection with acquisition of hotel property	$51,160	$—
Assignment of debt in connection with dispositions of hotel properties	$(122,622)	$—
Assumption of debt in connection with acquisitions of hotel properties	$—	$545,952
Dividends payable	$7,437	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2012, the Company had interests in 30 hotels (the “30 hotels”) held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 10 of the Company’s 30 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of 10 of the Company’s 30 hotels; Highgate Hotels L.P. and an affiliate, manager of three of the Company’s 30 hotels; Davidson Hotels & Resorts and Hilton Worldwide, each a manager of two of the Company’s 30 hotels; and Crestline Hotels & Resorts, Fairmont Hotels & Resorts (U.S.) and Hyatt Corporation, each a manager of one of the Company’s 30 hotels.  In addition, the Company owns 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment, and 100% of a commercial laundry facility located in Rochester, Minnesota.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both September 30, 2012 and December 31, 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income (loss) are based on results reported to the Company by its hotel managers.  These hotel managers use different reporting periods.  Marriott uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar.  The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2011 results of operations for the Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter. Beginning in 2013, Marriott will report operations on a standard monthly calendar basis.

Fair Value of Financial Instruments

As of September 30, 2012 and December 31, 2011, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 7, during 2011, the Company entered into interest rate protection agreements to manage or hedge interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income (loss) as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $20,000 and $0.4 million as of September 30, 2012 and December 31, 2011, respectively. The interest rate cap agreements are included in other assets, net, on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.8 million and $1.6 million as of September 30, 2012 and December 31, 2011, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

The Company is responsible for paying the premiums, if any, for a $5.0 million split life insurance policy for its former Executive Chairman and Chief Executive Officer, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.5 million and $1.9 million as of September 30, 2012 and December 31, 2011, respectively. These amounts are included in other assets, net in the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a Retirement Benefit Agreement. The Company has valued the Retirement Benefit Agreement using Level 2 measurements at $1.5 million and $1.7 million as of September 30, 2012 and December 31, 2011, respectively. The agreement calls for the balance of the Retirement Benefit Agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company has paid Mr. Alter a total of $0.4 million through September 30, 2012, which was reimbursed to the Company using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company has analyzed the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the nine months ended September 30, 2012. In June 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. In September 2011, the Company recognized a $10.9 million impairment loss on the $90.0 million mortgage-secured purchase money loan received from the buyer of the Royal Palm Miami Beach (the “Royal Palm note”) in anticipation of its sale in October 2011.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements including a discounted cash flow analysis to estimate the fair value of its reporting units. For the three and nine months ended September 30, 2012 and 2011, the Company did not identify any goodwill with indicators of impairment.

As of September 30, 2012 and December 31, 2011, 70.2% and 71.1%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.4 billion as of both September 30, 2012 and December 31, 2011. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging between 5.5% and 6.5% as of September 30, 2012, and between 6.0% and 7.0% as of December 31, 2011, the Company estimates that the fair market value of its debt included in continuing operations totaled $1.4 billion as of both September 30, 2012 and December 31, 2011.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2012 (unaudited):
Interest rate cap derivative agreements	$20	$—	$20	$—
Life insurance policy	1,490	—	1,490	—

Total assets at September 30, 2012	$1,510	$—	$1,510	$—

December 31, 2011:
Interest rate cap derivative agreements	$386	$—	$386	$—
Life insurance policy	1,877	—	1,877	—

Total assets at December 31, 2011	$2,263	$—	$2,263	$—

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2012 (unaudited):
Interest rate swap derivative agreement	$1,796	$—	$1,796	$—
Retirement benefit agreement	1,490	—	1,490	—

Total liabilities at September 30, 2012	$3,286	$—	$3,286	$—

December 31, 2011:
Interest rate swap derivative agreement	$1,567	$—	$1,567	$—
Retirement benefit agreement	1,687	—	1,687	—

Total liabilities at December 31, 2011	$3,254	$—	$3,254	$—

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains:
Investment in unconsolidated joint ventures (1)	$—	$—	$—	$69,230

Impairment charges:
Other assets, net (2)	—	(10,862)	—	(10,862)
Other real estate of discontinued operations, net	—	—	—	(1,495)
Total impairment charges	—	(10,862)	—	(12,357)

Total Level 3 measurement charges included in earnings	$—	$(10,862)	$—	$56,873

(1)                        Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

(2)                        Includes the impairment loss recorded by the Company on the Royal Palm note in anticipation of the note’s sale in October 2011.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize the Company’s commercial laundry facility in Rochester, Minnesota, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both September 30, 2012 and December 31, 2011 includes an allowance for doubtful accounts of $0.2 million.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011 and the first nine months of 2012, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

During both the three and nine months ended September 30, 2012, the Company incurred and paid deferred financing fees of $1.3 million related to an amendment of its credit facility. During the three and nine months ended September 30, 2011, the Company incurred and paid deferred financing fees of approximately zero and $4.8 million, respectively, related to new debt and debt refinancings. Such costs are being amortized over the related terms of the loans.

In the third quarter of 2012, the Company wrote off $0.2 million in deferred financing fees related to its sales of the Marriott Del Mar in August 2012, and the Doubletree Guest Suites Minneapolis, Hilton Del Mar and Marriott Troy in September 2012. In the second quarter of 2012, the Company wrote off $3,000 in deferred financing fees related to its repayment of the non-recourse mortgage secured by the Renaissance Long Beach.

Total amortization and write off of deferred financing fees for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$929	$823	$2,825	$2,215
Write-off of deferred financing fees	—	—	3	—
Total deferred financing fees — continuing operations	929	823	2,828	2,215

Discontinued operations:
Amortization of deferred financing fees	13	20	46	59
Write-off of deferred financing fees	185	—	185	—
Total deferred financing fees — discontinued operations	198	20	231	59

Total amortization of deferred financing fees	$1,127	$843	$3,059	$2,274

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three and nine months ended September 30, 2012, $0.4 million and $0.2 million, respectively were allocated to the participating securities. For the three and nine months ended September 30, 2011, zero and $0.6 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$39,556	$(16,553)	$38,443	$73,711
(Income) loss from consolidated joint venture attributable to non-controlling interest	(827)	31	(1,694)	(213)
Distributions to non-controlling interest	(8)	(8)	(24)	(22)
Preferred stock dividends	(7,437)	(7,437)	(22,311)	(19,884)
Undistributed income allocated to unvested restricted stock compensation	(352)	—	(162)	(638)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$30,932	$(23,967)	$14,252	$52,954

Denominator:
Weighted average basic and diluted common shares outstanding	135,236	117,254	124,271	117,186

Basic and diluted earnings available (loss attributable) to common stockholders per common share	$0.23	$(0.20)	$0.11	$0.45

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Land	$268,093	$254,053
Buildings and improvements	2,687,110	2,499,055
Furniture, fixtures and equipment	351,014	319,615
Intangibles	167,467	162,267
Franchise fees	1,326	943
Construction in process	33,033	17,267
	3,508,043	3,253,200
Accumulated depreciation and amortization	(707,361)	(602,942)

	$2,800,682	$2,650,258

In June 2012, the Company purchased the leasehold interest in the 417-room Wyndham Chicago for a contractual purchase price of $88.425 million. The Company funded the acquisition with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of the Company’s common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of the Company’s common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wyndham stock consideration. The Company prepared the registration statement on Form S-3, which was filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Immediately upon acquisition, the Company rebranded the hotel the Hyatt Chicago Magnificent Mile. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets and liabilities, obligations under capital lease and the Company’s common stock. The Company recognized acquisition-related costs of $15,000 and $1.3 million for the three and nine months ended September 30, 2012, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income (loss). The results of operations for the Hyatt Chicago Magnificent Mile have been included in the Company’s consolidated statements of operations and comprehensive income (loss) from the acquisition date of June 4, 2012 through the third quarter ended September 30, 2012.

In July 2012, the Company purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile for a net purchase price of $90.3 million, including $1.45 million of proration credits. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.6 million and $0.7 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income (loss). The results of operations for the Hilton Garden Inn Chicago Downtown/Magnificent Mile have been included in the Company’s consolidated statements of operations and comprehensive income (loss) from the acquisition date of July 19, 2012 through the third quarter ended September 30, 2012.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile were allocated based on independent third-party analyses. The following table summarizes the fair values of assets acquired and liabilities assumed in both of these acquisitions (in thousands):

Assets:
Investment in hotel properties (1)	$188,745
Cash	32
Accounts receivable	1,190
Other assets	176

Total assets acquired	190,143

Liabilities:
Capital lease obligation (2)	15,579
Other current liabilities	3,369

Total liabilities acquired	18,948

Stockholders’ equity (3)	51,160

Total cash paid for acquisition	$120,035

(1)          Investment in hotel properties was allocated to land ($14.0 million), buildings and improvements ($157.2 million), furniture, fixtures and equipment ($12.1 million), intangibles ($5.2 million) related to advanced bookings, a below-market tenant lease and a below-market management agreement, and franchise fees ($0.2 million) related to a franchise agreement. Details of the intangibles and the franchise agreement are as follows (in thousands):

	Value At Acquisition	Expected Life
	(unaudited)
Advanced bookings	$2,630	6 months to 17.5 months
Below-market tenant lease	(280)	20 years
Below-market management agreement	2,850	5 years — 10.5 years
Franchise agreement	168	14.5 years

Total intangibles and franchise fees related to 2012 acquisitions	5,368
Accumulated amortization	(1,345)
	$4,023

	Amortization Expense
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Advanced bookings	$994	$—	$1,251	$—
Below-market tenant lease	(3)	—	(3)	—
Below-market management agreement	95	—	95	—
Franchise agreement	2	—	2	—

	$1,088	$—	$1,345	$—

The Hyatt Chicago Magnificent Mile is subject to a building lease, which the Company determined should be accounted for as a capital lease. Accordingly, at acquisition in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million which has been allocated to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the then remaining term of 85.6 years. The capital asset, net of accumulated depreciation of $0.5 million for the three and nine months ended September 30, 2012 is included in investment in hotel properties, net, in the accompanying consolidated balance sheet as of September 30, 2012.

(2)          The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 14). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. At acquisition, the fair value of the remaining rent payments of $15.6 million was recorded as a capital lease obligation. The current portion of this obligation is included in accounts payable and accrued expenses, and the long-term portion of this obligation, net of amortization, is included in capital lease obligations, less current portion in the accompanying consolidated balance sheet as of September 30, 2012.

(3)          In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Wyndham stock consideration was recorded by the Company based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hyatt Chicago Magnificent Mile in June 2012, the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011 and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011 had occurred on January 1, 2011. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$221,992	$209,649	$661,237	$621,055

Income available (loss attributable) to common stockholders from continuing operations	$(61)	$(16,077)	$(2,348)	$44,909

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$(0.06)	$(0.20)	$(0.21)	$0.21

For the three and nine months ended September 30, 2012, the Company has included $12.6 million and $15.3 million of revenues, respectively, and net losses of $0.3 million and $1.3 million, respectively in its consolidated statements of operations and comprehensive income (loss) related to the Company’s 2012 acquisitions. For the three and nine months ended September 30, 2011, the Company has included $49.6 million and $111.8 million of revenues, respectively, and net losses of $1.2 million and $4.4 million, respectively, in its consolidated statements of operations and comprehensive income (loss) related to the Company’s 2011 acquisitions.

4. Discontinued Operations

In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for Marriott’s three and nine fiscal periods ended September 7, 2012 and September 9, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building next to the Marriott Troy (the “Portfolio Sale”) for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a gain on the Portfolio Sale of $12.7 million. In addition, the Company wrote off $137,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.  The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar and the office building to discontinued operations for the three and nine months ended September 30, 2012 and 2011 on its consolidated statements of operations and comprehensive income (loss). Since the Marriott Troy is managed by Marriott, the Company reclassified the hotel’s results of operations for the three and nine fiscal periods ended September 7, 2012 and September 9, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss). Due to the fact that the Marriott Troy was sold during Marriott’s tenth fiscal period of the year which the Company includes in October, the Company will include results of operations for the Marriott Troy in its discontinued operations for the three months ended December 31, 2012.

In April 2011, the Company sold the Royal Palm Miami Beach for net proceeds of $129.8 million, including $39.8 million in cash and a $90.0 million note receivable from the buyer of the hotel, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the three and six months ended June 30, 2011, to discontinued operations on its consolidated statements of operations and comprehensive income (loss). The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain performance hurdles.

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

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the three and nine months ended September 30, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the three and nine months ended September 30, 2011 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

The following sets forth the discontinued operations for the three and nine months ended September 30, 2012 and 2011, related to the four hotels and the office building sold in 2012, the two hotels and the commercial laundry facility sold in 2011, as well as the five hotel properties deeded back to the lender during 2010 (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$13,412	$17,637	$38,848	$55,794
Operating expenses	(9,131)	(13,170)	(28,464)	(43,210)
Interest expense	(1,435)	(1,932)	(4,894)	(5,761)
Depreciation and amortization expense	(977)	(1,686)	(4,651)	(6,767)
Impairment loss	—	—	—	(1,495)
Gain on extinguishment of debt	—	—	—	18,145
Gain (loss) on sale of hotels	38,115	(52)	38,292	13,966

Income from discontinued operations	$39,984	$797	$39,131	$30,672

5. Other Real Estate

Other real estate, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Land	$1,600	$1,600
Buildings and improvements	8,193	8,143
Furniture, fixtures and equipment	6,586	5,904
Construction in process	149	62
	16,528	15,709
Accumulated depreciation	(6,861)	(6,143)
	9,667	9,566
Land held for investment	188	188

	$9,855	$9,754

As of September 30, 2012, other real estate, net included a commercial laundry facility and a vacant parcel of land.

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

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts, Inc. (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

7. Interest Rate Derivative Agreements

At September 30, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at September 30, 2012. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The second interest rate cap agreement was acquired in connection with the Company’s refinancing of debt secured by the Doubletree Guest Suites Times Square. The Company’s purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011 included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points, along with an interest rate cap agreement which the Company valued at $0.1 million at the acquisition date. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. The Company paid $0.9 million for this interest rate cap agreement. The notional amount of the related debt totaled $180.0 million at September 30, 2012.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement at $0.3 million at the acquisition date. The notional amount of the related debt totaled $40.9 million as of September 30, 2012. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net losses of $0.1 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. These net losses have been reflected as increases in interest expense for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the fair values of the interest rate cap agreements totaled an asset of $20,000 and $0.4 million, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.8 million and $1.6 million as of September 30, 2012 and December 31, 2011, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

8. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Property and equipment, net	$2,560	$2,318
Intangibles, net	8,027	8,476
Interest rate cap derivative agreements	20	386
Note receivable	261	394
Cash trap receivables	8,078	—
Other receivables	4,620	4,946
Other	2,875	3,383
	$26,441	$19,903

In conjunction with the Company’s third quarter 2012 sales of the Marriott Del Mar, the Hilton Del Mar and the Marriott Troy, the mortgages secured by these hotels were assumed by the buyers of the hotels. These mortgages contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of the three hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to the Company only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As of September 30, 2012, a total of $8.1 million of the Company’s cash was held by the lenders of these three hotels. The cash will be returned to the Company once the lenders release the cash to the buyers, which is expected to occur within the near term.

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 6), the Company’s other assets, net as of September 30, 2012 and December 31, 2011, include BuyEfficient’s intangible assets totaling $8.0 million and $8.5 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years. Accumulated amortization totaled $1.0 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively. Amortization expense totaled $0.1 million for both the three months ended September 30, 2012 and 2011, and $0.4 million for both the nine months ended September 30, 2012 and 2011.

In April 2010, the Company paid $250,000 to purchase one-half of a $5.0 million 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. As of September 30, 2012, the subordinate note secured by the Twelve Atlantic Station was not in default, however, the Company will continue to account for the Twelve Atlantic Station loan using the cost recovery method until such time as the expected cash flows from the loan are reasonably probable and estimable. The Company received $45,000 and $0.1 million during the three and nine months ended September 30, 2012, respectively, and $0.1 million during the year ended December 31, 2011, which payments were applied to the subordinate note’s principal balance in accordance with the cost recovery method.

9. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 9.88%; maturing at dates ranging from June 2013 through May 2021. The notes are collateralized by first deeds of trust on 14 hotel properties and one commercial laundry facility at September 30, 2012, and 15 hotel properties and one commercial laundry facility at December 31, 2011.	$922,439	$966,763
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	235,512	237,806
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	58,000	62,500
	1,395,951	1,447,069
Less: discount on Senior Notes	(270)	(1,135)
	1,395,681	1,445,934
Less: current portion	(77,579)	(51,279)
	$1,318,102	$1,394,655

In August 2012, the buyer of the Marriott Del Mar assumed the $47.1 million existing mortgage secured by the hotel, and the Company wrote off $48,000 in related deferred financing fees.

In September 2012, the buyer of the properties in the Portfolio Sale assumed $75.6 million in existing mortgages secured by three hotels in the portfolio, and the Company wrote off $137,000 in related deferred financing fees.

In September 2012, the Company amended and restated its $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended by two years to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on the Company’s leverage ratio. The credit facility also includes an accordion option that allows the Company to request additional lender commitments up to a total of $350.0 million. The Company paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility.

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

As of September 30, 2012 and December 31, 2011, the Company has $58.0 million and $62.5 million, respectively, in outstanding Senior Notes, which have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of the Debt Topic of the FASB ASC which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of the Debt Topic of the FASB ASC, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense included accretion of the Senior Notes of $0.3 million for both the three months ended September 30, 2012 and 2011, and $0.8 million for both the nine months ended September 30, 2012 and 2011. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year. The notes, subject to specified events and other conditions, are exchangeable into, at the Company’s option, cash, the Company’s common stock, or a combination of cash and the Company’s common stock. The initial exchange rate for each $1,000 principal amount of notes was 28.9855 shares of the Company’s common stock, representing an exchange price of approximately $34.50 per common share. The initial exchange rate was subject to adjustment under certain circumstances, and is currently adjusted to 32.9179 shares of the Company’s common stock for each $1,000 principal amount of notes, representing an exchange price of approximately $30.38 per common share. The Operating Partnership does not have the right to redeem the notes, except to preserve the Company’s REIT status, before January 20, 2013, and may redeem the notes, in whole or in part, thereafter at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. Upon specified change in control events as well as on specified dates, holders of the notes may require the Operating Partnership to repurchase their notes, in whole or in part, for cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are the senior unsecured obligations of the Operating Partnership. The Company and several of its subsidiaries have guaranteed the Operating Partnership’s obligations under the notes. The notes do not qualify as a derivative or an equity instrument.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$18,417	$17,841	$55,095	$50,351
Loss on derivatives	96	1,087	595	2,091
Accretion of Senior Notes	267	270	791	792
Amortization of deferred financing fees	929	823	2,825	2,215
Write-off of deferred financing fees	—	—	3	—
	$19,709	$20,021	$59,309	$55,449

10. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Property, sales and use taxes payable	$19,416	$8,879
Accrued interest	5,052	5,024
Advance deposits	7,635	5,073
Management fees payable	2,122	2,976
Other	3,604	4,027
	$37,829	$25,979

In September 2012, the buyer of the properties in the Portfolio Sale assumed the Company’s $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager.

Other liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Interest rate swap derivative agreement	$1,796	$1,567
Deferred revenue	1,210	1,191
Deferred rent	8,767	6,684
Other	3,016	3,181
	$14,789	$12,623

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both September 30, 2012 and December 31, 2011.

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

The Company’s 7,050,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) have a liquidation preference of $25.00 per share, and are redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of September 30, 2012, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date and the Company is not required to redeem the Series A preferred stock at any time.

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

Common Stock

In June 2012, the Company issued 5,454,164 shares of its common stock to the seller of the Wyndham Chicago (which the Company rebranded the Hyatt Chicago Magnificent Mile) in connection with the Company’s acquisition of the hotel. The Company incurred offering costs of $0.1 million related to this transaction.

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

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$1,195	$1,053	$3,946	$3,269
Forfeiture (credit) expense adjustments	$4	$(1)	$6	$133

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and nine months ended September 30, 2012 and 2011 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$5,839	$5,174	$17,037	$14,348
Discontinued operations	347	435	1,017	1,268
	$6,186	$5,609	$18,054	$15,616

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three and nine months ended September 30, 2012 and 2011 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$425	$752	$1,985	$2,143
Discontinued operations	202	160	560	399
	$627	$912	$2,545	$2,542

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

Total license and franchise costs incurred by the Company during the three months ended September 30, 2012 and 2011 were $8.9 million and $7.9 million, respectively, of which royalties totaled $3.0 million and $2.4 million, respectively. For the nine months ended September 30, 2012 and 2011, total license and franchise costs incurred by the Company were $24.1 million and $20.7 million, respectively, of which royalties totaled $7.7 million and $6.5 million, respectively. The remaining costs included advertising, reservation and rewards club assessments. Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2012 and 2011 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$8,306	$7,282	$22,443	$19,046
Discontinued operations	607	660	1,631	1,630
	$8,913	$7,942	$24,074	$20,676

Renovation and Construction Commitments

At September 30, 2012, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2012 totaled $31.8 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 3). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. Upon acquisition of the hotel in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the then remaining term of 85.6 years, and a capital lease obligation of $15.6 million, based upon the fair value of the remaining rent payments.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Buildings and improvements	$58,799	$—
Furniture, fixtures and equipment	104	—
	58,903	—
Accumulated depreciation	(500)	—
	$58,403	$—

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2012 are as follows (in thousands):

2012	$1,437
2013	1,437
2014	1,421
2015	1,403
2016	1,402
Thereafter	112,570
Total minimum lease payments (1)	119,670
Less: Amount representing interest (2)	(104,005)
Present value of net minimum lease payments (3)	$15,665

(1)          Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for either the three or nine months ended September 30, 2012.

(2)          Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)          The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of September 30, 2012 as a current obligation of $35,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground and Operating Leases

Total rent expense incurred pursuant to ground lease agreements for the three and nine months ended September 30, 2012 and 2011 was included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,354	$4,177	$12,814	$10,719
Discontinued operations	—	9	14	44
	$4,354	$4,186	$12,828	$10,763

Rent expense incurred pursuant to the lease on the corporate facility totaled $0.1 million for both the three months ended September 30, 2012 and 2011, and $0.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York and Chicago exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California, New York and Chicago. As of September 30, 2012, the Company’s 30 hotels were concentrated in California, New York and Chicago as follows:

	California	New York	Chicago
	(unaudited)	(unaudited)	(unaudited)
Number of hotels	8	3	3
Percentage of total rooms	28%	10%	9%
Percentage of total revenue for the three months ended September 30, 2012	31%	16%	10%
Percentage of total revenue for the nine months ended September 30, 2012	31%	15%	8%

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

At September 30, 2012, the Company had $3.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to the building lease for the Hyatt Chicago Magnificent Mile and to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through September 30, 2012.

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

•                 rising hotel operating expenses;

•                  relationships with and requirements of franchisors and hotel brands;

•                  relationships with and the performance of the managers of our hotels;

•                  the ground, air or building leases for ten of the 30 hotels held for investment as of September 30, 2012;

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

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels. In addition, prior to January 21, 2011, we owned 50.0% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, we purchased the outside 50.0% equity interest in BuyEfficient, and as a result, we are now the sole owner of BuyEfficient. We also own 100% of a commercial laundry facility located in Rochester, Minnesota.

We own primarily upper upscale hotels in the United States. As of September 30, 2012, we had interests in 30 hotels (the “30 hotels”). Of the 30 hotels, we classify 27 as upscale or upper upscale, two as luxury and one as upper midscale as defined by Smith Travel Research, Inc. The majority of our hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. Most of our hotels are considered business, convention, or airport hotels, as opposed to resort, leisure or extended-stay hotels. The hotels comprising our 30 hotel portfolio average 428 rooms in size.

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

•                  Disciplined External Growth. By gradually increasing the scale and quality of our portfolio, we may provide our stockholders with greater exposure to key growth markets, improved liquidity and broader access to value-adding transactions. Accordingly, our strategy emphasizes disciplined external growth during the recovery phase of the lodging cycle. Our external growth plan is oriented around investing in institutional-quality hotels that generate returns in excess of our cost of capital, that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies. We endeavor to structure our acquisitions in ways that will not only increase the value of our shares of common stock, but also will advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid owners facing debt maturities or capital requirements.

•                  Measured Balance Sheet Improvement. A low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy, and accordingly we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as the measured reduction of our financial leverage is currently a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

During the past two years and continuing into 2012, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the recovery phase of the lodging cycle. Hotels acquired during the early stages of past cyclical recoveries, have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during 2011 and year-to-date in 2012 we have made several selective acquisitions including: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011; the purchase of the JW Marriott New Orleans in February 2011; the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront in April 2011; the purchase of the Wyndham Chicago in June 2012 (which we immediately rebranded the Hyatt Chicago Magnificent Mile); and the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

On June 4, 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and have commenced planning for a $25.0 million renovation program (a portion of which will be funded by Hyatt Corporation).

On July 19, 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a net purchase price of $90.3 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock on June 25, 2012.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility, which we entered into in November 2010 and amended in September 2012. However, in light of our current financial objectives, we expect to fund any near-term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, during the nine months ended September 30, 2012, we sold four hotels and an office building adjacent to one of the sold hotels: the Marriott Del Mar, located in San Diego, California; the Doubletree Guest Suites Minneapolis, located in Minneapolis, Minnesota; the Hilton Del Mar, located in San Diego, California; the Marriott Troy, located in Troy, Michigan; and an office building next to the Marriott Troy.

In August 2012, we completed the sale of the Marriott Del Mar for a gross sales price of $66.0 million, and recognized a gain on the sale of $25.5 million. The buyer of the hotel assumed the $47.1 million mortgage secured by the hotel, resulting in our receipt of net proceeds totaling $17.7 million after proration adjustments and closing costs. In addition, we wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the Marriott Del Mar.

In September 2012, we completed the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and an office building next to the Marriott Troy (the “Portfolio Sale”) for a gross sales price of $105.0 million, and recognized a $12.7 million gain on the sale. The buyer of the portfolio assumed three separate mortgages secured by the hotels totaling $75.6 million: Doubletree Guest Suites Minneapolis $16.9 million; Hilton Del Mar $24.4 million; and Marriott Troy $34.3 million. In addition, the buyer of the portfolio assumed a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. We received net proceeds on the portfolio sale of $28.6 million after proration adjustments, closing costs and the debt and deferred management fee assumptions. In addition, we wrote off $137,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.

The mortgages secured by the Marriott Del Mar, Hilton Del Mar and Marriott Troy contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of these hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to us only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As of September 30, 2012, a total of $8.1 million of our cash was held by the lenders of these three hotels. The cash will be returned to us once the lenders release the cash to the buyers, which is expected to occur within the near term.

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

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was significantly reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of September 30, 2012, we have $3.8 million in outstanding irrevocable letters of credit backed by the credit facility.

As of September 30, 2012, the weighted average term to maturity of our debt is approximately 5.3 years, and 70.2% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt is 5.0% (including the effect of our interest rate derivative agreements based on the variable rates at September 30, 2012). Of our total debt as of September 30, 2012, approximately $219.7 million matures over the next four years (none in 2012, $58.0 million in 2013, assuming we redeem our Senior Notes remaining balance of $58.0 million at the first put date in 2013, none in 2014 and $161.7 million in 2015). The $219.7 million does not include $4.7 million of scheduled loan amortization payments due over the remainder of 2012, $20.6 million due in 2013, $23.1 million due in 2014, or $21.7 million due in 2015.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 30 hotels in which we have interests as of September 30, 2012. In addition, our Comparable Portfolio includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Downtown/Magnificent Mile;

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

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax and other adjustments,  and any other identified adjustments;

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee relocation expenses, training expenses, and management fees;

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, entity-level state franchise and minimum tax payments, travel expenses and office rent;

•                  Depreciation and amortization expense, which includes depreciation on our hotel and commercial laundry buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles; and

•                  Impairment loss expense, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value.

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 5.3% as compared to 2009, with a 180 basis point increase in portfolio occupancy. These improving demand trends continued in 2011 and in the first nine months of 2012. As a result, our Comparable Portfolio RevPAR increased 7.2% in 2011 as compared to 2010, 5.1% in the third quarter of 2012 as compared to the third quarter of 2011, and 6.2% in the first nine months of 2012 as compared to the first nine months of 2011. Portfolio occupancy increased 260 basis points in 2011 as compared to 2010, 230 basis points in the third quarter of 2012 as compared to the third quarter of 2011, and 330 basis points in the first nine months of 2012 as compared to the first nine months of 2011. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we do expect hotel demand to remain strong over the next several quarters as economic growth and employment are expected to increase.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of at least two to four years during which aggregate U.S. hotel supply, as indicated by the number of new hotel room openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City where there is currently a higher-than-average supply of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Through September 30, 2012, our year-to-date Comparable Portfolio RevPAR index has remained flat at 114.5 as compared to the same period in 2011.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Through September 30, 2012, our year-to-date Comparable Portfolio operating flow through was approximately 45.7%.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 30 hotels (12,854 rooms) as of September 30, 2012 and 28 hotels (12,086 rooms) as of September 30, 2011. Income from discontinued operations for the three months ended September 30, 2012 includes the results of operations for the Doubletree Guest Suites Minneapolis, Hilton Del Mar, Marriott Troy and an office building adjacent to the Marriott Troy, which we sold in September 2012, and the Marriott Del Mar, which we sold in August 2012. Income from discontinued operations for the three months ended

September 30, 2011 includes the results of operations for the following: the Doubletree Guest Suites Minneapolis, Hilton Del Mar, Marriott Troy and an office building adjacent to the Marriott Troy, which we sold in September 2012; the Marriott Del Mar, which we sold in August 2012; the Valley River Inn, which we sold in October 2011; our commercial laundry facility located in Salt Lake City, Utah, which we sold in July 2011; and the Royal Palm Miami Beach, which we sold in April 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$156,725	$139,824	$16,901	12.1%
Food and beverage	46,191	40,920	5,271	12.9%
Other operating	18,163	16,743	1,420	8.5%

Total revenues	221,079	197,487	23,592	11.9%

OPERATING EXPENSES
Hotel operating	134,646	123,274	11,372	9.2%
Property general and administrative	24,493	22,881	1,612	7.0%
Corporate overhead	6,148	6,852	(704)	(10.3)%
Depreciation and amortization	36,529	32,490	4,039	12.4%
Impairment loss	—	10,862	(10,862)	(100.0)%

Total operating expenses	201,816	196,359	5,457	2.8%

Operating income	19,263	1,128	18,135	1,607.7%

Interest and other income	18	1,543	(1,525)	(98.8)%
Interest expense	(19,709)	(20,021)	312	1.6%

Loss from continuing operations	(428)	(17,350)	16,922	97.5%
Income from discontinued operations	39,984	797	39,187	4,916.8%

Net income (loss)	39,556	(16,553)	56,109	339.0%
(Income) loss from consolidated joint venture attributable to non-controlling interest	(827)	31	(858)	(2,767.7)%
Distributions to non-controlling interest	(8)	(8)	—	0.0%
Preferred stock dividends	(7,437)	(7,437)	—	0.0%
Undistributed income allocated to unvested restricted stock compensation	(352)	—	(352)	(100.0)%

Income available (loss attributable) to common stockholders	$30,932	$(23,967)	$54,899	229.1%

The following table presents the unaudited operating results for our total portfolio for the nine months ended September 30, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 30 hotels (12,854 rooms) as of September 30, 2012 and 28 hotels (12,086 rooms) as of September 30, 2011. Income from discontinued operations for the nine months ended September 30, 2012 includes the following: the results of operations for the Doubletree Guest Suites Minneapolis, Hilton Del Mar, Marriott Troy and an office building adjacent to the Marriott Troy, which we sold in September 2012; the Marriott Del Mar, which we sold in August 2012; a final distribution of proceeds on a subordinate note we held prior to our purchase of the Royal Palm Miami Beach; and reimbursements for expenses related to the Royal Palm Miami Beach which we sold in April 2011. Income from discontinued operations for the nine months ended September 30, 2011 includes the results of operations for the following: the Doubletree Guest Suites Minneapolis, Hilton Del Mar, Marriott Troy and an office building adjacent to the Marriott Troy, which we sold in September 2012; the Marriott Del Mar, which we sold in August 2012; the Valley River Inn, which we sold in October 2011; our commercial laundry facility located in Salt Lake City, Utah, which we sold in July 2011; and the Royal Palm Miami Beach, which we sold in April 2011. Income from discontinued operations for the nine months ended September 30, 2011 also includes the gain on extinguishment of debt related to the resolution of the contingency for franchise termination fees for the Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), and Marriott Salt Lake City (University Park), which hotels were deeded back to the lender in November 2010 pursuant to our 2009 secured debt restructuring program.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$443,022	$380,826	$62,196	16.3%
Food and beverage	148,574	124,838	23,736	19.0%
Other operating	51,243	45,454	5,789	12.7%

Total revenues	642,839	551,118	91,721	16.6%

OPERATING EXPENSES
Hotel operating	389,106	340,382	48,724	14.3%
Property general and administrative	73,202	64,595	8,607	13.3%
Corporate overhead	18,975	20,771	(1,796)	(8.6)%
Depreciation and amortization	102,899	88,241	14,658	16.6%
Impairment loss	—	10,862	(10,862)	(100.0)%

Total operating expenses	584,182	524,851	59,331	11.3%

Operating income	58,657	26,267	32,390	123.3%

Equity in earnings of unconsolidated joint ventures	—	21	(21)	(100.0)%
Interest and other income	155	2,970	(2,815)	(94.8)%
Interest expense	(59,309)	(55,449)	(3,860)	(7.0)%
Loss on extinguishment of debt	(191)	—	(191)	(100.0)%
Gain on remeasurement of equity interests	—	69,230	(69,230)	(100.0)%

Income (loss) from continuing operations	(688)	43,039	(43,727)	(101.6)%
Income from discontinued operations	39,131	30,672	8,459	27.6%

Net income	38,443	73,711	(35,268)	(47.8)%
Income from consolidated joint venture attributable to non-controlling interest	(1,694)	(213)	(1,481)	(695.3)%
Distributions to non-controlling interest	(24)	(22)	(2)	(9.1)%
Preferred stock dividends	(22,311)	(19,884)	(2,427)	(12.2)%
Undistributed income allocated to unvested restricted stock compensation	(162)	(638)	476	100.0%

Income available to common stockholders	$14,252	$52,954	$(38,702)	(73.1)%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 30 hotel Comparable Portfolio, which includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
80.7%	$171.02	$138.01	78.4%	$167.55	$131.36	230 bps	2.1%	5.1%

Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
78.9%	$170.29	$134.36	75.6%	$167.34	$126.51	330 bps	1.8%	6.2%

Non-GAAP Financial Measures. The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2012 and 2011. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base

(primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$39,556	$(16,553)	$38,443	$73,711
Operations held for investment:
Depreciation and amortization	36,529	32,490	102,899	88,241
Amortization of lease intangibles	1,120	1,028	3,176	2,950
Interest expense	18,417	17,841	55,095	50,351
Amortization of deferred financing fees	929	823	2,825	2,215
Write-off of deferred financing fees	—	—	3	—
Non-cash interest related to discount on Senior Notes	267	270	791	792
Non-cash interest related to loss on derivatives	96	1,087	595	2,091
Non-controlling interests:
(Income) loss from consolidated joint venture attributable to non-controlling interest	(827)	31	(1,694)	(213)
Depreciation and amortization	(1,422)	(1,414)	(4,261)	(2,598)
Interest expense	(566)	(549)	(1,703)	(1,005)
Amortization of deferred financing fees	(56)	(56)	(168)	(103)
Non-cash interest related to loss on derivative	—	(4)	(1)	(32)
Unconsolidated joint ventures:
Depreciation and amortization	—	—	—	3
Discontinued operations:
Depreciation and amortization	977	1,686	4,651	6,767
Amortization of lease intangibles	—	7	14	21
Interest expense	1,237	1,912	4,663	5,702
Amortization of deferred financing fees	13	20	46	59
Write-off of deferred financing fees	185	—	185	—

EBITDA	96,455	38,619	205,559	228,952

Operations held for investment:
Amortization of deferred stock compensation	812	697	2,654	2,170
Non-cash straightline lease expense	694	696	2,083	1,702
Capital lease obligation interest — cash ground rent	(351)	—	(468)	—
(Gain) loss on sale of assets	33	(17)	22	(73)
Loss on extinguishment of debt	—	—	191	—
Gain on remeasurement of equity interests	—	—	—	(69,230)
Lawsuit settlement costs, net	—	1,620	110	1,620
Closing costs — completed acquisitions	590	—	1,965	3,372
Prior year property tax and CAM adjustments, net	(440)	—	621	—
Hotel laundry closing costs	424	—	424	—
Impairment loss	—	10,862	—	10,862
Non-controlling interests:
Non-cash straightline lease expense	(113)	(114)	(339)	(243)
Prior year property tax adjustments, net	63	—	(202)	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	—	—	2
Discontinued operations:
(Gain) loss on sale of assets	(38,115)	52	(38,292)	(13,966)
Impairment loss	—	—	—	1,495
Gain on extinguishment of debt	—	—	—	(18,145)

	(36,403)	13,796	(31,231)	(80,434)

Adjusted EBITDA	$60,052	$52,415	$174,328	$148,518

Adjusted EBITDA was $60.1 million and $52.4 million for the three months ended September 30, 2012 and 2011, respectively, and $174.3 million and $148.5 million for the nine months ended September 30, 2012 and 2011, respectively. Adjusted EBITDA for the three months ended September 30, 2012 increased $7.7 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, which we purchased in July 2012, combined with increased earnings at our other hotels. Adjusted EBITDA for the nine months ended September 30, 2012 increased $25.8 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, which we purchased in July 2012, combined with additional earnings generated by the three hotels we purchased during the first nine months of 2011: the Doubletree Guest Suites Times Square acquired in January 2011; the JW Marriott New Orleans acquired in February 2011; and the Hilton San Diego Bayfront acquired in April 2011. Adjusted EBITDA for the nine months ended September 30, 2012 also increased as compared to the same period in 2011 due to increased earnings at our other hotels.

The following table reconciles net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three and nine months ended September 30, 2012 and 2011. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, any real estate impairment loss, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$39,556	$(16,553)	$38,443	$73,711
Preferred stock dividends	(7,437)	(7,437)	(22,311)	(19,884)
Operations held for investment:
Real estate depreciation and amortization	36,230	32,196	101,994	87,370
Amortization of lease intangibles	1,120	1,028	3,176	2,950
(Gain) loss on sale of assets	33	(17)	22	(73)
Non-controlling interests:
(Income) loss from consolidated joint venture attributable to non-controlling interest	(827)	31	(1,694)	(213)
Real estate depreciation and amortization	(1,422)	(1,414)	(4,261)	(2,598)
Discontinued Operations:
Real estate depreciation and amortization	977	1,686	4,651	6,767
Amortization of lease intangibles	—	7	14	21
(Gain) loss on sale of assets	(38,115)	52	(38,292)	(13,966)

FFO	30,115	9,579	81,742	134,085

Operations held for investment:
Non-cash straightline lease expense	694	696	2,083	1,702
Write-off of deferred financing fees	—	—	3	—
Non-cash interest related to loss on derivatives	96	1,087	595	2,091
Loss on extinguishment of debt	—	—	191	—
Gain on remeasurement of equity interests	—	—	—	(69,230)
Lawsuit settlement costs, net	—	1,620	110	1,620
Closing costs — completed acquisitions	590	—	1,965	3,372
Prior year property tax and CAM adjustments, net	(440)	—	621	—
Hotel laundry closing costs	424	—	424	—
Impairment loss	—	10,862	—	10,862
Non-controlling interests:
Non-cash straightline lease expense	(113)	(114)	(339)	(243)
Non-cash interest related to loss on derivative	—	(4)	(1)	(32)
Prior year property tax adjustments, net	63	—	(202)	—
Discontinued operations:
Write-off of deferred financing fees	185	—	185	—
Impairment loss	—	—	—	1,495
Gain on extinguishment of debt	—	—	—	(18,145)

	1,499	14,147	5,635	(66,508)

Adjusted FFO	$31,614	$23,726	$87,377	$67,577

Adjusted FFO was $31.6 million and $23.7 million for the three months ended September 30, 2012 and 2011, respectively, and $87.4 million and $67.6 million for the nine months ended September 30, 2012 and 2011, respectively. Adjusted FFO for the three months ended September 30, 2012 increased $7.9 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, which we purchased in July 2012, combined with increased earnings at our other hotels. Adjusted FFO for the nine months ended September 30, 2012 increased $19.8 million as compared to the same period in 2011 due to additional earnings generated by the Hyatt Chicago Magnificent Mile, which we purchased in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, which we purchased in July 2012, combined with additional earnings generated by the three hotels we purchased during the first nine months of 2011: the Doubletree Guest Suites Times Square acquired in January 2011; the JW Marriott New Orleans acquired in February 2011; and the Hilton San Diego Bayfront acquired in April 2011. Adjusted FFO for the nine months ended September 30, 2012 also increased as compared to the same period in 2011 due to increased earnings at our other hotels.

Room revenue. Room revenue increased $16.9 million, or 12.1%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. These two hotels generated additional room revenue of $10.2 million during the three months ended September 30, 2012. Room revenue generated by the 28 hotels we acquired prior to June 30, 2011 (our “third quarter existing portfolio”) increased $6.7 million during the third quarter of 2012 as compared to the third quarter of 2011 due to an increase in occupancy ($4.0 million) combined with an increase in ADR ($2.7 million). The increase in occupancy was driven by an additional 26,847 group room nights sold, slightly offset by a decrease of 1,982 in transient room nights sold. Room revenue in our third quarter existing portfolio was impacted by a major rooms renovation at the Renaissance Washington DC, which caused 9,444 room nights to be out of service during the third quarter of 2012, displacing approximately $1.7 million in room revenue based on the hotel achieving a potential 73.1% occupancy rate and RevPAR of $129.01 without the renovation.

Room revenue increased $62.2 million, or 16.3%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel), and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These five recently acquired hotels (the “five recently acquired hotels”) generated additional room revenue of $44.8 million during the nine months ended September 30, 2012. Room revenue generated by the 25 hotels we owned prior to January 1, 2011 (our “existing portfolio”) increased $17.4 million during the first nine months of 2012 as compared to the same period in 2011 due to an increase in occupancy ($14.3 million) combined with an increase in ADR ($3.1 million). The increase in occupancy was driven by an additional 29,376 group room nights sold combined with an additional 71,860 transient room nights sold. Room revenue in our existing portfolio was impacted by a major rooms renovation at the Renaissance Washington DC, which caused 9,447 room nights to be out of service during the first nine months of 2012, displacing approximately $1.7 million in room revenue based on the hotel achieving a potential 73.5% occupancy rate and RevPAR of $148.76 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $5.3 million, or 12.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile together contributed an additional $1.6 million to food and beverage revenue during the third quarter of 2012. Food and beverage revenue in our third quarter existing portfolio increased $3.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to increased occupancy and group room nights in our hotels, which drove revenue growth in both outlets and banquets. Food and beverage revenue in our third quarter existing portfolio was negatively impacted by a major rooms renovation at the Renaissance Washington DC, which caused 9,444 room nights to be out of service during the third quarter, decreasing revenue in both outlets and banquets.

Food and beverage revenue increased $23.7 million, or 19.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our five recently acquired hotels contributed an additional $16.6 million to food and beverage revenue during the first nine months of 2012. Food and beverage revenue in our existing portfolio increased $7.1 million during the first nine months of 2012 as compared to the same period in 2011, primarily due to the same reasons described above in the discussion regarding the third quarter. In addition, outlet and banquet revenue increased during the first nine months of 2012 as compared to the first nine months of 2011 as many outlets and meeting spaces were under renovation during 2011. Food and beverage revenue in our existing portfolio was negatively impacted by a major rooms renovation at the Renaissance Washington DC, which caused 9,447 room nights to be out of service during the first nine months of 2012, decreasing revenue in both outlets and banquets.

Other operating revenue. Other operating revenue increased $1.4 million, or 8.5%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile together contributed an additional $0.7 million to other operating revenue during the third quarter of 2012. Other operating revenue in our third quarter existing portfolio increased $0.7 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to increased revenue in our commercial laundry facility located in Rochester, Minnesota, combined with increased transaction and development fees generated by BuyEfficient and increased cancellation, attrition, parking and spa revenue at our hotels. These increases were partially offset by decreased telephone, audio visual equipment rental fees and guest movie revenue.

Other operating revenue increased $5.8 million, or 12.7%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our five recently acquired hotels contributed an additional $3.7 million to other operating revenue during the first nine months of 2012. In addition, other operating revenue increased $0.3 million in the first nine months of 2012 as compared to the same period in 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures.  BuyEfficient contributed an additional $0.3 million in other operating revenue during the first nine months of 2012 as compared to the same period in 2011 due to increased transaction and development fees. In addition, other operating revenue in our existing portfolio increased $1.5 million during the first nine months of 2012 as compared to the same period in 2011, due to increased revenue at our commercial laundry facility located in Rochester, Minnesota combined with increased cancellation, attrition, parking and spa revenue at our hotels, partially offset by decreased telephone revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $11.4 million, or 9.2%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile together contributed an additional $7.0 million to hotel operating expenses during the third quarter of 2012. Hotel operating expenses in our third quarter existing portfolio increased $4.4 million during the three months ended September 30, 2012 as compared to the same period in 2011. This increase in hotel operating expenses is primarily related to the corresponding increases in room, food and beverage and parking revenue. In addition, hotel operating expenses in our third quarter existing portfolio increased during the three months ended September 30, 2012 as compared to the same period in 2011 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; property and liability insurance due to increased premiums; and ground lease due to increased contingent rent resulting from the increased revenue at several of our hotels. These increases were partially offset by decreases in the following expenses: utilities due to reduced consumption and lower rates at many of our hotels during the third quarter of 2012; personal property taxes due to lower assessments received at several of our hotels; and common area maintenance charges due to a settlement received at one of our hotels.

Hotel operating expenses increased $48.7 million, or 14.3%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The five recently acquired hotels contributed $37.0 million to hotel operating expenses during the first nine months of 2012. Hotel operating expenses in our existing portfolio increased $11.7 million during the first nine months of 2012 as compared to the same period in 2011. This increase in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the third quarter, except property taxes increased during the first nine months of 2012 as compared to the same period in 2011 due to increased real estate taxes assessed at several of our hotels, partially offset by decreased personal property taxes assessed at several of our hotels.

Property general and administrative expense. Property general and administrative expense increased $1.6 million, or 7.0%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile together contributed an additional $1.2 million to property general and administrative expense during the third quarter of 2012. Property general and administrative expense in our third quarter existing portfolio increased $0.4 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to increased payroll and related costs, combined with increased contract and professional fees.

Property general and administrative expense increased $8.6 million, or 13.3%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The five recently acquired hotels contributed $5.6 million to property general and administrative expense during the first nine months of 2012. Property general and administrative expense in our existing portfolio increased $3.0 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to increased payroll and related costs, management fees, and credit and collection expenses due to the increase in revenue, combined with increased contract and professional fees, employee relocation and training.

Corporate overhead expense. Corporate overhead expense decreased $0.7 million, or 10.3%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to a decrease in legal fees of $1.6 million as we accrued $1.6 million in the third quarter of 2011 for settlement costs related to litigation involving three separate claims by certain employees at four of our hotels. Corporate overhead expense also decreased during the third quarter of 2012 as compared to the third quarter of 2011 due to a $0.1 million decrease in entity-level state franchise and minimum tax expense. These decreases were partially offset by a $0.6 million increase in acquisition and due diligence costs, a $0.2 million increase in payroll and related costs, a $0.1 million increase in contract and professional fees; and a $0.1 million increase in other miscellaneous expenses. During the third quarter of 2012 we incurred due diligence costs of $0.6 million related to our completed acquisitions, and an additional $0.1 million related to in-process-or-abandoned projects. During the third quarter of 2011, we incurred due diligence costs of $0.1 million related to in-process-or-abandoned projects.

Corporate overhead expense decreased $1.8 million, or 8.6%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to decreased legal costs combined with decreased acquisition and due diligence costs. Legal costs decreased in 2012 as compared to 2011 as we accrued $1.6 million in the third quarter of 2011 for settlement costs related to litigation involving three separate claims by certain employees at four of our hotels. Regarding acquisition and due diligence costs, during the first nine months 2012 we incurred due diligence costs of $2.0 million related to our completed acquisitions, and an additional $0.7 million related to in-process-or-abandoned projects. During the first nine months of 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.4 million related to in-process-or-abandoned projects. Corporate overhead expense also decreased during the first nine months of 2012 as compared to the same period in 2011 due to a $0.3 million decrease in entity-level state franchise and minimum tax expense and a $0.2 million decrease in relocation expenses. These decreases were partially offset by a $0.8 million increase in payroll and related costs, a $0.3 million increase in amortization of deferred stock compensation, a $0.2 million increase in contract and professional fees and a $0.1 million increase in donations expense.

Depreciation and amortization expense. Depreciation and amortization increased $4.0 million, or 12.4%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile together contributed an additional $3.7 million to depreciation and amortization during the third quarter of 2012. Depreciation and amortization expense in our third quarter existing portfolio increased $0.3 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization increased $14.7 million, or 16.6%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our five recently acquired hotels contributed $12.0 million to depreciation and amortization during the first nine months of 2012. Depreciation and amortization expense in our existing portfolio increased $2.7 million during the first nine months of 2012 as compared to the same period in 2011 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our hotel properties.

Impairment loss expense. Impairment loss totaled zero for both the three and nine months ended September 30, 2012, and $10.9 million for both the three and nine months ended September 30, 2011. During the third quarter of 2011, we recognized an impairment loss of $10.9 million on the $90.0 million mortgage-secured purchase money loan (the “Royal Palm note”), which we received from the buyer of the Royal Palm Miami Beach, in anticipation of the Royal Palm note’s sale in October 2011.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for both the three and nine months ended September 30, 2012, zero for the three months ended September 30, 2011, and $21,000 for the nine months ended September 30, 2011. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interests in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $18,000 for the three months ended September 30, 2012, and $1.5 million for the three months ended September 30, 2011. In the third quarter of 2012, we recognized $51,000 in interest income, and a loss of $33,000 on the disposition of surplus FF&E. In the third quarter of 2011, we recognized $1.4 million in interest income primarily related to the Royal Palm note, which we sold in October 2011. During the third quarter of 2011, we also recognized $0.1 million in other miscellaneous income.

Interest and other income totaled $0.2 million for the nine months ended September 30, 2012, and $3.0 million for the nine months ended September 30, 2011. In the first nine months of 2012, we recognized $0.2 million in interest income. In the first nine months of 2011, we recognized $2.8 million in interest income, including $2.6 million related to the Royal Palm note, which we sold in October 2011. During the first nine months of 2011, we also recognized income of $0.1 million on sales and dispositions of surplus FF&E and $0.1 million in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest expense	$18,417	$17,841	$55,095	$50,351
Loss on derivatives	96	1,087	595	2,091
Accretion of Senior Notes	267	270	791	792
Amortization of deferred financing fees	929	823	2,825	2,215
Write-off of deferred financing fees	—	—	3	—

	$19,709	$20,021	$59,309	$55,449

Interest expense decreased $0.3 million, or 1.6%, during the three months ended September 30, 2012 as compared to the same period during 2011 due primarily to a $1.0 million decrease in interest expense related to our interest rate cap and swap agreements as a $1.0 million reduction in loss on our interest rate swap agreement was partially offset by a nominal increase in losses on our interest rate cap agreements. This decrease in interest expense related to our interest rate cap and swap agreements was partially offset by increases in our mortgage interest expense and our amortization of deferred financing fees. Interest expense incurred on our debt and capital lease obligations increased $0.6 million during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease, and due to increases in the variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront. These increases to our mortgage interest expense were partially offset by our refinancing in October 2011 of $270.0 million of non-recourse senior mortgage and mezzanine debt secured by the Doubletree Guest Suites Times Square with a new $180.0 million non-recourse loan, and our repayment in April 2012 of a $32.2 million loan secured by the Renaissance Long Beach. Amortization of deferred financing fees increased $0.1 million during the third quarter of 2012 as compared to the same period in 2011 due to additional fees paid in the fourth quarter of 2011 in association with refinancing of the Doubletree Guest Suites Times Square, as well as to fees incurred in the third quarter of 2012 to amend our credit facility.

Interest expense increased $3.9 million, or 7.0%, during the nine months ended September 30, 2012 as compared to the same period during 2011. Interest expense incurred on our debt and capital lease obligations increased $4.7 million during the first nine months of 2012 as compared to the same period in 2011 primarily due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse loan), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. These increases in our loan balances were partially offset by our repayment in April 2012 of a $32.2 million loan secured by the Renaissance Long Beach. Interest expense on our debt obligations also increased due to increases in the variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront. Interest expense on our capital lease obligation also increased during the first nine months of 2012 as compared to the same period in 2011 due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. In addition, interest expense increased during the first nine months of 2012 as compared to the same period in 2011 due to a $0.6 million increase in amortization of deferred financing fees related to additional fees paid in 2011 in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our refinancing of the Doubletree Guest Suites Times Square and to amend our line of credit. These increases were partially offset during the first nine months of 2012 as compared to the same period in 2011 by a $1.5 million decrease in interest expense related to our interest rate cap and swap agreements as a $1.7 million reduction in loss on our interest rate swap agreement was partially offset by a $0.2 million increase in losses on our interest rate cap agreements.

Our weighted average interest rate per annum, including the effect of our interest rate derivatives, was approximately 5.0% at September 30, 2012 and 4.5% at September 30, 2011. Approximately 70.2% and 67.0% of our outstanding notes payable included in our continuing operations had fixed interest rates at September 30, 2012 and 2011, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $0.2 million for the three and nine months ended September 30, 2012, respectively, and zero for both the three and nine months ended September 30, 2011. During the first quarter of 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero for both the three and nine months ended September 30, 2012, and zero and $69.2 million for the three and nine months ended September 30, 2011, respectively. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38.0% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income from discontinued operations. Income from discontinued operations is as follows (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating revenues	$13,412	$17,637	$38,848	$55,794
Operating expenses	(9,131)	(13,170)	(28,464)	(43,210)
Interest expense	(1,435)	(1,932)	(4,894)	(5,761)
Depreciation and amortization expense	(977)	(1,686)	(4,651)	(6,767)
Impairment loss	—	—	—	(1,495)
Gain on extinguishment of debt	—	—	—	18,145
Gain (loss) on sale of hotels	38,115	(52)	38,292	13,966

	$39,984	$797	$39,131	$30,672

As described under “—Investing Activities—Dispositions,” we sold four hotels and an office building adjacent to one of the sold hotels in the third quarter of 2012. In addition, during the first quarter of 2012, we received notice regarding real estate and personal property tax refunds of $0.3 million due to us on the Royal Palm Miami Beach (which we sold in April 2011), relating to our ownership periods during the 2010 and 2011 tax years. In addition, we received a total of $4.2 million from the special servicer in March 2012 related to the Royal Palm Miami Beach, $4.0 million of which relieved receivables previously recorded on our balance sheet related to the hotel’s subordinate debt which we purchased prior to our acquisition of the hotel and to prior owner real estate taxes which we had previously paid, and $0.2 million of which reimbursed us for certain transaction related invoices. We recorded the $0.2 million to discontinued operations during the first quarter of 2012. During 2011, we sold two hotels and a commercial laundry facility, and we recorded an $18.1 million gain on extinguishment of debt during the second quarter of 2011 due to the resolution of all contingencies relating to five hotels which we deeded back to the lender in 2010 as part of our 2009 secured debt restructuring program. Consistent with the Property, Plant and Equipment Topic of the FASB ASC, we recorded the Royal Palm Miami Beach transactions which occurred during the first quarter of 2012, along with the gain on extinguishment of debt which occurred during the second quarter of 2011 to discontinued operations. We also reclassified the results of operations for the four hotels and the office building sold in 2012 along with the two hotels and the commercial laundry facility sold in 2011, to discontinued operations as applicable for the three and nine months ended September 30, 2012 and 2011.

(Income) loss from consolidated joint venture attributable to non-controlling interest. (Income) loss from consolidated joint venture attributable to non-controlling interest totaled income of $0.8 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, and a loss of $31,000 and income of $0.2 million for the three and nine months ended September 30, 2011, respectively. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income (loss) for the three and nine months ended September 30, 2012 and 2011 includes 100% of the net income (loss) generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $0.8 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, and a net loss of $31,000 and net income of $0.2 million for the three and nine months ended September 30, 2011, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 and $24,000 for the three and nine months ended September 30, 2012, respectively, and $8,000 and $22,000 for the three and nine months ended September 30, 2011, respectively. We purchased the outside 62.0% common stock equity interest in the Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole common stockholder of the captive REIT that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 and $24,000 for the three and nine months ended September 30, 2012, respectively, and $8,000 and $22,000 for the three and nine months ended September 30, 2011, respectively.

Preferred stock dividends. Preferred stock dividends totaled $7.4 million and $22.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $7.4 million and $19.9 million for the three and nine months ended September 30, 2011, respectively. In April 2011, we issued 4,600,000 shares of Series D preferred stock, causing us to incur an additional $2.4 million in dividends during the nine months ended September 30, 2012.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.4 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, and zero and $0.6 million for the three and nine months ended September 30, 2011, respectively, were allocated to the participating securities.

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

On June 4, 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.71 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and immediately commenced planning for a $25.0 million renovation program (a portion of which will be funded by Hyatt Corporation).

On July 19, 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a net purchase price of $90.3 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock on June 25, 2012.

While our primary focus is on acquiring branded, urban, upper-upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility, which we entered into in November 2010 and amended in September 2012. However, in light of our current financial objectives, we expect to fund any near-term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, during the nine months ended September 30, 2012, we sold four hotels and an office building adjacent to one of the sold hotels: the Marriott Del Mar, located in San Diego, California; the Doubletree Guest Suites Minneapolis, located in Minneapolis, Minnesota; the Hilton Del Mar, located in San Diego, California; the Marriott Troy, located in Troy, Michigan; and an office building next to the Marriott Troy.

In August 2012, we completed the sale of the Marriott Del Mar for a gross sales price of $66.0 million, and recognized a gain on the sale of $25.5 million. The buyer of the hotel assumed the $47.1 million mortgage secured by the hotel, resulting in our receipt of net proceeds totaling $17.7 million after proration adjustments and closing costs. In addition, we wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the Marriott Del Mar.

In September 2012, we completed the Portfolio Sale for a gross sales price of $105.0 million, and recognized a $12.7 million gain on the sale. The buyer of the portfolio assumed three separate mortgages secured by the hotels totaling $75.6 million: Doubletree Guest Suites Minneapolis $16.9 million; Hilton Del Mar $24.4 million; and Marriott Troy $34.3 million. In addition, the buyer of the portfolio assumed a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. We received net proceeds on the portfolio sale of $28.6 million after proration adjustments, closing costs and the debt and deferred management fee assumptions. In addition, we wrote off $137,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.

The mortgages secured by the Marriott Del Mar, Hilton Del Mar and Marriott Troy contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of these hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to us only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As of September 30, 2012, a total of $8.1 million of our cash was held by the lenders of these three hotels. The cash will be returned to us once the lenders release the cash to the buyers, which is expected to occur within the near term.

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

Operating activities. Our cash used in or provided by operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash used in or provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $129.3 million for the nine months ended September 30, 2012 compared to $119.0 million for the nine months ended September 30, 2011. This increase was primarily due to our acquisitions of hotels, combined with increased earnings at our existing hotels.

Investing activities. Our net cash used in or provided by investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2012 compared to the first nine months of 2011 was as follows (in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Proceeds from sales of hotel properties and other assets	$46,363	$40,002
Restricted cash — replacement reserve	(8,922)	(5,453)
Acquisitions of hotel properties and other assets	(120,003)	(263,264)
Renovations and additions to hotel properties and other real estate	(76,639)	(82,433)
Payment for interest rate derivative	—	(133)

	$(159,201)	$(311,281)

Net cash used in investing activities was $159.2 million for the nine months ended September 30, 2012 compared to $311.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we received total proceeds of $46.4 million from the sales of four hotels and an office building adjacent to one of the sold hotels, including $17.7 million for the Marriott Del Mar and $28.6 million from the Portfolio Sale, and an additional $33,000 from the sale of surplus FF&E. This cash inflow was offset by the following cash outflows: $8.9 million as we increased the balance in our restricted cash replacement reserve accounts; $120.0 million to acquire two hotels, including $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile, partially offset by $21,000 of unrestricted cash received upon acquisition and $90.3 million paid to acquire the Hilton Garden Inn Downtown/Magnificent Mile, partially offset by $11,000 of unrestricted cash received upon acquisition; and $76.6 million for renovations and additions to our portfolio.

During the nine months ended September 30, 2011, we received net proceeds of $40.0 million, including $39.8 million from the sale of the Royal Palm Miami Beach, $0.1 million from the sale of our commercial laundry facility located in Salt Lake City, Utah, and an additional $0.1 million from the sale of surplus FF&E. This cash inflow was offset as we increased the balance in our restricted cash replacement reserve accounts by $5.5 million, paid cash of $263.3 million to acquire hotel properties and other assets, paid cash of $82.4 million for renovations and additions to our portfolio and paid cash of $0.1 million for an interest rate cap derivative agreement. The $263.3 million total cash paid for acquisitions during the first nine months of 2011 is comprised of the following: $37.5 million for the outside 62.0% equity interests in our Doubletree Guest Suites Times Square, partially offset by $13.0 million of unrestricted cash received upon acquisition; $51.6 million for the JW Marriott New Orleans; $182.8 million for the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, partially offset by $3.7 million of unrestricted cash received upon acquisition; and $9.0 million for the outside 50.0% equity interest in our BuyEfficient joint venture, partially offset by $0.9 million of unrestricted cash received upon acquisition.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and the issuance and repurchase of other forms of capital, including preferred equity and common stock. Net cash provided by financing activities was $44.6 million for the nine months ended September 30, 2012 compared to $75.6 million for the nine months ended September 30, 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $63.5 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility and $16.3 million of principal payments on our notes payable. In addition, we paid $4.6 million to repurchase a portion of our Senior Notes, $1.3 million in deferred financing costs to amend our credit facility, $22.3 million in preferred dividends to our stockholders, and $4.8 million in distributions to the non-controlling interests in our hotels.

Net cash provided by financing activities for the nine months ended September 30, 2011 consisted of $110.9 million in net proceeds received from the issuance of our Series D preferred stock, and $240.0 million in proceeds received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture. These cash inflows were partially offset by $252.2 million in principal payments on notes payable, including $233.8 million to repay an existing mortgage upon our acquisition of the Hilton San Diego Bayfront joint venture and $18.4 million of principal payments on our notes payable. In addition, we paid $4.8 million in deferred financing costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, and our line of credit. We also paid preferred dividends totaling $17.6 million to our stockholders and distributions of $0.8 million to the non-controlling interests in our hotels.

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

In August 2012, we completed the sale of the Marriott Del Mar for a gross sales price of $66.0 million, including the buyer’s assumption of the $47.1 million mortgage secured by the hotel, and wrote off $48,000 in related deferred financing fees.

In September 2012, we completed the Portfolio Sale for a gross sales price of $105.0 million, including the buyer’s assumption of the three mortgages secured by the hotels totaling $75.6 million, and wrote off $137,000 in related deferred financing fees.

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was significantly reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of September 30, 2012, we have $3.8 million in outstanding irrevocable letters of credit backed by the credit facility.

As of September 30, 2012, we had $1.4 billion of debt, $241.3 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2012, all of our outstanding debt had fixed interest rates, except the $235.5 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of September 30, 2012, the weighted average term to maturity of our debt is approximately 5.3 years, and 70.2% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt at September 30, 2012 is 5.0% (including the effect of our interest rate derivative agreements based on the variable rates at September 30, 2012). Our first loan maturity consists of the Senior Notes, assuming we repay the remaining balance of $58.0 million at the first put date in January 2013. We expect to repay the remaining Senior Notes balance with existing cash.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of November 6, 2012, none of the maturity dates have been accelerated for any of our indebtedness.

Additionally, we may in the future seek to obtain mortgages on one or all of our 14 unencumbered hotels, all but two of which are currently held by subsidiaries whose interests are pledged to our credit facility at September 30, 2012: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hyatt

Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Kahler Inn & Suites, Marriott Quincy, Marriott Portland, Marriott Rochester, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester, Residence Inn by Marriott Rochester and Sheraton Cerritos. These 14 hotels had an aggregate of 4,504 rooms as of September 30, 2012, and generated $186.1 million in revenue during the first nine months of 2012, including revenue generated prior to our ownership as applicable. Should we obtain secured financing on any or all of our 14 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of September 30, 2012, our unrestricted cash balance of $164.5 million exceeds all of our pending debt maturities through April 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our existing cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2012 towards debt repayments, selective acquisitions and capital investments in our portfolio. While our primary focus is on acquiring branded, urban, upper-upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable (1)	$1,395,951	$77,849	$207,062	$676,629	$434,411
Interest obligations on notes payable (2)	326,092	68,050	129,705	76,977	51,360
Capital lease obligations	15,665	35	54	2	15,574
Interest obligations on capital leases	104,005	1,402	2,804	2,803	96,996
Operating lease obligations	549,855	10,090	20,353	22,816	496,596
Construction commitments	31,807	31,807	—	—	—
Employment obligations	1,333	1,146	187	—	—

Total	$2,424,708	$190,379	$360,165	$779,227	$1,094,937

(1)                  Payment due in less than one year assumes that we repay our Senior Notes remaining balance of $58.0 million at the first put date in January 2013.

(2)                  Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2012 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $76.6 million in our portfolio during the first nine months of 2012. Our renovation budget for 2012 includes $31.8 million of contractual construction commitments. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2012, $45.3 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to invest the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenues are also impacted by the 13-fiscal period accounting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”). Beginning in 2013, Marriott, the third-party manager of 10 of our hotels will switch to a standard 12-month fiscal calendar, which will impact our seasonality. Revenues for our 30 hotel Comparable Portfolio by quarter for 2010, 2011 and 2012 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2010 Comparable Portfolio (1)	$174,122	$202,801	$191,929	$223,180	$792,032
2010 Revenues as a percentage of total	22.0%	25.6%	24.2%	28.2%	100.0%

2011 Comparable Portfolio (1)	$184,718	$217,876	$204,808	$236,490	$843,892
2011 Revenues as a percentage of total	21.9%	25.8%	24.3%	28.0%	100.0%

2012 Comparable Portfolio (1)	$195,092	$234,501	$216,955

(1)                  Includes all 30 hotel properties in which we have interests as of September 30, 2012. Also includes the following prior ownership results: the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2010 and 2011, and during the periods in 2012 before our acquisitions of the hotels; the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all of 2010 and during the periods in 2011 before our acquisitions of the hotels; and the Renaissance Westchester while it was held in receivership and reclassified to discontinued operations prior to the Company’s reacquisition of the hotel in June 2010.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011 and the first nine months of 2012, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/ Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

Our interest payments on 70.2% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.3 million based on the variable rates at September 30, 2012. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.                                  Legal Proceedings

None.

Item 1A.                         Risk Factors

None.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 — July 31, 2012	4,712	(1)	$10.52

August 1, 2012 — August 31, 2012	—		—

September 1, 2012 — September 30, 2012	—		—

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

10.1

Second Amendment to Credit Agreement and Second Amendment to Pledge Agreement, dated September 5, 2012, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain subsidiaries of Sunstone Hotel Investors, Inc., each lender party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on September 10, 2012).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: November 6, 2012	By:	/s/ John V. Arabia
John V. Arabia
(Chief Financial Officer and Duly Authorized Officer)