Form 10-K
period 2012-12-31
Sunstone Hotel Investors, Inc.
filed 2013-02-25
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2012 as reported on the New York Stock Exchange (“NYSE”) was approximately $1.5 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 1,644,987 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 11, 2013 was 158,777,430.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2012

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2012, we had interests in 30 hotels, including four hotels that we classified as held for sale and included in discontinued operations due to their sale in January 2013, leaving 26 hotels currently held for investment (the “26 hotels”). The 26 hotels are comprised of 11,632 rooms, located in 12 states and in Washington, D.C.

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. As part of our ongoing portfolio management strategy, we may also sell certain hotel properties from time to time. Our hotels are operated under nationally recognized brands, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. Our portfolio primarily consists of upper upscale hotels in the United States. As of December 31, 2012, our 26 hotels include two luxury hotels, 22 upper upscale hotels and two upscale hotels. The classifications luxury, upper upscale and upscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2012, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 10 of the Company’s 26 hotels; a subsidiary of Interstate Hotels & Resorts, Inc. (“IHR”), manager of six of the Company’s 26 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of three of the Company’s 26 hotels; Davidson Hotels & Resorts (“Davidson”) and Hilton Worldwide (“Hilton”), each a manager of two of the Company’s 26 hotels; and Crestline Hotels & Resorts (“Crestline”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”) and Hyatt Corporation (“Hyatt”), each a manager of one of the Company’s 26 hotels.  In addition, we own BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. As of December 31, 2012, we also owned a commercial laundry facility located in Rochester, Minnesota, which we have classified as held for sale as of December 31, 2012 and included in discontinued operations due to its sale in January 2013.

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

•                  Significant Cash Position. As of December 31, 2012, we had $157.2 million in unrestricted cash and cash equivalents. In January 2013, we completed the sale of a four-hotel portfolio and a commercial laundry facility for a gross sales price of $230.0 million. Also in February 2013, we issued 22,000,000 shares of our common stock for net proceeds of approximately $256.7 million, excluding offering costs. We intend to deploy a material portion of our excess cash balance towards the repayment of maturing debt, selective acquisitions and capital investments in our portfolio. In conjunction with this strategy, in January 2013, we repurchased the remaining $58.0 million balance of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) for a price of $58.0 million, including accrued interest of approximately $23,000. Also in January 2013, we defeased or repaid two mortgages totaling $27.1 million in conjunction with our sale of the hotel and commercial laundry facility that secured the two mortgages for total consideration of $30.4 million. After these transactions, we have zero debt maturities through the two-year period ending December 31, 2014. In addition, in January 2013, we announced our intention to use a portion of the proceeds from our February 2013 common stock offering to redeem all 7,050,000 shares of our Series A cumulative redeemable preferred stock, or the Series A preferred stock, for $178.6 million, including accrued dividends to and including the date of the redemption totaling $2.3 million.

•                  Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2012, the weighted average term to maturity of our debt is approximately five years, and 70.2% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at December 31, 2012, is 4.9%. After our repurchase of the Senior Notes and the repayment of debt included in discontinued operations in January 2013, the weighted average term to maturity of our debt continues to be approximately five years, and 68.2% of our debt is fixed rate with a weighted average interest rate of 5.6%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at December 31, 2012, continues to be 4.9%. All of our debt is in the form of senior unsecured notes or single asset non-recourse loans rather than cross-collateralized multi-property pools. We believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to the existing debt.

•                  High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2012, approximately 91% of the revenues generated by the 26 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Orlando, New Orleans, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 93% of the hotel revenue generated by the 26 hotels during 2012, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2012, the hotels comprising our 26 hotel portfolio average 447 rooms in size, and total Comparable Portfolio RevPAR was $139.22 for the year ended December 31, 2012.

Nationally Recognized Brands. All of our hotels are operated under nationally recognized brands, including Marriott, Hilton, Hyatt, Fairmont and Sheraton. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2008 through December 31, 2012, we invested $306.6 million in capital renovations throughout the 26 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

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

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that maximize our risk-adjusted return on invested capital. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2012, we acquired interests in 22 hotel properties and sold 38 hotel properties. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and for the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009 and into 2010 and 2011, our focus shifted to the selective acquisition of upper upscale hotels as we believe we have entered a recovery phase in the lodging cycle. We maintained this focus of selective acquisitions in 2012, and will continue to do so in 2013, as we believe that our industry relationships may create opportunities for us to acquire individual hotel assets at attractive values.  Meanwhile, we will also focus on capital recycling and may selectively sell hotels that we believe have lower growth prospects, have significant ongoing capital needs or are encumbered with large debt balances.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. We remain committed to thoughtfully and methodically reducing leverage while maintaining a focus on creating and protecting stockholder value. During 2012, we reduced our total debt by $180.9 million through amortization, debt repayments and the disposition of hotels with high debt balances.

Business Strategy

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner.  Our values include transparency, trust, ethical conduct, communication and discipline.  Our goal is to improve the quality and scale of our portfolio while methodically deleveraging our balance sheet. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

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

•                  Measured Balance Sheet Improvement. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as the measured reduction of our financial leverage is currently a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

Through our industry relationships, our knowledge and experience in both real estate and REIT issues, our extensive experience in acquiring and upgrading hotel properties, as well as our financial structuring capabilities, flexible capital structure, strong liquidity position and REIT structure, we believe we are well positioned to create meaningful value to our stockholders.

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

All of the 26 hotels are operated under nationally recognized brands as of December 31, 2012. We believe that the market’s perception of quality and service associated with the brands our hotels operate under, including Marriott, Hilton, Hyatt, Fairmont and Sheraton, is an important driver of demand.

Management Agreements

All of our 26 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2012, 10 of our hotels were managed by Marriott, six of our hotels were managed by IHR, three of our hotels were managed by Highgate, two of our hotels were managed by Davidson, two of our hotels were managed by Hilton, and the other three hotels were individually managed by Crestline, Fairmont and Hyatt. The following is a general description of our third-party management agreements as of December 31, 2012.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee between 2.31% and 3.0% of total revenue. These management agreements expire between 2014 and 2055, absent prior termination by either party. Additionally, five of these aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees are capped at 4.25% of gross revenues for 2012 and 2013, 4.5% of gross revenues for 2014, 4.75% of gross revenues for 2015, 5.0% of gross revenues for the first seven months of 2016, and 5.25% of gross revenues for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee equal to a fixed sum if gross operating profit is over a certain threshold for years 2012 and 2013 and thereafter

20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue; and one management agreement does not require payment of an incentive fee. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

IHR. Our management agreements with IHR require us to pay a management fee ranging from 2.0% to 2.1% of gross revenues; plus an incentive fee of 10.0% of the excess of net operating income over a threshold. The incentive fee, however, may not exceed a range of 1.5% to 1.9% of the total revenues for all the hotels managed by IHR for any fiscal year.

With the exception of the IHR management agreement at the Sheraton Cerritos (which agreement is subject to automatic two-year renewal terms, the first of which commenced in 2012), the IHR management agreements expire in 2024 and provide us the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party.

Highgate. Our Doubletree Guest Suites Times Square, Hilton Times Square and Renaissance Westchester hotels located in New York are operated under management agreements with Highgate, and require us to pay Highgate a base management fee of 3.0% of gross revenue. The management agreement at the Doubletree Guest Suites Times Square expires in 2037, absent a prior termination by either party. In addition, the management agreement at the Doubletree Guest Suites Times Square requires us to pay an incentive fee of 1.0% of annual gross receipts in the event that a certain return threshold is achieved. The management agreement at the Hilton Times Square expires in 2021 and provides Highgate with the right to renew for two additional terms of five years upon the achievement of certain performance thresholds, absent a prior termination by either party. In addition, the management agreement at the Hilton Times Square requires us to pay an incentive fee of 50.0% of the excess of net operating income over a certain threshold, limited to 1.25% of total revenue. The management agreement at the Renaissance Westchester expires in 2022, absent early termination by either party, and does not require payment of an incentive fee.

Davidson. Our Embassy Suites Chicago and Hyatt Chicago Magnificent Mile hotels located in Illinois are operated under management agreements with Davidson. The management agreement at the Embassy Suites Chicago expires in 2015, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.0% of total revenue as a base management fee and calls for an incentive fee of 15.0% of the excess of net operating income over a certain threshold (capped at 1.0% of total revenue) and an additional incentive fee in the amount of 1.0% of total revenue upon achieving a certain level of net operating income (capped at 1.0% of total revenue).  The base and incentive management fees payable to Davidson under the Embassy Suites Chicago management agreement have an aggregate cap of 4.0% of total revenue. The management agreement at the Hyatt Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold (capped at 1.5% of total revenue).  The base and incentive management fees payable to Davidson under the Hyatt Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue. In addition to the base and incentive management fees, the Hyatt Chicago Magnificent Mile management agreement requires us to pay a development fee as consideration for Davidson’s assistance with the conversion of the hotel from a Wyndham to a Hyatt. The development fee will equal the lesser of (1) 2.0% of the total development costs incurred by us to convert the hotel to a Hyatt, and (2) $0.5 million. We expect to make the last payment towards the development fee during the third quarter of 2013 once the conversion is complete.

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels located in California are operated under management agreements with Hilton. The management agreement at the Embassy Suites La Jolla expires in 2016 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay a base management fee of 2.25% of gross revenue. The agreement includes an incentive fee of 15.0% of our net profit at the hotel in excess of certain net profit thresholds. The management agreement at the Hilton San Diego Bayfront expires in 2018 and provides Hilton with the right to renew for up to three additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay a base fee of 2.5% of total revenues and an incentive fee of 15.0% of the excess of operating cash flow over a certain percentage.

Crestline. Our Hilton Garden Inn Chicago Downtown/Magnificent Mile hotel located in Illinois is operated under a management agreement with Crestline. The agreement expires in 2022 (absent early termination by either party), and provides us with the right to renew for up to two additional terms of five years each. The agreement requires us to pay 2.0% of gross revenue as a base management fee, and requires us to pay an incentive fee of 10.0% of the excess of operating profit over a certain threshold.

Fairmont. Our Fairmont Newport Beach, California hotel is operated under a management agreement with Fairmont. The agreement expires in 2015 (absent early termination by either party) and provides Fairmont with two extension options, the first option having a term of 20 years and the second option having a term of 10 years. The agreement requires us to pay 3.0% of total revenue as a base management fee and calls for payment of incentive fees ranging from 20.0% to 30.0% of the hotel’s net profit above certain net profit thresholds. The base and incentive management fees payable to Fairmont under the management agreement have an aggregate cap of 6.0% of total revenue. In addition, we entered into an agreement with Fairmont whereby Fairmont agreed to provide us with a limited performance guaranty up to $6.0 million to ensure, subject to certain limitations, a return on equity to us. Under the terms of this agreement, we received $3.5 million of the $6.0 million performance guaranty during 2008, and $2.5 million of the performance guaranty during 2009. As of December 31, 2009, we have fully utilized this $6.0 million performance guaranty.

Hyatt. Our Hyatt Regency Newport Beach, California hotel is operated under a management agreement with Hyatt. This agreement expires in 2019 and provides either party the right to renew for successive periods of 10 years (provided that the term of the agreement shall in no event extend beyond 2039), absent early termination by either party. The agreement requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. The agreement also requires us to pay an incentive fee equal to 10.0% of the excess of adjusted profit over $2.0 million, and 5.0% of the excess of adjusted profit over $6.0 million.

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

Franchise Agreements

As of December 31, 2012, 14 of the 26 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors, however the Company guaranties certain obligations under a majority of the franchise agreements.

In June 2012, we purchased the Wyndham Chicago and immediately rebranded the hotel the Hyatt Chicago Magnificent Mile. As incentive to rebrand the hotel to a Hyatt, Hyatt Franchising, L.L.C. agreed to pay us $6.5 million once the conversion to Hyatt is complete, which is expected to occur during the third quarter of 2013. We will amortize the $6.5 million once received on a straightline basis over the remaining 25-years of our franchise agreement with Hyatt, which term ends in 2039.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ended December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may, however, be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

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

Ground, Building and Air Lease Agreements

At December 31, 2012, 10 of the 26 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2012, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 31 to 114 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground, building or air lease or any proposed assignment of our leasehold interest as ground, building or air lessee under the ground, building or air lease may require the consent of the applicable ground, building or air lessor. As a result, we may not be able to sell, assign, transfer or convey our ground, building or air lessee’s interest in any such property in the future absent the consent of the ground, building or air lessor, even if such transaction may be in the best interests of our stockholders. Four of the 10 leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

Four of the 10 leases allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the ground lessors’ interests in the leases.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2013, we had 74 employees, including 29 employees at BuyEfficient. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

As an owner of real estate, we are not directly involved in the operation of our properties or other activities that produce meaningful levels of greenhouse gas emissions. As a result, we have not implemented a formal program to measure or manage emissions associated with our corporate office or hotels. Although we do not believe that climate change represents a direct material risk to our business, we could be indirectly affected by climate change and other environmental issues to the extent these issues negatively affect the broader economy, result in increased regulation or costs, or have a negative impact on travel.

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

Risks Related to Our Business

In the past, events beyond our control, including economic slowdowns and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. Accordingly, our financial results may be harmed if economic conditions worsen, or if travel-associated costs, such as transportation fuel costs, increase. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us.

Volatility in the debt and equity markets may adversely affect our ability to acquire or sell hotel assets.

Volatility in the global financial markets may have a material adverse effect on our financial condition or results of operations. Among other things, over time, the capital markets have experienced periods of extreme price volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on debt financing and led to declines in the market values of U.S. and foreign stock exchanges. Future dislocations in the debt markets may reduce the amount of capital that is available to finance real estate, which, in turn may limit our ability to finance the acquisition of hotels or the ability of purchasers to obtain financing for hotels that we wish to sell, either of which may have a material adverse impact on revenues, income and/or cash flow.

We have historically used capital obtained from debt and equity markets, including secured mortgage debt, to acquire hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock), and more restrictive lending standards, our business could be adversely affected. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on mortgage debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from

2007 to 2009 before moderating in 2010 and then decreasing in 2011 and 2012. Equity investor return expectations have risen during the same time period primarily due to increased volatility and global economic uncertainty. If capital costs increase from current levels, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2012, we had approximately $1.4 billion of outstanding debt included in our continuing operations, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2012, approximately $605.6 million matures over the next four years ($58.0 million in 2013, none in 2014, $136.9 million in 2015 and $410.7 million in 2016). In January 2013, we repurchased the remaining $58.0 million balance of our Senior Notes for a price of $58.0 million plus accrued interest of approximately $23,000, leaving approximately $547.6 million of our debt maturing over the next four years. The $547.6 million does not include $18.7 million of scheduled loan amortization payments due in 2013, $22.3 million due in 2014, $21.3 million due in 2015, or $12.9 million due in 2016. Carrying our outstanding debt may adversely impact our business and financial results by:

•                  requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes, including distributions to our stockholders;

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2012, we had $3.8 million in outstanding letters of credit.

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

During 2009, pursuant to a completed secured debt restructuring program, we voluntarily elected to cease the subsidization of debt service on mortgages securing some of our hotels. If operating fundamentals decline in the future, we may voluntarily elect to cease the subsidization of debt service on additional mortgages in the future, which could reduce the number of hotels we own and our revenues, and affect our ability to raise equity or debt financing.

In the context of determining whether to cease the subsidization of debt service on mortgages secured by some of our hotels, we balanced the interests of our stockholders against other considerations, including relationships with lenders with whom we may in the future seek to do business. During 2009, pursuant to secured debt restructuring negotiations with respect to certain of our mortgage loans (the “2009 secured debt restructuring program”), we ultimately determined that it was in our best interest to voluntarily cease the subsidization of debt service shortfalls under four of our non-recourse mortgages totaling $303.9 million, which were secured by 11 of our hotels. During 2010, we transferred the titles on 10 of these hotels to either the lenders or new owners, and the related debt was extinguished. Such historical title transfers could continue to have an adverse effect on our ability to raise equity or debt capital in the future, as well as increase the cost of such capital.

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

A majority of our debt is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility contains, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2012, the cash trap provisions had been triggered at three hotels resulting in $15.3 million being held by the respective lenders as of December 31, 2012. We expect one of the three hotels will be released from the cash trap provisions during the first quarter of 2013, having met the financial requirements for release as of December 31, 2012. In addition, the mortgages secured by three of the hotels we sold during 2012 (Marriott Del Mar, Hilton Del Mar and Marriott Troy) are subject to cash trap provisions. Although these three mortgages were assumed by the buyers of the hotels, the Company’s cash, totaling $8.2 million as of December 31, 2012, remains trapped by the lender. The cash will be returned to the Company once the lenders release the cash to the buyers, which is expected to occur within the near term. Should the lender not return these funds, our liquidity and our ability to make distributions to our stockholders may be affected.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to make distributions to our stockholders.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.

Our Series C preferred stock contains financial covenants that could limit our financial flexibility and harm our financial condition.

Our Series C cumulative convertible preferred stock (the “Series C preferred stock”), contains fixed charge coverage and debt ratio limitations, and other financings that we may incur or assume in the future may contain financial and operating covenants, including net worth requirements, fixed charge coverage and debt ratios and other limitations on our ability to make distributions or other payments to our stockholders as well as limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. Specifically, if we fail to meet certain financial covenants in the Series C preferred stock for four consecutive quarters a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. The Series C preferred stock is currently redeemable at our option, in whole or in part, for cash at a redemption price of $24.375 per share (100% of face value), plus accrued and unpaid dividends up to and including the redemption date, without any prepayment penalties.

Our organizational documents contain no limitations on the amount of debt we may incur, so we may become too highly leveraged.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we were to increase the level of our borrowings, then the resulting increase in cash flow that must be used for debt service would reduce cash available for capital investments or external growth, and could harm our ability to make payments on our outstanding indebtedness and our financial condition.

One of our directors has direct and active economic interests in hotels, which may result in conflicts and competing demands on his time.

One of our directors, Lewis N. Wolff, is actively involved in the management of entities that invest in hotels. Accordingly, this director may have a conflict of interest in owning hotels that operate in similar markets or in evaluating hotel acquisition opportunities in which we and Mr. Wolff both have a potential interest. Our Code of Business Conduct and Ethics requires Mr. Wolff to obtain approval from our in-house counsel and/or the chair of our Nominating and Corporate Governance Committee prior to engaging in any transaction or relationship that could reasonably be expected to give rise to a potential conflict of interest. We cannot assure you that these procedures will prevent any conflicts or mitigate the impact of such conflicts if they arise.

We face competition for hotel acquisitions and dispositions, and we may not be successful in completing hotel acquisitions or dispositions that meet our criteria, which may impede our business strategy.

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Delays in the acquisition and renovation of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, renovation and development of real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may pay too much for a property.

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

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012 and 2011, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and liabilities assumed in our purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms or may have to pay a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may also be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, on April 15, 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California.  Hilton Worldwide, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position, and may not be in a position in the future to exercise sole decision-making authority regarding a property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

The mortgage loan we currently own, or mortgage loans we may invest in at a future date, may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on our investment.

In 2010, we paid $0.5 million for a $5.0 million mortgage loan secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. As the expected cash flows from the loan have not been reasonably probable and estimable, we have accounted for this loan using the cost-recovery method, which reduced the carrying value of this loan to $0.2 million as of December 31, 2012. The mortgage loan matured in November 2012, and is currently in default, causing us to our reserve the entire $0.2 million outstanding balance of the loan at December 31, 2012. We are currently working with the borrower and the special servicer to extend the maturity of the loan, at which time we may reverse the bad debt expense we recorded in 2012 if and when collectability becomes reasonably assured. We do not know whether the value of the security for the mortgage loan we currently own, or any mortgage loans we may acquire in the future, will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties were to drop, our risk would increase because of the lower value of the security associated with such loans.

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

We periodically review each of our hotels and any related goodwill for possible impairment. We did not identify any properties or other assets with indicators of impairment during 2012. In 2011, however, we recognized an impairment loss of $1.5 million to discontinued operations to reduce the carrying value of our commercial laundry facility in Salt Lake City, Utah to its fair value based on proceeds received on the sale of the commercial laundry facility in July 2011. In addition, we recognized an impairment loss of $10.9 million in 2011 to reduce the carrying value of a note receivable from the purchaser of the Royal Palm Miami Beach (the “Royal Palm note”) to its fair value based on proceeds received from the sale of the Royal Palm note in October 2011. In 2010, we recognized an impairment loss of $1.9 million related to an office building and land adjacent to one of our hotels based on estimated proceeds expected to be received from the possible sale of this property. We ultimately sold this property in September 2012. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

We own primarily upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We may also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels when compared to other classes of hotels.

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

A significant portion of our hotels are geographically concentrated in California, New York and Illinois and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2012, eight of the 26 hotels are located in California, which is the largest concentration of our hotels in any state, representing approximately 31% of our rooms and approximately 31% of the revenue generated by the 26 hotels during 2012. In addition, as of December 31, 2012, three of the 26 hotels are located in New York, representing approximately 11% of our rooms and approximately 17% of the revenue generated by the 26 hotels during 2012, and an additional three of the 26 hotels are located in Illinois, representing 10% of our rooms and approximately 8% of the revenue generated by the 26 hotels during 2012. The concentration of our hotels in California, New York and Illinois exposes our business to economic conditions, competition and real and personal property tax rates unique to California, New York and Illinois. In addition, natural disasters in California, New York or Illinois would disproportionately affect our hotel portfolio. The California, New York and Illinois economies and tourism industries, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology and financial industries. It is also possible that because of our California, New York and Illinois concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California, New York or Illinois could harm our revenue or increase our operating expenses.

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

Because all of our hotels are operated under franchise agreements or are brand managed, termination of these franchise or management agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2012, the 26 hotels were operated under franchise or management agreements with international franchisors or hotel management companies, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise or management agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans, or PIPs, and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise or management agreements.

Our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise or management agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five-year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years.

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

In order to qualify as a REIT, we cannot directly operate our hotels. Accordingly, we must enter into management agreements with eligible independent contractors to manage our hotels. Thus, independent management companies control the daily operations of our hotels.

As of December 31, 2012, our 26 hotels were managed as follows: Marriott 10 hotels; IHR six hotels; Highgate three hotels; Davidson two hotels; Hilton two hotels; and Crestline, Fairmont and Hyatt one hotel each.  We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels.

Portions of our information technology infrastructure or the information technology infrastructure of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels. Delayed sales or bookings, lower margins or lost guest reservations resulting from these disruptions could adversely affect our financial results, stock price and reputation.

If our management companies are not successful in managing our hotels or we terminate any of our management agreements and enter into new agreements with different management companies, the day to day operations of our hotels may be disrupted.

As of December 31, 2012, 10 of our 26 hotels are managed and operated by Marriott and six of our 26 hotels are managed and operated by IHR pursuant to management agreements with the TRS Lessee or its subsidiaries. In addition, 10 of our 26 hotels are managed and operated by Crestline, Davidson, Fairmont, Highgate, Hilton and Hyatt under management agreements with the TRS Lessee or its subsidiaries. Of these agreements, three were entered into during 2012, four of these agreements were entered into during 2011, and one of these agreements was entered into during 2010.  If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us. Also, we cannot assure you that a new management company would be successful in managing our hotels.

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

Because we are a REIT, we depend on the TRS Lessee and its subsidiaries to make rent payments to us, and their inability to do so could harm our revenue and our ability to make distributions to our stockholders.

Due to certain federal income tax restrictions on hotel REITs, we cannot directly operate our hotel properties. Therefore, we lease our hotel properties to the TRS Lessee or one of its subsidiaries, which contracts with third-party hotel managers to manage our hotels. Our revenue and our ability to make distributions to our stockholders will depend solely upon the ability of the TRS Lessee and its subsidiaries to make rent payments under these leases. In general, under the leases with the TRS Lessee and its subsidiaries, we will receive from the TRS Lessee or its subsidiaries both fixed rent and variable rent based upon a percentage of gross revenues and the number of occupied rooms. As a result, we participate in the operations of our hotels only through our share of rent paid pursuant to the leases.

The ability of the TRS Lessee and its subsidiaries to pay rent is affected by factors beyond its control, such as changes in general economic conditions, the level of demand for hotels and the related services of our hotels, competition in the lodging and hospitality industry, the ability to maintain and increase gross revenue at our hotels and other factors relating to the operations of our hotels.

Although failure on the part of the TRS Lessee or its subsidiaries to materially comply with the terms of a lease (including failure to pay rent when due) would give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel or enter into a new lease with our TRS Lessee or its subsidiaries because we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on similar terms.

Because 10 of the 26 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of 10 of the 26 hotels are based upon our interest under long-term ground, building or air leases with unaffiliated parties. Pursuant to the terms of the ground, building and air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2012, the terms of these ground, building and air leases (including renewal options) range from approximately 31 to 114 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground, building or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The ground, building or air leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof exceeds available insurance proceeds.

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

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. The board of directors has granted waivers of the aggregate stock and common stock ownership limits to four “look through entities” such as mutual or investment funds. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

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

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•                  general economic and business conditions affecting the lodging and travel industry, internationally, nationally and locally, including a U.S. recession or global economic slowdown;

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

•                  increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs (including the impact of the Patient Protection and Affordable Care Act), utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

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

Some of our hotel rooms are booked through independent third-party internet travel intermediaries. Because our hotels, or other hotels that compete with our hotels for business, may continue to use these third-party internet intermediaries to generate sales, market room rates may be pressured, and the third-party internet intermediaries may be able to obtain higher commissions, or achieve other significant contract concessions from us. If the amount of sales made through internet intermediaries increases significantly and we fail to appropriately price room inventory in a manner that maximizes yields, our room revenue and profitability may decline.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Of the 26 hotels, eight are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states.

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

In addition, there are other risks, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

Our hotel properties are also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and the ability to make distributions to our stockholders could be harmed. In addition, we are required to operate our hotel properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

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

We may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. During 2012, our use of net operating loss carryforwards resulted in federal and state income tax expense totaling $1.1 million.

We may also be subject to state and local taxes on our income or property at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

If the leases of our hotels to our taxable REIT subsidiary are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income. Passive income includes rent paid pursuant to our operating leases between our TRS Lessee and its subsidiaries and our Operating Partnership. These rents constitute substantially all of our gross income. For the rent to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

We may be subject to taxes in the event our operating leases are held not to be on an arm’s-length basis.

In the event that leases between us and our taxable REIT subsidiaries are held not to have been made on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to income taxes. In 2011, the Internal Revenue Service, or the IRS, notified us of their intent to audit our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., and its subsidiaries. In January 2013, the IRS issued a notice of proposed adjustment that proposes to reduce the amount of rent we charged to the taxable REIT subsidiary. We own 100% of the interests in the hotel properties and the taxable REIT subsidiary at issue. We disagree with the IRS’s position and, if necessary, at the present time we intend to exercise our appeal rights under the law. However, if the IRS prevails, our taxable REIT subsidiary could be liable for additional U.S. federal income taxes and state income taxes or we could be subject to a 100% excise tax on the amount by which the rent is held to be greater than the arm’s-length rate.

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

We hold certain properties acquired from C corporations (and may acquire additional such properties in the future), in which we must adopt the C corporation’s tax basis in that asset as our tax basis. If we sell any such property within 10 years of the date on which we acquire it, then we will have to pay tax on the gain at the highest regular corporate tax rate. Recently enacted legislation, however, has reduced the ten-year period to five years in the case of dispositions of such assets in 2012 or 2013.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2012, our closing daily stock price fluctuated from a low of $8.06 to a high of $11.70. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•                  a U.S. recession impacting the market for common equity generally;

•                  actual or anticipated variations in our quarterly or annual results of operations;

•                  changes in market valuations of companies in the hotel or real estate industries;

•                  changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;

•                  the trading volumes of our stock;

•                  additional issuances of our common stock or other securities, including the issuance of our preferred stock;

•                  the addition or departure of board members or senior management;

•                  disputes with any of our lenders or managers or franchisors; and

•                  announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

We paid a quarterly cash dividend of $0.50 per share to the stockholders of our Series A preferred stock, a quarterly cash dividend of $0.393 per share to our Series C preferred stockholders, and a quarterly cash dividend of $0.50 per share to the stockholders of our Series D cumulative redeemable preferred stock, or the Series D preferred stock, in each of January, April, July and October 2012. In November 2012, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share to our Series A and Series D preferred stockholders, and a quarterly cash dividend of $0.393 per share to our Series C preferred stockholders. We paid such dividends in January 2013. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our balance sheet and capital requirements. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. In addition, our Series C preferred stock contains covenants that may restrict us from paying dividends or making distributions. Consequently, our dividends may fluctuate or may be eliminated depending on changes in our operations. We have not paid a dividend on our common stock since 2009, as we intend to primarily deploy excess cash flow from operations toward internal renovation investments and gradual deleveraging. In addition, we expect to apply net operating loss carryforwards to reduce our taxable income in 2013, which will affect the level of common stock dividends declared for 2013.

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

We have not paid a dividend on our common stock since January 2009, and we may not pay a cash dividend on our common stock in the future.  We currently place a higher emphasis on leverage reduction than cash distributions on our common shares; therefore, cash distributions may be limited until certain leverage objectives are achieved. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

Item  1B.                Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth additional summary information with respect to our 26 hotels as of December 31, 2012:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	185	IHR
Doubletree Guest Suites Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Davidson
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach (2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	357	Crestline
Hilton North Houston	Houston	Texas	Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Hyatt Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	417	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	403	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	496	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld ® (4)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	347	Highgate
Sheraton Cerritos (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR

Total number of rooms					11,632

(1)                  As defined by Smith Travel Research.

(2)                  Subject to a ground, building or air lease with an unaffiliated third party.

(3)                  75% ownership interest.

(4)                  85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2012, we also owned four hotels (the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester) and an 88,000 square foot commercial laundry facility in Rochester, Minnesota, which we have classified as held for sale and included in discontinued operations due to their sale in January 2013. As of December 31, 2012, we also own one undeveloped parcel of land in Craig, Colorado.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 12 states and in Washington, DC. The following tables summarize our 26 hotel Comparable Portfolio by region as of December 31, 2012, and the operating statistics by region for 2012, 2011 and 2010, including prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the periods in 2010 while it was held in receivership.

			Percentage of 2012
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	8	3,638	30.9%
Other West (2)	4	1,318	7.2%
Midwest (3)	3	1,142	8.4%
East (4)	11	5,534	53.5%

Total	26	11,632	100.0%

	2012			2011			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	80.9%	$156.70	$126.77	79.2%	$149.79	$118.63	170	bps	4.6%	6.9%
Other West (2)	78.3%	$113.80	$89.11	68.7%	$112.69	$77.42	960	bps	1.0%	15.1%
Midwest (3)	81.7%	$171.25	$139.91	77.8%	$164.55	$128.02	390	bps	4.1%	9.3%
East (4)	77.8%	$204.77	$159.31	76.1%	$202.89	$154.40	170	bps	0.9%	3.2%
Weighted Average	79.2%	$175.78	$139.22	76.4%	$172.63	$131.89	280	bps	1.8%	5.6%

	2011			2010			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	79.2%	$149.79	$118.63	75.9%	$143.78	$109.13	330	bps	4.2%	8.7%
Other West (2)	68.7%	$112.69	$77.42	62.5%	$115.63	$72.27	620	bps	(2.5)%	7.1%
Midwest (3)	77.8%	$164.55	$128.02	75.4%	$156.63	$118.10	240	bps	5.1%	8.4%
East (4)	76.1%	$202.89	$154.40	74.3%	$194.78	$144.72	180	bps	4.2%	6.7%
Weighted Average	76.4%	$172.63	$131.89	73.6%	$166.84	$122.79	280	bps	3.5%	7.4%

(1)                  All of these hotels are located in Southern California.

(2)                  Includes Oregon, Texas and Utah.

(3)                  Includes Illinois.

(4)                  Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.

Item  3.                               Legal Proceedings

During the third quarter of 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of our hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. As of December 31, 2012, we have reached court-approved settlements regarding all three claims, resulting in no additional expense to the Company, and we have paid all amounts due under all three settlement agreements.

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

Our common stock is traded on the NYSE under the symbol “SHO.” On February 11, 2013, the last reported price per share of common stock on the NYSE was $11.81. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2011:
First Quarter	$10.90	$9.28	$0.00
Second Quarter	$10.50	$8.65	$0.00
Third Quarter	$10.03	$5.10	$0.00
Fourth Quarter	$8.15	$5.07	$0.00
2012:
First Quarter	$10.00	$8.06	$0.00
Second Quarter	$10.99	$9.27	$0.00
Third Quarter	$11.70	$9.68	$0.00
Fourth Quarter	$10.97	$9.34	$0.00

We may pay quarterly cash dividends to common stockholders at the discretion of our board of directors, however it is our current policy to minimize cash dividends in order to maximize cash available to reduce our indebtedness. In addition, we expect to apply net operating loss carryforwards to reduce our taxable income in 2013, which will affect the level of common stock dividends declared for 2013. The level of any future dividends will be determined by our board of directors after considering taxable income projections, expected capital requirements, risks affecting the Company’s business and in context of our leverage-reduction initiatives. We have elected in the past, and may elect in the future, to pay dividends on our common stock in cash, or a combination of cash and shares of common stock. The Company intends to maintain its annual common dividend payouts at a level approximating 100% of taxable income.

As of February 11, 2013, we had approximately 28 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2012 Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	—	$—	—	$—
November 1, 2012 — November 30, 2012	—	$—	—	$—
December 1, 2012 — December 31, 2012	—	$—	—	$—
Total	—

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating Data ($ in thousands):
Revenues:
Room	$576,146	$501,183	$351,039	$336,981	$417,785
Food and beverage	200,810	175,103	138,188	134,319	167,549
Other operating	52,128	45,508	26,373	30,241	34,825
Total revenues	829,084	721,794	515,600	501,541	620,159
Operating expenses:
Room	147,932	128,225	92,101	85,879	98,606
Food and beverage	139,106	126,139	98,889	96,755	119,310
Other operating	16,162	14,004	11,535	11,786	14,217
Advertising and promotion	42,474	37,226	27,326	26,404	27,550
Repairs and maintenance	32,042	29,067	22,608	22,437	24,353
Utilities	25,596	25,537	19,117	18,879	21,890
Franchise costs	30,067	25,595	18,032	17,435	20,520
Property tax, ground lease and insurance	66,830	58,010	35,280	37,058	38,976
Property general and administrative	94,642	85,293	61,753	58,675	70,439
Corporate overhead	24,316	25,453	21,751	25,072	21,346
Depreciation and amortization	130,907	113,708	79,633	78,790	78,503
Impairment loss	—	10,862	—	2,823	57
Total operating expenses	750,074	679,119	488,025	481,993	535,767
Operating income	79,010	42,675	27,575	19,548	84,392
Equity in net earnings (losses) of unconsolidated joint ventures	—	21	555	(27,801)	(1,445)
Interest and other income	297	3,115	112	1,378	3,590
Interest expense	(76,821)	(74,195)	(58,931)	(62,137)	(69,203)
Gain (loss) on extinguishment of debt	(191)	—	—	54,506	—
Gain on remeasurement of equity interests	—	69,230	—	—	—
Income (loss) before income taxes and discontinued operations	2,295	40,846	(30,689)	(14,506)	17,334
Income tax provision	(1,148)	—	—	—	—
Income (loss) from continuing operations	1,147	40,846	(30,689)	(14,506)	17,334
Income (loss) from discontinued operations	48,410	40,453	69,231	(255,102)	53,904

Net income (loss)	49,557	81,299	38,542	(269,608)	71,238
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	—	—	—
Distributions to non-controlling interest	(31)	(30)	—	—	—
Dividends paid on unvested restricted stock compensation	—	—	—	(447)	(814)
Preferred stock dividends and accretion	(29,748)	(27,321)	(20,652)	(20,749)	(20,884)
Undistributed income allocated to unvested restricted stock compensation	(203)	(636)	(102)	—	—
Income available (loss attributable) to common stockholders	$17,814	$53,000	$17,788	$(290,804)	$49,540
Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$(0.24)	$0.11	$(0.52)	$(0.51)	$(0.08)
Cash dividends declared per common share (1)	$0.00	$0.00	$0.00	$0.00	$1.20
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (2)	$2,681,877	$2,532,232	$1,666,180	$1,670,164	$1,716,814
Total assets	$3,136,675	$3,101,240	$2,436,106	$2,513,530	$2,805,611
Total debt (2)	$1,363,389	$1,416,890	$973,810	$968,816	$1,150,837
Total liabilities	$1,517,362	$1,675,946	$1,236,807	$1,526,867	$1,791,103
Equity	$1,519,313	$1,325,294	$1,099,299	$886,767	$914,812

(1)                  Does not include non-cash common stock dividend of $0.60 per share declared in 2008.

(2)                  Does not include hotels or debt which have been reclassified to discontinued operations, or which have been classified as held for sale.

Item  7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust, or REIT. A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels. In addition, we own 100% of BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. As of December 31, 2012, we also owned 100% of a commercial laundry facility located in Rochester, Minnesota, which we have classified as held for sale as of December 31, 2012 and included in discontinued operations due to its sale in January 2013.

We own primarily upper upscale hotels in the United States. As of December 31, 2012, we had interests in 30 hotels, including four hotels which we have classified as held for sale and included in discontinued operations due to their sale in January 2013, leaving 26 hotels currently held for investment (the “26 hotels”). Of the 26 hotels, we classify 24 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All of our 26 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. All of our 26 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 26 hotel portfolio average 447 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. Our goal is to improve the quality and scale of our portfolio while deleveraging our balance sheet. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

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

•                  Measured Balance Sheet Improvement. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. For example, as the measured reduction of our financial leverage is currently a key objective, we expect to fund our acquisitions with a greater proportion of equity capital than debt capital. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

During the past three years and continuing into 2013, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the first half of a recovery phase of the lodging cycle. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during 2011 and 2012 we made selective acquisitions including: the purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011; the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011; the purchase of the JW Marriott New Orleans in February 2011; the purchase of a 75.0% majority interest in a joint venture that owns the Hilton San Diego Bayfront in April 2011; the purchase of the Wyndham Chicago in June 2012 (which we immediately rebranded the Hyatt Chicago Magnificent Mile); and the purchase of the Hilton Garden Inn Downtown/Magnificent Mile in July 2012. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

On June 4, 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and have commenced planning for a $25.0 million renovation program. As an incentive to rebrand the hotel, Hyatt Franchising, L.L.C. will reimburse us for $6.5 million of our renovation costs once the renovation is complete. We expect to receive the $6.5 million during the third quarter of 2013, and will amortize the $6.5 million once received on a straightline basis over the remaining term of our franchise agreement with Hyatt, which term ends in 2039.

On July 19, 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a net purchase price of $90.3 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock on June 25, 2012.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010 and amended in September 2012. However, in light of our current financial objectives, we expect to fund the majority of our near term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have a high risk profile relative to their anticipated return expectations. In connection with this strategy, during 2011 and 2012 we sold the following: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; and the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and an office building adjacent to the Marriott Troy in September 2012.

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

In September 2012, we completed the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and an office building adjacent to the Marriott Troy for a gross sales price of $105.0 million, and recognized a $12.7 million gain on the sale. The buyer of the portfolio assumed three separate mortgages secured by the hotels totaling $75.6 million, including: $16.9 million on the Doubletree Guest Suites Minneapolis; $24.4 million on the Hilton Del Mar; and $34.3 million on the Marriott Troy. In addition, the buyer of the portfolio assumed a $2.2 million liability for deferred management fees payable to the Marriott Troy’s independent third-party manager. We received net proceeds on the portfolio sale of $28.6 million after proration adjustments, closing costs and the debt and deferred management fee assumptions. In addition, we wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.

The mortgages secured by the Marriott Del Mar, Hilton Del Mar and Marriott Troy contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of these hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. As of December 31, 2012, a total of $8.2 million of our cash was held by the lenders of these three hotels. The cash will be returned to us once the lenders release the cash to the buyers according to the terms of the respective loan agreements, which is expected to occur within the near term.

In January 2013, we sold the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester, and the Residence Inn by Marriott Rochester in a portfolio sale that also included our commercial laundry facility in Rochester, Minnesota for a gross sales price of $230.0 million. We retained a $25.0 million preferred equity investment in the four-hotel portfolio that yields an 11% dividend. In addition, we retained a $14.0 million liability related to the portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. We also provided a $3.7 million working cash advance to the buyer that will be repaid to us from the portfolio’s available cash flow. In conjunction with the sale, we defeased the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of approximately $30.0 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and wrote off $51,000 in deferred financing fees. We have classified the four hotels and commercial laundry facility as held for sale as of December 31, 2012, and reclassified the results of operations for these assets to discontinued operations for all periods presented.

In February 2012, we repurchased $4.5 million in aggregate principal amount of our Senior Notes for $4.57 million, including $13,000 in interest, using our existing cash.  After the repurchase, such Senior Notes were cancelled.  We wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt. We repurchased the remaining $58.0 million balance of the Senior Notes at the first put date in January 2013 for $58.0 million plus approximately $23,000 in accrued interest using our existing cash. After the repurchase, such Senior Notes were cancelled, leaving no amounts outstanding for the Senior Notes.

In April 2012, we used our existing cash to repay the remaining balance on the $32.2 million non-recourse mortgage secured by the Renaissance Long Beach, which was originally scheduled to mature in July 2012.

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of December 31, 2012, we have $3.8 million in outstanding irrevocable letters of credit backed by the credit facility.

Of our total debt outstanding as of December 31, 2012, approximately $605.6 million matures over the next four years ($58.0 million in 2013, none in 2014, $136.9 million in 2015 and $410.7 million in 2016). In January 2013, we repurchased the remaining $58.0 million balance of our Senior Notes for a price of $58.0 million plus accrued interest of approximately $23,000, leaving approximately $547.6 million of our debt maturing over the next four years. The $547.6 million does not include $18.7 million of scheduled loan amortization payments due in 2013, $22.3 million due in 2014, $21.3 million due in 2015, or $12.9 million due in 2016.

As of December 31, 2012, the weighted average term to maturity of our debt is approximately five years, and 70.2% of our debt is fixed rate with a weighted average interest rate of 5.5%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at December 31, 2012, is 4.9%. After our repurchase of the Senior Notes and the repayment of debt included in discontinued operations in January 2013, the weighted average term to maturity of our debt continues to be approximately five years, and 68.2% of our debt is fixed rate with a weighted average interest rate of 5.6%. The weighted average interest rate on all of our debt, which includes our variable-rate obligations based on variable rates at December 31, 2012, continues to be 4.9%.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 26 hotels in which we have interests as of December 31, 2012. In addition, our Comparable Portfolio includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile, as well as operating results for the Renaissance Westchester during the period in 2010 while it was held in receivership;

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

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax and other adjustments; and any other identified adjustments;

•                  Funds from operations, or FFO, which includes net income (loss), excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs) and real estate-related impairment losses, and after adjustment for unconsolidated partnerships and joint ventures; and

•                  Adjusted FFO, which includes FFO but excludes penalties, written-off deferred financing costs, non-real estate-related impairment losses, income tax provisions, and any other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•                  Room revenue, which is the product of the number of rooms sold and the ADR;

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from BuyEfficient (subsequent to our purchase of the outside 50.0% equity interest in January 2011), and hotel space leased by third parties.

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, and management fees. Additionally, this category includes general and administrative expense from BuyEfficient (subsequent to our purchase of the outside 50.0% equity interest in January 2011);

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, bad debt, relocation, entity level state franchise and minimum tax payments, travel expenses and office rent;

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to both our corporate office and BuyEfficient’s fixtures, equipment and intangibles (subsequent to our purchase of the outside 50.0% equity interest in January 2011); and

•                  Impairment loss, which includes the charges we have recognized to reduce the carrying value of assets on our balance sheets to their fair value.

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

•                  Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt, capital lease obligation, accretion of the Senior Notes, amortization of deferred financing fees, any write-offs of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

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

•                  Income tax provision, which includes federal and state income taxes charged to the Company;

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

•                  Demand. The demand for lodging generally fluctuates with the overall economy. In 2010, following a two-year cyclical trough, we began to see signs of improving demand trends, and Comparable Portfolio RevPAR increased 5.5% as compared to 2009, with a 230 basis point increase in portfolio occupancy. These improving demand trends continued in 2011 and 2012. As a result, our Comparable Portfolio RevPAR increased 7.4% in 2011 as compared to 2010, and 5.6% in 2012 as compared to 2011. Comparable Portfolio occupancy increased 280 basis points in 2011 as compared to 2010, and increased an additional 280 basis points in 2012 as compared to 2011. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters if the U.S. economy continues to grow and employment levels improve.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index was 110.7 in 2010, improving approximately 80 basis points in 2011 to 111.5. Our Comparable Portfolio RevPAR index, which was negatively impacted by several capital investment programs at our hotels, decreased 20 basis points in 2012 to 111.3.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Our Comparable Portfolio operating flow through was 33% in 2011 as compared to 2010, and 50% in 2012 as compared to 2011.

Operating Results. The following table presents our operating results for our total portfolio for 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 26 hotels (11,632 rooms) as of December 31, 2012 and 24 hotels (10,857 rooms) as of December 31, 2011, as well as discontinued operations for 8 hotels (2,342 rooms) as of December 31, 2012 and 10 hotels (3,017 rooms) as of December 31, 2011. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2012	2011	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$576,146	$501,183	$74,963	15.0%
Food and beverage	200,810	175,103	25,707	14.7%
Other operating	52,128	45,508	6,620	14.5%
Total revenues	829,084	721,794	107,290	14.9%
OPERATING EXPENSES
Hotel operating	500,209	443,803	56,406	12.7%
Property general and administrative	94,642	85,293	9,349	11.0%
Corporate overhead	24,316	25,453	(1,137)	(4.5)%
Depreciation and amortization	130,907	113,708	17,199	15.1%
Impairment loss	—	10,862	(10,862)	(100.0)%
Total operating expenses	750,074	679,119	70,955	10.4%
Operating income	79,010	42,675	36,335	85.1%
Equity in earnings of unconsolidated joint ventures	—	21	(21)	(100.0)%
Interest and other income	297	3,115	(2,818)	(90.5)%
Interest expense	(76,821)	(74,195)	(2,626)	(3.5)%
Loss on extinguishment of debt	(191)	—	(191)	(100.0)%
Gain on remeasurement of equity interests	—	69,230	(69,230)	(100.0)%
Income before income taxes and discontinued operations	2,295	40,846	(38,551)	(94.4)%
Income tax provision	(1,148)	—	(1,148)	(100.0)%
Income from continuing operations	1,147	40,846	(39,699)	(97.2)%
Income from discontinued operations	48,410	40,453	7,957	19.7%
Net income	49,557	81,299	(31,742)	(39.0)%
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	(1,449)	(464.4)%
Distributions to non-controlling interest	(31)	(30)	(1)	(3.3)%
Preferred stock dividends	(29,748)	(27,321)	(2,427)	(8.9)%
Undistributed income allocated to unvested restricted stock compensation	(203)	(636)	433	68.1%
Income available to common stockholders	$17,814	$53,000	$(35,186)	(66.4)%

The following table presents our operating results for our total portfolio for 2011 and 2010, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes continuing operations for 24 hotels (10,857 rooms) as of December 31, 2011 and 21 hotels (8,705 rooms) as of December 31, 2010, as well as discontinued operations for 10 hotels (3,017 rooms) as of December 31, 2011 and 20 hotels (5,508 rooms) as of December 31, 2010. An additional 347 rooms are included in discontinued operations for the first six months of 2010 due to our disposal and subsequent reacquisition of the Renaissance Westchester in June 2010. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2011	2010	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$501,183	$351,039	$150,144	42.8%
Food and beverage	175,103	138,188	36,915	26.7%
Other operating	45,508	26,373	19,135	72.6%
Total revenues	721,794	515,600	206,194	40.0%
OPERATING EXPENSES
Hotel operating	443,803	324,888	118,915	36.6%
Property general and administrative	85,293	61,753	23,540	38.1%
Corporate overhead	25,453	21,751	3,702	17.0%
Depreciation and amortization	113,708	79,633	34,075	42.8%
Impairment loss	10,862	—	10,862	100.0%
Total operating expenses	679,119	488,025	191,094	39.2%
Operating income	42,675	27,575	15,100	54.8%
Equity in earnings of unconsolidated joint ventures	21	555	(534)	(96.2)%
Interest and other income	3,115	112	3,003	2,681.3%
Interest expense	(74,195)	(58,931)	(15,264)	(25.9)%
Gain on remeasurement of equity interests	69,230	—	69,230	100.0%
Income (loss) from continuing operations	40,846	(30,689)	71,535	233.1%
Income from discontinued operations	40,453	69,231	(28,778)	(41.6)%
Net income	81,299	38,542	42,757	110.9%
Income from consolidated joint venture attributable to non-controlling interest	(312)	—	(312)	(100.0)%
Distributions to non-controlling interest	(30)	—	(30)	(100.0)%
Preferred stock dividends and accretion	(27,321)	(20,652)	(6,669)	(32.3)%
Undistributed income allocated to unvested restricted stock compensation	(636)	(102)	(534)	(523.5)%
Income available to common stockholders	$53,000	$17,788	$35,212	198.0%

Operating Statistics. Included in the following tables are comparisons of the key operating metrics for our 26 hotel Comparable Portfolio, which includes prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront, as well as operating results for the Renaissance Westchester during the periods in 2010 while it was held in receivership.

2012			2011			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
79.2%	$175.78	$139.22	76.4%	$172.63	$131.89	280	bps	1.8%	5.6%

2011			2010			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
76.4%	$172.63	$131.89	73.6%	$166.84	$122.79	280	bps	3.5%	7.4%

Non-GAAP Financial Measures. The following table reconciles net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2012, 2011 and 2010. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. EBITDA and Adjusted EBITDA should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and Adjusted EBITDA may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that EBITDA and Adjusted EBITDA can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2012	2011	2010
	(in thousands)	(in thousands)	(in thousands)
Net income	$49,557	$81,299	$38,542
Operations held for investment:
Depreciation and amortization	130,907	113,708	79,633
Amortization of lease intangibles	4,319	3,979	254
Interest expense	71,664	67,319	54,839
Amortization of deferred financing fees	3,690	3,138	1,457
Write-off of deferred financing fees	3	21	1,462
Loan penalties and fees	—	—	177
Non-cash interest related to discount on Senior Notes	1,058	1,062	996
Non-cash interest related to loss on derivatives	406	2,655	—
Income tax provision	1,148	—	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	—
Depreciation and amortization	(5,685)	(4,014)	—
Interest expense	(2,252)	(1,562)	—
Amortization of deferred financing fees	(224)	(160)	—
Non-cash interest related to loss on derivative	(1)	(31)	—
Unconsolidated joint ventures:
Depreciation and amortization	—	3	52
Discontinued operations:
Depreciation and amortization	13,164	16,188	21,299
Amortization of lease intangibles	14	28	27
Interest expense	6,231	9,191	19,257
Interest expense — default rate	—	—	7,955
Amortization of deferred financing fees	74	104	581
Write-off of deferred financing fees	185	42	123
Loan penalties and fees	—	—	1,155
EBITDA	272,497	292,658	227,809

Operations held for investment:
Amortization of deferred stock compensation	3,466	2,745	3,942
Non-cash straightline lease expense	2,777	2,398	944
Capital lease obligation interest — cash ground rent	(819)	—	—
(Gain) loss on sale of assets	18	(83)	382
Gain on remeasurement of equity interests	—	(69,230)	—
Loss on extinguishment of debt	191	—	—
Closing costs — completed acquisitions	1,965	3,403	—
Due diligence costs — abandoned project	—	—	959
Impairment loss	—	10,862	—
Lawsuit settlement costs, net	158	1,553	—
Prior year property tax and CAM adjustments, net	621	—	—
Hotel laundry closing costs	623	—	—
Costs associated with CEO severance	—	—	2,242
Non-controlling interests:
Non-cash straightline lease expense	(450)	(354)	—
Prior year property tax adjustments, net	(202)
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	2	32
Discontinued operations:
Gain on sale of assets, net	(38,292)	(14,912)	—
Impairment loss	—	1,495	1,943
Gain on extinguishment of debt	—	(18,145)	(86,235)
Lawsuit settlement (reversal) costs	(48)	67	—
Closing costs — completed acquisition	—	—	6,796
	(29,992)	(80,199)	(68,995)
Adjusted EBITDA	$242,505	$212,459	$158,814

Adjusted EBITDA was $242.5 million in 2012 as compared to $212.5 million in 2011 and $158.8 million in 2010. Adjusted EBITDA increased $30.0 million in 2012 as compared to 2011 due to additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Downtown/Magnificent Mile), and the three hotels we acquired or purchased interests in during 2011 (the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront), combined with increased earnings at our other hotels. Adjusted EBITDA increased $53.6 million in 2011 as compared to 2010 due to additional earnings generated by the three hotels we acquired or purchased interests in during 2011 and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

The following table reconciles net income to FFO and Adjusted FFO for our hotel portfolio for the years ended December 31, 2012, 2011 and 2010. We believe that the presentation of FFO and Adjusted FFO provides useful information to investors regarding our operating performance because they are measures of our operations without regard to specified non-cash items such as real estate depreciation and amortization, any real estate impairment loss, gain or loss on sale of assets and certain other items which we believe are not indicative of the performance of our underlying hotel properties. We believe that these items are more representative of our asset base and our acquisition and disposition activities than our ongoing operations. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure. We caution investors that amounts presented in accordance with our definitions of FFO and Adjusted FFO may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. FFO and Adjusted FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. FFO and Adjusted FFO may include funds that may not be available for our discretionary use to fund interest expense, capital expenditures or general corporate purposes. Although we believe that FFO and Adjusted FFO can enhance an investor’s understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow.

	2012	2011	2010
	(in thousands)	(in thousands)	(in thousands)
Net income	$49,557	$81,299	$38,542
Preferred stock dividends	(29,748)	(27,321)	(20,652)
Operations held for investment:
Real estate depreciation and amortization	129,668	112,539	79,083
Amortization of lease intangibles	4,319	3,979	254
(Gain) loss on sale of other assets	18	(83)	382
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	—
Real estate depreciation and amortization	(5,685)	(4,014)	—
Discontinued operations:
Real estate depreciation and amortization	13,164	16,188	21,299
Amortization of lease intangibles	14	28	27
Real estate impairment loss		—	1,943
Gain on sale of assets, net	(38,292)	(14,912)	—
FFO	121,254	167,391	120,878

Operations held for investment:
Non-cash straightline lease expense	2,777	2,398	944
Write-off of deferred financing fees	3	21	1,462
Loan penalties and fees	—	—	177
Non-cash interest related to loss on derivatives	406	2,655	—
Gain on remeasurement of equity interests	—	(69,230)	—
Loss on extinguishment of debt	191	—	—
Closing costs — completed acquisitions	1,965	3,403	—
Due diligence costs — abandoned project	—	—	959
Prior year property tax and CAM adjustments, net	621	—	—
Hotel laundry closing costs	623	—	—
Impairment loss	—	10,862	—
Lawsuit settlement costs, net	158	1,553	—
Income tax provision	1,148	—	—
Costs associated with CEO severance	—	—	2,242
Amortization of deferred stock compensation associated with CEO severance	—	—	1,074
Non-controlling interests:
Non-cash straightline lease expense	(450)	(354)	—
Non-cash interest related to loss on derivative	(1)	(31)	—
Prior year property tax adjustments, net	(202)
Discontinued operations:
Write-off of deferred financing fees	185	42	123
Interest expense — default rate	—	—	7,955
Loan penalties and fees	—	—	1,155
Impairment loss	—	1,495	—
Gain on extinguishment of debt	—	(18,145)	(86,235)
Lawsuit settlement (reversal) costs	(48)	67	—
Closing costs — completed acquisition	—	—	6,796
	7,376	(65,264)	(63,348)
Adjusted FFO	$128,630	$102,127	$57,530

Adjusted FFO was $128.6 million in 2012 as compared to $102.1 million in 2011 and $57.5 million in 2010. Adjusted FFO increased $26.5 million in 2012 as compared to 2011 due to additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Downtown/Magnificent Mile), and the three hotels we acquired or purchased interests in during 2011 (the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront), combined with increased earnings at our other hotels. Adjusted EBITDA increased $44.6 million in 2011 as compared to 2010 due to additional earnings generated by the three hotels we acquired or purchased interests in during 2011 and by the Renaissance Westchester, which we reacquired from a court-appointed receiver in June 2010, combined with increased earnings at our other hotels.

Room revenue. Room revenue increased $75.0 million, or 15.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Downtown/Magnificent Mile in July 2012. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel) and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These five recently acquired hotels (the “five recently acquired hotels”) contributed additional room revenue of $57.4 million during the year ended December 31, 2012. Room revenue in our five recently acquired hotels was negatively impacted in 2012 by Hurricane Sandy, which caused a loss in room revenue of approximately $0.3 million. Room revenue generated by the 21 hotels we owned prior to January 1, 2011 (our “existing portfolio”) increased $17.6 million during 2012 as compared to 2011 due to an increase in occupancy ($14.8 million) combined with an increase in ADR ($2.8 million). The increase in occupancy was driven by an additional 22,641 group room nights sold combined with an additional 72,391 transient room nights sold. Room revenue in our existing portfolio was impacted during 2012 by major room renovations at both the Renaissance Washington DC and the Hyatt Regency Newport Beach. The major room renovation at the Renaissance Washington DC caused 13,656 room nights to be out of service during the last six months of 2012, displacing approximately $2.9 million in room revenue based on the hotel achieving a potential 72.7% occupancy rate and RevPAR of $148.24 without the renovation. The major room renovation at the Hyatt Regency Newport Beach caused 4,333 room nights to be out of service during the last two months of 2012, displacing approximately $0.5 million in room revenue based on the hotel achieving a potential 85.0% occupancy rate and RevPAR of $110.96 without the renovation. Room revenue in our existing portfolio was also negatively impacted in 2012 by Hurricane Sandy, which caused a loss in room revenue of approximately $1.4 million.

Room revenue increased $150.1 million, or 42.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. We acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel) and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011, and reacquired possession and control of the Renaissance Westchester in June 2010 from a court-appointed receiver. These three hotels acquired in 2011 (the “three hotels acquired in 2011”) and the Renaissance Westchester contributed additional room revenue of $127.1 million. Room revenue generated by the 20 hotels we acquired prior to January 1, 2010 (our “2011 existing portfolio”) increased $23.0 million in 2011 as compared to 2010 due to an increase in occupancy ($13.4 million) combined with an increase in ADR ($9.6 million). The increase in occupancy was driven by an additional 28,089 group room nights sold combined with an additional 57,518 transient room nights sold. Room revenue at some of our northeast hotels was negatively impacted in 2011 by Hurricane Irene, which caused a loss in room revenue of approximately $0.9 million.

Food and beverage revenue. Food and beverage revenue increased $25.7 million, or 14.7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five recently acquired hotels contributed an additional $17.5 million to food and beverage revenue during 2012. Food and beverage revenue in our existing portfolio increased $8.2 million during 2012 as compared to 2011, primarily due to increased occupancy and group room nights in our hotels, which drove revenue growth in both outlets and banquets. In addition, outlet and banquet revenue increased during 2012 as compared to 2011 as many outlets and meeting spaces were under renovation during 2011. Food and beverage revenue in our existing portfolio was negatively impacted by a major room renovation at the Renaissance Washington DC, which caused 13,656 room nights to be out of service during the last six months of 2012, decreasing revenue in both outlets and banquets. Food and beverage revenue in our existing portfolio was also negatively impacted in 2012 by Hurricane Sandy, which caused a loss in food and beverage revenue of approximately $0.8 million.

Food and beverage revenue increased $36.9 million, or 26.7%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The three hotels acquired in 2011 and the Renaissance Westchester contributed an additional $38.2 million. Food and beverage revenue in our 2011 existing portfolio decreased $1.3 million during 2011 as compared to 2010. This decrease is primarily due to a reduction in business at one of our Houston, Texas hotels with a customer who was operating under a contract with the United States government. In addition, our 2011 existing portfolio lost approximately $0.1 million during 2011 due to Hurricane Irene. Banquet revenue also decreased in our 2011 existing portfolio during 2011 as compared to 2010 as a few of our larger group-oriented hotels experienced higher traffic from transient demand than from group demand. These decreases were slightly offset by an increase in food and beverage revenue generated by our outlets due to increased transient occupancy at several of our hotels, as well as to increased volume from local businesses and residents at several of our recently renovated restaurants and lounges.

Other operating revenue. Other operating revenue increased $6.6 million, or 14.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five recently acquired hotels contributed an additional $4.8 million to other operating revenue during 2012. In addition, other operating revenue increased $0.3 million in 2012 as compared to 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. BuyEfficient contributed an additional $0.3 million in other operating revenue during 2012 as compared to 2011 due to increased transaction and development fees. In addition, other operating revenue in our existing portfolio increased $1.2 million during 2012 as compared to 2011, due to increased cancellation, attrition, parking, spa and lease rent revenue at our hotels, partially offset by decreased telephone revenue.

Other operating revenue increased $19.1 million, or 72.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The three hotels acquired in 2011 and the Renaissance Westchester contributed an additional $12.8 million to other operating revenue during 2011. Other operating revenue also increased $5.4 million in 2011 as compared to 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. Other operating revenue in our 2011 existing portfolio increased $0.9 million in 2011 as compared to 2010, as increased parking and lease rent revenue was slightly offset by decreased telephone, cancellation, attrition, guest movies, lift ticket, spa and retail revenue.

Hotel operating expenses. Hotel operating expenses increased $56.4 million, or 12.7%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five recently acquired hotels contributed an additional $45.0 million to hotel operating expenses during 2012. Hotel operating expenses in our existing portfolio increased $11.4 million during 2012 as compared to 2011. This increase in hotel operating expenses is primarily related to the corresponding increases in room, food and beverage, parking and spa revenue. In addition, hotel operating expenses in our existing portfolio increased during 2012 as compared to 2011 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; property and liability insurance due to increased premiums; and ground lease due to increased contingent rent resulting from the increased revenue at several of our hotels. These increases were partially offset by decreases in the following expenses: utilities due to reduced consumption and lower rates at many of our hotels during 2012; real estate property taxes due to lower assessments received at several of our hotels; and common area maintenance charges due to a settlement received at one of our hotels.

Hotel operating expenses increased $118.9 million, or 36.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The three hotels acquired in 2011 and the Renaissance Westchester contributed an additional $109.3 million to hotel operating expenses during 2011. Hotel operating expenses in our 2011 existing portfolio increased $9.6 million during 2011 as compared to 2010. This increase in hotel operating expenses is primarily related to increased room expense, corresponding to the increased room revenue. In addition, hotel operating expenses in our 2011 existing portfolio increased in 2011 as compared to 2010 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; and property taxes due to increased assessments. In addition, hotel operating expenses increased in our 2011 existing portfolio during 2011 as compared to 2010 due to increased food and beverage expense, as many of our outlets which were under renovation during 2011 continued to incur labor expenses, including training on new menus and restaurant concepts, along with pre-opening costs. These increases were partially offset by decreased utilities due to reductions in gas rates and usage at several of our hotels and by decreased property and liability insurance due to an actuarial adjustment.

Property general and administrative expense. Property general and administrative expense increased $9.3 million, or 11.0%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five recently acquired hotels contributed an additional $7.1 million to property general and administrative expense during 2012. In addition, property general and administrative expense increased $0.2 million in 2012 as compared to 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. BuyEfficient contributed an additional $0.4 million in property general and administrative expense during 2012 as compared to 2011 due to the corresponding increase in revenue. Property general and administrative expense in our existing portfolio increased $1.6 million during 2012 as compared to 2011, primarily due to increased payroll and related costs, management fees, and credit and collection expenses due to the increase in revenue, combined with increased computer hardware/software costs, employee relocation, recruitment and training, partially offset by decreased contract and professional fees.

Property general and administrative expense increased $23.5 million, or 38.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The three hotels acquired in 2011 and the Renaissance Westchester contributed an additional $16.8 million to hotel operating expenses during 2011. Property general and administrative expense also increased $3.7 million in 2011 as compared to 2010 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Property general and administrative expense in our 2011 existing portfolio increased $3.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increased payroll, management fees and credit and collection expenses due to the increase in revenue, combined with increased legal expenses, travel, training and sales tax audit expense, partially offset by decreased contract and professional fees, employee recruitment expenses and computer hardware/software costs.

Corporate overhead expense. Corporate overhead expense decreased $1.1 million, or 4.5%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to decreased legal costs combined with decreased acquisition and due diligence costs. Legal costs decreased $1.5 million in 2012 as compared to 2011 primarily due to our accrual in 2011 of $1.6 million for settlement costs related to litigation involving three separate claims by certain employees at three of the 26 hotels. As of December 31, 2012, we have reached court-approved settlements on all three claims. Regarding acquisition and due diligence costs, during 2012 we incurred due diligence costs of $2.0 million related to our completed acquisitions, and an additional $0.9 million related to in-process or abandoned projects. During 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.3 million related to in-process or abandoned projects. Corporate overhead expense also decreased during 2012 as compared to 2011 due to a $1.0 million decrease in entity-level state franchise and minimum tax expense and a $0.2 million decrease in relocation expenses. These decreases were partially offset by a $1.0 million increase in payroll and related costs, a $0.5 million increase in amortization of deferred stock compensation, a $0.5 million increase in contract and professional fees, a $0.1 million increase in donations expense, a $0.1 million increase in employee relations, and a $0.2 million increase in bad debt expense. Bad debt expense increased in 2012 as compared to 2011 due to our reserving the entire $0.2 million outstanding balance of a subordinate note secured by a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia, as the note is currently in default. We are currently working with the borrower and the special servicer to bring the note current, at which time we may reverse the bad debt expense we recorded in 2012.

Corporate overhead expense increased $3.7 million, or 17.0%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to increases of $0.4 million related to payroll and related costs, $0.3 million related to contract and professional fees, $0.2 million related to relocation, $0.2 million related to travel, $0.1 million related to bad debt, $1.5 million related to legal expenses and $2.4 million related to due diligence costs. In September 2011, we accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at three of the 24 hotels included in continuing operations. As of December 31, 2012, we have reached court-approved settlements on all three claims. During 2011 we incurred due diligence costs of $3.4 million related to our completed acquisitions, and an additional $0.3 million related to in-process or abandoned projects. During 2010, we incurred due diligence costs of $1.3 million related to in-process or abandoned projects. These increases in corporate overhead expense in 2011 as compared to 2010 were partially offset by decreases of $1.1 million related to deferred stock compensation, $0.1 million related to corporate office rent and maintenance, and $0.2 million related to sales tax audit expenses.

Depreciation and amortization expense. Depreciation and amortization increased $17.2 million, or 15.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five recently acquired hotels contributed an additional $15.2 million to depreciation and amortization expense during 2012. Depreciation and amortization expense in our existing portfolio increased $2.0 million during 2012 as compared to 2011 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Depreciation and amortization expense increased $34.1 million, or 42.8%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The three hotels acquired in 2011 and the Renaissance Westchester contributed an additional $31.0 million to depreciation and amortization expense during 2011. Depreciation and amortization in our 2011 existing portfolio increased $3.1 million during 2011 as compared to 2010 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our hotel properties.

Impairment loss. Impairment loss totaled zero for the year ended December 31, 2012, $10.9 million for the year ended December 31, 2011, and zero for the year ended December 31, 2010. During 2011, we recognized an impairment loss of $10.9 million on our Royal Palm note due to its sale in October 2011.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for the year ended December 31, 2012, $21,000 for the year ended December 31, 2011, and $0.6 million for the year ended December 31, 2010. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture during either 2011 or 2010 because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interest in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 in 2011 and $0.6 million in 2010 on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $0.3 million for the year ended December 31, 2012, $3.1 million for the year ended December 31, 2011 and $0.1 million for the year ended December 31, 2010. In 2012, we recognized $0.2 million in interest income, and $0.1 million in other miscellaneous income. In 2011, we recognized $2.9 million in interest income, including $2.7 million related to the Royal Palm note. We sold this Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. In addition, during 2011, we recognized income of $0.1 million on sales and dispositions of surplus FF&E located in several of our hotels and $0.1 million in other miscellaneous income. In 2010, we recognized $0.3 million in interest income and $0.1 million in other miscellaneous income, partially offset by a loss of $0.3 million on sales and dispositions of surplus FF&E located in several of our hotels and in our corporate office.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest expense	$71,664	$67,319	$54,839
Loss on derivatives	406	2,655	—
Accretion of Senior Notes	1,058	1,062	996
Amortization of deferred financing fees	3,690	3,138	1,457
Write-off of deferred financing fees	3	21	1,462
Loan penalties and fees	—	—	177
	$76,821	$74,195	$58,931

Interest expense increased $2.6 million, or 3.5%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Interest expense incurred on our debt and capital lease obligations increased $4.3 million during 2012 as compared to 2011 primarily due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse loan), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans. Our loan balances also increased due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. These increases in our loan balances were partially offset by our repayment in April 2012 of a $32.2 million loan secured by the Renaissance Long Beach. Interest expense on our debt obligations also increased due to increases in the variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront. Interest expense on our capital lease obligation also increased during 2012 as compared to 2011 due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. In addition, interest expense increased during 2012 as compared to 2011 due to a $0.5 million increase in amortization of deferred financing fees related to additional fees paid in 2011 in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our refinancing of the Doubletree Guest Suites Times Square and to amend our line of credit. These increases were partially offset during 2012 as compared to 2011 by a $2.2 million decrease in interest expense related to our interest rate cap and swap agreements due to a $1.8 million reduction in loss on our interest rate swap agreement combined with a $0.4 million decrease in losses on our interest rate cap agreements.

Interest expense increased $15.3 million, or 25.9%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Mortgage interest expense increased $12.5 million during 2011 as compared to 2010 due to increased loan balances as we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt in connection with our acquisition of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011 (which loan we refinanced in October 2011 with a new $180.0 million non-recourse mortgage), and a $42.2 million loan in connection with our acquisition of the JW Marriott New Orleans in February 2011. Our loan balances also increased during 2011 as compared to 2010 due to a $240.0 million loan entered into by our Hilton San Diego Bayfront joint venture in April 2011. In addition, interest expense increased $2.7 million during 2011 as compared to 2010 related to losses recognized on interest rate cap agreements on the Doubletree Guest Suites Times Square and Hilton San Diego Bayfront loans, combined with a loss on an interest rate swap agreement on the JW Marriott New Orleans loan. Interest expense also increased during 2011 as compared to 2010 due to a $1.7 million increase in amortization of deferred financing fees related to additional fees paid in association with our Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront acquisitions, as well as to fees incurred on our line of credit and on our refinancing of the Doubletree Guest Suites Times Square in October 2011 and the Hilton Times Square in November 2010. Accretion of Senior Notes also caused interest expense to increase by $0.1 million in 2011 as compared to 2010. These increases were partially offset by additional interest expenses incurred in 2010 related to the termination of our credit facility in February 2010 and to our refinancing of the Hilton Times Square in November 2010, which caused an additional $0.2 million in penalties and fees during 2010. In addition, interest expense for 2011 decreased as compared to 2010 as we incurred $1.5 million in 2010 related to the write-off of deferred financing fees in conjunction with the termination of our credit facility in February 2010.

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.9% at December 31, 2012, 5.0% at December 31, 2011 and 5.5% at December 31, 2010. At December 31, 2012, approximately 69.6% of the outstanding notes payable included in our continuing operations had fixed interest rates. At December 31, 2011, approximately 70.5% of the outstanding notes payable included in our continuing operations had fixed interest rates. At December 31, 2010, all of the outstanding notes payable included in our continuing operations had fixed interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.2 million for the year ended December 31, 2012, and zero for both the years ended December 31, 2011 and 2010. During 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero for the year ended December 31, 2012, $69.2 million for the year ended December 31, 2011, and zero for the year ended December 31, 2010. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38.0% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income tax provision. Income tax provision totaled $1.1 million for the year ended December 31, 2012, and zero for both the years ended December 31, 2011 and 2010. During 2012, our use of net operating loss carryforwards resulted in federal and state income tax expense totaling $1.1 million.

Income from discontinued operations. As described under “—Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, income from discontinued operations included the results of operations, along with any gains on extinguishment of debt, gains or losses on sales and impairments recognized for the following properties:

Properties:	Rooms:	Disposition Date:
2012:
Kahler Grand (1)	660	Held for sale as of December 31, 2012
Kahler Inn & Suites	271	Held for sale as of December 31, 2012
Marriott Rochester (1)	202	Held for sale as of December 31, 2012
Residence Inn by Marriott Rochester	89	Held for sale as of December 31, 2012
Textile Care Services Rochester	—	Held for sale as of December 31, 2012
Doubletree Guest Suites Minneapolis	229	September 2012
Hilton Del Mar	257	September 2012
Marriott Troy	350	September 2012
Office building adjacent to the Marriott Troy	—	September 2012
Marriott Del Mar	284	August 2012
2011:
Valley River Inn	257	October 2011
Textile Care Services Salt Lake City	—	July 2011
Royal Palm Miami Beach	409	April 2011
2010 (2):
Courtyard by Marriott, San Diego (Old Town)	176	November 2010
Hilton Huntington	302	November 2010
Holiday Inn Downtown San Diego	220	November 2010
Holiday Inn Express, San Diego (Old Town)	125	November 2010
Marriott Provo	330	November 2010
Marriott Salt Lake City (University Park)	218	November 2010
Renaissance Atlanta Concourse	387	November 2010
Residence Inn by Marriott Manhattan Beach	176	November 2010
Marriott Ontario Airport	299	August 2010
W Hotel San Diego	258	July 2010
Renaissance Westchester (3)	347	June 2010
Total rooms	5,846

(1)   During 2011, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.

(2)         Hotels deeded back to the lenders, or sold by the receiver, pursuant to our 2009 secured debt restructuring program.

(3)         Hotel reacquired by the Company in June 2010.

Income from discontinued operations for the year ended December 31, 2012 includes activity for the four hotels and one office building sold during 2012 and the four hotels and one commercial laundry facility classified as held for sale as of December 31, 2012 due to their sale in January 2013. Income from discontinued operations for the year ended December 31, 2011 includes activity for the four hotels and one office building sold during 2012, the four hotels and one commercial laundry facility classified as held for sale as of December 31, 2012 and the two hotels and one commercial laundry facility sold in 2011. Income from discontinued operations for the year ended December 31, 2010 includes activity for the four hotels and one office building sold during 2012, the four hotels and one commercial laundry facility held for sale as of December 31, 2012, the two hotels and one commercial laundry facility sold in 2011, and the 11 hotels disposed of during 2010 pursuant to our 2009 secured debt restructuring program. Income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating revenues	$100,861	$130,997	$198,595
Operating expenses	(71,089)	(96,581)	(163,286)
Interest expense	(6,490)	(9,337)	(29,071)
Depreciation and amortization expense	(13,164)	(16,188)	(21,299)
Impairment loss	—	(1,495)	(1,943)
Gain on extinguishment of debt	—	18,145	86,235
Gain on sale of hotels and other assets, net	38,292	14,912	—
Income from discontinued operations	$48,410	$40,453	$69,231

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $1.8 million for the year ended December 31, 2012, $0.3 million for the year ended December 31 2011, and zero for the year ended December 31, 2010. In April 2011 we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2012 and 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.8 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $31,000 for the year ended December 31, 2012, $30,000 for the year ended December 31, 2011, and zero for the year ended December 31, 2010. We purchased the outside 62.0% common stock equity interest in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole common stockholder of the captive REIT that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $31,000 and $30,000 for the years ended December 31, 2012 and 2011, respectively.

Preferred stock dividends and accretion. Preferred stock dividends and accretion totaled $29.7 million for the year ended December 31, 2012, $27.3 million for the year ended December 31, 2011, and $20.7 million for the year ended December 31, 2010. In April 2011, we issued 4,600,000 shares of Series D preferred stock, causing us to incur an additional $2.4 million in dividends during 2012 as compared to 2011, and an additional $6.8 million in dividends during 2011 as compared to 2010. This increase in 2011 was slightly offset by a reduction in preferred stock accretion due to the initial carrying value of our Series C preferred stock being fully accreted to its redemption value during the third quarter of 2010.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.2 million for 2012, $0.6 million for 2011 and $0.1 million for 2010 were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the first half of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. During 2010, 2011 and 2012, we made several selective acquisitions. The following table sets forth the hotels we have acquired or reacquired since January 1, 2010:

Hotels	Rooms	Acquisition Date
2012:
Hyatt Chicago Magnificent Mile, Chicago, Illinois	417	June 4, 2012
Hilton Garden Inn Chicago Downtown/Magnificent Mile, Chicago, Illinois	357	July 19, 2012
2011:
Doubletree Guest Suites Times Square, New York City, New York	460	January 14, 2011
JW Marriott New Orleans, New Orleans, Louisiana (1)	494	February 15, 2011
Hilton San Diego Bayfront, San Diego, California	1,190	April 15, 2011
2010:
Renaissance Westchester, White Plains, New York (2)	347	June 14, 2010
Royal Palm Miami Beach, Miami Beach, Florida (3)	409	August 27, 2010
Total January 1, 2010 to December 31, 2012	3,674

(1)                               Subsequent to this acquisition, the Company added two additional rooms to this hotel, increasing the room count to 496.

(2)                               Hotel deeded back to the lender and reacquired by the Company on June 14, 2010.

(3)                               Hotel sold by the Company on April 8, 2011.

The total cost for these seven hotel acquisitions was approximately $585.5 million, including shares of the Company’s common stock valued at $51.2 million for accounting purposes, or $159,400 per room. Each of these acquisitions is discussed below.

In June 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on the day we acquired the hotel, June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and immediately commenced planning for a $25.0 million renovation program (a portion of which will be funded by Hyatt Corporation).

In July 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a net purchase price of $90.3 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock in June 2012.

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

In addition to the above noted hotels, we deployed a portion of our excess cash in 2011 and 2010 towards non-hotel investments. Each of these non-hotel investments is discussed below.

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

In November 2010, we purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. During 2012, we continued to account for the subordinate note using the cost recovery method as we did not consider the expected cash flows from the loan to be reasonably probable and estimable. As of December 31, 2012, the subordinate note secured by the Twelve Atlantic Station was again in default, and we recorded a reserve for the remaining $0.2 million balance to bad debt expense, which is included in corporate overhead on our consolidated statements of operations and comprehensive income. We are currently working with the borrower and the special servicer to bring the note current, at which time we may reverse the bad debt expense we recorded in 2012.

While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility entered into in November 2010 and amended in September 2012. However, in light of our current financial objectives, we expect to fund any near term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. The following table sets forth the hotels we have sold or disposed of since January 1, 2010:

Hotels	Rooms	Disposition Date
2012:
Marriott Del Mar, San Diego, California	284	August 23, 2012
Doubletree Guest Suites, Minneapolis, Minnesota (1)	229	September 14, 2012
Hilton Del Mar, San Diego, California (1)	257	September 14, 2012
Marriott, Troy, Michigan (1)	350	September 14, 2012
2011:
Royal Palm Miami Beach, Miami Beach, Florida	409	April 8, 2011
Valley River Inn, Eugene, Oregon	257	October 26, 2011
2010:
Renaissance Westchester, White Plains, New York (2) (3)	347	June 14, 2010
W Hotel, San Diego, California (2)	258	July 2, 2010
Marriott, Ontario (Airport), California (2)	299	August 12, 2010
Courtyard by Marriott, San Diego (Old Town), California (2)	176	November 1, 2010
Hilton, Huntington, New York (2)	302	November 1, 2010
Holiday Inn Downtown, San Diego, California (2)	220	November 1, 2010
Holiday Inn Express, San Diego (Old Town), California (2)	125	November 1, 2010
Marriott, Provo, Utah (2)	330	November 1, 2010
Marriott, Salt Lake City (University Park), Utah (2)	218	November 1, 2010
Renaissance Atlanta Concourse, Atlanta, Georgia (2)	387	November 1, 2010
Residence Inn by Marriott, Manhattan Beach, California (2)	176	November 1, 2010
Total January 1, 2010 to December 31, 2012	4,624

(1)                               The portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy also included an office building adjacent to the Marriott Troy.

(2)                               Hotels deeded back to the lenders, or sold by the receiver, pursuant to our 2009 secured debt restructuring program.

(3)                               Hotel reacquired by the Company on June 14, 2010.

The aggregate net sale proceeds for the four hotels and office building sold in 2012 and the two hotels sold in 2011 was $192.2 million, including the Royal Palm note, or $107,600 per room. The 11 hotels disposed of in 2010 pursuant to our secured debt restructuring program eliminated $282.7 million of debt from our balance sheet. The results of operations of all of the properties identified above and the gains or losses on dispositions and extinguishments of debt through December 31, 2012 are included in discontinued operations for all periods presented through the time of sale. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods. Each of these dispositions is discussed below.

We sold four hotels and an office building adjacent to one of the hotels in 2012. In August 2012, we sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, we wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. In September 2012, we sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. We recognized a gain on the sale of $12.7 million. In addition, we wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.

The mortgages secured by the Marriott Del Mar, Hilton Del Mar and Marriott Troy contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of these hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to us only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As of December 31, 2012, a total of $8.2 million of our cash was held by the lenders of these three hotels. The cash will be returned to us once the lenders release the cash to the buyers, which is expected to occur within the near term.

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

We did not sell any hotels during 2010. We did, however, complete the disposal of 11 hotels pursuant to our secured debt restructuring program, which we initiated in 2009. In June 2010, we disposed of the Renaissance Westchester, and subsequently reacquired the hotel from the lender during the same month. We completed the deed back of the W San Diego in July 2010, and title to the hotel was transferred to the lender. In August 2010, the Marriott Ontario Airport was sold by the receiver, and title to the hotel was transferred to the third party purchaser. In November 2010, we completed the deed back of eight hotels which secured a non-recourse mortgage, and titles to the hotels were transferred to the lender. As of December 31, 2010, five of the eight hotels remained subject to franchise agreements which contained corporate guaranties. If the franchise agreements on these five hotels were to be terminated, we were potentially liable for up to $19.6 million in termination fees. In June 2011, we paid termination fees of $1.5 million related to one of these five hotels, and the franchise agreements on the remaining four hotels were transferred to new owners, resulting in our recording $18.1 million to gain on extinguishment of debt in June 2011, which is included in discontinued operations.

The following table summarizes our portfolio and room data from January 1, 2010 through December 31, 2012, adjusted for the hotels acquired, reacquired, disposed through non-sale disposition and sold during the respective periods.

	2012	2011	2010
Portfolio Data—Hotels
Number of hotels—beginning of period	32	31	40
Add: Acquisitions	2	3	1
Add: Reacquisitions	—	—	1
Less: Dispositions	(4)	(2)	—
Less: Non-sale dispositions	—	—	(11)
Number of hotels—end of period (1)	30	32	31

	2012	2011	2010
Portfolio Data—Rooms
Number of rooms—beginning of period	13,208	11,722	13,804
Add: Acquisitions	774	2,144	409
Add: Reacquisitions	—	—	347
Add: Room (conversions) expansions	(8)	8	—
Less: Dispositions	(1,120)	(666)	—
Less: Non-sale dispositions	—	—	(2,838)
Number of rooms—end of period (1)	12,854	13,208	11,722
Average rooms per hotel—end of period (1)	428	413	378

(1)                               Both the number of hotels and number of rooms as of December 31, 2012 include four hotels which we have classified as held for sale as of December 31, 2012 due to their sale in January 2013: the Kahler Grand; the Kahler Inn & Suites; the Marriott Rochester; and the Residence Inn by Marriott Rochester. Without these four hotels, we had 26 hotels held for investment as of December 31, 2012, comprised of 11,632 rooms for an average of 447 rooms per hotel. The details of this sale are discussed below.

In addition to the above noted hotel dispositions, in July 2011, we sold our commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, we recorded an impairment loss of $1.5 million in June 2011, which is included in discontinued operations.

In January 2013, we sold the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester, and the Residence Inn by Marriott Rochester in a portfolio sale that also included our commercial laundry facility in Rochester, Minnesota for a gross sales price of $230.0 million. In conjunction with the sale, we defeased the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of approximately $30.0 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and wrote off $51,000 in deferred financing fees.

Renovations. During 2012, we invested $109.3 million in capital improvements to our hotel and other real estate portfolio. Consistent with our cycle-appropriate strategy, this investment in capital improvements to our portfolio was $8.9 million more than the amount we invested in 2011 and $52.3 million more than the amount we invested in 2010.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $171.5 million for 2012 compared to $155.2 million for 2011, and $44.3 million for 2010. The increases in 2012 as compared to 2011 and 2011 as compared to 2010 were primarily due to our acquisitions of new hotels, combined with increased earnings at our existing hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities in 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Proceeds from sales of hotel properties and other assets	$46,367	$44,576	$63
Cash received from unconsolidated joint venture	—	—	900
Restricted cash — replacement reserve	(10,743)	(8,143)	(931)
Acquisitions of notes receivable	—	—	(3,950)
Proceeds received from sale of note receivable	—	79,194	—
Acquisitions of hotel properties and other assets	(120,003)	(263,264)	(142,410)
Renovations and additions to hotel properties and other real estate	(109,321)	(100,400)	(56,984)
Payments for interest rate derivatives	—	(1,082)	—
Net cash used in investing activities	$(193,700)	$(249,119)	$(203,312)

Net cash used in investing activities was $193.7 million in 2012, as compared to $249.1 million in 2011, and $203.3 million in 2010. During 2012, we received total proceeds of $46.4 million from the sales of four hotels and an office building adjacent to one of the sold hotels, including $17.7 million for the Marriott Del Mar, $28.6 million from the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy, and an office building adjacent to the Marriott Troy, and an additional $37,000 from the sale of surplus FF&E. This cash inflow was offset by the following cash outflows: $10.7 million as we increased the balance in our restricted cash replacement reserve accounts; $120.0 million to acquire two hotels, including $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile, partially offset by $21,000 of unrestricted cash received upon acquisition and $90.3 million paid to acquire the Hilton Garden Inn Downtown/Magnificent Mile, partially offset by $11,000 of unrestricted cash received upon acquisition; and $109.3 million for renovations and additions to our portfolio.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash provided by financing activities was $30.2 million in 2012, as compared to net cash used of $32.8 million in 2011, and net cash provided of $82.6 million in 2010. Net cash provided by financing activities for 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $68.8 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility and $21.6 million of principal payments on our notes payable. In addition, we paid $4.6 million to repurchase a portion of our Senior Notes, $1.3 million in deferred financing costs to amend our credit facility, $29.7 million in preferred dividends to our stockholders, and $6.4 million in distributions to the non-controlling interests in our hotels.

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

Net cash provided by financing activities for 2010 consisted primarily of $190.6 million in net proceeds received from the issuance of common stock and $92.5 million in proceeds received from the new loan on the Hilton Times Square. These cash inflows were partially offset by $175.2 million of principal payments on our notes payable, including $83.0 million paid to release three hotels from a loan, $81.0 million to pay off the loan on the Hilton Times Square in connection with the refinance of the loan and $11.2 million of principal amortization. In addition, net cash provided by financing activities for 2010 includes $20.5 million of dividends paid to our stockholders, and $4.8 million in deferred financing costs paid in connection with our new credit facility and the refinancing of the Hilton Times Square loan.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense and dividends. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing our leverage. Our acquisitions of the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in June 2012 and July 2012, respectively, were consistent with this strategy. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. In February 2012, we repurchased $4.5 million in aggregate principal amount of our Senior Notes for $4.57 million, including $13,000 in interest, using our existing cash.  After the repurchase, such Senior Notes were cancelled.  We wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt. We repurchased the remaining $58.0 million balance of the Senior Notes at the first put date in January 2013 for $58.0 million plus $23,000 in accrued interest using our existing cash. After the repurchase, such Senior Notes were cancelled, leaving no amounts outstanding for the Senior Notes.

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

In September 2012, we completed the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and an office building adjacent to the Marriott Troy for a gross sales price of $105.0 million, including the buyer’s assumption of the three mortgages secured by the hotels totaling $75.6 million, and wrote off $0.1 million in related deferred financing fees.

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of December 31, 2012, we have $3.8 million in outstanding irrevocable letters of credit backed by the credit facility.

In January 2013, we completed the portfolio sale of the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester, the Residence Inn by Marriott Rochester and a commercial laundry facility located in Rochester, Minnesota for a gross sales price of $230.0 million. Concurrent with the portfolio sale, we defeased the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of approximately $30.0 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and wrote off $51,000 in related deferred financing fees.

Our 2011 debt activities involved our acquisitions of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, the JW Marriott New Orleans in February 2011, and a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. In connection with our purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square in January 2011, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. The new mortgage requires payments of interest only for the first 24 months of the term, and is subject to a 30-year amortization schedule. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash.

Our purchase of the JW Marriott New Orleans in February 2011 included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Concurrent with our acquisition in April 2011 of a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule. The joint venture also entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the mortgage at 3.75% until April 2013.

Regarding our 2010 debt activities, in February 2010, we elected to terminate our existing $80.0 million credit facility, and we wrote off $1.5 million in related deferred financing costs. The termination of the facility eliminated approximately $0.6 million in fees and associated costs per annum. In November 2010, we entered into a new $150.0 million senior corporate credit facility, which we later amended in September 2012.

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

As of December 31, 2012, we had $1.4 billion of debt, including $27.3 million in debt associated with our held for sale properties, $235.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2012, all of our outstanding debt had fixed interest rates, except the $234.7 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2013, and caps the 3-month LIBOR rate at 3.75%. We plan to purchase a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage in April upon the expiration of the current agreement. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of December 31, 2012, excluding debt on assets held for sale and the Senior Notes which were repurchased in January 2013, the weighted average term to maturity of our debt is approximately 5 years, and 68.2% of this debt is fixed rate with a weighted average interest rate of 5.6%. Including our variable-rate debt obligations based on the variable rates at December 31, 2012, the weighted average interest rate on this debt is 4.9%.

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

With respect to our Senior Notes, if the maturity dates of more than $300.0 million of our indebtedness were to be accelerated as the result of uncured defaults, either the trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes would have the right to declare the Senior Notes and any unpaid interest immediately due and payable. As of December 31, 2012, none of the maturity dates have been accelerated for any of our indebtedness. In January 2013, we repurchased the remaining $58.0 million balance of the Senior Notes at the first put date in January 2013. After the repurchase, such Senior Notes were cancelled, leaving no amounts outstanding for the Senior Notes.

Additionally, we may in the future seek to obtain mortgages on one or all of our unencumbered hotels which totaled 11 as of January 31, 2013 after our portfolio sale of four hotels in January 2013. All but two of the 11 unencumbered hotels are currently held by subsidiaries whose interests are pledged to our credit facility at December 31, 2012: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 11 hotels had an aggregate of 4,299 rooms as of December 31, 2012, and generated $247.1 million in revenue during 2012, including revenue generated prior to our ownership as applicable. Should we obtain secured financing on any or all of our 11 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of December 31, 2012, our unrestricted cash balance of $157.2 million exceeds all of our pending maturities through April 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2013 towards debt repayments and repurchases, selective acquisitions and capital investments in our portfolio. Our repurchase of the remaining $58.0 million balance of our Senior Notes in January 2013 is consistent with this strategy. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
			(in thousands)
Notes payable	$1,363,392	$76,726	$180,538	$673,809	$432,319
Notes payable on assets held for sale(1)	27,270	27,270	—	—	—
Interest obligations on notes payable (2)	302,238	64,801	123,530	68,120	45,787
Interest obligations on notes payable of assets held for sale (3)	127	127	—	—	—
Capital lease obligations	15,656	35	45	3	15,573
Interest obligations on capital leases	103,655	1,402	2,804	2,803	96,646
Operating lease obligations	547,340	10,105	20,383	23,587	493,265
Construction commitments	43,604	43,604	—	—	—
Employment obligations	1,008	914	94	—	—
Total	$2,404,290	$224,984	$327,394	$768,322	$1,083,590

(1)                                 Notes payable on assets held for sale includes debt secured by the Kahler Grand and the commercial laundry facility located in Rochester, Minnesota, which we have classified as held for sale as of December 31, 2012 and included in discontinued operations due to their sale in January 2013.

(2)                                 Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2012 and includes the effect of our interest rate derivative agreements.

(3)                                 Due to the January 2013 sale of the Kahler Grand and the commercial laundry facility located in Rochester, Minnesota, interest obligations on notes payable of assets held for sale includes interest obligations only through January 31, 2013.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $109.3 million in our portfolio during 2012. As of December 31, 2012, we have contractual construction commitments totaling $43.6 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2012, $47.2 million was held in FF&E reserve accounts for future capital expenditures at the 26 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenue is also impacted by the 13-fiscal period accounting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively,

“Marriott”). Beginning in 2013, Marriott, the third-party manager of 10 of our hotels will switch to a standard 12-month fiscal calendar, which will impact our seasonality by shifting the operating results for approximately 20 calendar days from the fourth quarter to the first three quarters. Revenues for our 26 hotel Comparable Portfolio by quarter for 2010, 2011 and 2012 were as follows (dollars in thousands):

Revenues	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010 Comparable Portfolio (1)	$163,897	$191,288	$179,349	$211,674	$746,208
2010 Revenues as a percentage of total	22.0%	25.6%	24.0%	28.4%	100.0%
2011 Comparable Portfolio (1)	$174,034	$205,817	$192,283	$225,322	$797,456
2011 Revenues as a percentage of total	21.8%	25.8%	24.1%	28.3%	100.0%
2012 Comparable Portfolio (1)	$183,805	$221,829	$204,361	$231,494	$841,489
2012 Revenues as a percentage of total	21.8%	26.4%	24.3%	27.5%	100.0%

(1)                  Includes all 26 hotel properties in which we have interests as of December 31, 2012. Also includes the following prior ownership results: the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2010 and 2011, and during the periods in 2012 before our acquisitions of the hotels; the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront for all of 2010 and during the periods in 2011 before our acquisitions of the hotels; and the Renaissance Westchester while it was held in receivership and reclassified to discontinued operations, prior to the Company’s reacquisition of the hotel in June 2010.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011 and 2012, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/ Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other investments are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

New Accounting Standards and Accounting Changes

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. We do not believe the adoption of ASU No. 2011-10 will have an effect on our historical financial statements.

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

As of December 31, 2012, excluding debt on assets held for sale and the Senior Notes which were repurchased in January 2013, interest payments on 68.2% of our debt are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.3 million based on the variable rates at December 31, 2012. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 59, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012 of Sunstone Hotel Investors, Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2013

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

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2012:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	2,178,185

(1)                  The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2012.

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

Item 14.                           Principal Accounting Fees and Services

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

10.10.1

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

10.12	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K filed by the Company on July 17, 2005).

10.12.1	Third Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on April 6, 2011).

Exhibit
Number	Description

10.13

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 6, 2010).

10.13.1

Amendment No. 1 to Employment Agreement, dated March 22, 2011, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on March 25, 2011).

10.13.2

Amendment No. 2 to Employment Agreement, dated November 7, 2011, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Kenneth E. Cruse (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on November 7, 2011).

10.14	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on August 7, 2012).

10.15

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 6, 2010).

10.16

Employment Agreement (including the Indemnification Agreement), dated as of February 14, 2011, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John Arabia (incorporated by reference to Exhibit 10.18 to Form 10-K filed by the Company on February 17, 2011).

10.17	Employment Offer Letter to Robert Springer, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 6, 2011).

10.17.1

Termination and Change in Control Agreement, dated as of April 14, 2011, between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on May 6, 2011).

10.18

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

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: February 25, 2013	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH M. LOCKER	Non-Executive Chairman	February 25, 2013
Keith M. Locker

/S/ KENNETH E. CRUSE	Director and Chief Executive Officer	February 25, 2013
Kenneth E. Cruse	(Principal Executive Officer)

/S/ ANDREW BATINOVICH	Director	February 25, 2013
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 25, 2013
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 25, 2013
Thomas A. Lewis, Jr.

/S/ DOUGLAS M. PASQUALE	Director	February 25, 2013
Douglas M. Pasquale

/S/ KEITH P. RUSSELL	Director	February 25, 2013
Keith P. Russell

/S/ LEWIS N. WOLFF	Director	February 25, 2013
Lewis N. Wolff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2013

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$157,217	$149,198
Restricted cash	78,394	55,359
Accounts receivable, net	27,498	29,677
Inventories	1,377	1,210
Prepaid expenses	10,739	9,834
Assets held for sale, net	132,335	279,945
Total current assets	407,560	525,223
Investment in hotel properties, net	2,681,877	2,532,232
Deferred financing fees, net	11,931	14,340
Goodwill	9,405	9,405
Other assets, net	25,902	20,040
Total assets	$3,136,675	$3,101,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,646	$24,848
Accrued payroll and employee benefits	23,734	20,727
Due to Third-Party Managers	3,663	3,378
Dividends payable	7,437	7,437
Other current liabilities	30,304	25,392
Current portion of notes payable	76,723	49,505
Notes payable of assets held for sale	27,270	153,587
Liabilities of assets held for sale	8,228	11,064
Total current liabilities	200,005	295,938
Notes payable, less current portion	1,286,666	1,367,385
Capital lease obligations, less current portion	15,621	—
Other liabilities	15,070	12,623
Total liabilities	1,517,362	1,675,946
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at December 31, 2012 and 2011, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, 7,050,000 shares issued and outstanding at December 31, 2012 and 2011, stated at liquidation preference of $25.00 per share	176,250	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2012 and 2011, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 135,237,438 shares issued and outstanding at December 31, 2012 and 117,265,090 shares issued and outstanding at December 31, 2011	1,352	1,173
Additional paid in capital	1,493,397	1,312,566
Retained earnings	158,376	110,580
Cumulative dividends	(475,144)	(445,396)
Accumulated other comprehensive loss	(5,335)	(4,916)
Total stockholders’ equity	1,463,896	1,265,257
Non-controlling interest in consolidated joint ventures	55,417	60,037
Total equity	1,519,313	1,325,294
Total liabilities and equity	$3,136,675	$3,101,240

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
REVENUES
Room	$576,146	$501,183	$351,039
Food and beverage	200,810	175,103	138,188
Other operating	52,128	45,508	26,373
Total revenues	829,084	721,794	515,600
OPERATING EXPENSES
Room	147,932	128,225	92,101
Food and beverage	139,106	126,139	98,889
Other operating	16,162	14,004	11,535
Advertising and promotion	42,474	37,226	27,326
Repairs and maintenance	32,042	29,067	22,608
Utilities	25,596	25,537	19,117
Franchise costs	30,067	25,595	18,032
Property tax, ground lease and insurance	66,830	58,010	35,280
Property general and administrative	94,642	85,293	61,753
Corporate overhead	24,316	25,453	21,751
Depreciation and amortization	130,907	113,708	79,633
Impairment loss	—	10,862	—
Total operating expenses	750,074	679,119	488,025
Operating income	79,010	42,675	27,575
Equity in earnings of unconsolidated joint ventures	—	21	555
Interest and other income	297	3,115	112
Interest expense	(76,821)	(74,195)	(58,931)
Loss on extinguishment of debt	(191)	—	—
Gain on remeasurement of equity interests	—	69,230	—
Income (loss) before income taxes and discontinued operations	2,295	40,846	(30,689)
Income tax provision	(1,148)	—	—
Income (loss) from continuing operations	1,147	40,846	(30,689)
Income from discontinued operations	48,410	40,453	69,231
NET INCOME	49,557	81,299	38,542
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	—
Distributions to non-controlling interest	(31)	(30)	—
Preferred stock dividends and accretion	(29,748)	(27,321)	(20,652)
Undistributed income allocated to unvested restricted stock compensation	(203)	(636)	(102)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	17,814	53,000	17,788

Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.24)	$0.11	$(0.52)
Income from discontinued operations	0.38	0.34	0.70
Basic and diluted income available to common stockholders per common share	$0.14	$0.45	$0.18
Basic and diluted weighted average common shares outstanding	127,027	117,206	99,709

Other comprehensive income (loss):
Pension liability adjustment	(419)	(1,779)	(156)
Comprehensive income available to common stockholders	$17,395	$51,221	$17,632

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock									Accumulated	Non-Controlling Interest in
	Series A		Series D		Common Stock		Additional	Retained		Other	Consolidated
	Number of		Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Ventures	Total
Balance at December 31, 2009	7,050,000	$176,250	—	$—	96,904,075	$969	$1,119,005	$(8,949)	$(397,527)	$(2,981)	$—	$886,767
Net proceeds from sale of common stock	—	—	—	—	19,500,000	195	190,447	—	—	—	—	190,642
Vesting of restricted common stock	—	—	—	—	546,429	6	4,150	—	—	—	—	4,156
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Accretion of discount on Series C preferred stock	—	—	—	—	—	—	(104)	—	—	—	—	(104)
Net income	—	—	—	—	—	—	—	38,542	—	—	—	38,542
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(156)	—	(156)

	Preferred Stock									Accumulated	Non-Controlling Interest in
	Series A		Series D		Common Stock		Additional	Retained		Other	Consolidated
	Number of		Number of		Number of		Paid in	Earnings	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Dividends	Loss	Ventures	Total
Balance at December 31, 2010	7,050,000	$176,250	—	$—	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$—	$1,099,299
Net proceeds from sale of preferred stock	—	—	4,600,000	115,000	—	—	(4,052)	—	—	—	—	110,948
Vesting of restricted common stock	—	—	—	—	314,586	3	3,120	—	—	—	—	3,123
Non-controlling interest assumed at acquisition	—	—	—	—	—	—	—	—	—	—	61,067	61,067
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,342)	(1,342)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $1.472222 per share	—	—	—	—	—	—	—	—	(6,773)	—	—	(6,773)
Net income	—	—	—	—	—	—	—	80,987	—	—	312	81,299
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(1,779)	—	(1,779)
Balance at December 31, 2011	7,050,000	176,250	4,600,000	115,000	117,265,090	1,173	1,312,566	110,580	(445,396)	(4,916)	60,037	1,325,294
Net proceeds from sale of common stock	—	—	—	—	12,143,273	121	126,058	—	—	—	—	126,179
Issuance of common stock in connection with hotel acquisition, net	—	—	—	—	5,454,164	55	51,008	—	—	—	—	51,063
Vesting of restricted common stock	—	—	—	—	374,911	3	3,765	—	—	—	—	3,768
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(6,381)	(6,381)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	47,796	—	—	1,761	49,557
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(419)	—	(419)
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,376	$(475,144)	$(5,335)	$55,417	$1,519,313

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	49,557	$81,299	$38,542
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	410	630	89
(Gain) loss on sales of hotel properties and other assets, net	(38,274)	(14,995)	382
(Gain) loss on extinguishment of debt	191	(18,145)	(86,235)
Gain on remeasurement of equity interests	—	(69,230)	—
Loss on derivatives	406	2,655	—
Depreciation	128,206	118,834	100,670
Amortization of franchise fees and other intangibles	20,198	15,069	543
Amortization and write-off of deferred financing fees	3,952	3,305	3,623
Amortization of loan discounts	1,058	1,062	996
Amortization of deferred stock compensation	3,466	2,745	3,942
Impairment loss	—	12,357	1,943
Equity in earnings of unconsolidated joint ventures	—	(21)	(555)
Changes in operating assets and liabilities:
Restricted cash	(249)	13,322	(19,234)
Accounts receivable	4,587	(4,123)	4,287
Inventories	(271)	(316)	(163)
Prepaid expenses and other assets	(7,906)	2,558	(4,494)
Accounts payable and other liabilities	2,279	5,422	(1,301)
Accrued payroll and employee benefits	2,683	2,424	3,829
Due to Third-Party Managers	300	(404)	(2,449)
Discontinued operations	903	730	(78)
Net cash provided by operating activities	171,496	155,178	44,337
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	46,367	44,576	63
Cash received from unconsolidated joint venture	—	—	900
Restricted cash — replacement reserve	(10,743)	(8,143)	(931)
Acquisitions of notes receivable	—	—	(3,950)
Proceeds received from sale of note receivable	—	79,194	—
Acquisitions of hotel properties and other assets	(120,003)	(263,264)	(142,410)
Renovations and additions to hotel properties and other real estate	(109,321)	(100,400)	(56,984)
Payments for interest rate derivatives	—	(1,082)	—
Net cash used in investing activities	(193,700)	(249,119)	(203,312)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	—	115,000	—
Payment of preferred stock offering costs	—	(4,052)	—
Proceeds from common stock offering	126,533	—	199,875
Payment of common stock offering costs	(451)	—	(9,233)
Proceeds from notes payable and credit facility	15,000	460,000	92,500
Payments on notes payable and credit facility	(68,828)	(568,308)	(175,175)
Payments for repurchases of notes payable and related costs	(4,570)	—	—
Payments of deferred financing costs	(1,332)	(9,049)	(4,788)
Dividends paid	(29,748)	(25,021)	(20,548)
Distributions to non-controlling interests	(6,381)	(1,342)	—
Net cash provided by (used in) financing activities	30,223	(32,772)	82,631
Net increase (decrease) in cash and cash equivalents	8,019	(126,713)	(76,344)
Cash and cash equivalents, beginning of year	149,198	275,911	352,255
Cash and cash equivalents, end of year	$157,217	$149,198	$275,911

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$78,234	$76,015	$65,780
Cash paid for income taxes	$1,023	$—	$—
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$5,897	$8,304	$8,739
Amortization of deferred stock compensation — construction activities	$302	$376	$182
Amortization of deferred stock compensation — unconsolidated joint venture	$—	$2	$32
NONCASH FINANCING ACTIVITY
Issuance of note receivable	$—	$90,000	$—
Issuance of common stock in connection with acquisition of hotel property	51,160	$—	$—
Assignment of debt in connection with dispositions of hotel properties	$(122,622)	$(11,532)	$—
Assumption of debt in connection with acquisitions of hotel properties	$—	$545,952	$—
Dividends payable	$7,437	$7,437	$5,137

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2012, the Company had interests in 30 hotels, including four hotels classified as held for sale and included in discontinued operations due to their sale in January 2013, leaving 26 hotels held for investment (the “26 hotels”). The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 10 of the Company’s 26 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of six of the Company’s 26 hotels; Highgate Hotels L.P. and an affiliate, manager of three of the Company’s 26 hotels; Davidson Hotels & Resorts and Hilton Worldwide, each a manager of two of the Company’s 26 hotels; and Crestline Hotels & Resorts, Fairmont Hotels & Resorts (U.S.) and Hyatt Corporation each a manager of one of the Company’s 26 hotels.  In addition, as of December 31, 2012 the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment, and a commercial laundry facility located in Rochester, Minnesota. The Company has classified the commercial laundry facility as held for sale and included the property in discontinued operations as of December 31, 2012 due to its sale in January 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both December 31, 2012 and 2011 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income are based on results reported to the Company by its hotel managers. These hotel managers use different reporting periods. Marriott uses a fiscal year ending on the Friday closest to December 31, and reports twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. The Company’s other hotel managers report operations on a standard monthly calendar. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter. The Company’s 2011 results of operations for the Marriott-managed hotels include results from January 1 through March 25 for the first quarter, March 26 through June 17 for the second quarter, June 18 through September 9 for the third quarter, and September 10 through December 30 for the fourth quarter. The Company’s 2010 results of operations for the Marriott-managed hotels include results from January 2 through March 26 for the first quarter, March 27 through June 18 for the second quarter, June 19 through September 10 for the third quarter, and September 11 through December 31 for the fourth quarter. Beginning in 2013, Marriott will report operations on a standard monthly calendar basis.

The Company estimates that Marriott’s fiscal calendar had the following effects on the Company’s total revenue and net income based on the average daily revenues and income generated by its Marriott hotels during the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	2012 (1)	2011 (1)	2010 (1)
Total revenue	$(1,251)	$(1,048)	$(495)
Net income	$(328)	$(273)	$(126)

(1)         Reductions in total revenue and net income based on the Marriott fiscal calendars for 2012 (363 days), 2011 (364 days) and 2010 (364 days) versus a standard 365 day year.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2012 and 2011, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both December 31, 2012 and 2011.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012 and 2011, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Investments In Hotel Properties and Other Real Estate

Hotel properties and other real estate investments are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. Intangible assets are amortized using the straight-line method over their estimated useful life or over the length of the related agreement, whichever is shorter.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from six to 27 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2012, the Company did not identify any properties or other assets with indicators of impairment. In 2011, the Company did not recognize any impairments on its hotel properties, but did recognize a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. In 2010, the Company recognized an impairment of $1.9 million to impairment loss on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the possible sale of this property. This property was ultimately sold in September 2012. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other real estate are recoverable at December 31, 2012.

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

During 2012, the Company incurred and paid deferred financing fees of $1.3 million related to an amendment of its credit facility. During 2011, approximately $9.0 million of deferred financing fees were incurred and paid related to the Company’s assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these hotels, the issuance of a note payable to the Company’s Hilton San Diego Bayfront joint venture, the refinancing of debt secured by the Doubletree Guest Suites Times Square, as well as costs related to the Company’s credit facility.

During 2012, the Company wrote-off $0.2 million in deferred financing fees related to its sales of the Marriott Del Mar, the Doubletree Guest Suites Minneapolis, the Hilton Del Mar and the Marriott Troy, along with its repayment of the non-recourse mortgage secured by the Renaissance Long Beach. During 2011, the Company wrote-off  $0.1 million in deferred financing fees related to its sale of the Valley River Inn, along with its refinancing of debt secured by the Doubletree Guest Suites Times Square. During 2010, the Company wrote-off $1.5 million in deferred financing fees related to the termination of the Company’s credit facility, and $0.1 million related to the release of three hotels from a non-recourse mortgage.

Total amortization and write-off of deferred financing fees for 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Continuing operations:
Amortization of deferred financing fees	$3,690	$3,138	$1,457
Write-off of deferred financing fees	3	21	1,462
Total deferred financing fees — continuing operations	3,693	3,159	2,919
Discontinued operations:
Amortization of deferred financing fees	74	104	581
Write-off of deferred financing fees	185	42	123
Total deferred financing fees — discontinued operations	259	146	704
Total amortization and write-off of deferred financing fees	$3,952	$3,305	$3,623

Goodwill and BuyEfficient Intangibles

The Company follows the requirements of the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to hotel properties and other assets is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property or other asset (the reporting unit) including the allocated goodwill to the fair value determined for that reporting unit (see Fair Value of Financial Instruments for detail on the Company’s valuation methodology). If the aggregate carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

During 2011, the Company recorded goodwill of $8.4 million related to its purchase of the outside 50.0% equity interest in its BuyEfficient joint venture.

Based on its annual impairment evaluations for both 2012 and 2011, the Company determined that no adjustments to its goodwill were required.

As of December 31, 2012 and 2011, goodwill consisted of the following (in thousands):

	2012	2011
Balance at beginning of year (1)	$9,405	$990
Purchase of outside 50.0% equity interest in BuyEfficient	—	8,415
Balance at end of year (1)	$9,405	$9,405

(1)         Assets held for sale, net includes goodwill of $3.7 million as of both December 31, 2012 and 2011 related to hotels that the Company sold in January 2013.

The Company’s other assets, net includes BuyEfficient’s intangibles related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives of between seven to 20 years.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straight-line basis over the estimated useful lives ranging from three to 12 years. The Company includes property and equipment, net of related accumulated depreciation, in its other assets, net on the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

As of December 31, 2012 and 2011, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 6, during 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square,  the JW Marriott New Orleans, a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $48,000 and $0.4 million as of December 31, 2012 and 2011, respectively. The interest rate cap agreements are included in other assets, net, in the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.6 million as of both December 31, 2012 and 2011. The interest rate swap agreement is included in other liabilities in the accompanying consolidated balance sheets.

The Company is responsible for paying the premiums, if any, for a $5.0 million split life insurance policy for its former Chairman and Chief Executive Officer, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.5 million and $1.9 million as of December 31, 2012 and 2011, respectively. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a Retirement Benefit Agreement. The Company has valued the Retirement Benefit Agreement using Level 2 measurements at $1.5 million and $1.7 million as of December 31, 2012 and 2011, respectively. The agreement calls for the balance of the Retirement Benefit Agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company has paid Mr. Alter a total of $0.4 million through December 31, 2012, which was reimbursed to the Company using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during 2012. In 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. Also in 2011, the Company recognized a $10.9 million impairment on the $90.0 million mortgage-secured purchase money loan received from the buyer of the Royal Palm Miami Beach (the “Royal Palm note”) due to its sale in October 2011. In 2010, the Company recognized a $1.9 million impairment on an office building and land adjacent to one of its hotels based on estimated proceeds expected to be received from the potential sale of this property. The Company ultimately sold this property in September 2012.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment in 2012, 2011 or 2010.

As of December 31, 2012 and 2011, 69.6% and 70.5%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.4 billion as of both December 31, 2012 and 2011. Using Level 3 measurements, including the Company’s weighted average cost of debt of 5.5% as of December 31, 2012, and between 6.0% and 7.0% as of December 31, 2011, the Company estimates that the fair market value of its debt included in continuing operations totaled $1.3 billion and $1.4 billion as of December 31, 2012 and 2011, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2012:
Interest rate cap derivative agreements	$48	$—	$48	$—
Life insurance policy	1,494	—	1,494	—

Total assets at December 31, 2012	$1,542	$—	$1,542	$—

December 31, 2011:
Interest rate cap derivative agreements	$386	$—	$386	$—
Life insurance policy	1,877	—	1,877	—

Total assets at December 31, 2011	$2,263	$—	$2,263	$—

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2012:
Interest rate swap derivative agreement	$1,636	$—	$1,636	$—
Retirement benefit agreement	1,494	—	1,494	—

Total liabilities at December 31, 2012	$3,130	$—	$3,130	$—

December 31, 2011:
Interest rate swap derivative agreement	$1,567	$—	$1,567	$—
Retirement benefit agreement	1,687	—	1,687	—

Total liabilities at December 31, 2011	$3,254	$—	$3,254	$—

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Gains:
Investment in unconsolidated joint ventures (1)	$—	$69,230	$—

Impairment charges:
Other assets, net (2)	—	(10,862)	—
Assets held for sale, net (3)	—	(1,495)	(1,943)
Total impairment charges	—	(12,357)	(1,943)

Total Level 3 measurement charges included in earnings	$—	$56,873	$(1,943)

(1)         Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

(2)         Includes the impairment loss recorded by the Company on the Royal Palm note due to the note’s sale in October 2011.

(3)         Includes the $1.5 million impairment loss recorded on a commercial laundry facility in Salt Lake City, Utah which the Company sold in July 2011, and the $1.9 million impairment loss on an office building and land adjacent to one of the Company’s hotels, which the Company sold in September 2012.

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

Other operating revenue consists of revenue derived from incidental hotel services such as telephone, transportation, parking, spa, entertainment and other guest services, along with sublease revenues relating to the restaurants and retail shops. Other operating revenue also includes revenue generated by BuyEfficient subsequent to the Company’s acquisition of the outside 50.0% equity interest in BuyEfficient in January 2011. Revenues from incidental hotel services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for advertising and reservation systems under the terms of the hotel franchise and brand management agreements and general and administrative expenses that are directly attributable to advertising and promotions.

Income Taxes

The Company has elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

With respect to taxable subsidiaries, the Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Income Taxes Topic of the FASB ASC addresses how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Undistributed earnings representing nonforfeitable dividends of $0.2 million, $0.6 million and $0.1 million were allocated to the participating securities for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Numerator:
Net income	$49,557	$81,299	$38,542
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	—
Distributions to non-controlling interest	(31)	(30)	—
Preferred stock dividends and accretion	(29,748)	(27,321)	(20,652)
Undistributed income allocated to unvested restricted stock compensation	(203)	(636)	(102)
Numerator for basic and diluted earnings available to common stockholders	$17,814	$53,000	$17,788
Denominator:
Weighted average basic and diluted common shares outstanding	127,027	117,206	99,709

Basic and diluted earnings available to common stockholders per common share	$0.14	$0.45	$0.18

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2012, 2011 and 2010, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not believe the adoption of ASU No. 2011-10 will have an effect on its historical financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$260,939	$246,900
Buildings and improvements	2,541,024	2,345,229
Furniture, fixtures and equipment	329,770	293,557
Intangibles	167,467	162,267
Franchise fees	1,261	878
Construction in process	48,388	16,418
	3,348,849	3,065,249
Accumulated depreciation and amortization	(666,972)	(533,017)
	$2,681,877	$2,532,232

Acquisitions

On June 4, 2012, the Company purchased the leasehold interest in the 417-room Wyndham Chicago for a contractual purchase price of $88.425 million. The Company funded the acquisition with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of the Company’s common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of the Company’s common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wyndham stock consideration. The Company prepared the registration statement on Form S-3, which was filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Immediately upon acquisition, the Company rebranded the hotel the Hyatt Chicago Magnificent Mile. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets and liabilities, obligations under capital lease and the Company’s common stock. During 2012, the Company incurred acquisition-related costs of $1.3 million, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Hyatt Chicago Magnificent Mile have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of June 4, 2012 through the year ended December 31, 2012.

On July 19, 2012, the Company purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile for a net purchase price of $90.3 million, including $1.45 million of proration credits. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.7 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Hilton Garden Inn Chicago Downtown/Magnificent Mile have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of July 19, 2012 through the year ended December 31, 2012.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile were allocated based on independent third-party analyses. The amounts allocated to both investment in hotel properties and other current liabilities have increased by $1.2 million from the amounts disclosed in the Company’s quarterly reports on Form 10-Q for the periods ended June 30, 2012 and September 30, 2012 due to additional information obtained by the Company related to prior year real estate taxes which the Company has agreed to pay on behalf of the seller of one of the hotels. The following table summarizes the fair values of assets acquired and liabilities assumed in both of these acquisitions (in thousands):

Assets:
Investment in hotel properties (1)	$189,912
Cash	32
Accounts receivable	1,190
Other assets	176

Total assets acquired	191,310

Liabilities:
Capital lease obligation (2)	15,579
Other current liabilities	4,536

Total liabilities acquired	20,115

Stockholders’ equity (3)	51,160

Total cash paid for acquisition	$120,035

(1)         Investment in hotel properties was allocated to land ($14.0 million), buildings and improvements ($158.3 million), furniture, fixtures and equipment ($12.2 million), intangibles ($5.2 million) related to advanced bookings, a below-market tenant lease and a below-market management agreement, and franchise fees ($0.2 million) related to a franchise agreement. Details of the intangibles and the franchise agreement are as follows (in thousands):

	Value At Acquisition	Expected Life at Acquisition
Advanced bookings	$2,630	6 months to 17.5 months
Below-market tenant lease	(280)	20 years
Below-market management agreement	2,850	5 years — 10.5 years
Franchise agreement	168	14.5 years

Total intangibles and franchise fees related to 2012 acquisitions	5,368
Accumulated amortization	(2,222)
	$3,146

The Hyatt Chicago Magnificent Mile is subject to a building lease, which the Company determined should be accounted for as a capital lease. Accordingly, at the date of acquisition in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million which has been allocated to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the then remaining term of 85.6 years. The capital asset, net of accumulated depreciation of $0.9 million for the year ended December 31, 2012 is included in investment in hotel properties, net, in the accompanying consolidated balance sheet as of December 31, 2012.

(2)         The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 14). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. At acquisition, the fair value of the remaining rent payments of $15.6 million was recorded as a capital lease obligation. The current portion of this obligation is included in accounts payable and accrued expenses, and the long-term portion of this obligation, net of amortization, is included in capital lease obligations, less current portion in the accompanying consolidated balance sheet as of December 31, 2012.

(3)         In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Wyndham stock consideration was recorded by the Company based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012.

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The purchase price included $13.0 million of unrestricted cash held on the partnership’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $2.5 million during the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of January 14, 2011 through the year ended December 31, 2012. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $31,000 and $30,000 during the years ended December 31, 2012 and 2011, respectively, and are included in distributions to non-controlling interest on the Company’s consolidated statements of operations and comprehensive income.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company recognized acquisition-related costs of $0.4 million during the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the JW Marriott New Orleans have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of February 15, 2011 through Marriott’s year ended December 28, 2012.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. The purchase price included $3.7 million of unrestricted cash held on the joint venture’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.5 million for the year ended December 31, 2011, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Hilton San Diego Bayfront have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of April 15, 2011 through the year ended December 31, 2012. The remaining 25.0% interest in the joint venture continues to be owned by Hilton Worldwide, and is included in non-controlling interest in consolidated joint ventures on the Company’s consolidated balance sheets and in income from consolidated joint venture attributable to non-controlling interest in the Company’s consolidated statements of operations and comprehensive income.

Acquired properties are included in the Company’s results of operations and comprehensive income from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hyatt Chicago Magnificent Mile in June 2012, the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011 and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront in April 2011, along with the reacquisition of the Renaissance Westchester in June 2010, had occurred on January 1, 2010. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2012	2011	2010
Revenues	$847,483	$873,505	$810,807

Income available (loss attributable) to common stockholders from continuing operations	$635	$50,824	$(12,294)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$(0.24)	$0.19	$(0.33)

For the year ended December 31, 2012, the Company included $27.7 million of revenues, and a net loss of $1.1 million in its consolidated statements of operations and comprehensive income related to the Company’s 2012 acquisitions. For the year ended December 31, 2011, the Company included $169.1 million of revenues, and a net loss of $0.5 million in its consolidated statements of operations and comprehensive income related to the Company’s 2011 acquisitions.

Intangible Assets

As of December 31, 2012 and 2011, intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	2012	2011
Contractual advance hotel bookings (1)	$28,740	$26,110
Easement agreement (2)	9,727	9,727
Ground/air lease agreements (3)	121,850	121,850
In-place lease agreements (4)	4,300	4,580
Below-market management agreement (5)	2,850	—
	167,467	162,267
Accumulated amortization	(34,978)	(15,487)
	$132,489	$146,780

Amortization expense on these intangible assets for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Contractual advance hotel bookings (1)	$14,824	$9,988	$—
Ground/air lease agreements (3)	4,113	3,978	255
In-place lease agreements (4)	342	299	—
Below-market management agreement (5)	212	—	—
	$19,491	$14,265	$255

(1)         Contractual advance hotel bookings consist of advance deposits related to the purchases of Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Downtown/Magnificent Mile, the Doubletree Guest Suites Times Square, the JW Marriott New Orleans & the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. The contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected. The contractual advance hotel bookings will be fully amortized by December 31, 2013.

(2)         The Easement agreement at the Hilton Times Square was valued at fair value at the date of acquisition. The Hilton Times Square easement agreement has an indefinite useful life, and, therefore, is not amortized. This non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

(3)         Ground/air lease agreements at the Hilton Times Square, the Doubletree Guest Suites Times Square and the JW Marriott New Orleans were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately 24 and 78 years as of December 31, 2012.

(4)         In-place lease agreements at the Hilton Garden Inn Downtown/Magnificent Mile, Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately six and 19 years as of December 31, 2012.

(5)         The below-market management agreement at the Hilton Garden Inn Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straight-line method over the remaining non-cancelable terms of the two components, approximately 5 and 10 years each as of December 31, 2012.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows, (in thousands):

2013	$8,845
2014	$4,917
2015	$4,917
2016	$4,917
2017	$4,747

4. Discontinued Operations

During 2012, the Company sold four hotels and an office building adjacent to one of the sold hotels. In addition, the Company classified four hotels and a commercial laundry facility as held for sale as of December 31, 2012 due to their sale in January 2013. In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for the first eight months of 2012, as well as for the years ended December 31, 2011 and 2010 to discontinued operations on its consolidated statements of operations and comprehensive income.

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a gain on the sale of $12.7 million. In addition, the Company wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels. The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and the office building to discontinued operations for the first nine months of 2012, as well as for the years ended December 31, 2011 and 2010 on its consolidated statements of operations and comprehensive income.

In December 2012, the Company classified the Kahler Grand, Kahler Inn & Suites, Marriott Rochester, Residence Inn by Marriott Rochester, and a commercial laundry facility, all located in Rochester, Minnesota, as held for sale due to their sale in January 2013. The Company expects no significant continuing involvement with any of the properties. As such, the Company reclassified the hotels’ and laundry’s assets and liabilities as of December 31, 2012 and 2011 (including debt secured by the Kahler Grand and the commercial laundry facility which totaled $27.3 million and $29.0 million as of December 31, 2012 and 2011, respectively) to discontinued operations on its consolidated balance sheets, and reclassified the hotels’ and laundry’s results of operations for the years ended December 31, 2012, 2011 and 2010 to discontinued operations on its consolidated statements of operations and comprehensive income.

During 2011, the Company sold two hotels and a commercial laundry facility. In April 2011, the Company sold the Royal Palm Miami Beach hotel for net proceeds of $129.8 million, including $39.8 million in cash and the $90.0 million Royal Palm note, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the first four months of 2011, as well as for the period that it owned the hotel during 2010, to discontinued operations on its consolidated statements of operations and comprehensive income. The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain return hurdles.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the first seven months of 2011, as well as for the year ended December 31, 2010 to discontinued operations on its consolidated statements of operations and comprehensive income.

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the first 10 months of 2011, as well as for the year ended December 31, 2010 to discontinued operations on its consolidated statements of operations and comprehensive income.

The Company did not sell any hotels during 2010, but did, however, complete the disposal of 11 hotels pursuant to its secured debt restructuring program, which the Company initiated in 2009: W San Diego; Renaissance Westchester; Marriott Ontario Airport; and the “Mass Mutual eight” (Renaissance Atlanta Concourse, Hilton Huntington, Residence Inn by Marriott Manhattan Beach, Marriott Provo, Courtyard by Marriott San Diego (Old Town), Holiday Inn Downtown San Diego, Holiday Inn Express San Diego (Old Town), and Marriott Salt Lake City (University Park)). The Company reclassified the results of operations for all 11 of these hotels beginning in 2009 to discontinued operations on its consolidated statements of operations and comprehensive income. During 2010, the Company deeded back or sold to the receiver 10 of these hotels, resulting in the cancellation of $253.5 million in debt. The Company recorded a total of $79.5 million to gain on extinguishment of debt, which was included in discontinued operations. Additional gain of $18.1 million was deferred until 2011 when all significant contingencies related to the disposed hotels were resolved. In addition, during 2010 the Company deeded back the Renaissance Westchester, and subsequently reacquired the hotel from the lender during the same month. The $29.2 million non-recourse mortgage secured by the Renaissance Westchester was cancelled, and the Company recorded a gain on extinguishment of debt of $6.7 million to discontinued operations.

The following sets forth the discontinued operations for the years ended December 31, 2012, 2011 and 2010 for the four hotels and the commercial laundry facility held for sale as of December 31, 2012, the four hotels and the office building sold in 2012, the two hotel properties and the commercial laundry facility sold in 2011, the 10 hotel properties deeded back to lenders or sold by the receiver during 2010, and the Renaissance Westchester held in receivership until its reacquisition by the Company in June 2010, which all met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB ASC (in thousands):

	2012	2011	2010
Operating revenues	$100,861	$130,997	$198,595
Operating expenses	(71,089)	(96,581)	(163,286)
Interest expense	(6,490)	(9,337)	(29,071)
Depreciation and amortization expense	(13,164)	(16,188)	(21,299)
Impairment loss	—	(1,495)	(1,943)
Gain on extinguishment of debt	—	18,145	86,235
Gain on sale of hotels and other assets, net	38,292	14,912	—
Income from discontinued operations	$48,410	$40,453	$69,231

5. Investments in Unconsolidated Joint Ventures

In December 2006, the Company entered into a joint venture agreement to obtain a 38.0% interest in the Doubletree Guest Suites Times Square located in New York City, New York. The Company accounted for its ownership interest in the hotel using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture, and, as a result, became the sole owner of the entity that owns the hotel. In conjunction with this purchase, the Company recognized a gain of $30.1 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value, and a gain of $30.4 million on the remeasurement of the Company’s investment in a $30.0 million, 8.5% mezzanine loan secured by the hotel which it purchased in April 2010 to its fair market value. Subsequent to this acquisition, the Company has consolidated the results of operations of the Doubletree Guest Suites Times Square with its continuing operations, and the mezzanine loan was eliminated in consolidation on the Company’s balance sheet until the mezzanine loan was satisfied in conjunction with the Company’s refinancing of the debt secured by the Doubletree Guest Suites Times Square in October 2011.

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. During 2010, the Company received $0.9 million in distributions from its BuyEfficient joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient for $9.0 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2012 and 2011), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is now the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

6. Interest Rate Derivative Agreements

At December 31, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement was purchased in connection with the Company’s acquisition of the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s existing construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel which bears a floating rate of interest of 3-month LIBOR plus 325 basis points. The Company paid $0.1 million for this interest rate cap agreement. The notional amount of the related debt totaled $120.0 million at December 31, 2012. The interest rate cap strike rate is 3.75%, and the maturity date is in April 2013. The second interest rate cap agreement was acquired in connection with the Company’s refinancing of debt secured by the Doubletree Guest Suites Times Square. The Company’s purchase of the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture in January 2011 included the assumption of $270.0 million of non-recourse senior mortgage and mezzanine debt with a blended interest rate of 3-month LIBOR plus 115 basis points, along with an interest rate cap agreement which the Company valued at $0.1 million at the acquisition date. The Company refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. In conjunction with this refinancing, the Company entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. The Company paid $0.9 million for this interest rate cap agreement. The notional amount of the related debt totaled $180.0 million at December 31, 2012.

The interest rate swap agreement was acquired in connection with the Company’s purchase of the JW Marriott New Orleans, which included the assumption of $42.2 million of floating rate debt which was swapped to a fixed rate of 5.45%. The Company valued this interest rate swap agreement as an asset of $0.3 million at the acquisition date. The notional amount of the related debt totaled $40.7 million as of December 31, 2012. The interest rate swap agreement fixes the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net losses of $0.4 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively, which have been reflected as increases in interest expense for 2012 and 2011. As of December 31, 2012 and 2011, the fair values of the interest rate cap agreements totaled an asset of $48,000 and $0.4 million, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.6 million as of both December 31, 2012 and 2011, and is included in other liabilities on the Company’s consolidated balance sheets.

7. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2012	2011
Property and equipment, net	$2,529	$2,318
Land held for development	188	188
Intangibles, net	7,877	8,476
Interest rate cap derivative agreements	48	386
Cash trap receivables	8,208	—
Notes receivable	—	394
Other receivables	4,130	4,931
Other	2,922	3,347
	$25,902	$20,040

As of December 31, 2012 and 2011, property and equipment, net consisted of the following (in thousands):

	2012	2011
Cost basis	$10,153	$9,380
Accumulated depreciation	(7,624)	(7,062)
Property and equipment, net	$2,529	$2,318

Due to the purchase of the outside 50.0% equity interest in its BuyEfficient joint venture (see Footnote 5), the Company’s other assets, net as of December 31, 2012 and 2011, include BuyEfficient’s intangible assets totaling $7.9 million and $8.5 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over the remaining useful lives, which range from between approximately five and 18 years as of December 31, 2012. Accumulated amortization totaled $1.2 million and $0.6 million at December 31, 2012 and 2011, respectively. Amortization expense totaled $0.6 million for both of the years ended December 31, 2012 and 2011, and will total $0.6 million for each of the next five years.

In conjunction with the Company’s 2012 sales of the Marriott Del Mar, the Hilton Del Mar and the Marriott Troy, the mortgages secured by these hotels were assumed by the buyers of the hotels. These mortgages contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of the three hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to the Company only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. As of December 31, 2012, a total of $8.2 million of the Company’s cash was held by the lenders of these three hotels. The cash will be returned to the Company once the lenders release the cash to the buyers, which is expected to occur within the near term.

In April 2010, the Company paid $250,000 to purchase one-half of a $5.0 million 8.075% subordinate note maturing in November 2010 secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. In November 2010, the Company purchased the remaining half of the Twelve Atlantic Station subordinate note for an additional $250,000. In November 2010, the subordinate note was modified to provide for monthly interest only payments of 3.5%, with the remaining interest due at maturity, and the maturity date was extended to November 2012. As the subordinate note was in default, the borrower was required to bring the subordinate note current. Since the purchase date in April 2010, the Company has accounted for the subordinate note using the cost recovery method as the Company did not consider the expected cash flows from the loan to be reasonably probable and estimable. The Company received $0.2 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, which were applied to the subordinate note’s principal balance in accordance with the cost recovery method. As of December 31, 2012, the subordinate note was again in default, and the Company recorded a reserve for the remaining $0.2 million balance to bad debt expense, which is classified in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The Company is currently working with the borrower and the special servicer to bring the note current, at which time the Company may reverse the bad debt expense recorded in 2012.

8. Due to Third-Party Managers, Other Current Liabilities and Other Liabilities

Due to Third-Party Managers

IHR manages six of the Company’s 26 hotels as of December 31, 2012. The following amounts make up the net liability owed to IHR in regards to these six hotels (in thousands):

	December 31,
	2012	2011
Accrued payroll and employee benefits	$3,004	$2,367
Workers’ compensation	530	896
Management fees payable	129	115
	$3,663	$3,378

Liabilities of assets held for sale includes $6.3 million and $5.8 million due to IHR as of December 31, 2012 and 2011, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Property, sales, and use taxes payable	$13,379	$8,674
Accrued interest	4,901	4,885
Advance deposits	6,938	4,908
Management fees payable	2,217	2,976
Other	2,869	3,949
	$30,304	$25,392

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Interest rate swap derivative agreement	$1,636	$1,567
Deferred revenue	1,089	1,191
Deferred rent	9,459	6,684
Other	2,886	3,181
	$15,070	$12,623

9. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2012	2011
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 6.60%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 13 and 14 hotel properties as of December 31, 2012, and 2011, respectively.	$890,668	$937,719
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	234,724	237,806
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. The notes are guaranteed by the Company and certain of its subsidiaries.	58,000	62,500
	1,363,392	1,418,025
Less: discount on Senior Notes	(3)	(1,135)
	1,363,389	1,416,890
Less: current portion	(76,723)	(49,505)
	$1,286,666	$1,367,385

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

In September 2012, the buyer of the portfolio that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and an office building adjacent to the Marriott Troy assumed $75.6 million in existing mortgages secured by the three hotels in the portfolio, and the Company wrote off $0.1 million in related deferred financing fees.

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

In February 2011, the Company purchased the JW Marriott New Orleans, and assumed a $42.2 million floating-rate, non-recourse senior mortgage secured by the hotel. The mortgage, which matures in September 2015, was swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

In April 2011, the Company acquired a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront. Concurrent with the acquisition, the joint venture replaced the hotel’s $233.8 million construction loan (which was scheduled to mature in April 2011) with a new $240.0 million mortgage secured by the hotel. The new mortgage bears a floating interest rate of 3-month LIBOR plus 325 basis points, matures in April 2016, and is subject to a 30-year amortization schedule.

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

As of December 31, 2012 and 2011, the Company had $58.0 million and $62.5 million, respectively, in outstanding Senior Notes, which have a maturity date of July 2027 and a stated interest rate of 4.60%. The Company follows the requirements of the Debt Topic of the FASB ASC which states that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate at the time of issuance. As a result, the liability component is recorded at a discount reflecting its below market interest rate. The liability component is subsequently accreted to its par value over its expected life based on a rate of interest that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance, and is reflected in the results of operations as interest expense. Under the guidelines of the Debt Topic of the FASB ASC, the implicit interest rate for the Senior Notes is 6.5% based on the Company’s non-convertible debt borrowing rate at the time of issuance. Interest expense included accretion of the Senior Notes of $1.1 million for the both of the years ended December 31, 2012 and 2011, and $1.0 million for the year ended December 31, 2010. The Company did not have the right to redeem the Senior Notes until after January 20, 2013. In January 2013, pursuant to a tender offer, the Company validly tendered, accepted and repurchased $42.0 million of the Senior Notes. In addition, the Company redeemed the remaining $16.0 million of the Senior Notes. The Company paid for all of the $58.0 million in Senior Notes with available cash. The Company will write off $35,000 in deferred financing fees during the first quarter of 2013.

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	2012	2011	2010
Interest expense	$71,664	$67,319	$54,839
Loss on derivatives	406	2,655	—
Accretion of Senior Notes	1,058	1,062	996
Amortization of deferred financing fees	3,690	3,138	1,457
Write-off of deferred financing fees	3	21	1,462
Loan penalties and fees	—	—	177
	$76,821	$74,195	$58,931

Aggregate future principal maturities and amortization of notes payable at December 31, 2012, are as follows (in thousands):

2013	$76,726
2014	22,321
2015	158,217
2016	423,586
2017	250,223
Thereafter	432,319
Total	$1,363,392

10. Income Taxes

The Company has elected to be taxed as a REIT under the Code. As a REIT the Company generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. During 2012, the Company’s use of net operating loss carryforwards resulted in federal and state income tax expense of $1.1 million.

The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of the Income Taxes Topic of the FASB ASC, which requires the Company to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

The income tax provision for the Company is included in the consolidated financial statements as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current:
Federal	$850	$—	$—
State	298	—	—
Total current income tax provision	$1,148	$—	$—
Deferred:
Federal	$1,031	$345	$4,187
State	278	96	1,069
	1,309	441	5,256
Valuation allowance	(1,309)	(441)	(5,256)
Total deferred income tax provision	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2012	2011
NOL carryover	$40,330	$39,097
Other reserves	2,919	3,035
State taxes and other	(1,534)	(1,725)
Deferred tax asset before valuation allowance	41,715	40,407

Depreciation	(49)	(50)
Deferred tax liability before valuation allowance	(49)	(50)

Deferred tax assets (liabilities), net	41,666	40,357
Valuation allowance	(41,666)	(40,357)
	$—	$—

The Company has provided a valuation allowance against its net deferred tax asset at December 31, 2012 and 2011. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes related to the Company is reflected in the accompanying consolidated statements of operations and comprehensive income.

At December 31, 2012 and 2011, the net operating loss carryforwards for federal income tax purposes totaled approximately $102.6 million and $99.5 million, respectively. These losses, which begin to expire in 2024, are available to offset future income through 2032.

In January 2013, the Internal Revenue Service issued a notice of proposed adjustment to the Company that challenged certain aspects of the Company’s leases with its TRS Lessee and its subsidiaries under Code sections 482 and 857 and related regulations. The Company disagrees with the IRS’s position, and management believes that its positions are more-likely-than-not to prevail upon appeal. No amounts have been accrued under the Income Taxes Topic of the FASB ASC as of December 31, 2012, as the Company has no uncertain tax positions that warrant accrual.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2012, 2011 and 2010, distributions paid per share were characterized as follows (unaudited):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$—	—%

Preferred Stock — Series A
Ordinary income	$2.000	100.000%	$2.500	100.000%	$1.010	67.321%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	0.490	32.679
Total	$2.000	100.000%	$2.500	100.000%	$1.500	100.000%

Preferred Stock — Series C
Ordinary income	$1.572	100.000%	$1.965	100.000%	$0.794	67.321%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	0.385	32.679
Total	$1.572	100.000%	$1.965	100.000%	$1.179	100.000%

Preferred Stock — Series D
Ordinary income	$2.000	100.000%	$1.472	100.000%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$2.000	100.000%	$1.472	100.000%	$—	—%

11. Series C Cumulative Convertible Redeemable Preferred Stock

The Company’s 4,102,564 shares of Series C preferred stock have a liquidation preference of $24.375 per share. As a result of the Company’s stock dividend paid in January 2009, the Series C conversion price was adjusted to $22.23 per share. Each share of the Series C preferred stock is convertible into 1.096 shares of the Company’s common stock at the option of the holder, subject to customary antidilution provisions, including stock splits, stock dividends, non-cash distributions and above-market issuer self-tender or exchange offers. As of July 8, 2010, the Series C preferred stock is redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. The holders of the Series C preferred stock have the right to require the Company to redeem the Series C preferred stock in the event of any of the following: (1) a change in control of the Company, if certain conditions are not met; (2) a REIT termination event; or, (3) a termination of the Company’s listing on either the New York Stock Exchange or NASDAQ. In general, holders of Series C preferred stock vote on an as-converted basis as a single class with holders of the Company’s common stock. The quarterly dividend on the Series C preferred stock is currently $0.393 per share. The holders are eligible to receive a participating dividend to the extent the Company’s dividend on its common stock exceeds $0.339 per share per quarter. If the Company fails to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur with respect to the Company’s Series C preferred stock. During the continuation of a financial ratio violation, among other things, the Company would be restricted from paying dividends on its common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. The Company currently does not expect to incur a financial ratio violation as it expects to meet its covenants. The Series C preferred stock has no maturity date and, except as set forth above, the Company is not required to redeem the Series C preferred stock at any time. As the Series C preferred stockholders may redeem their shares in certain circumstances outside of the control of the Company, the Series C preferred stock has not been classified as permanent equity.

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance. This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both December 31, 2012 and 2011.

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

The Company’s 7,050,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) have a liquidation preference of $25.00 per share, and are redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the redemption date. Holders of Series A preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series A preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series A preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series A preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. As of December 31, 2012, the Company is in compliance with the dividend requirements for the Series A preferred stock. The Series A preferred stock has no maturity date, and the Company is not required to redeem the Series A preferred stock at any time.

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

Dividends

The Company declared dividends per share on its Series A preferred stock, Series D preferred stock and common stock during 2012, 2011 and 2010 as follows:

	2012	2011	2010
Series A preferred stock	$2.000	$2.000	$2.000
Series D preferred stock	2.000	1.472	—
Common stock - cash	—	—	—
Common stock - stock	—	—	—
	$4.000	$3.472	$2.000

Operating Partnership Units

As of December 31, 2012, the Operating Partnership had 135,237,438 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 6,050,000 common shares for issuance under the LTIP, and 2,178,185 shares remain available for future issuance as of December 31, 2012.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from one to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of three measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Compensation expense, including forfeitures	$5,139	$4,135	$5,811
Forfeiture expense (credit) adjustments	$10	$134	$(48)

In December 2010, the Company recorded $1.7 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, Arthur L. Buser.

The following is a summary of non-vested stock grant activity:

	2012		2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	1,407,152	$8.55	668,934	$7.70	1,301,451	$7.68
Granted	647,171	9.51	1,260,845	9.10	438,665	9.06
Vested	(513,095)	8.08	(428,935)	8.85	(767,052)	8.84
Forfeited	(1,236)	9.38	(93,692)	8.43	(304,130)	6.71
Outstanding at end of year	1,539,992	9.11	1,407,152	8.55	668,934	7.70

At December 31, 2012, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Executive Chairman and Chief Executive Officer. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

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

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2012, 2011 and 2010 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	2012	2011	2010
Continuing operations — property general and administrative expense, and corporate overhead expense	$22,807	$19,549	$13,123
Discontinued operations	2,061	2,643	4,595
	$24,868	$22,192	$17,718

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the years ended December 31, 2012, 2011 and 2010 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	2012	2011	2010
Continuing operations — property general and administrative expense	$2,738	$2,916	$2,509
Discontinued operations	587	675	487
	$3,325	$3,591	$2,996

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2012, 2011 and 2010 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	2012	2011	2010
Continuing operations — franchise costs	$30,067	$25,595	$18,032
Discontinued operations	2,996	3,520	8,107
	$33,063	$29,115	$26,139

Total license and franchise costs included royalties of $10.6 million, $8.8 million and $9.2 million incurred by the Company during the years ended December 31, 2012, 2011 and 2010, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At December 31, 2012, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2012 totaled $43.6 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Buildings and improvements	$58,799	$—
Furniture, fixtures and equipment	104	—
	58,903	—
Accumulated depreciation	(871)	—
	$58,032	$—

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 are as follows (in thousands):

2013	$1,437
2014	1,437
2015	1,412
2016	1,403
2017	1,403
Thereafter	112,219
Total minimum lease payments (1)	119,311
Less: Amount representing interest (2)	(103,655)
Present value of net minimum lease payments (3)	$15,656

(1)         Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded $3,000 in percentage rent during 2012.

(2)         Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)         The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2012 as a current obligation of $35,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2012, 2011 and 2010, certain of the Company’s 26 hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2012	2011	2010
Number of hotels with ground, building and/or air leases	10	9	6

Number of ground leases	9	9	6
Number of building leases	1	—	—
Number of air leases	3	3	1
Total number of ground, building and air leases	13	12	7

At December 31, 2012, the ground, building and air leases mature in dates ranging from 2037 through 2097, excluding renewal options. One of the air leases requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Total rent expense incurred pursuant to ground, building and air lease agreements for the years ended December 31, 2012, 2011 and 2010 was included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	2012	2011	2010
Continuing operations — property tax, ground lease and insurance (1)	$16,950	$14,787	$5,182
Discontinued operations	14	52	555
	$16,964	$14,839	$5,737

(1)  Ground lease expense recorded in both 2012 and 2011 includes amortization of lease intangibles on two ground leases and an air lease at three of the Company’s 26 hotels. Ground lease expense recorded in 2010 includes amortization of lease intangibles on a ground lease at one of the Company’s 26 hotels.

At December 31, 2012, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility totaled $0.4 million for the year ended December 31, 2012, and $0.3 million for both of the years ended December 31, 2011 and 2010, and was included in corporate overhead expense.

Future minimum payments under the terms of the 13 ground, building and air leases, as well as the sublease on the corporate facility, in effect at December 31, 2012 are as follows (in thousands):

2013	$10,105
2014	10,162
2015	10,221
2016	10,387
2017	13,200
Thereafter	493,265
Total	$547,340

Employment Agreements

As of December 31, 2012, the Company has employment agreements with certain executive employees, which expire through April 2014. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2012 (in thousands):

2013	$914
2014	94
$1,008

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2012, approximately 19.2% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings is contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for each of the years ended December 31, 2012, 2011 and 2010, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Property general and administrative expense on the Company’s consolidated statement of operations and comprehensive income includes matching contributions into these various retirement plans of $0.9 million, $0.3 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Matching contributions into these retirement plans of $0.1 million for both the years ended December 31, 2012 and 2011, and $0.2 million for the year ended December 31, 2010 are included in discontinued operations in the Company’s consolidated statements of operations and comprehensive income.

Concentration of Risk

The concentration of the Company’s hotels in California, New York and Illinois exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to California, New York and Illinois. As of December 31, 2012, the Company’s 26 hotels were concentrated in California, New York and Illinois as follows:

2012
California:
Number of hotels	8
Percentage of total rooms	31%
Percentage of total 2012 revenue	31%
New York:
Number of hotels	3
Percentage of total rooms	11%
Percentage of total 2012 revenue	17%
Illinois:
Number of hotels	3
Percentage of total rooms	10%
Percentage of total 2012 revenue	8%

Litigation

During the third quarter of 2011, the Company accrued $1.6 million in settlement costs related to litigation involving three separate claims by certain employees at four of its hotels: Marriott Del Mar; Marriott Quincy; Renaissance Los Angeles Airport; and Renaissance Long Beach. The Company agreed to fund these costs in exchange for certain concessions by Marriott, including the termination of their management contract for the Renaissance Westchester, which is now managed by Highgate Hotels. The Company had previously estimated that the ultimate liability for these lawsuits would range from between zero and $0.1 million, and, accordingly, the Company recorded a liability of $0.1 million in November 2010 in accordance with the Contingencies Topic of the FASB Accounting Standards Codification, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The Company and certain other defendants reached court-approved settlements regarding two of the lawsuits comprising $1.0 million of the total $1.7 million accrual, resulting in a $0.1 million reversal of a portion of the liability for one of the claims during the first quarter of 2012. The Company and certain other defendants reached a court-approved settlement regarding the remaining $0.7 million settlement during the fourth quarter of 2012. As of December 31, 2012, the Company has paid all amounts due under all three settlement agreements.

During the second quarter of 2012, the Company accrued $0.3 million in legal settlement costs based on a settlement reached in July 2012 involving a claim by certain employees at the Fairmont Newport Beach. As of December 31, 2012, the Company has paid all amounts due under this settlement agreement.

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

At December 31, 2012, the Company had $3.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to the building lease for the Hyatt Chicago Magnificent Mile and to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2012.

15. Quarterly Operating Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2012 and 2011, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues — Continuing Operations
2012	$178,234	$212,842	$205,041	$232,967
2011	$134,307	$190,256	$181,585	$215,646

Operating income (loss) — Continuing Operations
2012	$5,151	$28,614	$16,248	$28,997
2011	$(3,759)	$23,739	$(1,874)	$24,569

Net income (loss)
2012	$(12,968)	$11,855	$39,556	$11,114
2011	$51,335	$38,929	$(16,553)	$7,588

Income available (loss attributable) to common stockholders per share — basic and diluted
2012	$(0.18)	$0.03	$0.23	$0.03
2011	$0.39	$0.27	$(0.20)	$0.00

Income available (loss attributable) to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating income have been adjusted to account for current discontinued operations in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

16. Subsequent Events

On January 17, 2013, the Company validly tendered, accepted and repurchased $42.0 million of the Senior Notes pursuant to a tender offer statement on Schedule TO originally filed with the Securities and Exchange Commission on December 17, 2012. On January 22, 2013, the remaining $16.0 million of the Senior Notes were redeemed. The Company funded the total $58.0 million in Senior Note redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes.

On January 25, 2013, the Company completed the sale of a four-hotel 1,222-room portfolio and a commercial laundry facility (collectively, the “Portfolio”), in Rochester, Minnesota, to an unaffiliated third party, for a gross sales price of $230.0 million. The four hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company has retained a $25.0 million preferred equity investment in the four-hotel Portfolio that yields an 11% dividend. In addition, the Company has retained a $14.0 million liability related to the Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The Company has also provided a $3.7 million working cash advance to the buyer that will be repaid to the Company from the Portfolio’s available cash flow. Concurrent with the Portfolio sale, the Company has defeased the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of approximately $30.0 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and has written off $51,000 in related deferred financing fees.

On January 28, 2013, the Company announced its intention to redeem all 7,050,000 shares of its Series A preferred stock for $176.3 million, plus accrued dividends to and including the date of redemption totaling $2.3 million. The Company will redeem the Series A preferred shares on March 1, 2013, using cash received from its February 2013 common stock offering. After the redemption date, the Company will have no outstanding shares of Series A preferred stock, and all rights of the holders of such shares will be terminated. Because the redemption of the Series A preferred stock is a redemption in full, trading of the Series A preferred stock on the New York Stock Exchange will cease after the redemption date.

On February 1, 2013, the Company issued 22,000,000 shares of its common stock for net proceeds of approximately $256.7 million. On February 21, 2013, the underwriters exercised their over-allotment option, and the Company issued an additional 3,300,000 shares on February 25, 2013 for net proceeds of $38.5 million. The Company will use a portion of these proceeds to redeem all of its Series A preferred stock for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends, and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2012

(In Thousands)

	Balance at Beginning of Year (1)	Additions Charged to Operations (1)	Uncollectible Accounts Written Off (1)	Balance at End of Year (1)
Year ended December 31, 2012
Allowance for doubtful accounts	$222	$(29)	$(16)	$177
Reserve for loan losses	$—	$217	$—	$217

Year ended December 31, 2011
Allowance for doubtful accounts	$114	$129	$(21)	$222

Year ended December 31, 2010
Allowance for doubtful accounts	$116	$83	$(85)	$114
Reserve for loan losses	$5,557	$—	$(5,557)	$—

(1)                  Includes all hotel properties owned on December 31, 2012.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2012 (1)
	Encmbr		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Courtyard by Marriott Los Angeles		(a)	$—	$8,446	$—	$12,306	$—	$20,752	$20,752	$7,716	1999	5-35
Doubletree Guest Suites Times Square	$180,000		27,351	201,660	—	1,743	27,351	203,403	230,754	9,497	2011	5-35
Embassy Suites Chicago	72,476		79	46,886	6,348	15,501	6,427	62,387	68,814	19,290	2002	5-35
Embassy Suites La Jolla	68,761		27,900	70,450	—	7,623	27,900	78,073	105,973	17,987	2006	5-35
Fairmont Newport Beach		(a)	—	65,769	—	32,218	—	97,987	97,987	24,078	2005	5-35
Hilton North Houston	32,317		6,184	35,628	—	21,920	6,184	57,548	63,732	15,898	2002	5-35
Hilton San Diego Bayfront	234,724		—	424,992	—	617	—	425,609	425,609	13,243	2011	5-57
Hilton Times Square	89,596		—	221,488	—	12,642	—	234,130	234,130	55,263	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—		14,040	66,350	—	—	14,040	66,350	80,390	665	2012	5-50
Hyatt Chicago Magnificent Mile	—		—	91,964	—	11	—	91,975	91,975	1,814	2012	5-40
Hyatt Regency Newport Beach		(a)	—	30,549	—	14,156	—	44,705	44,705	13,687	2002	5-35
JW Marriott New Orleans	40,600		—	73,420	—	1,971	—	75,391	75,391	3,978	2011	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	35,011	51,598	205,249	256,847	39,399	2007	5-35
Marriott Houston	22,267		4,167	19,155	—	13,239	4,167	32,394	36,561	8,615	2002	5-35
Marriott Park City	14,516		2,260	17,778	—	9,673	2,260	27,451	29,711	9,925	1999	5-35
Marriott Philadelphia	26,301		3,297	29,710	—	8,131	3,297	37,841	41,138	11,902	2002	5-35
Marriott Portland		(a)	5,341	20,705	—	3,536	5,341	24,241	29,582	9,654	2000	5-35
Marriott Quincy		(a)	14,375	97,875	—	4,258	14,375	102,133	116,508	20,445	2007	5-35
Marriott Tysons Corner	43,451		3,897	43,528	(250)	13,781	3,647	57,309	60,956	18,081	2002	5-35
Renaissance Harborplace	95,700		25,085	102,707	—	17,473	25,085	120,180	145,265	30,193	2005	5-35
Renaissance Los Angeles Airport		(a)	7,800	52,506	—	3,622	7,800	56,128	63,928	11,640	2007	5-35
Renaissance Long Beach		(a)	10,437	37,300	—	12,390	10,437	49,690	60,127	12,177	2005	5-35
Renaissance Orlando at SeaWorld ®	80,168		—	119,733	30,716	28,471	30,716	148,204	178,920	36,514	2005	5-35
Renaissance Washington DC	128,515		14,563	132,800	—	35,723	14,563	168,523	183,086	38,147	2005	5-35
Renaissance Westchester (2)		(a)	5,751	17,069	—	4,650	5,751	21,719	27,470	2,132	2010	5-35
Sheraton Cerritos		(a)	—	24,737	—	6,915	—	31,652	31,652	7,506	2005	5-35
	$1,305,392		$224,125	$2,223,443	$36,814	$317,581	$260,939	$2,541,024	$2,801,963	$439,446

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2012 (1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
Land held for future development or sale	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—	1999	NA
	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—

(1)                 The aggregate cost of properties for federal income tax purposes is approximately $3.1 billion (unaudited) at December 31, 2012.

(2)                 Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties			Other Real Estate Investments
	2012	2011	2010	2012	2011	2010

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$2,904,975	$2,239,125	$2,082,247	$12,437	$12,253	$14,191
Additions during year:
Acquisitions	172,354	727,423	137,711	—	—	—
Improvements	46,831	72,169	19,167	50	184	5
Impairment loss	—	—	—	—	—	(1,943)
Changes in reporting presentation	(163,455)	—	—	(9,793)	—	—
Disposals during the year	(158,742)	(133,742)	—	(2,506)	—	—
Balance at the end of the year	$2,801,963	$2,904,975	$2,239,125	$188	$12,437	$12,253
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$457,431	$384,931	$318,583	$2,865	$2,561	$2,233
Depreciation for the year	82,871	79,011	66,348	301	304	328
Changes in reporting presentation	(58,364)	—	—	(2,740)	—	—
Retirement	(42,492)	(6,511)	—	(426)	—	—
Balance at the end of the year	$439,446	$457,431	$384,931	$—	$2,865	$2,561

(a)                  Hotel is pledged as collateral by the credit facility entered into in November 2010. As of December 31, 2012, the Company has no outstanding indebtedness under its credit facility.