Form 10-Q
period 2013-03-31
Sunstone Hotel Investors, Inc.
filed 2013-05-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

162,823,215 shares of Common Stock, $0.01 par value, as of May 1, 2013

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

i

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,313	$157,217
Cash proceeds held by accommodator	139,434	—
Restricted cash	69,423	78,394
Accounts receivable, net	33,490	27,498
Inventories	1,235	1,377
Prepaid expenses	10,183	10,739
Assets held for sale, net	—	132,335
Total current assets	462,078	407,560
Investment in hotel properties, net	2,689,283	2,681,877
Deferred financing fees, net	11,173	11,931
Goodwill	9,405	9,405
Other assets, net	31,709	25,902
Total assets	$3,203,648	$3,136,675
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,801	$22,646
Accrued payroll and employee benefits	19,027	26,738
Dividends payable	3,912	7,437
Other current liabilities	35,193	30,963
Current portion of notes payable	19,757	76,723
Notes payable of assets held for sale	—	27,270
Liabilities of assets held for sale	—	8,228
Total current liabilities	107,690	200,005
Notes payable, less current portion	1,281,112	1,286,666
Capital lease obligations, less current portion	15,615	15,621
Other liabilities	32,583	15,070
Total liabilities	1,437,000	1,517,362
Commitments and contingencies (Note 12)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preference of $24.375 per share	100,000	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at March 31, 2013 and 7,050,000 shares issued and outstanding at December 31, 2012, stated at liquidation preference of $25.00 per share	—	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 160,815,933 shares issued and outstanding at March 31, 2013 and 135,237,438 shares issued and outstanding at December 31, 2012	1,608	1,352
Additional paid in capital	1,793,825	1,493,397
Retained earnings	187,005	158,376
Cumulative dividends	(486,047)	(475,144)
Accumulated other comprehensive loss	—	(5,335)
Total stockholders’ equity	1,611,391	1,463,896
Non-controlling interest in consolidated joint ventures	55,257	55,417
Total equity	1,666,648	1,519,313
Total liabilities and equity	$3,203,648	$3,136,675

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

REVENUES
Room	$132,623	$119,622
Food and beverage	49,628	46,835
Other operating	12,670	11,777
Total revenues	194,921	178,234
OPERATING EXPENSES
Room	37,454	33,436
Food and beverage	35,096	32,850
Other operating	4,242	3,894
Advertising and promotion	11,265	9,901
Repairs and maintenance	8,374	7,483
Utilities	6,183	6,004
Franchise costs	6,478	5,971
Property tax, ground lease and insurance	18,468	15,554
Property general and administrative	23,606	21,910
Corporate overhead	6,171	5,198
Depreciation and amortization	34,016	30,882
Total operating expenses	191,353	173,083
Operating income	3,568	5,151
Interest and other income	563	63
Interest expense	(17,414)	(19,359)
Loss on extinguishment of debt	(44)	(191)
Loss before income taxes and discontinued operations	(13,327)	(14,336)
Income tax provision	(6,157)	—
Loss from continuing operations	(19,484)	(14,336)
Income from discontinued operations	48,410	1,368
NET INCOME (LOSS)	28,926	(12,968)
Income from consolidated joint venture attributable to non-controlling interest	(297)	(560)
Distributions to non-controlling interest	(8)	(8)
Preferred stock dividends and redemption charge	(10,903)	(7,437)
Undistributed income allocated to unvested restricted stock compensation	(218)	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$17,500	$(20,973)

COMPREHENSIVE INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$17,500	$(20,973)
Basic and diluted per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.20)	$(0.19)
Income from discontinued operations	0.32	0.01
Basic and diluted income available (loss attributable) to common stockholders per common share	$0.12	$(0.18)

Basic and diluted weighted average common shares outstanding	151,076	117,426

Dividends declared per common share	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock									Accumulated	Non- Controlling Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Comprehensive Loss	Joint Ventures	Total
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,376	$(475,144)	$(5,335)	$55,417	$1,519,313
Net proceeds from sale of common stock (unaudited)	—	—	—	—	25,300,000	253	294,622	—	—	—	—	294,875
Vesting of restricted common stock (unaudited)	—	—	—	—	278,495	3	1,165	—	—	—	—	1,168
Redemption of Series A preferred stock (unaudited)	(7,050,000)	(176,250)	—	—	—	—	4,641	—	(4,641)	—	—	(176,250)
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(457)	(457)
Series A preferred dividends and dividends payable at $0.50 per share through redemption date (unaudited)	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends and dividends payable at $0.393 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(1,612)	—	—	(1,612)
Series D preferred dividends and dividends payable at $0.50 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(2,300)	—	—	(2,300)
Net income (unaudited)	—	—	—	—	—	—	—	28,629	—	—	297	28,926
Pension liability adjustment (unaudited)	—	—	—	—	—	—	—	—	—	5,335	—	5,335

Balance at March 31, 2013 (unaudited)	—	$—	4,600,000	$115,000	160,815,933	$1,608	$1,793,825	$187,005	$(486,047)	$—	$55,257	$1,666,648

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,926	$(12,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	63	9
Gain on sales of hotel property and other assets, net	(51,620)	(188)
Loss on extinguishment of debt	3,159	191
(Gain) loss on derivatives, net	(157)	76
Depreciation	30,705	31,281
Amortization of franchise fees and other intangibles	4,453	4,510
Amortization and write-off of deferred financing fees	760	967
Amortization of loan discounts	3	266
Amortization of deferred stock compensation	1,075	946
Changes in operating assets and liabilities:
Restricted cash	300	(4,686)
Accounts receivable	(4,602)	(2,742)
Inventories	1,593	(30)
Prepaid expenses and other assets	541	3,303
Accounts payable and other liabilities	7,551	2,258
Accrued payroll and employee benefits	(9,766)	(5,231)
Discontinued operations	432	(259)
Net cash provided by operating activities	13,416	17,703
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of hotel properties and other assets	195,616	11
Cash proceeds held by accommodator	(139,434)	—
Restricted cash — replacement reserve	9,167	593
Acquisition deposits	(6,000)	(2,500)
Renovations and additions to hotel properties and other assets	(37,149)	(21,786)
Net cash provided by (used in) investing activities	22,200	(23,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	(176,250)	—
Proceeds from common stock offering	295,251	—
Payment of common stock offering costs	(376)	—
Proceeds from credit facility	30,000	—
Payments on notes payable and credit facility	(119,793)	(10,225)
Payments for costs related to extinguishment of notes payable	(3,108)	(70)
Dividends paid	(9,787)	(7,437)
Distributions to non-controlling interests	(457)	(882)
Net cash provided by (used in) financing activities	15,480	(18,614)
Net increase (decrease) in cash and cash equivalents	51,096	(24,593)
Cash and cash equivalents, beginning of period	157,217	149,198
Cash and cash equivalents, end of period	$208,313	$124,605
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$17,996	$20,933
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$11,333	$4,919
Amortization of deferred stock compensation — construction activities	$93	$72
NONCASH FINANCING ACTIVITY
Dividends payable	$3,912	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2013, the Company had interests in 26 hotels (the “26 hotels”), held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 10 of the Company’s 26 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of six of the Company’s 26 hotels; Highgate Hotels L.P. and an affiliate, manager of three of the Company’s 26 hotels; Davidson Hotels & Resorts and Hilton Worldwide, each a manager of two of the Company’s 26 hotels; and Crestline Hotels & Resorts, Fairmont Hotels & Resorts (U.S.) and Hyatt Corporation, each a manager of one of the Company’s 26 hotels.  In addition, as of March 31, 2013, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both March 31, 2013 and December 31, 2012 represent the outside equity interests in various consolidated affiliates of the Company.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 25, 2013.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income (loss) are based on results reported to the Company by its hotel managers. Prior to 2013, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. Beginning in 2013, Marriott switched its reporting to a standard monthly calendar; however Marriott’s 2013 calendar contains an additional three days, December 29, 2012 through December 31, 2012. The Company and its other hotel managers use a standard monthly calendar to report their financial information. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2013 results of operations for the Marriott-managed hotels are reported on a calendar basis; however, the 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter.

Fair Value of Financial Instruments

As of March 31, 2013 and December 31, 2012, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, at March 31, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements using Level 2 measurements as an asset of $57,000 and $48,000 as of March 31, 2013 and December 31, 2012, respectively. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $1.5 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

The Company is responsible for paying the premiums, if any, for a $5.0 million split life insurance policy for its former Chairman and Chief Executive Officer, Robert A. Alter. The Company has valued this policy using Level 2 measurements at $1.5 million as of both March 31, 2013 and December 31, 2012. These amounts are included in other assets, net in the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a Retirement Benefit Agreement. The Company has valued the Retirement Benefit Agreement using Level 2 measurements at $1.5 million as of both March 31, 2013 and December 31, 2012. The agreement calls for the balance of the Retirement Benefit Agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company paid Mr. Alter a total of $0.4 million through March 31, 2013, which was reimbursed to the Company using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the three months ended March 31, 2013 and 2012.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, 68.2% and 69.6%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.3 billion and $1.4 billion as of March 31, 2013 and December 31, 2012, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt of 5.5%, the Company estimates that the fair market value of its debt included in continuing operations totaled $1.3 billion as of both March 31, 2013 and December 31, 2012.

The following table presents our assets measured at fair value on a recurring and non-recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2013 (unaudited):
Interest rate cap derivative agreements	$57	$—	$57	$—
Life insurance policy	1,544	—	1,544	—
Total assets at March 31, 2013	$1,601	$—	$1,601	$—
December 31, 2012:
Interest rate cap derivative agreements	$48	$—	$48	$—
Life insurance policy	1,494	—	1,494	—
Total assets at December 31, 2012	$1,542	$—	$1,542	$—

The following table presents our liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2013 (unaudited):
Interest rate swap derivative agreement	$1,488	$—	$1,488	$—
Retirement benefit agreement	1,544	—	1,544	—
Total liabilities at March 31, 2013	$3,032	$—	$3,032	$—
December 31, 2012:
Interest rate swap derivative agreement	$1,636	$—	$1,636	$—
Retirement benefit agreement	1,494	—	1,494	—
Total liabilities at December 31, 2012	$3,130	$—	$3,130	$—

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both March 31, 2013 and December 31, 2012.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments and are amortized to interest expense over the terms of the related debt or commitment. Upon repayment or refinancing of the underlying debt, any related unamortized deferred financing fee is charged to interest expense. Upon any loan modification, any related unamortized deferred financing fee is amortized over the remaining terms of the modified loan.

The Company did not incur or pay any deferred financing fees during either the three months ended March 31, 2013 or 2012.

Total amortization of deferred financing fees for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$758	$943
Discontinued operations:
Amortization of deferred financing fees	2	24
Total amortization of deferred financing fees	$760	$967

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2013 and 2012, undistributed earnings representing nonforfeitable dividends of $0.2 million and zero, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$28,926	$(12,968)
Income from consolidated joint ventures attributable to non-controlling interest	(297)	(560)
Distributions to non-controlling interest	(8)	(8)
Preferred stock dividends and redemption charge	(10,903)	(7,437)
Undistributed income allocated to unvested restricted stock compensation	(218)	—
Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$17,500	$(20,973)
Denominator:
Weighted average basic and diluted common shares outstanding	151,076	117,426
Basic and diluted earnings available (loss attributable) to common stockholders per common share	$0.12	$(0.18)

The Company’s shares of Series C preferred stock issuable upon conversion, unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three months ended March 31, 2013 and 2012, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Land	$260,939	$260,939
Buildings and improvements	2,554,898	2,541,024
Furniture, fixtures and equipment	341,252	329,770
Intangibles	167,467	167,467
Franchise fees	1,261	1,261
Construction in process	65,252	48,388
	3,391,069	3,348,849
Accumulated depreciation and amortization	(701,786)	(666,972)
	$2,689,283	$2,681,877

The Company acquired two hotels in 2012: the Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Acquired properties are included in the Company’s results of operations and comprehensive income (loss) from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012 had occurred on January 1, 2012. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

Three Months Ended March 31, 2012
(unaudited)
Revenues	$207,987
Loss attributable to common stockholders from continuing operations	$(16,524)
Loss per diluted share attributable to common stockholders from continuing operations	$(0.21)

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $6.0 million was used to pay refundable deposits towards two potential hotel acquisitions and $139.4 million is presented on the Company’s March 31, 2013 consolidated balance sheet as cash proceeds held by accommodator in order to facilitate a potential tax-deferred exchange. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of March 31, 2013. During the first quarter of 2013, the Company recognized $0.5 million in dividends on the Preferred Equity Investment, which is included in interest and other income on the Company’s consolidated statements of operations and comprehensive income (loss). The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of March 31, 2013. In addition, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The $14.0 million pension plan liability is included in other liabilities on the Company’s consolidated balance sheet as of March 31, 2013. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 and the three months ended March 31, 2012, to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

Prior to the sale of the Rochester Portfolio, pension liability adjustments related to the Rochester Portfolio’s defined benefit retirement plan were recorded as other comprehensive income (loss). The following table details the activity in accumulated other comprehensive loss during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2013	Affected Line in the Company’s Statements of Operations and Comprehensive Income (Loss)
	(unaudited)
Beginning balance of accumulated other comprehensive loss	$(5,335)
Sale of Rochester Portfolio – pension liability adjustment	5,335	Income from discontinued operations
Ending balance of accumulated other comprehensive loss	$—

During 2012, the Company sold four hotels and an office building adjacent to one of the sold hotels. In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for the first eight months of 2012 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a gain on the sale of $12.7 million. In addition, the Company wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels. The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and the office building to discontinued operations for the first nine months of 2012 on its consolidated statements of operations and comprehensive income (loss).

In March 2012, the Company recorded additional gain of $0.2 million on the sale of the Royal Palm Miami Beach, which the Company sold in April 2011. The $0.2 million gain was comprised of reimbursements to the Company for certain transaction related invoices, and is included in discontinued operations on the Company’s consolidated statements of operations and comprehensive income (loss).

The following table sets forth the discontinued operations for the three months ended March 31, 2013 and 2012 for the four hotels and the commercial laundry facility sold in 2013, as well as the four hotels and the office building sold in 2012 and the Royal Palm Miami Beach sold in 2011 (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Operating revenues	$3,690	$26,987
Operating expenses	(3,686)	(19,778)
Interest expense	(99)	(2,144)
Depreciation and amortization expense	—	(3,874)
Loss on extinguishment of debt	(3,115)	—
Gain on sale of hotels and other assets, net	51,620	177
Income from discontinued operations	$48,410	$1,368

5. Interest Rate Derivative Agreements

At March 31, 2013 and December 31, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Hilton San Diego Bayfront cap agreement caps the 3-month LIBOR rate at 3.75% until April 2013. The notional amount of the related debt capped totaled $120.0 million at March 31, 2013. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage, which caps the 3-month LIBOR rate at 3.75% until April 2015.  The notional amount of the related debt capped totaled $117.0 million at April 15, 2013. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the 3-month LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $180.0 million at March 31, 2013.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $40.4 million as of March 31, 2013.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements during the three months ended March 31, 2013 resulted in a net gain of $0.2 million, which has been reflected as a decrease in interest expense for the three months ended March 31, 2013. Changes in the fair value of the Company’s interest rate derivative agreements during the three months ended March 31, 2012 resulted in a net loss of $0.1 million, which has been reflected as an increase in interest expense for the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, the fair values of the interest rate cap agreements totaled an asset of $57,000 and $48,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.5 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Acquisition deposits	$6,000	$—
Property and equipment, net	2,449	2,529
Land held for development	188	188
Intangibles, net	7,727	7,877
Interest receivable	237	—
Interest rate cap derivative agreements	57	48
Cash trap receivables	8,208	8,208
Other receivables	3,856	4,130
Other	2,987	2,922
	$31,709	$25,902

In March 2013, the Company paid refundable deposits of $6.0 million towards the acquisitions of two hotels, including $1.0 million towards the Company’s acquisition of the Hilton New Orleans St. Charles Avenue.

Property and equipment, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Cost basis	$10,267	$10,153
Accumulated depreciation	(7,818)	(7,624)
Property and equipment, net	$2,449	$2,529

The Company’s other assets, net as of March 31, 2013 and December 31, 2012, include BuyEfficient’s intangible assets totaling $7.7 million and $7.9 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven to 20 years. Accumulated amortization totaled $1.3 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, and amortization expense totaled $0.1 million for both the three months ended March 31, 2013 and 2012.

The Company’s other assets, net as of March 31, 2013 include dividends to be received for the month of March on the Preferred Equity Investment. During the three months ended March 31, 2013, the Company recognized a total of $0.5 million in dividends on the Preferred Equity Investment, which is included in interest and other income on the Company’s consolidated statements of operations and comprehensive income (loss).

7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 6.60%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 13 hotel properties at both March 31, 2013 and December 31, 2012.	$886,945	$890,668
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	233,924	234,724
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. Repurchased and redeemed in January 2013. The notes were guaranteed by the Company and certain of its subsidiaries.	—	58,000
	1,300,869	1,363,392
Less: discount on Senior Notes	—	(3)
	1,300,869	1,363,389
Less: current portion	(19,757)	(76,723)
	$1,281,112	$1,286,666

In January 2013, the Company validly tendered, accepted and repurchased $42.0 million of the Senior Notes, and redeemed the remaining $16.0 million of the Senior Notes. The Company funded the total $58.0 million in Senior Note repurchases and redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes.

Concurrent with the Rochester Portfolio sale in January 2013, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Interest expense	$16,810	$18,074
(Gain) loss on derivatives, net	(157)	76
Accretion of Senior Notes	3	266
Amortization of deferred financing fees	758	943
	$17,414	$19,359

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Property, sales and use taxes payable	$14,206	$13,254
Income tax payable	4,826	125
Accrued interest	3,871	4,901
Advance deposits	8,126	6,938
Management fees payable	616	2,346
Other	3,548	3,399
	$35,193	$30,963

The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. During the first quarter of 2013, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to the Company, challenging certain aspects of the Company’s leases with its TRS Lessee and its subsidiaries. Though the Company believes its leases comply with all applicable IRS requirements, the Company determined that the costs associated with defending its position were greater than the benefits that might result therefrom. As such, the Company accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest, all of which is included in income tax provision on the Company’s consolidated statement of operations and comprehensive income (loss). The Company expects to make the $4.7 million payment to the IRS during the second quarter 2013. No amounts were accrued under the Income Taxes Topic of the FASB ASC as of December 31, 2012, as the Company believed it had no uncertain tax positions that warranted accrual. The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2013, the Company recognized $0.6 million in interest expense related to its tax provisions.

Other liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Deferred gain on sale of asset	$14,000	$—
Interest rate swap derivative agreement	1,488	1,636
Income tax payable	1,456	—
Deferred revenue	1,062	1,089
Deferred rent	10,152	9,459
Deferred incentive management fees	1,433	—
Other	2,992	2,886
	$32,583	$15,070

In conjunction with the Rochester Portfolio sale, the Company retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. Accordingly, the Company has deferred $14.0 million of gain on the sale of the Rochester Portfolio, which $14.0 million in gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

The Company’s other liabilities include a long-term income tax payable of $1.5 million. Based on the Company’s ongoing evaluations of its uncertain tax positions related to the year ended December 31, 2012, and as a result of its recent resolution of outstanding issues with the IRS, the Company adjusted for an unrecognized tax benefit of $1.5 million during the first quarter of 2013, which is included in the Company’s consolidated statement of operations and comprehensive income (loss).

The Company’s other liabilities also include deferred incentive management fees of $1.4 million related to one of its hotels that is currently undergoing a major room renovation. Per the Company’s management agreement with the hotel’s third-party manager, payment of the incentive management fees will be deferred until such time as the hotel’s adjusted cash flow, as defined in the management agreement, surpasses a certain threshold.

9. Series C Cumulative Convertible Redeemable Preferred Stock

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

The initial carrying value of the Series C preferred stock was recorded at its sales price less costs to issue on the date of issuance.  This carrying value was periodically adjusted so that the carrying value equals the redemption value on the redemption date, which is the earliest date available for the Company to redeem the Series C preferred stock. The carrying value may also be periodically adjusted for any accrued and unpaid dividends. The initial carrying value of the Series C preferred stock was fully accreted to its redemption value during the third quarter of 2010, resulting in a carrying value of $100.0 million at both March 31, 2013 and December 31, 2012.

10. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2013, the Company redeemed all 7,050,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $4.6 million was recognized related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. The Company redeemed the Series A preferred shares using cash received from its February 2013 common stock offering. After the redemption date, the Company has no outstanding shares of Series A preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series A preferred stock is a redemption in full, trading of the Series A preferred stock on the New York Stock Exchange ceased after the redemption date.

Series D Cumulative Redeemable Preferred Stock

The Company’s 4,600,000 shares of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) have a liquidation preference of $25.00 per share. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control of the Company, (i) the Company may, at its option, redeem the Series D preferred stock in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date, and (ii) holders of Series D preferred stock will have the right (unless, prior to the change of control conversion date, the Company has provided or provides notice of its election to redeem the Series D preferred stock) to convert some or all of their shares of Series D preferred stock into shares of the Company’s common stock. Holders of Series D preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series D preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series D preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series D preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series D preferred stock has no maturity date and the Company is not required to redeem the Series D preferred stock at any time, unless the Company decides, at its option, to exercise its redemption right or, under circumstances where the holders of Series D preferred stock decide to convert the Series D preferred stock. If the Company does not exercise its right to redeem the Series D preferred stock upon a change of control, holders of the Series D preferred stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a cap of 22,571,280 common shares.

Common Stock

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used a portion of these proceeds to redeem all of its Series A preferred stock for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends, and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

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

11. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over periods from three to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of three measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Total compensation expense, including forfeitures	$1,602	$1,440
Forfeiture (credit) expense adjustments	$(20)	$(3)

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the fact that the Company withholds and uses a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the three months ended March 31, 2013 is as follows (in thousands):

Three Months Ended March 31, 2013
(unaudited)
Total compensation expense, including forfeitures	$1,602
Net-settle adjustment	(527)
Amortization related to shares issued to design and construction employees	93
Vesting of restricted stock presented on statement of equity	$1,168

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2013 and 2012 were included in the Company’s statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$5,355	$4,895
Discontinued operations	65	566
	$5,420	$5,461

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three months ended March 31, 2013 and 2012 were included in the Company’s statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$804	$676
Discontinued operations	—	157
	$804	$833

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2013 and 2012 were included in the Company’s statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Continuing operations — franchise costs	$6,478	$5,971
Discontinued operations	73	760
	$6,551	$6,731

Total license and franchise costs included royalties of $2.2 million and $2.1 million incurred by the Company during the three months ended March 31, 2013 and 2012, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At March 31, 2013, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at March 31, 2013 totaled $33.2 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. Upon acquisition of the hotel in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million to buildings and improvements, based upon the estimated fair value of the right to use the leased property for the then remaining term of 85.6 years, and a capital lease obligation of $15.6 million, based upon the fair value of the remaining rent payments. In addition to minimum rent, the capital lease is subject to percentage rent equal to 4.0% of the hotel’s gross room revenues over a certain threshold.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expire in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(1,242)	(871)
	$57,661	$58,032

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2013 are as follows (in thousands):

2013	$1,437
2014	1,440
2015	1,403
2016	1,403
2017	1,403
Thereafter	111,868
Total minimum lease payments (1)	118,954
Less: Amount representing interest (2)	(103,304)
Present value of net minimum lease payments (3)	$15,650

(1)         Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for the three months ended March 31, 2013.

(2)         Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)         The present value of net minimum lease payments are presented on the Company’s consolidated balance sheets as current obligations of $35,000 and as long term obligations of $15.6 million as of both March 31, 2013 and December 31, 2012. The current obligations are included in accounts payable and accrued expenses, and the long-term obligations are included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2013 and 2012 was included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,231	$4,164
Discontinued operations	—	7
	$4,231	$4,171

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended March 31, 2013 and 2012, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York and Illinois exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these states. As of March 31, 2013, the Company’s 26 hotels were concentrated in California, New York and Illinois as follows:

	California	New York	Illinois
	(unaudited)	(unaudited)	(unaudited)
Number of hotels	8	3	3
Percentage of total rooms	31%	11%	10%
Percentage of total revenue for the three months ended March 31, 2013	32%	12%	5%

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

At March 31, 2013, the Company had $3.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to the building lease for the Hyatt Chicago Magnificent Mile and to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through March 31, 2013.

13. Subsequent Events

On May 1, 2013, the Company acquired the fee simple interest in the 250-room Hilton New Orleans St. Charles Avenue for a gross purchase price of $59.4 million, excluding prorations and closing costs, using a portion of the proceeds held by the accommodator as of March 31, 2013. The Company is currently evaluating the accounting for this acquisition.

On May 6, 2013, the Company announced that it has signed a purchase and sale agreement to acquire the fee simple interest in the 1,053-room Boston Park Plaza for a gross purchase price of $250.0 million. The acquisition will be funded with a combination of cash on hand and the remainder of the cash proceeds held by the accommodator, plus the assumption of a non-recourse loan secured by the hotel with a fixed rate of 4.402% and a maturity date in February 2018. The Company expects the mortgage to have a balance of approximately $119.5 million as of the acquisition date. The Company expects to close on the purchase of the hotel during the third quarter of 2013.

On May 6, 2013, the Company announced its intention to redeem all 4,102,564 shares of its Series C preferred stock. The redemption date will be May 31, 2013.  The Series C preferred stock will be redeemed at a redemption price of $24.375 per share, plus accrued and unpaid dividends to and including the redemption date, using available cash. After the redemption date, the Company will have no outstanding shares of Series C preferred stock, and all rights of the holders of such shares will be terminated.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2013, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•                  general economic and business conditions affecting the lodging and travel industry, internationally, nationally and locally, including a U.S. recession or global economic slowdown;

•                  our need to operate as a REIT and comply with other applicable laws and regulations;

•                  rising operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•                  relationships with and requirements of franchisors and hotel brands;

•                  relationships with and the performance of the managers of our hotels;

•                  the ground, building or air leases for 10 of the 26 hotels held for investment as of March 31, 2013;

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

We own primarily upper upscale hotels in the United States. As of March 31, 2013, we had interests in 26 hotels, which are currently held for investment. Of the 26 hotels, we classify 24 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All of our 26 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. All of our 26 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 26 hotel portfolio average 447 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. Our goal during what we believe is the middle phase of the cyclical lodging cycle is to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy that encompasses proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

•                  Proactive Portfolio Management. The leaders of each of our core disciplines function as a portfolio management team.  The portfolio management team’s purpose is to strategically maximize the long-term value of our assets by enhancing our portfolio quality and scale, optimizing our exposure to key markets, and improving the effectiveness and efficiency of our decision making. Accordingly, the team is responsible for developing a portfolio-wide strategy related to brand and operator relationships, asset quality and scale, target markets, capital investments and portfolio capitalizations. Our portfolio strategy may also include the disposition of certain hotels.

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

•                  Disciplined External Growth. By gradually increasing the scale and quality of our portfolio, we may provide our stockholders with greater exposure to key growth markets, improved liquidity and broader access to value-adding transactions. Accordingly, our strategy emphasizes disciplined external growth during the recovery phase of the lodging cycle. Our external growth plan is oriented around investing in institutional-quality hotels that generate returns in excess of our cost of capital, that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies. We endeavor to structure our acquisitions in ways that will not only increase the value of our shares of common stock, but will also advance our other corporate objectives, such as improving our financial flexibility and reducing our leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid owners facing debt maturities or capital requirements.

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

During the past three years and continuing into 2013, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the earlier stages of past cyclical recoveries have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during the past three years, we selectively acquired interests in six hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; and the Hilton New Orleans St. Charles Avenue in May 2013. We are currently under contract to purchase a seventh hotel, the Boston Park Plaza, which is expected to close in or before July 2013. Based on our purchase prices, the combined asset value of these seven hotels totals $1.4 billion, or $321,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility. However, in light of our current financial objectives, we expect to fund the majority of our near term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have a high risk profile relative to their anticipated return expectations. In connection with this strategy, during the past three years we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sale prices, the combined asset value of these 10 hotels totals $547.2 million, or $306,000 per key. In addition, during the past three years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; and a commercial laundry facility located in Rochester, Minnesota in February 2013.

In January 2013, we sold the Rochester Hotels and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $6.0 million was used to pay refundable deposits towards two potential hotel acquisitions and $139.4 million is currently held by an accommodator in order to facilitate a potential tax-deferred exchange. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

In January 2013, we validly tendered, accepted and repurchased $42.0 million of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) pursuant to a tender offer, and redeemed the remaining $16.0 million of the Senior Notes. We funded the total $58.0 million in Senior Note redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes. We recognized a loss of $44,000 on this early extinguishment of debt.

In February 2013, we issued 25,300,000 shares of our common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of $294.9 million. We used a portion of these proceeds to redeem all of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”), and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

In March 2013, we used a portion of the proceeds we received from our February 2013 common stock offering to redeem all 7,050,000 shares of our Series A preferred stock for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends. An additional redemption charge of $4.6 million was recognized related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. After the redemption date, we have no outstanding shares of Series A preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series A preferred stock is a redemption in full, trading of the Series A preferred stock on the New York Stock Exchange ceased after the redemption date.

As of March 31, 2013, the weighted average term to maturity of our debt is approximately four years, and 68.2% of our debt is fixed rate with a weighted average interest rate of 5.6%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at March 31, 2013 is 4.9%.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 26 hotels in which we have interests as of March 31, 2013. In addition, our Comparable Portfolio includes prior ownership results for the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile;

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

•                  Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•                  Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone, transportation, parking, spa, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from BuyEfficient and hotel space leased by third parties.

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, and management fees. Additionally, this category includes general and administrative expenses from BuyEfficient;

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, contract and professional fees, entity-level state franchise and minimum tax payments, travel expenses and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to both our corporate office and BuyEfficient’s furniture, fixtures and equipment and intangibles.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the Preferred Equity Investment, as well as any gains or losses we have recognized on sales of assets other than hotels;

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

•                  Income tax provision, which includes federal and state income taxes charged to the Company and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•                  Preferred stock dividends and redemption charge, which includes dividends earned on our Series A preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values; and

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. Since 2010, following a two year cyclical trough, we continue to see signs of improving demand trends. In 2012, Comparable Portfolio RevPAR increased 5.6% as compared to 2011, with a 280 basis point increase in portfolio occupancy. These improving demand trends continued in the first quarter of 2013, and Comparable Portfolio RevPAR increased 2.1% in 2013 as compared to the same period in 2012, even as occupancy declined 140 basis points due to the fact that several of our hotels were under major room renovations during the first quarter of 2013. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters if the U.S. economy continues to grow and employment levels improve.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of several years during which aggregate U.S. hotel supply, as indicated by the number of new hotel openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City where there is currently a higher-than-average supply of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index, which was negatively impacted by several capital investment programs at our hotels, decreased 250 basis points during the first quarter of 2013 as compared to the same period in 2012.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Our Comparable Portfolio operating flow through was 22.7% during the first quarter of 2013 as compared to the same period in 2012.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 26 hotels (11,632 rooms) as of March 31, 2013 and 24 hotels (10,858 rooms) as of March 31, 2012, as well as discontinued operations for 4 hotels (1,222 rooms) as of March 31, 2013 and 8 hotels (2,350 rooms) as of March 31, 2012.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands, except statistical data)
REVENUES
Room	$132,623	$119,622	$13,001	10.9%
Food and beverage	49,628	46,835	2,793	6.0%
Other operating	12,670	11,777	893	7.6%
Total revenues	194,921	178,234	16,687	9.4%
OPERATING EXPENSES
Hotel operating	127,560	115,093	12,467	10.8%
Property general and administrative	23,606	21,910	1,696	7.7%
Corporate overhead	6,171	5,198	973	18.7%
Depreciation and amortization	34,016	30,882	3,134	10.1%
Total operating expenses	191,353	173,083	18,270	10.6%
Operating income	3,568	5,151	(1,583)	(30.7)%
Interest and other income	563	63	500	793.7%
Interest expense	(17,414)	(19,359)	1,945	10.0%
Loss on extinguishment of debt	(44)	(191)	147	77.0%
Loss before income taxes and discontinued operations	(13,327)	(14,336)	1,009	7.0%
Income tax provision	(6,157)	—	(6,157)	(100.0)%
Loss from continuing operations	(19,484)	(14,336)	(5,148)	(35.9)%
Income from discontinued operations	48,410	1,368	47,042	3,438.7%
Net income (loss)	28,926	(12,968)	41,894	323.1%
Income from consolidated joint venture attributable to non-controlling interest	(297)	(560)	263	47.0%
Distributions to non-controlling interest	(8)	(8)	—	—%
Preferred stock dividends and redemption charge	(10,903)	(7,437)	(3,466)	(46.6)%
Undistributed income allocated to unvested restricted stock compensation	(218)	—	(218)	(100.0)%
Income available (loss attributable) to common stockholders	$17,500	$(20,973)	$38,473	183.2%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 26 hotel Comparable Portfolio, which includes prior ownership results for the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile.

Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
74.2%	$168.25	$124.84	75.6%	$161.70	$122.25	(140	)bps	4.1%	2.1%

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

EBITDA is a commonly used measure of performance in many industries. We believe EBITDA is useful to investors in evaluating our operating performance because this measure helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also believe the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. In addition, certain covenants included in our indebtedness use EBITDA as a measure of financial compliance. We also use EBITDA as a measure in determining the value of hotel acquisitions and dispositions.

Historically, we have adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•                  Amortization of deferred stock compensation: we exclude the non-cash expense incurred with the amortization of deferred stock compensation as this expense does not reflect the underlying performance of our hotels.

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

•                  Ground rent adjustments: we exclude the non-cash expense incurred from straightlining our ground lease obligations as this expense does not reflect the underlying performance of our hotels. We do however, include an adjustment for the cash ground lease expense recorded on the Hyatt Chicago Magnificent Mile’s building lease. Upon acquisition of this hotel, we determined that the building lease was a capital lease, and, therefore, we include a portion of the capital lease payment each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the operating performance of the Hyatt Chicago Magnificent Mile.

•                  Real estate transactions: we exclude the effect of gains and losses on the disposition of depreciable assets because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses from the depreciated value of the disposed assets could be less important to investors given that the depreciated asset value often does not reflect its market value.

•                  Gains or losses from extinguishment of debt: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

•                  Acquisition costs: under GAAP, costs associated with completed acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.

•                  Consolidated partnership adjustments: we deduct the non-controlling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership.

•                  Cumulative effect of a change in accounting principal: infrequently, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principal. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•                  Impairment losses: we exclude the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges, which are based off of historical cost account values, are similar to gains (losses) on dispositions and depreciation expense, both of which are also excluded from EBITDA.

•                  Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments, management company transition costs, and departmental closing costs, including severance, because we do not believe these costs reflect the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in thousands)	(in thousands)
Net income (loss)	$28,926	$(12,968)
Operations held for investment:
Depreciation and amortization	34,016	30,882
Amortization of lease intangibles	1,028	1,028
Interest expense	17,414	19,359
Income tax provision	6,157	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(297)	(560)
Depreciation and amortization	(1,435)	(1,419)
Interest expense	(577)	(627)
Discontinued operations:
Depreciation and amortization	—	3,874
Amortization of lease intangibles	—	7
Interest expense	99	2,144
EBITDA	85,331	41,720
Operations held for investment:
Amortization of deferred stock compensation	1,075	946
Amortization of favorable and unfavorable contracts, net	114	—
Non-cash straightline lease expense	693	696
Capital lease obligation interest — cash ground rent	(351)	—
Gain on sale of assets	—	(11)
Loss on extinguishment of debt	44	191
Closing costs — completed acquisitions	147	36
Lawsuit settlement reversal of costs	—	(97)
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Discontinued operations:
Gain on sale of assets	(51,620)	(177)
Loss on extinguishment of debt	3,115	—
Lawsuit settlement reversal of costs	—	(48)
	(46,896)	1,423
Adjusted EBITDA	$38,435	$43,143

Adjusted EBITDA was $38.4 million for the three months ended March 31, 2013 as compared to $43.1 million for the same period in 2012. Adjusted EBITDA decreased $4.7 million in 2013 as compared to 2012, as additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), were offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.

We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, amortization of lease intangibles, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. We believe the use of FFO facilitates comparisons between us and other lodging REITs.

We also present Adjusted FFO when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO for the following items, which may occur in any period, and refer to this measure as Adjusted FFO:

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

•                  Non-cash ground rent adjustments: we exclude the non-cash expense incurred from straightlining our ground lease obligations as this expense does not reflect the underlying performance of our hotels.

•                  Gains or losses from extinguishment of debt: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the non-cash gains or losses on our derivatives, as well as the original issuance costs associated with the redemption of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

•                  Acquisition costs: under GAAP, costs associated with completed acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.

•                  Impairment losses: we exclude the effect of non-real estate impairment losses because we believe that including them in Adjusted FFO is not consistent with reflecting the ongoing performance of our remaining assets.

•                  Consolidated partnership adjustments: we deduct the non-controlling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

•                  Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments, management company transition costs, departmental closing costs, including severance, and income tax provisions because we do not believe these costs reflect the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in thousands)	(in thousands)
Net income (loss)	$28,926	$(12,968)
Preferred stock dividends and redemption charge	(10,903)	(7,437)
Operations held for investment:
Real estate depreciation and amortization	33,672	30,575
Amortization of lease intangibles	1,028	1,028
Gain on sale of assets	—	(11)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(297)	(560)
Real estate depreciation and amortization	(1,435)	(1,419)
Discontinued operations:
Real estate depreciation and amortization	—	3,874
Amortization of lease intangibles	—	7
Gain on sale of assets	(51,620)	(177)
FFO	(629)	12,912
Operations held for investment:
Amortization of favorable and unfavorable contracts, net	114	—
Non-cash straightline lease expense	693	696
Non-cash interest related to (gain) loss on derivatives	(157)	76
Loss on extinguishment of debt	44	191
Closing costs — completed acquisitions	147	36
Lawsuit settlement reversal of costs	—	(97)
Income tax provision	6,157	—
Preferred stock redemption charge	4,641	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Non-cash interest related to loss on derivative	—	(1)
Discontinued operations:
Loss on extinguishment of debt	3,115	—
Lawsuit settlement reversal of costs	—	(48)
	14,641	740
Adjusted FFO	$14,012	$13,652

Adjusted FFO was $14.0 million for the three months ended March 31, 2013 as compared to $13.7 million for the same period in 2012. Adjusted FFO increased $0.4 million in 2013 as compared to 2012 primarily due to additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), combined with a decrease in interest expense due to reduced loan balances. These increases to Adjusted FFO were partially offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.

Room revenue. Room revenue increased $13.0 million, or 10.9%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We acquired the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. These two recently acquired hotels (the “two recently acquired hotels”) contributed additional room revenue of $4.9 million during the three months ended March 31, 2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during the first quarter of 2013 by a major renovation, which caused 5,955 room nights to be out of service during the first quarter of 2013, displacing approximately $1.0 million in room revenue based on the hotel achieving a potential 65.0% occupancy rate and RevPAR of $79.76 without the renovation. In addition, room revenue during the first quarter of 2013 increased as compared to the same period in 2012 due to a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), who manage 10 of our 26 hotels. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar, which caused there to be an additional nine days and approximately $5.4 million more in room revenue for the Marriott-managed hotels during the first quarter of 2013 as compared to the first quarter of 2012. Room revenue generated by the 24 hotels we owned prior to January 1, 2012 (our “existing portfolio”) increased $2.7 million during the first quarter of 2013 as compared to the first quarter of 2012 due to an increase in ADR ($4.3 million) partially offset by a decrease in occupancy ($1.6 million). Room revenue in our existing portfolio was negatively impacted during the first quarter of 2013 by major room renovations at three hotels in our existing portfolio (the “three renovation hotels”): the Hilton Times Square; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These major room renovations caused a total of 21,515 room nights to be out of service during the first quarter of 2013, displacing approximately $4.4 million in room revenue based on the hotels achieving a combined potential 75.8% occupancy rate and RevPAR of $136.92 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $2.8 million, or 6.0%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our two recently acquired hotels contributed an additional $0.6 million to food and beverage revenue during the first quarter of 2013. Marriott’s additional nine days generated approximately $1.5 million in food and beverage revenue for the Marriott-managed hotels during the first quarter of 2013 as compared to the first quarter of 2012. Food and beverage revenue in our existing portfolio increased $0.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to increased banquet revenue at several of our hotels, partially offset by decreased revenue at our outlets due to the negative impact of the three renovation hotels.

Other operating revenue. Other operating revenue increased $0.9 million, or 7.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our two recently acquired hotels contributed an additional $0.5 million to other operating revenue during the first quarter of 2013. In addition, BuyEfficient’s revenue increased $0.1 million during the first quarter of 2013 as compared to the same period in 2012 due to increased transaction and development fees. Other operating revenue in our existing portfolio increased $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as increased parking revenue, cancellation and attrition revenue and tenant lease rental income were slightly offset by decreased telephone revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $12.5 million, or 10.8%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The two recently acquired hotels contributed an additional $6.2 million to hotel operating expenses during the first quarter of 2013. Hotel operating expenses in our existing portfolio increased $6.3 million during the three months ended March 31, 2013 as compared to the same period in 2012. This increase in hotel operating expenses is primarily related to the corresponding increased room, and food and beverage revenue, combined with the Marriott-managed hotels’ nine additional days in the first quarter of 2013 as compared to the same period in 2012. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2013 as compared to the same period in 2012 due to increases in property and liability insurance premiums as well as increases in property tax assessments at many of our hotels.

Property general and administrative expense. Property general and administrative expense increased $1.7 million, or 7.7%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The two recently acquired hotels contributed an additional $1.0 million to property general and administrative expense during the first quarter of 2013. In addition, BuyEfficient contributed an additional $0.2 million in property general and administrative expense during the first quarter of 2013 as compared to the same period in 2012 due to increases in payroll and related expenses, including deferred stock compensation expense. Property general and administrative expense in our existing portfolio increased $0.5 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to the Marriott-managed hotels’ nine additional days in the first quarter of 2013 as compared to the same period in 2012, combined with increased payroll, management fees and credit and collection expenses due to the increase in revenue, partially offset by a decrease in contract and professional fees.

Corporate overhead expense. Corporate overhead expense increased $1.0 million, or 18.7%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to the following increases: payroll and related expenses $0.5 million; deferred stock compensation $0.1 million; contract and professional fees $0.2 million; legal $0.2 million; and conferences and travel $0.1 million. These increases were slightly offset by a $0.1 million decrease in donations expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.1 million, or 10.1%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The two recently acquired hotels contributed an additional $2.7 million to depreciation and amortization during the first quarter of 2013. Depreciation and amortization expense in our existing portfolio increased $0.4 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our hotel properties.

Interest and other income. Interest and other income totaled $0.6 million for the three months ended March 31, 2013, and $0.1 million for the three months ended March 31, 2012. In the first quarter of 2013, we recognized $0.5 million in interest income on the Preferred Equity Investment, and $0.1 in other miscellaneous income. In the first quarter of 2012, we recognized $0.1 million in interest and other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest expense	$16,810	$18,074
(Gain) loss on derivatives	(157)	76
Accretion of Senior Notes	3	266
Amortization of deferred financing fees	758	943
	$17,414	$19,359

Interest expense decreased $1.9 million, or 10.0%, during the three months ended March 31, 2013 as compared to the same period during 2012. Interest expense on our debt and capital lease obligations decreased $1.3 million during the first quarter of 2013 as compared to the first quarter of 2012 due to reduced loan balances. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense related to our derivatives decreased $0.2 million during the first quarter of 2013 as compared to the first quarter of 2012 due to our recording a gain on our interest rate cap and swap agreements in 2013 as compared to a loss during the same period in 2012. Interest expense related to the accretion of our Senior Notes decreased $0.3 million during the first quarter of 2013 as compared to the same period in 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.2 million during the first quarter of 2013 as compared to the same period in 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012.

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.9% at March 31, 2013 and 5.0% at March 31, 2012. Approximately 68.2% and 69.7% of our outstanding notes payable included in our continuing operations had fixed interest rates at March 31, 2013 and 2012, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $44,000 for the three months ended March 31, 2013 and $0.2 million for the three months ended March 31, 2012. During the first quarter of 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes. During the first quarter of 2012, we recognized a loss of $0.2 million due to the repurchase of $4.5 million in aggregate principal amount of the Senior Notes.

Income tax provision. Income tax provision totaled $6.2 million for the three months ended March 31, 2013 and zero for the three months ended March 31, 2012. During the first quarter of 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during the first quarter of 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS.

Income from discontinued operations. As described under “—Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), income from discontinued operations included the results of operations, along with any losses on extinguishment of debt and gains on sales for the following properties:

Properties:	Rooms:	Disposition Date:
2013:
Kahler Grand (1)	660	January 25, 2013
Kahler Inn & Suites	271	January 25, 2013
Marriott Rochester (1)	202	January 25, 2013
Residence Inn by Marriott Rochester	89	January 25, 2013
Textile Care Services Rochester	—	January 25, 2013
2012:
Doubletree Guest Suites Minneapolis	229	September 14, 2012
Hilton Del Mar	257	September 14, 2012
Marriott Troy	350	September 14, 2012
Office building adjacent to the Marriott Troy	—	September 14, 2012
Marriott Del Mar	284	August 23, 2012
Total rooms	2,342

(1)         During 2012, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.

Income from discontinued operations for the three months ended March 31, 2013 includes activity for the four hotels and one commercial laundry facility sold in 2013. Income from discontinued operations for the three months ended March 31, 2012 includes activity for four hotels and one commercial laundry facility sold in 2013, along with the four hotels and one office building sold during 2012. Income from discontinued operations for the first quarter of 2012 also includes property tax refunds and reimbursements for certain transaction-related invoices for the Royal Palm Miami Beach, which we sold in April 2011. Income from discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Operating revenues	$3,690	$26,987
Operating expenses	(3,686)	(19,778)
Interest expense	(99)	(2,144)
Depreciation and amortization expense	—	(3,874)
Loss on extinguishment of debt	(3,115)
Gain on sale of assets	51,620	177
	$48,410	$1,368

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $0.3 million for the three months ended March 31, 2013, and $0.6 million for the three months ended March 31, 2012. Consistent with the Presentation Topic of the FASB ASC, our net income (loss) for the three months ended March 31, 2013 and 2012 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $0.3 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 for both the three months ended March 31, 2013 and 2012. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 for both the three months ended March 31, 2013 and 2012.

Preferred stock dividends and redemption charge. Preferred stock dividends and redemption charge totaled $10.9 million for the three months ended March 31, 2013, as compared to $7.4 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we recognized a $4.6 million redemption charge on our Series A preferred stock related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. This increase was partially offset by a decrease in preferred stock dividends due to our redemption of all 7,050,000 shares of Series A preferred stock on March 1, 2013.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.2 million and zero for the three months ended March 31, 2013 and 2012, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. Therefore, we selectively acquired two hotels during 2012: the Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we acquired the Hilton New Orleans St. Charles Avenue on May 1, 2013, and we are currently under contract to purchase the Boston Park Plaza, which we expect to close in or before July 2013.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, during 2012 and the first three months of 2013, we sold eight hotels: the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Rochester Hotels in January 2013. In addition, we sold an office building adjacent to the Marriott Troy in September 2012, and the commercial laundry facility included with the Rochester Portfolio in January 2013.

In January 2013, we sold the Rochester Portfolio to an unaffiliated third party, for net proceeds of $195.6 million, of which $6.0 million was used to pay refundable deposits towards two potential hotel acquisitions and $139.4 million is currently held by an accommodator in order to facilitate a potential tax-deferred exchange. We recognized a net gain on the sale of $51.6 million. We retained the $25.0 million Preferred Equity Investment in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, proceeds from our credit facility and proceeds from our common stock offerings. Our primary uses of cash were for acquisitions of hotel properties, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, repurchases of our preferred stock, dividends on our preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2013 compared to $17.7 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in accrued payroll and employee benefits due to the timing of such payments.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by investing activities during the first three months of 2013 compared to net cash used during the first three months of 2012 was as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Proceeds from sale of hotel properties and other assets	$195,616	$11
Cash proceeds held by accommodator	(139,434)	—
Restricted cash — replacement reserve	9,167	593
Acquisition deposits	(6,000)	(2,500)
Renovations and additions to hotel properties and other assets	(37,149)	(21,786)
	$22,200	$(23,682)

Net cash provided by investing activities was $22.2 million during the first three months of 2013 compared to net cash used of $23.7 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio, of which $6.0 million was used to pay refundable deposits towards two potential hotel acquisitions (including $1.0 million towards our acquisition of the Hilton New Orleans St. Charles Avenue and $5.0 million towards our acquisition of the Boston Park Plaza), leaving $139.4 million currently held by an accommodator in order to facilitate a potential tax-deferred exchange. During the first quarter of 2013, we also decreased our restricted cash by $9.2 million, and paid $37.1 million for renovations and additions to our portfolio.

During the three months ended March 31, 2012, we received proceeds of $11,000 from the sale of surplus FF&E, and we decreased the balance in our restricted cash replacement reserve accounts by $0.6 million. These cash inflows were offset as we paid a deposit of $2.5 million towards the acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and paid cash of $21.8 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash provided by financing activities was $15.5 million for the three months ended March 31, 2013 compared to net cash used of $18.6 million for the three months ended March 31, 2012. Net cash provided in financing activities during the three months ended March 31, 2013 consisted of $294.9 million in net proceeds received from our issuance of common stock and $30.0 million in proceeds received from our credit facility. These cash inflows were partially offset by the following cash outflows: $176.3 million paid to redeem all of our Series A preferred stock; $119.8 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $30.0 million to repay a draw on our credit facility and $4.7 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $9.8 million in preferred dividends to our stockholders; and $0.5 million in distributions to the non-controlling interests in our hotels.

Net cash used in financing activities during the three months ended March 31, 2012 consisted of $10.2 million of principal payments on our notes payable, including $4.5 million to repurchase a portion of our Senior Notes, $0.1 million in costs incurred on our repurchase of the Senior Notes, $7.4 million of preferred dividends paid to our stockholders and $0.9 million of distributions to partners in our joint ventures.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, dividends and redemptions of our preferred stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, distributions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing our leverage. Our acquisitions of the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in June 2012 and July 2012, respectively, were consistent with this strategy. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. Concurrent with the Rochester Portfolio sale in January 2013, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

In January 2013, we validly tendered, accepted and repurchased $42.0 million of Senior Notes pursuant to a tender offer, and we redeemed the remaining $16.0 million of the Senior Notes. We funded the total $58.0 million in Senior Note redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes. We recognized a loss of $44,000 on this extinguishment of debt.

As of March 31, 2013, we had $1.3 billion of debt, $417.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.2 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2013, all of our outstanding debt had fixed interest rates, except the $233.9 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matured in April 2013, and capped the 3-month LIBOR rate at 3.75%. In April 2013, we purchased a new cap agreement on the Hilton San Diego Bayfront mortgage for $12,200, which caps the 3-month LIBOR rate at 3.75% and matures in April 2015.The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. The majority of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of March 31, 2013, the weighted average term to maturity of our debt is approximately 4 years, and 68.2% of our debt is fixed rate with a weighted average interest rate of 5.6%. Including our variable-rate debt obligations based on the variable rates at March 31, 2013, the weighted average interest rate on our debt is 4.9%.

Financial Covenants. We are subject to compliance with various covenants under the Series C preferred stock. If we fail to meet certain financial ratios for four consecutive quarters, a financial ratio violation will occur. During the continuation of a financial ratio violation, among other things, we would be restricted from paying dividends on our common stock, and may incur a 50 basis point per quarter dividend increase on the Series C preferred stock. Additionally, the Series C preferred stockholders would gain the right to appoint one board member. We do not currently expect to incur a financial ratio violation. On May 6, 2013, we announced our intention to redeem all 4,102,564 shares of our Series C preferred stock. The redemption date will be May 31, 2013. The Series C preferred stock will be redeemed at a redemption price of $24.375 per share, plus accrued and unpaid dividends up to and including the redemption date. After the redemption date, we will have no outstanding shares of Series C preferred stock, and all rights of the holders of such shares will be terminated.

We may in the future seek to obtain mortgages on one or all of our 11 unencumbered hotels, all but two of which are currently held by subsidiaries whose interests are pledged to our credit facility at March 31, 2013: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 11 hotels had an aggregate of 3,942 rooms as of March 31, 2013, and generated $45.9 million in revenue during the first quarter of 2013. Should we obtain secured financing on any or all of our 11 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of March 31, 2013, our unrestricted cash balance of $208.3 million exceeds all of our pending debt maturities through 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013 and our redemption of all issued and outstanding shares of the Series A preferred stock in March 2013), selective acquisitions and capital investments in our portfolio. While our primary focus is on acquiring branded, urban upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2013 (in thousands):

	Payment due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,300,869	$19,757	$294,763	$556,162	$430,187
Interest obligations on notes payable (1)	284,227	63,282	120,139	60,404	40,402
Capital lease obligations	15,650	35	39	2	15,574
Interest obligations on capital leases	103,304	1,402	2,804	2,804	96,294
Operating lease obligations	564,532	10,352	20,878	24,825	508,477
Construction commitments	33,157	33,157	—	—	—
Employment obligations	755	755	—	—	—
Total	$2,302,494	$128,740	$438,623	$644,197	$1,090,934

(1)         Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2013 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $37.1 million in our portfolio during the first three months of 2013. As of March 31, 2013, we have contractual construction commitments totaling $33.2 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2013, $38.0 million was held in FF&E reserve accounts for future capital expenditures at the 26 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenue prior to 2013 was also impacted by the 13-fiscal period accounting calendar used by Marriott. Beginning in 2013, Marriott, the third-party manager of 10 of our 26 hotels switched to a standard 12-month fiscal calendar, which will shift the operating results for approximately 20 calendar days from the fourth quarter to the first three quarters. Revenues for our 26 hotel Comparable Portfolio by quarter for 2011, 2012 and 2013 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2011 Comparable Portfolio (1)	$174,034	$205,817	$192,283	$225,322	$797,456
2011 Revenues as a percentage of total	21.8%	25.8%	24.1%	28.3%	100.0%

2012 Comparable Portfolio (1)	$183,805	$221,829	$204,361	$231,494	$841,489
2012 Revenues as a percentage of total	21.8%	26.4%	24.3%	27.5%	100.0%

2013 Comparable Portfolio (1)	$193,433

(1)                  Includes all 26 hotel properties in which we have interests as of March 31, 2013. Also includes the following prior ownership results: the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2011 and during the periods in 2012 before our acquisitions of the hotels; and the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront during the periods in 2011 before our acquisitions of the hotels.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in our purchases of the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of ASU No. 2011-10 in the first quarter of 2013 did not have any effect on our financial statements.

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

As of March 31, 2013, 68.2% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future cash flows by approximately $4.4 million based on the variable rates at March 31, 2013. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings after adjusting for the non-controlling interest in the Hilton San Diego Bayfront by approximately $3.8 million based on the variable rates at March 31, 2013. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.                                  Legal Proceedings

None.

Item 1A.                         Risk Factors

None.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

(c)                           Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	—		—
February 1, 2013 — February 28, 2013	173,385	(1)	$11.79
March 1, 2013 — March 31, 2013	751	(1)	11.91

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

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

Sunstone Hotel Investors, Inc.

Date: May 8, 2013	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)