Form 10-Q
period 2013-06-30
Sunstone Hotel Investors, Inc.
filed 2013-08-07
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

162,870,635 shares of Common Stock, $0.01 par value, as of August 1, 2013

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,217	$157,217
Cash proceeds held by accommodator	72,287	—
Restricted cash	76,711	78,394
Accounts receivable, net	34,463	27,498
Inventories	1,200	1,377
Prepaid expenses	6,280	10,739
Assets held for sale, net	—	132,335

Total current assets	314,158	407,560
Investment in hotel properties, net	2,740,949	2,681,877
Deferred financing fees, net	10,453	11,931
Goodwill	9,405	9,405
Other assets, net	42,191	25,902

Total assets	$3,117,156	$3,136,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,156	$22,646
Accrued payroll and employee benefits	22,417	26,738
Dividends payable	2,300	7,437
Other current liabilities	33,356	30,963
Current portion of notes payable	20,571	76,723
Notes payable of assets held for sale	—	27,270
Liabilities of assets held for sale	—	8,228

Total current liabilities	102,800	200,005
Notes payable, less current portion	1,275,626	1,286,666
Capital lease obligations, less current portion	15,603	15,621
Other liabilities	38,955	15,070

Total liabilities	1,432,984	1,517,362
Commitments and contingencies (Note 12)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, zero shares issued and outstanding at June 30, 2013 and 4,102,564 shares issued and outstanding at December 31, 2012, liquidation preference of $24.375 per share	—	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at June 30, 2013 and 7,050,000 shares issued and outstanding at December 31, 2012, stated at liquidation preference of $25.00 per share	—	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 160,855,950 shares issued and outstanding at June 30, 2013 and 135,237,438 shares issued and outstanding at December 31, 2012	1,609	1,352
Additional paid in capital	1,795,295	1,493,397
Retained earnings	205,788	158,376
Cumulative dividends	(489,558)	(475,144)
Accumulated other comprehensive loss	—	(5,335)

Total stockholders’ equity	1,628,134	1,463,896
Non-controlling interest in consolidated joint ventures	56,038	55,417

Total equity	1,684,172	1,519,313

Total liabilities and equity	$3,117,156	$3,136,675

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

REVENUES
Room	$168,260	$148,302	$300,883	$267,924
Food and beverage	52,842	52,168	102,470	99,003
Other operating	13,536	12,372	26,206	24,149

Total revenues	234,638	212,842	429,559	391,076

OPERATING EXPENSES
Room	40,537	35,521	77,991	68,956
Food and beverage	35,058	34,032	70,154	66,882
Other operating	3,887	3,729	8,129	7,624
Advertising and promotion	11,240	10,193	22,505	20,094
Repairs and maintenance	8,275	7,593	16,649	15,076
Utilities	6,129	5,892	12,312	11,897
Franchise costs	8,771	7,493	15,249	13,464
Property tax, ground lease and insurance	19,297	17,284	37,765	32,837
Property general and administrative	25,288	23,611	48,894	45,521
Corporate overhead	7,359	7,575	13,530	12,773
Depreciation and amortization	32,175	31,305	66,191	62,187

Total operating expenses	198,016	184,228	389,369	357,311

Operating income	36,622	28,614	40,190	33,765
Interest and other income	788	74	1,351	137
Interest expense	(17,272)	(19,429)	(34,686)	(38,788)
Loss on extinguishment of debt	—	—	(44)	(191)

Income (loss) before income taxes and discontinued operations	20,138	9,259	6,811	(5,077)
Income tax provision	(129)	—	(6,286)	—

Income (loss) from continuing operations	20,009	9,259	525	(5,077)
Income from discontinued operations	—	2,596	48,410	3,964

NET INCOME (LOSS)	20,009	11,855	48,935	(1,113)

Income from consolidated joint venture attributable to non-controlling interest	(1,226)	(307)	(1,523)	(867)
Distributions to non-controlling interest	(8)	(8)	(16)	(16)
Preferred stock dividends and redemption charge	(3,510)	(7,437)	(14,413)	(14,874)
Undistributed income allocated to unvested restricted stock compensation	(126)	(47)	(264)	—

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$15,139	$4,056	$32,719	$(16,870)

COMPREHENSIVE INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$15,139	$11,972	$32,719	$(996)

Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.09	$0.01	$(0.10)	$(0.18)
Income from discontinued operations	0.00	0.02	0.31	0.04

Basic and diluted income available (loss attributable) to common stockholders per common share	$0.09	$0.03	$0.21	$(0.14)

Basic and diluted weighted average common shares outstanding	160,843	120,029	155,987	118,728

Dividends declared per common share	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock				Common Stock					Accumulated	Interest in
	Series A		Series D				Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,376	$(475,144)	$(5,335)	$55,417	$1,519,313
Net proceeds from sale of common stock, (unaudited)	—	—	—	—	25,300,000	253	294,622	—	—	—	—	294,875
Vesting of restricted common stock (unaudited)	—	—	—	—	318,512	4	2,505	—	—	—	—	2,509
Redemption of Series A and Series C preferred stock (unaudited)	(7,050,000)	(176,250)	—	—	—	—	4,771	—	(4,771)	—	—	(176,250)
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(902)	(902)
Series A preferred dividends at $0.50 per share through redemption date (unaudited)	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends at $0.786 per share through redemption date (unaudited)	—	—	—	—	—	—	—	—	(2,693)	—	—	(2,693)
Series D preferred dividends and dividends payable at $1.00 per share year to date (unaudited)	—	—	—	—	—	—	—	—	(4,600)	—	—	(4,600)
Net income (unaudited)	—	—	—	—	—	—	—	47,412	—	—	1,523	48,935
Pension liability adjustment (unaudited)	—	—	—	—	—	—	—	—	—	5,335	—	5,335

Balance at June 30, 2013 (unaudited)	—	$—	4,600,000	$115,000	160,855,950	$1,609	$1,795,295	$205,788	$(489,558)	$—	$56,038	$1,684,172

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48,935	$(1,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recovery)	96	(55)
Gain on sales of hotel properties and other assets, net	(51,625)	(188)
Loss on extinguishment of debt	3,159	191
(Gain) loss on derivatives, net	(417)	499
Depreciation	62,055	62,854
Amortization of franchise fees and other intangibles	6,421	9,260
Amortization and write-off of deferred financing fees	1,485	1,932
Amortization of loan discounts	3	524
Amortization of deferred stock compensation	2,316	1,842
Changes in operating assets and liabilities:
Restricted cash	(8,875)	(2,364)
Accounts receivable	(5,560)	(3,405)
Inventories	1,628	(44)
Prepaid expenses and other assets	8,149	2,945
Accounts payable and other liabilities	12,697	9,733
Accrued payroll and employee benefits	(6,414)	(2,059)
Discontinued operations	432	(684)
Net cash provided by operating activities	74,485	79,868
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	195,621	11
Cash proceeds held by accommodator	(72,287)	—
Restricted cash — replacement reserve	11,054	(5,177)
Acquisitions of hotel properties and other assets	(59,137)	(29,694)
Acquisition deposits	(20,000)	(3,000)
Renovations and additions to hotel properties and other assets	(69,089)	(48,483)
Payment for interest rate derivative	(12)	—
Net cash used in investing activities	(13,850)	(86,343)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	(276,250)	—
Proceeds from common stock offering	295,251	126,533
Payment of common stock offering costs	(376)	(431)
Proceeds from credit facility	30,000	15,000
Payments on notes payable and credit facility	(124,465)	(63,024)
Payment for costs related to extinguishment of notes payable	(3,108)	(70)
Payments of deferred financing costs	(5)	—
Dividends paid	(14,780)	(14,874)
Distributions to non-controlling interest	(902)	(3,327)
Net cash (used in) provided by financing activities	(94,635)	59,807

Net increase (decrease) in cash and cash equivalents	(34,000)	53,332
Cash and cash equivalents, beginning of period	157,217	149,198

Cash and cash equivalents, end of period	$123,217	$202,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$34,858	$40,371
Cash paid for income taxes	5,115	$—
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other assets	$5,093	$6,210
Amortization of deferred stock compensation — construction activities	$193	$148
NONCASH FINANCING ACTIVITY
Issuance of common stock in connection with acquisition of hotel property	$—	$51,160
Dividends payable	$2,300	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2013, the Company had interests in 27 hotels (the “27 hotels”) held for investment. The Company’s third-party managers included subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), managers of 10 of the Company’s 27 hotels; a subsidiary of Interstate Hotels & Resorts, Inc., manager of six of the Company’s 27 hotels; Highgate Hotels L.P. and an affiliate, manager of three of the Company’s 27 hotels; Davidson Hotels & Resorts and Hilton Worldwide, each a manager of two of the Company’s 27 hotels; and Crestline Hotels & Resorts, Dimension Development Company, Fairmont Hotels & Resorts (U.S.) and Hyatt Corporation, each a manager of one of the Company’s 27 hotels.  In addition, as of June 30, 2012, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both June 30, 2013 and December 31, 2012 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income (loss) are based on results reported to the Company by its hotel managers.  Prior to 2013, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. Beginning in 2013, Marriott switched its reporting to a standard monthly calendar; however, Marriott’s 2013 calendar contains an additional three days, December 29, 2012 through December 31, 2012. The Company and its other hotel managers use a standard monthly calendar to report their financial information.  The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2013 results of operations for the Marriott-managed hotels are reported on a calendar basis; however, the 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter, March 24 through June 15 for the second quarter, June 16 through September 7 for the third quarter, and September 8 through December 28 for the fourth quarter.

Fair Value of Financial Instruments

As of June 30, 2013 and December 31, 2012, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, at June 30, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income (loss) as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements using Level 2 measurements as an asset of $0.1 million and $48,000 as of June 30, 2013 and December 31, 2012, respectively. The interest rate cap agreements are included in other assets, net, on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $1.3 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the six months ended June 30, 2013 and 2012.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment during the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, 68.1% and 69.6%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.3 billion and $1.4 billion as of June 30, 2013 and December 31, 2012, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging from 5.0% to 5.5%, the Company estimates that the fair market value of its debt included in continuing operations totaled $1.3 billion as of both June 30, 2013 and December 31, 2012.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2013 (unaudited):
Interest rate cap derivative agreements	$105	$—	$105	$—
Life insurance policy	1,582	—	1,582	—

Total assets at June 30, 2013	$1,687	$—	$1,687	$—

December 31, 2012:
Interest rate cap derivative agreements	$48	$—	$48	$—
Life insurance policy	1,494	—	1,494	—

Total assets at December 31, 2012	$1,542	$—	$1,542	$—

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 30, 2013 (unaudited):
Interest rate swap derivative agreement	$1,264	$—	$1,264	$—
Retirement benefit agreement	1,582	—	1,582	—

Total liabilities at June 30, 2013	$2,846	$—	$2,846	$—

December 31, 2012:
Interest rate swap derivative agreement	$1,636	$—	$1,636	$—
Retirement benefit agreement	1,494	—	1,494	—

Total liabilities at December 31, 2012	$3,130	$—	$3,130	$—

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both June 30, 2013 and December 31, 2012 includes an allowance for doubtful accounts of $0.2 million.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012 and the first six months of 2013, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hilton New Orleans St. Charles, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. The Company tests hotels or other assets held for sale for impairment each reporting period, and records them at the lower of their carrying amounts or fair value less costs to sell. Once a hotel or other asset is designated as held for sale, depreciation is ceased and the hotel or other asset is included in discontinued operations. As of June 30, 2013, we had no hotels or other assets held for sale. As of December 31, 2012, the Company classified four hotels and a commercial laundry facility as held for sale due to their sale in January 2013.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments, and are amortized to interest expense over the terms of the related debt or commitment. Upon repayment or refinancing of the underlying debt, any related unamortized deferred financing fee is charged to interest expense. Upon any loan modification, any related unamortized deferred financing fee is amortized over the remaining terms of the modified loan.

The Company paid deferred financing fees of $5,000 during the three and six months ended June 30, 2013 related to the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage. The Company did not incur or pay any deferred financing fees during either the three or six months ended June 30, 2012.

Total amortization and write-off of deferred financing fees for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$725	$939	$1,483	$1,882
Write-off of deferred financing fees	—	3	—	3
Total deferred financing fees — continuing operations	725	942	1,483	1,885

Discontinued operations:
Amortization of deferred financing fees	—	23	2	47
Write-off of deferred financing fees	—	—	—	—
Total deferred financing fees — discontinued operations	—	23	2	47

Total amortization of deferred financing fees	$725	$965	$1,485	$1,932

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three and six months ended June 30, 2013, undistributed earnings representing nonforfeitable dividends of $0.1 million and $0.3 million, respectively were allocated to the participating securities. For the three and six months ended June 30, 2012, undistributed earnings representing nonforfeitable dividends of $47,000 and zero, respectively, were allocated to the participating securities.

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards and the incremental common shares issuable upon the exercise of stock options, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$20,009	$11,855	$48,935	$(1,113)
Income from consolidated joint venture attributable to non-controlling interest	(1,226)	(307)	(1,523)	(867)
Distributions to non-controlling interest	(8)	(8)	(16)	(16)
Preferred stock dividends and redemption charge	(3,510)	(7,437)	(14,413)	(14,874)
Undistributed income allocated to unvested restricted stock compensation	(126)	(47)	(264)	—

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$15,139	$4,056	$32,719	$(16,870)

Denominator:
Weighted average basic and diluted common shares outstanding	160,843	120,029	155,987	118,728

Basic and diluted earnings available (loss attributable) to common stockholders per common share	$0.09	$0.03	$0.21	$(0.14)

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2013 and 2012, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, the shares of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) issuable upon conversion were excluded from the above calculation of earnings (loss) per share for the three and six months ended June 30, 2013 and 2012, as their inclusion would have been anti-dilutive.

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

Non-Controlling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of shareholders’ equity, non-controlling interests and total equity.

At both June 30, 2013 and December 31, 2012, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees for the three and six months ended June 30, 2013 and 2012 are represented as distributions to non-controlling interests on the Company’s statements of operations and comprehensive income (loss).

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

Stock Based Compensation

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Land	$264,637	$260,939
Buildings and improvements	2,655,644	2,541,024
Furniture, fixtures and equipment	366,536	329,770
Intangibles	167,723	167,467
Franchise fees	1,346	1,261
Construction in process	19,822	48,388
	3,475,708	3,348,849
Accumulated depreciation and amortization	(734,759)	(666,972)

	$2,740,949	$2,681,877

In May 2013, the Company purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits. The acquisition was funded with $53.2 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with proceeds received from the Company’s February 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income (loss). The results of operations for the Hilton New Orleans St. Charles have been included in the Company’s consolidated statements of operations and comprehensive income (loss) from the acquisition date of May 1, 2013 through the second quarter ended June 30, 2013.

The fair values of the assets acquired and liabilities assumed at the date of acquisition for the Hilton New Orleans St. Charles were allocated based on an independent third-party analysis. The following table summarizes the fair values of assets acquired and liabilities assumed in this acquisition (in thousands):

Assets:
Investment in hotel properties (1)	$59,001
Cash	5
Accounts receivable	48
Prepaid expenses	322

Total assets acquired	59,376

Liabilities:
Accrued payroll and employee benefits	38
Other current liabilities	196

Total liabilities acquired	234

Total cash paid for acquisition	$59,142

(1)         Investment in hotel properties was allocated to land ($3.7 million), buildings and improvements ($53.5 million), furniture, fixtures and equipment ($1.4 million), intangibles ($0.3 million) related to an above-market in-place lease agreement, and franchise fees ($0.1 million) related to a franchise agreement. Details of the intangibles and the franchise agreement are as follows (in thousands):

	June 30, 2013	Expected Life
	(unaudited)
Value at acquisition:
Above market lease agreement	$27	46 months
In-place lease agreement	228	46 months
Franchise agreement	85	15 years

Total intangibles and franchise fees related to the 2013 acquisition	340
Accumulated amortization	(10)
	$330

During the three and six months ended June 30, 2013, the Company recorded amortization expense related to its Hilton New Orleans St. Charles intangibles as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(unaudited)	(unaudited)
Above market lease agreement	$(1)	$(1)
In-place lease agreement	10	10
Franchise agreement	1	1

	$10	$10

The Company acquired one hotel during the six months ended June 30, 2013, and two hotels during 2012: the Hilton New Orleans St. Charles in May 2013; the Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Acquired properties are included in the Company’s results of operations and comprehensive income (loss) from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hilton New Orleans St. Charles in May 2013, the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012 had occurred on January 1, 2012. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$235,984	$226,686	$434,584	$415,416

Income available (loss attributable) to common stockholders from continuing operations	$15,587	$6,269	$34,067	$(16,918)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.10	$0.03	$(0.09)	$(0.17)

For both the three and six months ended June 30, 2013, the Company has included $1.9 million of revenue and net income of $0.3 million in its consolidated statements of operations and comprehensive income (loss) related to the Company’s May 2013 acquisition. For both the three and six months ended June 30, 2012, the Company has included $2.7 million of revenue and a net loss of $0.9 million in its consolidated statements of operations and comprehensive income (loss) related to the Company’s 2012 acquisition.

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate potential tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of June 30, 2013. During the three and six months ended June 30, 2013, the Company recognized $0.7 million and $1.2 million, respectively, in dividends on the Preferred Equity Investment, which is included in interest and other income on the Company’s consolidated statements of operations and comprehensive income (loss). The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of June 30, 2013. In addition, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The $14.0 million pension plan liability is included in other liabilities on the Company’s consolidated balance sheet as of June 30, 2013. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 and the six months ended June 30, 2012, to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

Prior to the sale of the Rochester Portfolio, pension liability adjustments related to the Rochester Portfolio’s defined benefit retirement plan were recorded as other comprehensive income (loss). The following table details the activity in accumulated other comprehensive loss in January 2013 due to the sale of the Rochester Portfolio (in thousands):

	One Month Ended January 31, 2013	Affected Line in the Company’s Statements of Operations and Comprehensive Income (Loss)
	(unaudited)
Beginning balance of accumulated other comprehensive loss	$(5,335)
Sale of Rochester Portfolio — pension liability adjustment	5,335	Income from discontinued operations
Ending balance of accumulated other comprehensive loss	$—

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

The following table sets forth the discontinued operations for the three and six months ended June 30, 2013 and 2012 for the four hotels and the commercial laundry facility sold in 2013, as well as the four hotels and the office building sold in 2012 and the Royal Palm Miami Beach sold in 2011 (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$29,133	$3,690	$56,120
Operating expenses	—	(20,427)	(3,686)	(40,205)
Interest expense	—	(2,127)	(99)	(4,271)
Depreciation and amortization expense	—	(3,983)	—	(7,857)
Loss on extinguishment of debt	—	—	(3,115)	—
Gain on sale of hotels and other assets, net	—	—	51,620	177

Income from discontinued operations	$—	$2,596	$48,410	$3,964

5. Interest Rate Derivative Agreements

At June 30, 2013 and December 31, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000 which extended the maturity date from April 2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the 3-month LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million at June 30, 2013 and $120.0 million at December 31, 2012. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the 3-month LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $180.0 million at June 30, 2013.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $40.2 million as of June 30, 2013.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements during the three and six months ended June 30, 2013 resulted in net gains of $0.3 million and $0.4 million, respectively, which have been reflected as decreases in interest expense for the three and six months ended June 30, 2013. Changes in the fair value of the Company’s interest rate derivative agreements during the three and six months ended June 30, 2012 resulted in net losses of $0.4 million and $0.5 million, respectively, which have been reflected as increases in interest expense for the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, the fair values of the interest rate cap agreements totaled an asset of $0.1 million and $48,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.3 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Acquisition deposits	$20,000	$—
Property and equipment, net	2,542	2,529
Land held for development	188	188
Intangibles, net	7,577	7,877
Dividends receivable	229	—
Interest rate cap derivative agreements	105	48
Cash trap receivables	4,443	8,208
Other receivables	4,115	4,130
Other	2,992	2,922
	$42,191	$25,902

During the first six months of 2013, the Company paid refundable deposits totaling $20.0 million towards the July 2013 acquisition of the Boston Park Plaza (see Note 13).

Property and equipment, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Cost basis	$10,554	$10,153
Accumulated depreciation	(8,012)	(7,624)
Property and equipment, net	$2,542	$2,529

The Company’s other assets, net as of June 30, 2013 and December 31, 2012, include BuyEfficient’s intangible assets totaling $7.6 million and $7.9 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straightline method over their useful lives ranging between seven to 20 years. Accumulated amortization totaled $1.5 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively. Amortization expense totaled $0.1 million for both the three months ended June 30, 2013 and 2012, and $0.3 million for both the six months ended June 30, 2013 and 2012.

The Company’s other assets, net as of June 30, 2013 include $0.2 million in dividends to be received for the month of June on the Preferred Equity Investment. During the three and six months ended June 30, 2013, the Company recognized a total of $0.7 million and $1.2 million, respectively, in dividends on the Preferred Equity Investment, which are included in interest and other income on the Company’s consolidated statements of operations and comprehensive income (loss).

In conjunction with the Company’s third quarter 2012 sales of the Marriott Del Mar, the Hilton Del Mar and the Marriott Troy, the mortgages secured by these hotels were assumed by the buyers of the hotels. These mortgages contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of the three hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to the Company only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. During the three and six months ended June 30, 2013, a total of $3.8 million was returned to the Company related to the mortgages secured by the Marriott Del Mar and the Marriott Troy. The remaining $4.4 million continues to be held by the lender associated with the mortgage secured by the Hilton Del Mar. The remaining cash will be returned to the Company once the lender releases the cash to the buyer, which is expected to occur within the near term.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.97% to 6.60%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 13 hotel properties at both June 30, 2013, and December 31, 2012.	$883,085	$890,668
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	233,112	234,724
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. Repurchased and redeemed in January 2013. The notes were guaranteed by the Company and certain of its subsidiaries.	—	58,000
	1,296,197	1,363,392
Less: discount on Senior Notes	—	(3)
	1,296,197	1,363,389
Less: current portion	(20,571)	(76,723)
	$1,275,626	$1,286,666

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

In February 2012, the Company used its existing cash to repurchase $4.5 million in aggregate principal amount of the Senior Notes for $4.57 million.  After the repurchase, such Senior Notes were cancelled.  The Company wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt.

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

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$16,807	$17,806	$33,617	$35,880
(Gain) loss on derivatives	(260)	423	(417)	499
Accretion of Senior Notes	—	258	3	524
Amortization of deferred financing fees	725	939	1,483	1,882
Write-off of deferred financing fees	—	3	—	3
	$17,272	$19,429	$34,686	$38,788

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Property, sales and use taxes payable	$16,434	$13,254
Income tax payable	125	125
Accrued interest	3,744	4,901
Advance deposits	8,362	6,938
Management fees payable	837	2,346
Other	3,854	3,399
	$33,356	$30,963

Other liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Deferred gain on sale of asset	$14,000	$—
Interest rate swap derivative agreement	1,264	1,636
Income tax payable	1,456	—
Deferred revenue	7,057	1,089
Deferred rent	10,868	9,459
Deferred incentive management fees	1,470	—
Other	2,840	2,886
	$38,955	$15,070

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

In June 2013, the Company received a $6.5 million incentive from Hyatt Franchising L.L.C. for rebranding the Company’s Hyatt Chicago Magnificent Mile from a Wyndham to a Hyatt. The Company is amortizing this incentive on a straightline basis over the remaining 25-year term of its franchise agreement with Hyatt. The Company includes the $0.3 million portion of the incentive to be recognized during the next 12 months in accounts payable and accrued expenses, and includes the long-term portion of $6.2 million in other liabilities in its consolidated balance sheets.

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

9. Series C Cumulative Convertible Redeemable Preferred Stock

In May 2013, the Company redeemed all 4,102,564 shares of its Series C preferred stock for an aggregate redemption price of $101.1 million, including $1.1 million in accrued dividends. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $0.1 million was recognized related to the original issuance costs of the Series C preferred stock, which were previously included in additional paid in capital. The Company redeemed the Series C preferred shares using cash received from its February 2013 common stock offering. After the redemption date, the Company has no outstanding shares of Series C preferred stock, and all rights of the holders of such shares were terminated.

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

Common Stock

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used $279.7 million of these proceeds to redeem all of its Series A preferred stock in March 2013, and its Series C preferred stock in May 2013, including accrued interest, and used an additional $6.0 million towards the acquisition of the Hilton New Orleans St. Charles. The Company will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

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

11. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over periods from three to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of the following measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

The Company’s compensation expense related to these restricted shares and performance awards for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$1,838	$1,311	$3,440	$2,751

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the fact that the Company withholds and uses a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the six months ended June 30, 2013 is as follows (in thousands):

Six Months Ended June 30, 2013
(unaudited)
Total compensation expense, including forfeitures	$3,440
Net-settle adjustment	(1,124)
Amortization related to shares issued to design and construction employees	193
Vesting of restricted stock presented on statement of equity	$2,509

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and six months ended June 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$6,463	$5,791	$11,818	$10,686
Discontinued operations	—	616	65	1,182
	$6,463	$6,407	$11,883	$11,868

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three and six months ended June 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$682	$884	$1,486	$1,560
Discontinued operations	—	201	—	358
	$682	$1,085	$1,486	$1,918

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

Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$8,771	$7,493	$15,249	$13,464
Discontinued operations	—	936	73	1,697
	$8,771	$8,429	$15,322	$15,161

Total license and franchise costs included royalties of $2.9 million and $2.6 million, respectively, for the three months ended June 30, 2013 and 2012, and $5.0 million and $4.7 million, respectively, for the six months ended June 30, 2013 and 2012. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At June 30, 2013, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at June 30, 2013 totaled $26.3 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(1,614)	(871)
	$57,289	$58,032

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2013 are as follows (in thousands):

2013	$1,437
2014	1,429
2015	1,403
2016	1,403
2017	1,403
Thereafter	111,517
Total minimum lease payments (1)	118,592
Less: Amount representing interest (2)	(102,954)
Present value of net minimum lease payments (3)	$15,638

(1)         Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for either the three or six months ended June 30, 2013.

(2)         Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)         The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheets as a current obligation of $35,000 and as long-term obligations of $15.6 million as of both June 30, 2013 and December 31, 2012. The current obligations are included in accounts payable and accrued expenses, and the long-term obligations are included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and six months ended June 30, 2013 and 2012 was included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,355	$4,296	$8,586	$8,460
Discontinued operations	—	7	—	14
	$4,355	$4,303	$8,586	$8,474

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended June 30, 2013 and 2012, and $0.2 million for both the six months ended June 30, 2013 and 2012, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York and Illinois exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these states. As of June 30, 2013, the Company’s 27 hotels were concentrated in California, New York and Illinois as follows:

	California	New York	Illinois
	(unaudited)	(unaudited)	(unaudited)
Number of hotels	8	3	3
Percentage of total rooms	31%	11%	10%
Percentage of total revenue for the three months ended June 30, 2013	29%	16%	9%
Percentage of total revenue for the six months ended June 30, 2013	30%	14%	7%

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

At June 30, 2013, the Company had $3.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to the building lease for the Hyatt Chicago Magnificent Mile and to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through June 30, 2013. Effective July 3, 2013, the $2.8 million letter of credit related to the building lease for the Hyatt Chicago Magnificent Mile was cancelled, leaving $0.9 million of outstanding irrevocable letters of credit.

13. Subsequent Events

On July 2, 2013, the Company completed its previously announced acquisition of the 1,053-room Boston Park Plaza for a gross purchase price of $250.0 million, excluding prorations and closing costs. The acquisition was structured as a tax-deferred exchange and was funded with a combination of cash on hand, the remainder of the cash proceeds held by the accommodator, and the assumption of a $119.2 million non-recourse loan secured by the hotel with a fixed interest rate of 4.402% and a maturity date in February 2018. The Company is currently evaluating the accounting for this acquisition.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2013, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to, the following factors:

•                  general economic and business conditions affecting the lodging and travel industry, internationally, nationally and locally, including a U.S. recession or global economic slowdown;

•                  our need to operate as a REIT and comply with other applicable laws and regulations;

•                  rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•                  relationships with and requirements of franchisors and hotel brands;

•                  relationships with and the performance of the managers of our hotels;

•                  the ground, building or air leases for ten of the 27 hotels held for investment as of June 30, 2013;

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

We own primarily upper upscale hotels in the United States. As of June 30, 2013, we had interests in 27 hotels (the “27 hotels”), which are currently held for investment. Of the 27 hotels, we classify 25 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All of our 27 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. All of our 27 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 27 hotel portfolio average 440 rooms in size.

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

During the past three years and continuing into 2013, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during the past three years, we selectively acquired interests in seven hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; and the Boston Park Plaza in July 2013. Based on our purchase prices, the combined asset value of these seven hotels totals $1.4 billion, or $321,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

On May 1, 2013, we purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits. The acquisition was funded with $53.2 million of proceeds generated by our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, as well as with proceeds received from our February 2013 issuance of common stock. The sale proceeds were held by the accommodator in order to facilitate a tax-deferred exchange.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility. However, in light of our current financial objectives, we expect to fund the majority of our near-term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated return expectations. In connection with this strategy, during the past three years, we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sales prices, the combined asset value of these 10 hotels totals $547.2 million, or $306,000 per key. In addition, during the past three years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; and a commercial laundry facility located in Rochester, Minnesota in January 2013.

In January 2013, we sold the Rochester Hotels and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate potential tax-deferred exchanges. As of June 30, 2013, a total of $73.2 million of the cash held by the accommodator has been used to fund tax-deferred exchanges, including $53.2 million used to fund the majority of the purchase of the Hilton New Orleans St. Charles, and $20.0 million used to pay refundable deposits towards the July 2013 acquisition of the Boston Park Plaza. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

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

In February 2013, we issued 25,300,000 shares of our common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of $294.9 million. We used these proceeds to redeem all of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) and all of our Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”), as well as to partially fund our acquisitions of the Hilton New Orleans St. Charles and the Boston Park Plaza.

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

In May 2013, we used a portion of the proceeds we received from our February 2013 common stock offering to redeem all 4,102,564 shares of our Series C preferred stock for an aggregate redemption price of $101.1 million, including $1.1 million in accrued dividends. An additional redemption charge of $0.1 million was recognized related to the original issuance costs of the Series C preferred stock, which were previously included in additional paid in capital. After the redemption date, we have no outstanding shares of Series C preferred stock, and all rights of the holders of such shares were terminated.

As of June 30, 2013, the weighted average term to maturity of our debt is approximately four years, and 68.1% of our debt is fixed rate with a weighted average interest rate of 5.6%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at June 30, 2013, is 4.9%.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 27 hotels in which we have interests as of June 30, 2013. In addition, our Comparable Portfolio includes prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hilton New Orleans St. Charles. We intend to exclude the Boston Park Plaza from calculating Comparable RevPAR in 2013 due to the addition of 12 rooms in September 2012, and an additional 100 rooms in January 2013;

•                  RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•                  Operating flow through, which is the comparison between reporting periods of the change in hotel EBITDA divided by the change in hotel revenues;

•                  EBITDA, which is net income (loss) excluding: non-controlling interests; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property taxes,  and any other identified adjustments;

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses and management fees. Additionally, this category includes general and administrative expenses for BuyEfficient;

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, contract and professional fees, investor relations expenses, stock exchange fees, association fees, corporate insurance, legal, conference and travel expenses and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to both our corporate office and BuyEfficient’s furniture, fixtures, equipment and intangibles.

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

•                  Preferred stock dividends and redemption charge, which includes dividends earned on our Series A preferred stock and Series C preferred stock up until their redemptions in March 2013 and May 2013, respectively, and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values; and

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. Since 2010, following a two year cyclical trough, we continue to see signs of improving demand trends. In 2012, Comparable Portfolio RevPAR increased 5.7% as compared to 2011, with a 270 basis point increase in portfolio occupancy. These improving demand trends continued in the first six months of 2013. As a result, our Comparable Portfolio RevPAR increased 2.1% in the first quarter of 2013 as compared to the same period in 2012, and 2.2% in the second quarter of 2013 as compared to the same period in 2012. We saw these increases in RevPAR during the first and second quarters of 2013, even as occupancy declined 140 basis points during the first quarter and 80 basis points during the second quarter due to the fact that several of our hotels were under major room renovations during the first six months of 2013. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters if the U.S. economy continues to grow and employment levels continue to improve.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of several years during which aggregate U.S. hotel supply, as indicated by the number of new hotel room openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in both New York City and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index, which was negatively impacted by several capital investment programs at our hotels, decreased 180 basis points during the first six months of 2013 as compared to the same period in 2012.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Our Comparable Portfolio operating flow through was 28.2% based on changes in hotel EBITDA and hotel revenues from the first six months of 2013 as compared to the same period in 2012.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 27 hotels (11,886 rooms) as of June 30, 2013 and 25 hotels (11,275 rooms) as of June 30, 2012, as well as discontinued operations for 8 hotels (2,350 rooms) as of June 30, 2012. No hotels were classified as discontinued operations for the three months ended June 30, 2013.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$168,260	$148,302	$19,958	13.5%
Food and beverage	52,842	52,168	674	1.3%
Other operating	13,536	12,372	1,164	9.4%
Total revenues	234,638	212,842	21,796	10.2%

OPERATING EXPENSES
Hotel operating	133,194	121,737	11,457	9.4%
Property general and administrative	25,288	23,611	1,677	7.1%
Corporate overhead	7,359	7,575	(216)	(2.9)%
Depreciation and amortization	32,175	31,305	870	2.8%
Total operating expenses	198,016	184,228	13,788	7.5%

Operating income	36,622	28,614	8,008	28.0%

Interest and other income	788	74	714	964.9%
Interest expense	(17,272)	(19,429)	2,157	11.1%

Income before income taxes and discontinued operations	20,138	9,259	10,879	117.5%
Income tax provision	(129)	—	(129)	(100.0)%
Income from continuing operations	20,009	9,259	10,750	116.1%
Income from discontinued operations	—	2,596	(2,596)	(100.0)%

Net income	20,009	11,855	8,154	68.8%
Income from consolidated joint venture attributable to non-controlling interest	(1,226)	(307)	(919)	(299.3)%
Distributions to non-controlling interest	(8)	(8)	—	—
Preferred stock dividends and redemption charge	(3,510)	(7,437)	3,927	52.8%
Undistributed income allocated to unvested restricted stock compensation	(126)	(47)	(79)	(168.1)%

Income available to common stockholders	$15,139	$4,056	$11,083	273.2%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 27 hotels (11,886 rooms) as of June 30, 2013 and 25 hotels (11,275 rooms) as of June 30, 2012, as well as discontinued operations for four hotels (1,222 rooms) as of June 30, 2013 and 8 hotels (2,350 rooms) as of June 30, 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$300,883	$267,924	$32,959	12.3%
Food and beverage	102,470	99,003	3,467	3.5%
Other operating	26,206	24,149	2,057	8.5%
Total revenues	429,559	391,076	38,483	9.8%

OPERATING EXPENSES
Hotel operating	260,754	236,830	23,924	10.1%
Property general and administrative	48,894	45,521	3,373	7.4%
Corporate overhead	13,530	12,773	757	5.9%
Depreciation and amortization	66,191	62,187	4,004	6.4%
Total operating expenses	389,369	357,311	32,058	9.0%

Operating income	40,190	33,765	6,425	19.0%

Interest and other income	1,351	137	1,214	886.1%
Interest expense	(34,686)	(38,788)	4,102	10.6%
Loss on extinguishment of debt	(44)	(191)	147	77.0%

Income (loss) before income taxes and discontinued operations	6,811	(5,077)	11,888	234.2%
Income tax provision	(6,286)	—	(6,286)	(100.0)%
Income (loss) from continuing operations	525	(5,077)	5,602	110.3%
Income from discontinued operations	48,410	3,964	44,446	1,121.2%

Net income (loss)	48,935	(1,113)	50,048	4,496.7%
Income from consolidated joint venture attributable to non-controlling interest	(1,523)	(867)	(656)	(75.7)%
Distributions to non-controlling interest	(16)	(16)	—	—
Preferred stock dividends and redemption charge	(14,413)	(14,874)	461	3.1%
Undistributed income allocated to unvested restricted stock compensation	(264)	—	(264)	(100.0)%

Income available (loss attributable) to common stockholders	$32,719	$(16,870)	$49,589	293.9%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 27 hotel Comparable Portfolio, which includes prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hilton New Orleans St. Charles.

Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
83.0%	$188.89	$156.78	83.8%	$183.05	$153.40	(80) bps	3.2%	2.2%

Six Months Ended June 30, 2013			Six Months Ended June 30, 2012			Change
Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
78.7%	$179.22	$141.05	79.8%	$173.06	$138.10	(110) bps	3.6%	2.1%

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

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease asset recorded in conjunction with our acquisition of the Hilton New Orleans St. Charles. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•                  Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired because, like interest expense, their removal helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure.

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

•                  Cumulative effect of a change in accounting principle: infrequently, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•                  Impairment losses: we exclude the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges, which are based off of historical cost account values, are similar to gains (losses) on dispositions and depreciation expense, both of which are also excluded from Adjusted EBITDA.

•                  Other adjustments: we exclude other adjustments such as lawsuit settlement costs (or the reversal of these costs), prior year property tax assessments and/or credits, management company transition costs, and departmental closing costs, including severance, because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$20,009	$11,855	$48,935	$(1,113)
Operations held for investment:
Depreciation and amortization	32,175	31,305	66,191	62,187
Amortization of lease intangibles	1,028	1,028	2,056	2,056
Interest expense	17,272	19,429	34,686	38,788
Income tax provision	129	—	6,286	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,226)	(307)	(1,523)	(867)
Depreciation and amortization	(903)	(1,420)	(2,338)	(2,839)
Interest expense	(592)	(623)	(1,169)	(1,250)
Discontinued operations:
Depreciation and amortization	—	3,983	—	7,857
Amortization of lease intangibles	—	7	—	14
Interest expense	—	2,127	99	4,271

EBITDA	67,892	67,384	153,223	109,104

Operations held for investment:
Amortization of deferred stock compensation	1,241	896	2,316	1,842
Amortization of favorable and unfavorable contracts, net	115	—	229	—
Non-cash straightline lease expense	342	693	1,035	1,389
Capital lease obligation interest — cash ground rent	(351)	(117)	(702)	(117)
Gain on sale of assets	(5)	—	(5)	(11)
Loss on extinguishment of debt	—	—	44	191
Closing costs — completed acquisitions	690	1,339	837	1,375
Lawsuit settlement costs, net	358	255	358	158
Prior year property tax assessments, net	106	1,061	106	1,061
Non-controlling interests:
Non-cash straightline lease expense	(112)	(113)	(225)	(226)
Prior year property tax assessments	—	(265)	—	(265)
Discontinued operations:
Gain on sale of assets	—	—	(51,620)	(177)
Loss on extinguishment of debt	—	—	3,115	—
Lawsuit settlement costs reversal	—	—	—	(48)

	2,384	3,749	(44,512)	5,172

Adjusted EBITDA	$70,276	$71,133	$108,711	$114,276

Adjusted EBITDA was $70.3 million and $71.1 million for the three months ended June 30, 2013 and 2012, respectively, and $108.7 million and $114.3 million for the six months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA decreased $0.8 million and $5.6 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012, as additional earnings generated by the Hilton New Orleans St. Charles acquired in 2013 and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), were offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.

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

We also present Adjusted FFO when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO for the following items, which may occur in any period, and refer to this measure as Adjusted FFO:

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease asset recorded in conjunction with our acquisition of the Hilton New Orleans St. Charles. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

•                  Non-cash ground rent adjustments: we exclude the non-cash expense incurred from straightlining our ground lease obligations as this expense does not reflect the underlying performance of our hotels.

•                  Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the non-cash gains or losses on our derivatives, as well as the original issuance costs associated with the redemption of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

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

•                  Other adjustments: we exclude other adjustments such as lawsuit settlement costs (or the reversal of these costs), prior year property tax assessments and/or credits, management company transition costs, departmental closing costs, including severance, and income tax provisions because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income (loss)	$20,009	$11,855	$48,935	$(1,113)
Preferred stock dividends and redemption charge	(3,510)	(7,437)	(14,413)	(14,874)
Operations held for investment:
Real estate depreciation and amortization	31,831	31,006	65,503	61,581
Amortization of lease intangibles	1,028	1,028	2,056	2,056
Gain on sale of assets	(5)	—	(5)	(11)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,226)	(307)	(1,523)	(867)
Real estate depreciation and amortization	(903)	(1,420)	(2,338)	(2,839)
Discontinued operations:
Real estate depreciation and amortization	—	3,983	—	7,857
Amortization of lease intangibles	—	7	—	14
Gain on sale of assets	—	—	(51,620)	(177)

FFO	47,224	38,715	46,595	51,627

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	115	—	229	—
Non-cash straightline lease expense	342	693	1,035	1,389
Write-off of deferred financing fees	—	3	—	3
Non-cash interest related to (gain) loss on derivatives, net	(260)	423	(417)	499
Loss on extinguishment of debt	—	—	44	191
Closing costs — completed acquisitions	690	1,339	837	1,375
Lawsuit settlement costs, net	358	255	358	158
Prior year property tax assessments, net	106	1,061	106	1,061
Income tax provision	129	—	6,286	—
Preferred stock redemption charge	130	—	4,771	—
Non-controlling interests:
Non-cash straightline lease expense	(112)	(113)	(225)	(226)
Non-cash interest related to loss on derivative	(1)	—	(1)	(1)
Prior year property tax assessments	—	(265)	—	(265)
Discontinued operations:
Loss on extinguishment of debt	—	—	3,115	—
Lawsuit settlement costs reversal	—	—	—	(48)

	1,497	3,396	16,138	4,136

Adjusted FFO	$48,721	$42,111	$62,733	$55,763

Adjusted FFO was $48.7 million and $42.1 million for the three months ended June 30, 2013 and 2012, respectively, and $62.7 million and $55.8 million for the six months ended June 30, 2013 and 2012, respectively. Adjusted FFO increased $6.6 million and $7.0 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012 primarily due to additional earnings generated by the Hilton New Orleans St. Charles acquired in 2013 and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), combined with a decrease in interest expense due to reduced loan balances. These increases to Adjusted FFO were partially offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.

Room revenue. Room revenue increased $20.0 million, or 13.5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. We acquired the Hilton New Orleans St. Charles in May 2013, the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. These three recently acquired hotels (the “three recently acquired hotels”) contributed additional room revenue of $10.8 million during the three months ended June 30,

2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during the second quarter of 2013 by a major renovation, which caused 7,646 room nights to be out of service during the second quarter of 2013, displacing approximately $1.5 million in room revenue based on the hotel achieving a potential 84.6% occupancy rate and RevPAR of $174.94 without the renovation. In addition, room revenue during the second quarter of 2013 increased as compared to the same period in 2012 due to a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), who manage 10 of our 27 hotels. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar, which caused there to be an additional seven days and approximately $6.3 million more in room revenue for the Marriott-managed hotels during the second quarter of 2013 as compared to the second quarter of 2012. Room revenue generated by the 24 hotels we owned prior to January 1, 2012 (our “existing portfolio”) increased $2.9 million during the second quarter of 2013 as compared to the second quarter of 2012 due to an increase in ADR ($3.0 million) partially offset by a decrease in occupancy ($0.1 million). Room revenue in our existing portfolio was negatively impacted during the second quarter of 2013 by major room renovations at three hotels in our existing portfolio (the “three renovation hotels”): the Hilton Times Square; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These major room renovations caused a total of 5,171 room nights to be out of service during the second quarter of 2013, displacing approximately $0.9 million in room revenue based on the three renovation hotels achieving a combined potential 86.1% occupancy rate and RevPAR of $194.10 without the renovations.

Room revenue increased $33.0 million, or 12.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The three recently acquired hotels generated additional room revenue of $15.7 million during the six months ended June 30, 2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during the first six months of 2013 by a major renovation, which caused 13,601 room nights to be out of service during the first half of 2013, displacing approximately $2.4 million in room revenue based on the hotel achieving a potential 74.9% occupancy rate and RevPAR of $127.70 without the renovation. In addition, Marriott’s change from using a 13-fiscal period accounting calendar to a standard 12-month calendar caused there to be an additional 16 days and approximately $11.7 million more in room revenue for the Marriott-managed hotels during the first six months of 2013 as compared to the same period in 2012. Room revenue generated by our existing portfolio increased $5.6 million during the first six months of 2013 as compared to the same period in 2012 due to an increase in ADR ($7.6 million), partially offset by a decrease in occupancy ($2.0 million). Room revenue in our existing portfolio was negatively impacted during the first six months of 2013 by the three renovations hotels as a total of 26,686 room nights were out of service during the first six months of 2013, displacing approximately $5.2 million in room revenue based on the three renovation hotels achieving a combined potential 81.6% occupancy rate and RevPAR of $169.76 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $0.7 million, or 1.3%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The three recently acquired hotels contributed an additional $1.1 million to food and beverage revenue during the second quarter of 2013, though food and beverage revenue generated by the Hyatt Chicago Magnificent Mile was negatively affected by the hotel’s major renovation. Marriott’s additional seven days in the second quarter of 2013 generated approximately $2.6 million in food and beverage revenue for the Marriott-managed hotels during the second quarter of 2013 as compared to the second quarter of 2012. Food and beverage revenue in our existing portfolio decreased $3.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to decreased banquet revenue at several of our hotels. Although the number of group room nights increased 2,968 during the second quarter of 2013 as compared to the second quarter of 2012, the type of group shifted from corporate and citywide business with a higher number of banquet functions to associations with fewer banquet functions. In addition, revenue at our outlets decreased due to lower occupancy in many of our hotels, combined with the negative impact of the three renovation hotels.

Food and beverage revenue increased $3.5 million, or 3.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The three recently acquired hotels contributed an additional $1.7 million to food and beverage revenue during the first six months of 2013, though food and beverage revenue generated by the Hyatt Chicago Magnificent Mile was negatively affected by the hotel’s major renovation. Marriott’s additional 16 days in the first six months of 2013 generated approximately $4.0 million in food and beverage revenue for the Marriott-managed hotels during the first six months of 2013 as compared to the first six months of 2012. Food and beverage revenue in our existing portfolio decreased $2.2 million during the first six months of 2013 as compared to the same period in 2012, primarily due to the same reasons described above in the discussion regarding the second quarter.

Other operating revenue. Other operating revenue increased $1.2 million, or 9.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The three recently acquired hotels contributed an additional $0.5 million to other operating revenue during the second quarter of 2013. In addition, BuyEfficient’s revenue increased $0.1 million during the second quarter of 2013 as compared to the same period in 2012 due to increased transaction and development fees. Other operating revenue in our existing portfolio increased $0.6 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, as increased parking, spa, cancellation and attrition revenue were slightly offset by decreased telephone revenue.

Other operating revenue increased $2.1 million, or 8.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Our three recently acquired hotels contributed an additional $0.9 million to other operating revenue during the first six months of 2013. In addition, BuyEfficient’s revenue increased $0.3 million during the first six months of 2013 as compared to the same period in 2012 due to increased transaction and development fees. Other operating revenue in our existing portfolio increased $0.9 million during the first six months of 2013 as compared to the same period in 2012, primarily due to the same reasons described above in the discussion regarding the second quarter.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $11.5 million, or 9.4%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The three recently acquired hotels contributed an additional $7.7 million to hotel operating expenses during the second quarter of 2013. Hotel operating expenses in our existing portfolio increased $3.8 million during the three months ended June 30, 2013 as compared to the same period in 2012. This increase in hotel operating expenses is primarily related to the corresponding increase in room revenue, combined with the Marriott-managed hotels’ seven additional days in the second quarter of 2013 as compared to the same period in 2012. In addition, hotel operating expenses in our existing portfolio increased during the three months ended June 30, 2013 as compared to the same period in 2012 due to increases in property and liability insurance premiums. These increases were partially offset by a decrease in property taxes during the second quarter of 2013 as compared to the same period in 2012 due to a $1.9 million estimated supplemental property tax assessment recorded in 2012 on the Hilton San Diego Bayfront, which was offset by smaller assessments recorded at several of our hotels in 2013.

Hotel operating expenses increased $23.9 million, or 10.1%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The three recently acquired hotels contributed $13.9 million to hotel operating expenses during the first six months of 2013. Hotel operating expenses in our existing portfolio increased $10.0 million during the first six months of 2013 as compared to the same period in 2012, primarily due to the same reasons described above in the discussion regarding the second quarter, except property taxes increased during the first six months of 2013 as compared to the same period in 2012 due to increased property taxes assessments at many of our hotels.

Property general and administrative expense. Property general and administrative expense increased $1.7 million, or 7.1%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The three recently acquired hotels contributed an additional $1.2 million to property general and administrative expense during the second quarter of 2013. Property general and administrative expense in our existing portfolio increased $0.5 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to the Marriott-managed hotels’ seven additional days in the second quarter of 2013 as compared to the same period in 2012, combined with increased management fees and credit and collection expenses due to the increase in revenue, partially offset by decreased payroll and related costs and contract and professional fees.

Property general and administrative expense increased $3.4 million, or 7.4%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The three recently acquired hotels contributed $2.2 million to property general and administrative expense during the first six months of 2013. In addition, BuyEfficient contributed an additional $0.2 million in property general and administrative expense during the first six months of 2013 as compared to the same period in 2012 due to increases in payroll and related expenses, including deferred stock compensation expense. Property general and administrative expense in our existing portfolio increased $1.0 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to increased payroll and related costs, management fees, and credit and collection expenses due to the increase in revenue, partially offset by decreased contract and professional fees.

Corporate overhead expense. Corporate overhead expense decreased $0.2 million, or 2.9%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to a $1.2 million decrease in acquisition and due diligence costs. During the second quarter of 2013, we incurred acquisition and due diligence costs of $0.7 million related to our completed acquisitions. During the second quarter of 2012, we incurred acquisition and due diligence costs of $1.3 million related to our completed acquisitions, and an additional $0.6 million related to in-process-or-abandoned projects. This decrease was partially offset by the following increases: payroll and related expenses ($0.3 million); deferred stock compensation ($0.3 million); contract and professional fees ($0.2 million); investor relations ($0.1 million); and legal ($0.1 million).

Corporate overhead expense increased $0.8 million, or 5.9%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to the following increases: payroll and related expenses ($0.8 million); deferred stock compensation ($0.4 million); contract and professional fees ($0.4 million); investor relations ($0.1 million); legal ($0.3 million); and conferences and travel ($0.1 million). These increases were partially offset by a $1.2 million decrease in acquisition and due diligence costs. During the first six months of 2013, we incurred acquisition and due diligence costs of $0.8 million related to our completed acquisitions. During the first six months of 2012, we incurred acquisition and due diligence costs of $1.4 million related to our completed acquisitions, and an additional $0.6 million related to in-process-or-abandoned projects. In addition, donations expense decreased $0.1 million during the first six months of 2013 as compared to the same period in 2012.

Depreciation and amortization expense. Depreciation and amortization increased $0.9 million, or 2.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The three recently acquired hotels contributed an additional $2.4 million to depreciation and amortization during the second quarter of 2013. Depreciation and amortization expense in our existing portfolio decreased $1.5 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to the fact that the advanced bookings recorded in connection with our purchases of the JW Marriott New Orleans and the Hilton San Diego Bayfront were fully amortized as of February 2013 and April 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Depreciation and amortization increased $4.0 million, or 6.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Our three recently acquired hotels contributed $5.1 million to depreciation and amortization during the first six months of 2013. Depreciation and amortization expense in our existing portfolio decreased $1.1 million during the first six months of 2013 as compared to the same period in 2012 primarily due to the same reasons described above in the discussion regarding the second quarter.

Interest and other income. Interest and other income totaled $0.8 million for the three months ended June 30, 2013, and $0.1 million for the three months ended June 30, 2012. In the second quarter of 2013, we recognized $0.7 million in interest on the Preferred Equity Investment, and $0.1 million in other miscellaneous income. In the second quarter of 2012, we recognized $0.1 million in interest and other miscellaneous income.

Interest and other income totaled $1.4 million for the six months ended June 30, 2013, and $0.1 million for the six months ended June 30, 2012. In the first six months of 2013, we recognized $1.2 million in interest on the Preferred Equity Investment, and $0.2 million in other miscellaneous income. In the first six months of 2012, we recognized $0.1 million in interest and other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest expense	$16,807	$17,806	$33,617	$35,880
(Gain) loss on derivatives	(260)	423	(417)	499
Accretion of Senior Notes	—	258	3	524
Amortization of deferred financing fees	725	939	1,483	1,882
Write-off of deferred financing fees	—	3	—	3

	$17,272	$19,429	$34,686	$38,788

Interest expense decreased $2.2 million, or 11.1%, during the three months ended June 30, 2013 as compared to the same period during 2012. Interest expense on our debt and capital lease obligations decreased $1.0 million during the second quarter of 2013 as compared to the second quarter of 2012 due to reduced loan balances. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense related to our derivatives decreased $0.7 million during the second quarter of 2013 as compared to the second quarter of 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during the same period in 2012. Interest expense related to the accretion of our Senior Notes decreased $0.3 million during the second quarter of 2013 as compared to the same period in 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.2 million during the second quarter of 2013 as compared to the same period in 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012.

Interest expense decreased $4.1 million, or 10.6%, during the six months ended June 30, 2013 as compared to the same period during 2012. Interest expense on our debt and capital lease obligations decreased $2.3 million during the first six months of 2013 as compared to the first six months of 2012 due to reduced loan balances. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense related to our derivatives decreased $0.9 million during the first six months of 2013 as compared to the first six months of 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during the same period in 2012. Interest expense related to the accretion of our Senior Notes decreased $0.5 million during the first six months of 2013 as compared to the same period in 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.4 million during the first six months of 2013 as compared to the same period in 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012.

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.9% at June 30, 2013 and 5.0% at June 30, 2012. Approximately 68.1% and 69.7% of our outstanding notes payable included in our continuing operations had fixed interest rates at June 30, 2013 and 2012, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $44,000 for the three and six months ended June 30, 2013, respectively, and zero and $0.2 million for the three and six months ended June 30, 2012, respectively. During the first six months of 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes. During the first six months of 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Income tax provision. Income tax provision totaled $0.1 million and $6.3 million for the three and six months ended June 30, 2013, respectively, and zero for both the three and six months ended June 30, 2012. During the first quarter of 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during the first quarter of 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS. During the second quarter of 2013, we recorded additional tax expense of $0.1 million related to estimated 2013 federal and state income tax resulting from the use of net operating loss carryforwards.

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

Properties:	Rooms:	Disposition Date:
2013:
Kahler Grand (1)	660	January 25, 2013
Kahler Inn & Suites	271	January 25, 2013
Marriott Rochester	202	January 25, 2013
Residence Inn by Marriott Rochester	89	January 25, 2013
Textile Care Services Rochester	—	January 25, 2013
2012:
Doubletree Guest Suites Minneapolis	229	September 14, 2012
Hilton Del Mar	257	September 14, 2012
Marriott Troy	350	September 14, 2012
Office building adjacent to the Marriott Troy	—	September 14, 2012
Marriott Del Mar	284	August 23, 2012
Total rooms	2,342

(1)         During the third quarter of 2012, the Company subtracted eight rooms from the Kahler Grand, bringing the hotel room count to 660.

Income from discontinued operations for the six months ended June 30, 2013 includes activity for the four hotels and one commercial laundry facility sold in January 2013. Income from discontinued operations for both the three and six months ended June 30, 2012 includes activity for four hotels and one commercial laundry facility sold in 2013, along with the four hotels and one office building sold during 2012. Income from discontinued operations for the six months ended June 30, 2012 also includes property tax refunds and reimbursements for certain transaction-related invoices for the Royal Palm Miami Beach, which we sold in April 2011. Income from discontinued operations is as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating revenues	$—	$29,133	$3,690	$56,120
Operating expenses	—	(20,427)	(3,686)	(40,205)
Interest expense	—	(2,127)	(99)	(4,271)
Depreciation and amortization expense	—	(3,983)	—	(7,857)
Loss on extinguishment of debt	—	—	(3,115)	—
Gain on sale of assets	—	—	51,620	177

	$—	$2,596	$48,410	$3,964

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $1.2 million and $1.5 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2012, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income (loss) for the three and six months ended June 30, 2013 and 2012 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.2 million and $1.5 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2012, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 and $16,000 for the three and six months ended June 30, 2013, respectively, and $8,000 and $16,000 for the three and six months ended June 30, 2012, respectively. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 and $16,000 for the three and six months ended June 30, 2013, respectively, and $8,000 and $16,000 for the three and six months ended June 30, 2012, respectively.

Preferred stock dividends and redemption charge. Preferred stock dividends and redemption charge totaled $3.5 million and $14.4 million for the three and six months ended June 30, 2013, respectively, as compared to $7.4 million and $14.9 million for the three and six months ended June 30, 2012, respectively. On March 1, 2013, we redeemed all 7,050,000 shares of our Series A preferred stock, and on May 31, 2013, we redeemed all 4,102,564 shares of our Series C preferred stock. These redemptions caused a decrease in preferred stock dividends of $4.0 million during the second quarter of 2013 as compared to the same period in 2012. This decrease was partially offset by the recognition during the second quarter of 2013 of a $0.1 million redemption charge on our Series C preferred stock related to the original issuance costs of the Series C preferred stock, which were previously included in additional paid in capital. For the six months ended June 30, 2013, preferred stock dividends decreased $5.2 million as compared to the same period in 2012 due to our Series A and Series C preferred stock redemptions. These decreases in preferred stock dividends were partially offset by a $4.6 million redemption charge recognized on our Series A preferred stock and a $0.1 million redemption charge recognized on our Series C preferred stock related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and $47,000 and zero for the three and six months ended June 30, 2012, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. Therefore, we selectively acquired one hotel during the six months ended June 30, 2013, and two hotels during 2012: the Hilton New Orleans St. Charles in May 2013; the Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we acquired the Boston Park Plaza in July 2013.

On May 1, 2013, we purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits. The acquisition was funded with $53.2 million of proceeds generated by our January 2013 sale of the Rochester Portfolio, as well as with proceeds received from our February 2013 issuance of common stock. The sale proceeds were held by the accommodator in order to facilitate a tax-deferred exchange.

On July 2, 2013, we acquired the 1,053-room Boston Park Plaza for a gross purchase price of $250.0 million, excluding prorations and closing costs. The acquisition was funded with a combination of cash on hand and the remainder of the cash proceeds held by the accommodator, plus the assumption of a $119.2 million non-recourse loan secured by the hotel with a fixed interest rate of 4.402% and a maturity date in February 2018.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, during 2012 and the first six months of 2013, we sold eight hotels: the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Rochester Hotels in January 2013. In addition, we sold an office building adjacent to the Marriott Troy in September 2012, and the commercial laundry facility included with the Rochester Portfolio in January 2013.

In January 2013, we sold the Rochester Portfolio to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate potential tax-deferred exchanges. As of June 30, 2013, a total of $73.2 million of the cash held by the accommodator has been used to fund tax-deferred exchanges, including $53.2 million used to fund the majority of the purchase of the Hilton New Orleans St. Charles, and $20.0 million used to pay refundable deposits towards the July 2013 acquisition of the Boston Park Plaza. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million Preferred Equity Investment in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $74.5 million for the six months ended June 30, 2013 as compared to $79.9 million for the six months ended June 30, 2012. This decrease was primarily due to an increase in restricted cash related to operating activities during the first six months of 2013 as compared to the same period in 2012.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2013 as compared to the first six months of 2012 was as follows (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Proceeds from sales of hotel properties and other assets	$195,621	$11
Cash proceeds held by accommodator	(72,287)	—
Restricted cash — replacement reserve	11,054	(5,177)
Acquisitions of hotel properties and other assets	(59,137)	(29,694)
Acquisition deposits	(20,000)	(3,000)
Renovations and additions to hotel properties and other assets	(69,089)	(48,483)
Payment for interest rate derivative	(12)	—

	$(13,850)	$(86,343)

Net cash used in investing activities was $13.9 million during the six months ended June 30, 2013 as compared to $86.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio, of which $59.1 million was used to fund our May 2013 tax-deferred exchange for the Hilton New Orleans St. Charles and $20.0 million was used to pay deposits towards our July 2013 tax-deferred exchange for the Boston Park Plaza. As of June 30, 2013, $72.3 million remained with the accommodator, which funds were used in July 2013 to fund a portion of our tax-deferred exchange for the Boston Park Plaza. During the first six months of 2013, we also decreased our restricted cash by $11.1 million, paid $69.1 million for renovations and additions to our portfolio and paid $12,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During the six months ended June 30, 2012, we received proceeds of $11,000 from the sale of surplus FF&E. This cash inflow was offset by the following cash outflows: $5.2 million as we increased the balance in our restricted cash replacement reserve accounts; $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile, partially offset by $21,000 of unrestricted cash received upon acquisition; $3.0 million paid as a deposit towards our July 2012 acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile; and $48.5 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities was $94.6 million for the six months ended June 30, 2013 compared to net cash provided of $59.8 million for the six months ended June 30, 2012. Net cash used in financing activities during the six months ended June 30, 2013 consisted of the following cash outflows: a total of $276.3 million paid to redeem all of our Series A and Series C preferred stock; $124.5 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $30.0 million to repay a draw on our credit facility and $9.3 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $14.8 million in preferred dividends to our stockholders; $0.9 million in distributions to the non-controlling interests in our hotels; and $5,000 in deferred financing costs paid in connection with our purchase of the interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront. These cash outflows were partially offset by $294.9 million in net proceeds received from our issuance of common stock and $30.0 million in proceeds received from our credit facility.

Net cash provided by financing activities for the six months ended June 30, 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $63.0 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility, $4.5 million to repurchase a portion of our Senior Notes and $11.3 million of principal payments on our notes payable. In addition, we paid $0.1 million in fees related to the repurchase a portion of our Senior Notes, $14.9 million in preferred dividends to our stockholders, and $3.3 million in distributions to the non-controlling interests in our hotels.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, dividends and redemptions of our preferred stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing leverage. Consistent with this strategy, we issued common stock during 2012 to fund our acquisitions of both the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

As of June 30, 2013, we had $1.3 billion of debt, $199.9 million of cash and cash equivalents, including restricted cash, and total assets of $3.1 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of June 30, 2013, all of our outstanding debt had fixed interest rates, except the $233.1 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of June 30, 2013, the weighted average term to maturity of our debt is approximately 4 years, and 68.1% of our debt is fixed rate with a weighted average interest rate of 5.6%. Including our variable-rate debt obligations based on the variable rates at June 30, 2013, the weighted average interest rate on our debt is 4.9%.

We may in the future seek to obtain mortgages on one or all of our 12 unencumbered hotels, all but three of which are currently held by subsidiaries whose interests are pledged to our credit facility at June 30, 2013: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 12 hotels had an aggregate of 4,196 rooms as of June 30, 2013, and generated $114.9 million in revenue during the first six months of 2013, including revenue generated prior to our ownership, as applicable. Should we obtain secured financing on any or all of our 12 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of June 30, 2013, our unrestricted cash balance was $123.2 million. Adjusting for the funds we used in July 2013 to purchase the Boston Park Plaza, our unrestricted pro forma cash balance as of June 30, 2013 was $64.7 million, which exceeds all of our pending debt maturities through May 2015. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the first half of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013, and our redemptions of all issued and outstanding shares of the Series A and Series C preferred stock in March 2013 and May 2013, respectively), selective acquisitions and capital investments in our portfolio. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of June 30, 2013 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,296,197	$20,571	$515,864	$331,718	428,044
Interest obligations on notes payable (1)	267,486	62,982	114,827	54,628	35,049
Capital lease obligations	15,638	35	28	2	15,573
Interest obligations on capital leases	102,954	1,402	2,804	2,804	95,944
Operating lease obligations	561,944	10,367	20,908	25,597	505,072
Construction commitments	26,252	26,252	—	—	—
Employment obligations	3,456	1,331	2,040	85	—

Total	$2,273,927	$122,940	$656,471	$414,834	$1,079,682

(1)              Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2013 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $69.1 million in our portfolio during the first six months of 2013. As of June 30, 2013, we have contractual construction commitments totaling $26.3 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2013, $36.1 million was held in FF&E reserve accounts for future capital expenditures at the 27 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenues prior to 2013 were also impacted by the 13-fiscal period accounting calendar used by Marriott. Beginning in 2013, Marriott, the third-party manager of 10 of our 27 hotels will switch to a standard 12-month fiscal calendar, which will shift the operating results for approximately 20 calendar days from the fourth quarter to the first three quarters. Revenues for our 27 hotel Comparable Portfolio by quarter for 2011, 2012 and 2013 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011 Comparable Portfolio revenues(1)	$177,039	$208,953	$194,223	$228,180	$808,395
2011 Revenues as a percentage of total	21.9%	25.8%	24.1%	28.2%	100.0%

2012 Comparable Portfolio revenues(1)	$187,347	$225,141	$206,772	$234,497	$853,757
2012 Revenues as a percentage of total	21.9%	26.4%	24.2%	27.5%	100.0%

2013 Comparable Portfolio revenues(1)	$197,112	$234,296

(1)                  Includes all 27 hotel properties in which we have interests as of June 30, 2013. Also includes the following prior ownership results: the Hilton New Orleans St. Charles for all of 2011 and 2012, and during the periods in 2013 before our acquisition of the hotel; the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2011 and during the periods in 2012 before our acquisitions of the hotels; and the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront during the periods in 2011 before our acquisitions of the hotels.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During the first six months of 2013 and the full-year 2012, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired in our purchases of Hilton New Orleans St. Charles, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/ Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•                  Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties and other investments are depreciated using the straightline method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

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

As of June 30, 2013, 68.1% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future cash flows by approximately $4.4 million based on the variable rates at June 30, 2013. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.8 million, after adjusting for the non-controlling interest in the Hilton San Diego Bayfront based on the variable rates at June 30, 2013. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

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
3.1

Articles of Amendment and Restatement of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-11 (File No. 333-117141), filed by the Company).

3.2	Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q, filed by the Company on August 5, 2008).

3.3

First Amendment to the Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of March 19, 2012 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on March 22, 2012).

3.4	Form of Articles Supplementary for Series C preferred stock (incorporated by reference to Exhibit 3 to Form 8-K filed by the Company on July 13, 2005).

3.5	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A filed by the Company on April 6, 2011).

3.6

Articles Supplementary Prohibiting the Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Shareholder Approval (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on April 29, 2013).

10.1	Loan Agreement, dated January 27, 2013 between RP/HH Park Plaza, Limited Partnership (as borrower) and Bank of America, N.A. (as lender).

10.2

Assumption Agreement, dated July 2, 2013, by U.S. BANK NATIONAL ASSOCIATION, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8, Commercial Mortgage Pass-Through Certificates, Series 2013-C8 (“Noteholder”), RP/HH PARK PLAZA, LIMITED PARTNERSHIP, a Delaware limited partnership (“Borrower”), ROCKPOINT REAL ESTATE FUND III, L.P., a Delaware limited partnership (“Original Guarantor”), BOSTON 1927 OWNER, LLC, a Delaware limited liability company (“Assumptor”) and SUNSTONE HOTEL PARTNERSHIP, LLC, a Delaware limited liability company (“New Guarantor”) and is acknowledged and agreed to by BOSTON 1927 LESSEE, INC., a Delaware corporation (“Operating Lessee”) solely to acknowledge and agree to certain representations, warranties and covenants.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements that have been detail tagged. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 7, 2013	By:	/s/ Bryan A. Giglia
Bryan A. Giglia
(Chief Financial Officer and Duly Authorized Officer)