Form 10-Q
period 2013-09-30
Sunstone Hotel Investors, Inc.
filed 2013-11-12
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

182,870,062 shares of Common Stock, $0.01 par value, as of November 1, 2013

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,225	$157,217
Restricted cash	84,139	78,394
Accounts receivable, net	41,223	27,498
Inventories	1,288	1,377
Prepaid expenses	10,815	10,739
Assets held for sale, net	—	132,335

Total current assets	237,690	407,560
Investment in hotel properties, net	2,977,049	2,681,877
Deferred financing fees, net	9,955	11,931
Goodwill	9,405	9,405
Other assets, net	21,587	25,902

Total assets	$3,255,686	$3,136,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,806	$22,646
Accrued payroll and employee benefits	28,650	26,738
Dividends payable	10,444	7,437
Other current liabilities	36,097	30,963
Current portion of notes payable	23,351	76,723
Notes payable of assets held for sale	—	27,270
Liabilities of assets held for sale	—	8,228

Total current liabilities	124,348	200,005
Notes payable, less current portion	1,387,006	1,286,666
Capital lease obligations, less current portion	15,594	15,621
Other liabilities	39,901	15,070

Total liabilities	1,566,849	1,517,362
Commitments and contingencies (Note 12)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, zero shares issued and outstanding at September 30, 2013 and 4,102,564 shares issued and outstanding at December 31, 2012, liquidation preference of $24.375 per share	—	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at September 30, 2013 and 7,050,000 shares issued and outstanding at December 31, 2012, stated at liquidation preference of $25.00 per share	—	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 160,855,950 shares issued and outstanding at September 30, 2013 and 135,237,438 shares issued and outstanding at December 31, 2012	1,609	1,352
Additional paid in capital	1,796,656	1,493,397
Retained earnings	219,837	158,376
Cumulative dividends	(500,001)	(475,144)
Accumulated other comprehensive loss	—	(5,335)

Total stockholders’ equity	1,633,101	1,463,896
Non-controlling interest in consolidated joint ventures	55,736	55,417

Total equity	1,688,837	1,519,313

Total liabilities and equity	$3,255,686	$3,136,675

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

REVENUES
Room	$181,708	$147,405	$482,591	$415,329
Food and beverage	53,080	44,007	155,550	143,010
Other operating	15,582	13,629	41,788	37,778

Total revenues	250,370	205,041	679,929	596,117

OPERATING EXPENSES
Room	46,347	38,062	124,338	107,019
Food and beverage	37,913	32,888	108,067	99,770
Other operating	4,284	4,151	12,413	11,774
Advertising and promotion	12,261	10,280	34,766	30,374
Repairs and maintenance	9,394	7,721	26,043	22,797
Utilities	7,895	6,943	20,207	18,839
Franchise costs	8,770	7,957	24,019	21,421
Property tax, ground lease and insurance	20,435	17,405	58,200	50,243
Property general and administrative	27,067	22,891	75,961	68,412
Corporate overhead	6,586	6,114	20,116	18,887
Depreciation and amortization	35,050	34,381	101,241	96,568

Total operating expenses	216,002	188,793	605,371	546,104

Operating income	34,368	16,248	74,558	50,013
Interest and other income	727	18	2,078	155
Interest expense	(18,854)	(19,312)	(53,540)	(58,100)
Loss on extinguishment of debt	—	—	(44)	(191)

Income (loss) before income taxes and discontinued operations	16,241	(3,046)	23,052	(8,123)
Income tax provision	(424)	—	(6,710)	—

Income (loss) from continuing operations	15,817	(3,046)	16,342	(8,123)
Income from discontinued operations	—	42,602	48,410	46,566

NET INCOME	15,817	39,556	64,752	38,443

Income from consolidated joint venture attributable to non-controlling interest	(1,768)	(827)	(3,291)	(1,694)
Distributions to non-controlling interest	(8)	(8)	(24)	(24)
Dividends paid on unvested restricted stock compensation	(101)	—	(101)	—
Preferred stock dividends and redemption charges	(2,300)	(7,437)	(16,713)	(22,311)
Undistributed income allocated to unvested restricted stock compensation	(30)	(352)	(295)	(162)

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,610	$30,932	$44,328	$14,252

COMPREHENSIVE INCOME	$11,610	$39,615	$44,328	$38,619

Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.07	$(0.09)	$(0.02)	$(0.26)
Income from discontinued operations	—	0.32	0.30	0.37

Basic and diluted income available to common stockholders per common share	$0.07	$0.23	$0.28	$0.11

Basic and diluted weighted average common shares outstanding	160,856	135,236	157,628	124,271

Dividends declared per common share	$0.05	$—	$0.05	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

											Non-
											Controlling
	Preferred Stock				Common Stock					Accumulated	Interest in
	Series A		Series D				Additional			Other	Consolidated
	Number of		Number of		Number of		Paid In	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,376	$(475,144)	$(5,335)	$55,417	$1,519,313
Net proceeds from sale of common stock (unaudited)	—	—	—	—	25,300,000	253	294,622	—	—	—	—	294,875
Vesting of restricted common stock (unaudited)	—	—	—	—	318,512	4	3,867	—	—	—	—	3,871
Redemption of Series A and Series C preferred stock (unaudited)	(7,050,000)	(176,250)	—	—	—	—	4,770	—	(4,770)	—	—	(176,250)
Distributions to non-controlling interest (unaudited)	—	—	—	—	—	—	—	—	—	—	(2,972)	(2,972)
Common stock dividends payable at $0.05 per share year-to-date (unaudited)	—	—	—	—	—	—	—	—	(8,144)	—	—	(8,144)
Series A preferred dividends at $0.50 per share through redemption date (unaudited)	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends at $0.786 per share through redemption date (unaudited)	—	—	—	—	—	—	—	—	(2,693)	—	—	(2,693)
Series D preferred dividends and dividends payable at $1.50 per share year-to-date (unaudited)	—	—	—	—	—	—	—	—	(6,900)	—	—	(6,900)
Net income (unaudited)	—	—	—	—	—	—	—	61,461	—	—	3,291	64,752
Pension liability adjustment (unaudited)	—	—	—	—	—	—	—	—	—	5,335	—	5,335

Balance at September 30, 2013 (unaudited)	—	$—	4,600,000	$115,000	160,855,950	$1,609	$1,796,656	$219,837	$(500,001)	$—	$55,736	$1,688,837

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,752	$38,443
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	252	22
Gain on sales of hotel properties and other assets, net	(51,625)	(38,270)
Loss on extinguishment of debt	3,159	191
(Gain) loss on derivatives, net	(429)	595
Depreciation	96,345	95,905
Amortization of franchise fees and other intangibles	8,255	14,835
Amortization and write-off of deferred financing fees	2,221	3,059
Amortization of loan discounts	3	791
Amortization of deferred stock compensation	3,578	2,654
Changes in operating assets and liabilities:
Restricted cash	(11,679)	30
Accounts receivable	(9,500)	5,176
Inventories	1,700	(107)
Prepaid expenses and other assets	4,285	(6,778)
Accounts payable and other liabilities	16,084	10,765
Accrued payroll and employee benefits	(2,920)	1,274
Discontinued operations	432	163
Net cash provided by operating activities	124,913	128,748
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	195,621	46,363
Restricted cash — replacement reserve	6,430	(8,922)
Acquisitions of hotel properties and other assets	(188,019)	(120,003)
Renovations and additions to hotel properties and other assets	(91,652)	(76,639)
Payment for interest rate derivative	(12)	—
Net cash used in investing activities	(77,632)	(159,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	(276,250)	—
Proceeds from common stock offering	295,251	126,533
Payment of common stock offering costs	(376)	(431)
Proceeds from credit facility	35,750	15,000
Payments on notes payable and credit facility	(135,245)	(68,039)
Payment for costs related to extinguishment of notes payable	(3,108)	(70)
Payments of deferred financing costs	(243)	(1,320)
Dividends paid	(17,080)	(22,311)
Distributions to non-controlling interest	(2,972)	(4,810)
Net cash (used in) provided by financing activities	(104,273)	44,552

Net (decrease) increase in cash and cash equivalents	(56,992)	14,099
Cash and cash equivalents, beginning of period	157,217	149,198

Cash and cash equivalents, end of period	$100,225	$163,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$52,498	$60,139
Cash paid for income taxes	$5,396	$—
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other assets	$5,432	$6,347
Amortization of deferred stock compensation — construction activities	$293	$225
NONCASH FINANCING ACTIVITY
Assumption of debt in connection with acquisition of hotel property	$119,190	$—
Issuance of common stock in connection with acquisition of hotel property	$—	$51,160
Assignment of debt in connection with dispositions of hotel properties	$—	$(122,622)
Dividends payable	$10,444	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2013, the Company had interests in 28 hotels (the “28 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
(unaudited)
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	10
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	4
Davidson Hotels & Resorts	2
Hilton Worldwide	2
Crestline Hotels & Resorts	1
Dimension Development Company	1
Fairmont Hotels & Resorts (U.S.)	1
Hyatt Corporation	1

Total hotels held for investment	28

In addition, the Company owns BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities.

Non-controlling interests at both September 30, 2013 and December 31, 2012 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income are based on results reported to the Company by its hotel managers. Prior to 2013, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. Beginning in 2013, Marriott switched its reporting to a standard monthly calendar; however, Marriott’s 2013 calendar contains an additional three days, December 29, 2012 through December 31, 2012. The Company and its other hotel managers use a standard monthly calendar to report their financial information. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2013 results of operations for the Marriott-managed hotels are reported on a calendar basis; however, the 2012 results of operations for the Marriott-managed hotels include results from December 31 through March 23 for the first quarter (nine less days than the first quarter 2013), March 24 through June 15 for the second quarter (seven less days than the second quarter 2013), June 16 through September 7 for the third quarter (eight less days than the third quarter 2013), and September 8 through December 28 for the fourth quarter (twenty more days than the fourth quarter 2013).

Fair Value of Financial Instruments

As of September 30, 2013 and December 31, 2012, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, at September 30, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements using Level 2 measurements as an asset of $49,000 and $48,000 as of September 30, 2013 and December 31, 2012, respectively. The interest rate cap agreements are included in other assets, net, on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $1.2 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition included anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the nine months ended September 30, 2013 and 2012.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment during the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, 70.8% and 69.6%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.4 billion as of both September 30, 2013 and December 31, 2012. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging from 5.0% to 5.5%, the Company estimates that the fair market value of its debt included in continuing operations totaled $1.4 billion and $1.3 billion as of September 30, 2013 and December 31, 2012, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2013 (unaudited):
Interest rate cap derivative agreements	$49	$—	$49	$—
Life insurance policy	1,376	—	1,376	—

Total assets at September 30, 2013	$1,425	$—	$1,425	$—

December 31, 2012:
Interest rate cap derivative agreements	$48	$—	$48	$—
Life insurance policy	1,494	—	1,494	—

Total assets at December 31, 2012	$1,542	$—	$1,542	$—

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2013 (unaudited):
Interest rate swap derivative agreement	$1,196	$—	$1,196	$—
Retirement benefit agreement	1,376	—	1,376	—

Total liabilities at September 30, 2013	$2,572	$—	$2,572	$—

December 31, 2012:
Interest rate swap derivative agreement	$1,636	$—	$1,636	$—
Retirement benefit agreement	1,494	—	1,494	—

Total liabilities at December 31, 2012	$3,130	$—	$3,130	$—

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable at both September 30, 2013 and December 31, 2012 includes an allowance for doubtful accounts of $0.2 million.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012 and the first nine months of 2013, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, and the Boston Park Plaza. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. The Company tests hotels or other assets held for sale for impairment each reporting period, and records them at the lower of their carrying amounts or fair value less costs to sell. Once a hotel or other asset is designated as held for sale, depreciation is ceased and the hotel or other asset is included in discontinued operations. As of September 30, 2013, the Company had no hotels or other assets held for sale. As of December 31, 2012, the Company classified four hotels and a commercial laundry facility as held for sale due to their sale in January 2013.

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

The Company paid deferred financing fees of $0.2 million during both the three and nine months ended September 30, 2013 related to the assumption of a mortgage in connection with the acquisition of the Boston Park Plaza and the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage. During both the three and nine months ended September 30, 2012, the Company incurred and paid deferred financing fees of $1.3 million related to an amendment and extension of its credit facility.

In the second quarter of 2012, the Company wrote off $3,000 in deferred financing fees related to its repayment of a non-recourse mortgage secured by the Renaissance Long Beach. In the third quarter of 2012, the Company wrote off $0.2 million in deferred financing fees related to its sales of the Marriott Del Mar in August 2012, and the Doubletree Guest Suites Minneapolis, Hilton Del Mar and Marriott Troy in September 2012.

Total amortization and write-off of deferred financing fees for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$736	$922	$2,219	$2,804
Write-off of deferred financing fees	—	—	—	3
Total — continuing operations	736	922	2,219	2,807

Discontinued operations:
Amortization of deferred financing fees	—	20	2	67
Write-off of deferred financing fees	—	185	—	185
Total — discontinued operations	—	205	2	252

Total amortization and write-off of deferred financing fees	$736	$1,127	$2,221	$3,059

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming that all of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Distributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities for the three and nine months ended September 30, 2013. There were no distributed earnings representing nonforfeitable dividends allocated to the participating securities for either the three or nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, undistributed earnings representing nonforfeitable dividends of $30,000 and $0.3 million, respectively, were allocated to the participating securities. For the three and nine months ended September 30, 2012, undistributed earnings representing nonforfeitable dividends of $0.4 million and $0.2 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$15,817	$39,556	$64,752	$38,443
Income from consolidated joint venture attributable to non-controlling interest	(1,768)	(827)	(3,291)	(1,694)
Distributions to non-controlling interest	(8)	(8)	(24)	(24)
Dividends paid on unvested restricted stock compensation	(101)	—	(101)	—
Preferred stock dividends and redemption charges	(2,300)	(7,437)	(16,713)	(22,311)
Undistributed income allocated to unvested restricted stock compensation	(30)	(352)	(295)	(162)

Numerator for basic and diluted earnings available to common stockholders	$11,610	$30,932	$44,328	$14,252

Denominator:
Weighted average basic and diluted common shares outstanding	160,856	135,236	157,628	124,271

Basic and diluted earnings available to common stockholders per common share	$0.07	$0.23	$0.28	$0.11

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2013 and 2012, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, the shares of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) issuable upon conversion were excluded from the above calculation of earnings per share for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, as their inclusion would have been anti-dilutive.

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

Non-Controlling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of shareholders’ equity, non-controlling interests and total equity.

At both September 30, 2013 and December 31, 2012, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees for the three and nine months ended September 30, 2013 and 2012 are represented as distributions to non-controlling interests on the Company’s statements of operations and comprehensive income.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Land	$323,164	$260,939
Buildings and improvements	2,835,056	2,541,024
Furniture, fixtures and equipment	387,680	329,770
Intangibles	171,289	167,467
Franchise fees	1,346	1,261
Construction in process	29,041	48,388
	3,747,576	3,348,849
Accumulated depreciation and amortization	(770,527)	(666,972)

	$2,977,049	$2,681,877

In May 2013, the Company purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with proceeds received from the Company’s February 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Hilton New Orleans St. Charles have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of May 1, 2013 through the third quarter ended September 30, 2013.

In July 2013, the Company purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with a total of $36.5 million of proceeds received from the Company’s February 2013 issuance of common stock and cash on hand, plus the assumption of a $119.2 million non-recourse loan secured by the hotel. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets, notes payable and hotel working capital liabilities. The Company recognized acquisition-related costs of $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Boston Park Plaza have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of July 2, 2013 through the third quarter ended September 30, 2013.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Hilton New Orleans St. Charles and the Boston Park Plaza were allocated based on an independent third-party analysis. The following table summarizes the fair values of assets acquired and liabilities assumed in these acquisitions (in thousands):

Assets:
Investment in hotel properties	$307,744
Accounts receivable	3,024
Inventory	160
Prepaid expenses	924

Total assets acquired	311,852

Liabilities:
Accounts payable	295
Accrued payroll and employee benefits	2,777
Other current liabilities	1,571
Note payable	119,190

Total liabilities assumed	123,833

Total cash paid for acquisitions	$188,019

Investment in hotel properties was allocated to land ($62.2 million), buildings and improvements ($224.2 million), furniture, fixtures and equipment ($17.4 million), intangibles ($3.8 million) related to advanced bookings and above/(below) market lease agreements, and franchise fees ($0.1 million) related to a franchise agreement. Details of the intangibles and the franchise agreement are as follows (in thousands):

	September 30, 2013	Expected Life
	(unaudited)
Value at acquisition:
Advanced bookings	$6,294	60 months
Above/(below) market lease agreements, net	(3,645)	13 to 215 months
In-place lease agreements	1,173	13 to 169 months
Franchise agreement	85	15 years

Total intangibles and franchise fees related to 2013 acquisitions	3,907
Accumulated amortization	(296)
	$3,611

During the three and nine months ended September 30, 2013, the Company recorded amortization expense related to its Hilton New Orleans St. Charles and Boston Park Plaza intangibles as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(unaudited)	(unaudited)
Advanced bookings	$315	$315
Above/(below) market lease agreements, net	(66)	(67)
In-place lease agreements	36	46
Franchise agreement	1	2

	$286	$296

The Company acquired two hotels during the nine months ended September 30, 2013, and two hotels during 2012: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. Acquired properties are included in the Company’s results of operations and comprehensive income from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012 had occurred on January 1, 2012. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$250,370	$226,093	$717,931	$673,841

Income available (loss attributable) to common stockholders from continuing operations	$11,610	$(8,948)	$(1,291)	$(27,986)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.07	$(0.07)	$(0.01)	$(0.23)

For the three months ended September 30, 2013, the Company has included $22.3 million of revenue and net income of $2.6 million in its consolidated statements of operations and comprehensive income related to the Company’s 2013 acquisitions. For the nine months ended September 30, 2013, the Company has included $24.2 million of revenue and net income of $3.0 million in its consolidated statements of operations and comprehensive income related to the Company’s 2013 acquisitions.

For the three months ended September 30, 2012, the Company has included $12.6 million of revenue and a net loss of $0.3 million in its consolidated statements of operations and comprehensive income related to the Company’s 2012 acquisitions. For the nine months ended September 30, 2012, the Company has included $15.3 million of revenue and a net loss of $1.3 million in its consolidated statements of operations and comprehensive income related to the Company’s 2012 acquisitions.

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of September 30, 2013. During the three and nine months ended September 30, 2013, the Company recognized $0.7 million and $1.9 million, respectively, in dividends on the Preferred Equity Investment, which is included in interest and other income on the Company’s consolidated statements of operations and comprehensive income. The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of September 30, 2013. In addition, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The $14.0 million pension plan liability is included in other liabilities on the Company’s consolidated balance sheet as of September 30, 2013. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 and the three and nine months ended September 30, 2012, to discontinued operations on its consolidated statements of operations and comprehensive income.

Prior to the sale of the Rochester Portfolio, pension liability adjustments related to the Rochester Portfolio’s defined benefit retirement plan were recorded as other comprehensive loss. The following table details the activity in accumulated other comprehensive loss in January 2013 due to the sale of the Rochester Portfolio (in thousands):

	One Month Ended January 31, 2013	Affected Line in the Company’s Statements of Operations and Comprehensive Income
	(unaudited)
Beginning balance of accumulated other comprehensive loss	$(5,335)
Sale of Rochester Portfolio — pension liability adjustment	5,335	Income from discontinued operations
Ending balance of accumulated other comprehensive loss	$—

During 2012, the Company sold four hotels and an office building adjacent to one of the sold hotels. In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for the first eight months of 2012 to discontinued operations on its consolidated statements of operations and comprehensive income.

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a gain on the sale of $12.7 million. In addition, the Company wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels. The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and the office building to discontinued operations for the first nine months of 2012 on its consolidated statements of operations and comprehensive income.

In March 2012, the Company recorded additional gain of $0.2 million on the sale of the Royal Palm Miami Beach, which the Company sold in April 2011. The $0.2 million gain was comprised of reimbursements to the Company for certain transaction related invoices, and is included in discontinued operations on the Company’s consolidated statements of operations and comprehensive income.

The following table sets forth the discontinued operations for the three and nine months ended September 30, 2013 and 2012 for the four hotels and the commercial laundry facility sold in 2013, as well as the four hotels and the office building sold in 2012 and the Royal Palm Miami Beach sold in 2011 (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$29,450	$3,690	$85,570
Operating expenses	—	(20,006)	(3,686)	(60,211)
Interest expense	—	(1,832)	(99)	(6,103)
Depreciation and amortization expense	—	(3,125)	—	(10,982)
Loss on extinguishment of debt	—	—	(3,115)	—
Gain on sale of hotels and other assets, net	—	38,115	51,620	38,292

Income from discontinued operations	$—	$42,602	$48,410	$46,566

5. Interest Rate Derivative Agreements

At September 30, 2013 and December 31, 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000 which extended the maturity date from April 2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the 3-month LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million at September 30, 2013 and $120.0 million at December 31, 2012. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the 3-month LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $180.0 million at September 30, 2013.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $40.0 million at September 30, 2013.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements during the three and nine months ended September 30, 2013 resulted in net gains of $12,000 and $0.4 million, respectively, which have been reflected as decreases in interest expense for the three and nine months ended September 30, 2013. Changes in the fair value of the Company’s interest rate derivative agreements during the three and nine months ended September 30, 2012 resulted in net losses of $0.1 million and $0.6 million, respectively, which have been reflected as increases in interest expense for the three and nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, the fair values of the interest rate cap agreements totaled an asset of $49,000 and $48,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.2 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Property and equipment, net	$2,561	$2,529
Land held for development	188	188
Intangibles, net	7,427	7,877
Preferred dividends receivable	229	—
Interest rate cap derivative agreements	49	48
Cash trap receivables	4,443	8,208
Other receivables	3,923	4,130
Other	2,767	2,922
	$21,587	$25,902

Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Cost basis	$10,779	$10,153
Accumulated depreciation	(8,218)	(7,624)
Property and equipment, net	$2,561	$2,529

The Company’s other assets, net as of September 30, 2013 and December 31, 2012, include BuyEfficient’s intangible assets totaling $7.4 million and $7.9 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straightline method over their useful lives ranging between seven to 20 years. Accumulated amortization totaled $1.6 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively. Amortization expense totaled $0.1 million for both the three months ended September 30, 2013 and 2012, and $0.4 million for both the nine months ended September 30, 2013 and 2012.

The Company’s other assets, net as of September 30, 2013 include $0.2 million in preferred dividends to be received for the month of September on the Preferred Equity Investment. During the three and nine months ended September 30, 2013, the Company recognized a total of $0.7 million and $1.9 million, respectively, in preferred dividends on the Preferred Equity Investment, which are included in interest and other income on the Company’s consolidated statements of operations and comprehensive income.

In conjunction with the Company’s third quarter 2012 sales of the Marriott Del Mar, the Hilton Del Mar and the Marriott Troy, the mortgages secured by these hotels were assumed by the buyers of the hotels. These mortgages contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of the three hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to the Company only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. During the nine months ended September 30, 2013, a total of $3.8 million was returned to the Company related to the mortgages secured by the Marriott Del Mar and the Marriott Troy. The remaining $4.4 million continues to be held by the lender associated with the mortgage secured by the Hilton Del Mar. The remaining cash will be returned to the Company once the lender releases the cash to the buyer, which is expected to occur within the near term.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.4% to 6.6%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 14 hotel properties at September 30, 2013, and 13 hotel properties at December 31, 2012.	$998,069	$890,668
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	232,288	234,724
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	180,000	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. Repurchased and redeemed in January 2013. The notes were guaranteed by the Company and certain of its subsidiaries.	—	58,000
	1,410,357	1,363,392
Less: discount on Senior Notes	—	(3)
	1,410,357	1,363,389
Less: current portion	(23,351)	(76,723)
	$1,387,006	$1,286,666

In January 2013, the Company repurchased $42.0 million of the Senior Notes, and redeemed the remaining $16.0 million of the Senior Notes. The Company funded the total $58.0 million in Senior Note repurchases and redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes.

Concurrent with the Rochester Portfolio sale in January 2013, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

In conjunction with the Company’s acquisition of the Boston Park Plaza in July 2013, the Company assumed a $119.2 million non-recourse mortgage secured by the hotel. The mortgage bears interest at a fixed rate of 4.4%, and matures in February 2018.

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

In September 2012, the Company amended and restated its $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended by two years to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on the Company’s leverage ratio. The credit facility also includes an accordion option that allows the Company to request additional lender commitments up to a total of $350.0 million. The Company paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the extended term of the amended credit facility.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$18,130	$18,027	$51,747	$53,907
(Gain) loss on derivatives	(12)	96	(429)	595
Accretion of Senior Notes	—	267	3	791
Amortization of deferred financing fees	736	922	2,219	2,804
Write-off of deferred financing fees	—	—	—	3
	$18,854	$19,312	$53,540	$58,100

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Property, sales and use taxes payable	$17,988	$13,254
Income tax payable	200	125
Accrued interest	4,160	4,901
Advance deposits	9,206	6,938
Management fees payable	1,089	2,346
Other	3,454	3,399
	$36,097	$30,963

Other liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Deferred gain on sale of asset	$14,000	$—
Interest rate swap derivative agreement	1,196	1,636
Accrued income tax	1,489	—
Deferred revenue	7,018	1,089
Deferred rent	11,568	9,459
Deferred incentive management fees	1,645	—
Other	2,985	2,886
	$39,901	$15,070

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

The Company’s other liabilities include a long-term income tax payable of $1.5 million. Based on the Company’s ongoing evaluations of its uncertain tax positions related to the year ended December 31, 2012, and as a result of its recent resolution of outstanding issues with the IRS, the Company adjusted for an unrecognized tax benefit of $1.5 million during the first quarter of 2013, which is included in the Company’s consolidated statement of operations and comprehensive income. The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2013, the Company recognized $33,000 and $0.6 million in interest expense related to its tax provisions. The Company recognized no penalties or interest related to its tax provisions for either the three or nine months ended September 30, 2012.

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

The Company’s other liabilities also include deferred incentive management fees of $1.6 million related to one of its hotels. Per the Company’s management agreement with the hotel’s third-party manager, payment of the incentive management fees will be deferred until such time as the hotel’s adjusted cash flow, as defined in the management agreement, surpasses a certain threshold.

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

Common Stock

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used $279.7 million of these proceeds to redeem all of its Series A preferred stock in March 2013, and its Series C preferred stock in May 2013, including accrued interest, and used portions of the remaining proceeds in the amounts of $6.3 million and $8.9 million towards the acquisitions of the Hilton New Orleans St. Charles and the Boston Park Plaza, respectively.

In June 2012, the Company issued 5,454,164 shares of its common stock to the seller of the Wyndham Chicago (which the Company rebranded the Hyatt Chicago Magnificent Mile) in connection with the Company’s acquisition of the hotel. The Company incurred offering costs of $0.1 million related to this transaction.

In June 2012, the Company issued 12,143,273 shares of its common stock for net proceeds of approximately $126.2 million. The Company used a portion of these proceeds to fund the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, and used the remaining proceeds for capital investment in the Company’s portfolio, including the renovation of the Hyatt Chicago Magnificent Mile, and other general corporate purposes, including working capital.

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

The Company’s compensation expense related to restricted shares and performance awards for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$1,861	$1,195	$5,301	$3,946

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the fact that the Company withholds and uses a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the nine months ended September 30, 2013 is as follows (in thousands):

Nine Months Ended September 30, 2013
(unaudited)
Total compensation expense, including forfeitures	$5,301
Net-settle adjustment	(1,723)
Amortization related to shares issued to design and construction employees	293
Vesting of restricted stock presented on statement of equity	$3,871

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and nine months ended September 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$6,746	$5,566	$18,564	$16,252
Discontinued operations	—	620	65	1,802
	$6,746	$6,186	$18,629	$18,054

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three and nine months ended September 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$800	$425	$2,286	$1,985
Discontinued operations	—	202	—	560
	$800	$627	$2,286	$2,545

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

Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2013 and 2012 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$8,770	$7,957	$24,019	$21,421
Discontinued operations	—	956	73	2,653
	$8,770	$8,913	$24,092	$24,074

Total license and franchise costs included royalties of $3.0 million for both the three months ended September 30, 2013 and 2012, and $8.0 million and $7.7 million, respectively, for the nine months ended September 30, 2013 and 2012. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At September 30, 2013, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2013 totaled $36.9 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. Upon acquisition of the hotel in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million to buildings and improvements, and a capital lease obligation of $15.6 million, based upon the fair value of the remaining rent payments. In addition to minimum rent, the capital lease is subject to percentage rent equal to 4.0% of the hotel’s gross room revenues over a certain threshold.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expire in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(1,985)	(871)
	$56,918	$58,032

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013 are as follows (in thousands):

2013	$1,437
2014	1,420
2015	1,403
2016	1,403
2017	1,403
Thereafter	111,167
Total minimum lease payments (1)	118,233
Less: Amount representing interest (2)	(102,604)
Present value of net minimum lease payments (3)	$15,629

(1)         Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for either the three or nine months ended September 30, 2013.

(2)         Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)         The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheets as a current obligation of $35,000 and as long-term obligations of $15.6 million as of both September 30, 2013 and December 31, 2012. The current obligations are included in accounts payable and accrued expenses, and the long-term obligations are included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2013 and 2012 was included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,524	$4,354	$13,110	$12,814
Discontinued operations	—	—	—	14
	$4,524	$4,354	$13,110	$12,828

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended September 30, 2013 and 2012, and $0.3 million for both the nine months ended September 30, 2013 and 2012, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington D.C. area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2013, the Company’s 28 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington D.C. area as follows:

	California	New York	Illinois	Massachusetts	Greater Washington D.C. Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	8	3	3	3	3
Percentage of total rooms	28%	10%	9%	15%	14%
Percentage of total revenue for the three months ended September 30, 2013	30%	15%	9%	17%	13%
Percentage of total revenue for the nine months ended September 30, 2013	29%	14%	8%	16%	15%

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

At September 30, 2013, the Company had $0.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation.  No draws have been made through September 30, 2013.

13. Subsequent Events

On October 28, 2013, the Company entered into a purchase and sale agreement to acquire the 802-room Hyatt Regency San Francisco for an investment value of $262.5 million. Hyatt Corporation will continue to operate the hotel under an operating lease with economics that follow a typical management fee structure. The acquisition of the hotel is subject to the satisfactory completion of customary closing procedures. Accordingly there can be no assurance that the acquisition of the hotel will close. The Company expects to fund the acquisition using proceeds received from its November 2013 issuance of common stock.

On November 1, 2013, the Company issued 20,000,000 shares of its common stock for gross proceeds of $271.2 million. The Company expects to use the net proceeds from this offering to purchase the Hyatt Regency San Francisco, and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

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

•                  the ground, building or air leases for ten of the 28 hotels held for investment as of September 30, 2013;

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

•                  our hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations;

•                  volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•                  potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

•                  system security risks, data protection breaches, cyber-attacks and systems integration issues; and

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

We own primarily upper upscale hotels in the United States. As of September 30, 2013, we had interests in 28 hotels (the “28 hotels”), which are currently held for investment. Of the 28 hotels, we classify 26 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 28 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels in urban locations that benefit from significant barriers to entry by competitors. All of our 28 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 28 hotel portfolio average 462 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the lodging cycle, is to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet. Our goal is to achieve low leverage and high financial flexibility by the time the current cycle peaks. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next successive cyclical trough by aggressively acquiring distressed assets or securities. Our strategic plan encompasses several elements, including proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

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

During the past three years and continuing into 2013, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability, which in many cases created long-term value in excess of investment hurdles. Accordingly, during the past three years, we selectively acquired interests in seven hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; and the Boston Park Plaza in July 2013. Based on our purchase prices, the combined asset value of these seven hotels totals $1.4 billion, or $321,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

On May 1, 2013, we purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, as well as with proceeds received from our February 2013 issuance of common stock.

On July 2, 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, as well as with a total of $36.5 million of proceeds received from our February 2013 issuance of common stock and cash on hand, plus the assumption of a $119.2 million non-recourse loan secured by the hotel. The mortgage we assumed in conjunction with our purchase of the Boston Park Plaza bears interest at a fixed rate of 4.4%, and matures in February 2018.

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

In January 2013, we sold the Rochester Hotels and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. As of September 30, 2013, all of the cash held by an accommodator has been utilized to partially fund the tax-deferred exchanges of the Hilton New Orleans St. Charles and the Boston Park Plaza. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

In January 2013, we repurchased $42.0 million of our Operating Partnership’s 4.60% exchangeable senior notes (the “Senior Notes”) pursuant to a tender offer, and redeemed the remaining $16.0 million of the Senior Notes. We funded the total $58.0 million in Senior Note redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes. We recognized a loss of $44,000 on this early extinguishment of debt.

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

As of September 30, 2013, the weighted average term to maturity of our debt is approximately four years, and 70.8% of our debt is fixed rate with a weighted average interest rate of 5.4%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at September 30, 2013, is 4.9%.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all of the hotels in which we have interests as of September 30, 2013, excluding the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013. In addition, our Comparable Portfolio includes prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hilton New Orleans St. Charles;

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

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, contract and professional fees, investor relations expenses, stock exchange fees, corporate insurance, legal, conference and travel expenses, entity-level state franchise and minimum taxes and office rent; and

•                  Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to both our corporate office and BuyEfficient’s furniture, fixtures, equipment and intangibles.

Other Revenue and Expense. Other revenue and expense consists of the following:

•                  Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the Preferred Equity Investment, as well as any gains or losses we have recognized on sales of assets other than real estate investments;

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

•                  Income from discontinued operations, which includes the results of operations for any hotels or other real estate investments sold during the reporting period, along with the net gain realized on the sales of these assets;

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

•                  Preferred stock dividends and redemption charges, which include dividends earned on our Series A preferred stock and Series C preferred stock up until their redemptions in March 2013 and May 2013, respectively, and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values; and

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. Since 2010, following a two year cyclical trough, we continue to see signs of improving demand trends. In 2012, Comparable Portfolio RevPAR increased 5.7% as compared to 2011, with a 270 basis point increase in portfolio occupancy. These improving demand trends continued in the first nine months of 2013. As a result, our Comparable Portfolio RevPAR increased 2.1% in the first quarter of 2013 as compared to the same period in 2012, 2.2% in the second quarter of 2013 as compared to the same period in 2012, and 6.4% in the third quarter of 2013 as compared to the same period in 2012. We saw these increases in RevPAR during the first two quarters of 2013, even as occupancy declined 140 basis points during the first quarter and 80 basis points during the second quarter due to the fact that several of our hotels were under major room renovations during the first six months of 2013. During the third quarter of 2013, occupancy increased 260 basis points as these major room renovations were substantially complete. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several quarters if the U.S. economy continues to grow and employment levels continue to improve.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index, which was negatively impacted by capital investment programs at several of our hotels, was flat during the first nine months of 2013 as compared to the same period in 2012.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Our Comparable Portfolio operating flow through was 39.3% based on changes in hotel EBITDA and hotel revenues from the first nine months of 2013 as compared to the same period in 2012.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 28 hotels (12,942 rooms) as of September 30, 2013 and 26 hotels (11,632 rooms) as of September 30, 2012, as well as discontinued operations for 8 hotels (2,350 rooms) as of September 30, 2012. No hotels were classified as discontinued operations for the three months ended September 30, 2013.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$181,708	$147,405	$34,303	23.3%
Food and beverage	53,080	44,007	9,073	20.6%
Other operating	15,582	13,629	1,953	14.3%
Total revenues	250,370	205,041	45,329	22.1%

OPERATING EXPENSES
Hotel operating	147,299	125,407	21,892	17.5%
Property general and administrative	27,067	22,891	4,176	18.2%
Corporate overhead	6,586	6,114	472	7.7%
Depreciation and amortization	35,050	34,381	669	1.9%
Total operating expenses	216,002	188,793	27,209	14.4%

Operating income	34,368	16,248	18,120	111.5%

Interest and other income	727	18	709	3,938.9%
Interest expense	(18,854)	(19,312)	458	2.4%

Income (loss) before income taxes and discontinued operations	16,241	(3,046)	19,287	633.2%
Income tax provision	(424)	—	(424)	(100.0)%
Income (loss) from continuing operations	15,817	(3,046)	18,863	619.3%
Income from discontinued operations	—	42,602	(42,602)	(100.0)%

Net income	15,817	39,556	(23,739)	(60.0)%
Income from consolidated joint venture attributable to non-controlling interest	(1,768)	(827)	(941)	(113.8)%
Distributions to non-controlling interest	(8)	(8)	—	—
Dividends paid on unvested restricted stock compensation	(101)	—	(101)	(100.0)%
Preferred stock dividends and redemption charges	(2,300)	(7,437)	5,137	69.1%
Undistributed income allocated to unvested restricted stock compensation	(30)	(352)	322	91.5%

Income available to common stockholders	$11,610	$30,932	$(19,322)	(62.5)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 28 hotels (12,942 rooms) as of September 30, 2013 and 26 hotels (11,632 rooms) as of September 30, 2012, as well as discontinued operations for four hotels (1,222 rooms) as of September 30, 2013 and 8 hotels (2,350 rooms) as of September 30, 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(unaudited, dollars in thousands, except statistical data)

REVENUES
Room	$482,591	$415,329	$67,262	16.2%
Food and beverage	155,550	143,010	12,540	8.8%
Other operating	41,788	37,778	4,010	10.6%
Total revenues	679,929	596,117	83,812	14.1%

OPERATING EXPENSES
Hotel operating	408,053	362,237	45,816	12.6%
Property general and administrative	75,961	68,412	7,549	11.0%
Corporate overhead	20,116	18,887	1,229	6.5%
Depreciation and amortization	101,241	96,568	4,673	4.8%
Total operating expenses	605,371	546,104	59,267	10.9%

Operating income	74,558	50,013	24,545	49.1%

Interest and other income	2,078	155	1,923	1,240.6%
Interest expense	(53,540)	(58,100)	4,560	7.8%
Loss on extinguishment of debt	(44)	(191)	147	77.0%

Income (loss) before income taxes and discontinued operations	23,052	(8,123)	31,175	383.8%
Income tax provision	(6,710)	—	(6,710)	(100.0)%
Income (loss) from continuing operations	16,342	(8,123)	24,465	301.2%
Income from discontinued operations	48,410	46,566	1,844	4.0%

Net income	64,752	38,443	26,309	68.4%
Income from consolidated joint venture attributable to non-controlling interest	(3,291)	(1,694)	(1,597)	(94.3)%
Distributions to non-controlling interest	(24)	(24)	—	—
Dividends paid on unvested restricted stock compensation	(101)	—	(101)	(100.0)%
Preferred stock dividends and redemption charges	(16,713)	(22,311)	5,598	25.1%
Undistributed income allocated to unvested restricted stock compensation	(295)	(162)	(133)	(82.1)%

Income available to common stockholders	$44,328	$14,252	$30,076	211.0%

Operating Statistics. The following tables includes comparisons of the key operating metrics for our portfolio, including prior ownership results as applicable for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles and the Boston Park Plaza.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (28 hotels)	85.8%	$178.05	$152.77	83.0%	$174.05	$144.46	280 bps	2.3%	5.8%
Comparable Hotel Portfolio (27 hotels) (1)	84.9%	$179.32	$152.24	82.3%	$173.83	$143.06	260 bps	3.2%	6.4%
Comparable Hotel Portfolio adjusted for change in Marriott calendar (27 hotels) (2)	84.9%	$179.32	$152.24	81.4%	$173.76	$141.44	350 bps	3.2%	7.6%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Hotel Portfolio (28 hotels)	81.1%	$177.78	$144.18	81.1%	$173.03	$140.33	0 bps	2.7%	2.7%
Comparable Hotel Portfolio (27 hotels) (1)	80.8%	$179.25	$144.83	80.6%	$173.32	$139.70	20 bps	3.4%	3.7%
Comparable Hotel Portfolio adjusted for change in Marriott calendar (27 hotels) (2)	80.8%	$179.25	$144.83	80.4%	$173.27	$139.31	40 bps	3.5%	4.0%

(1)         Includes all the hotels in which we have interests as of September 30, 2013, except the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013.

(2)         Includes the 27 hotel Comparable Portfolio adjusted for the effects of converting the operating statistics for our ten Marriott-managed hotels from a 13-period basis as reported in 2012 to a standard 12-month calendar basis.

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

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease asset recorded in conjunction with our acquisition of the Hilton New Orleans St. Charles, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisition of the Boston Park Plaza. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$15,817	$39,556	$64,752	$38,443
Operations held for investment:
Depreciation and amortization	35,050	34,381	101,241	96,568
Amortization of lease intangibles	1,028	1,028	3,084	3,084
Interest expense	18,854	19,312	53,540	58,100
Income tax provision	424	—	6,710	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,768)	(827)	(3,291)	(1,694)
Depreciation and amortization	(811)	(1,422)	(3,149)	(4,261)
Interest expense	(590)	(622)	(1,759)	(1,872)
Discontinued operations:
Depreciation and amortization	—	3,125	—	10,982
Amortization of lease intangibles	—	—	—	14
Interest expense	—	1,832	99	6,103

EBITDA	68,004	96,363	221,227	205,467

Operations held for investment:
Amortization of deferred stock compensation	1,262	812	3,578	2,654
Amortization of favorable and unfavorable contracts, net	46	92	275	92
Non-cash straightline lease expense	513	694	1,548	2,083
Capital lease obligation interest — cash ground rent	(351)	(351)	(1,053)	(468)
(Gain) loss on sale of assets, net	—	33	(5)	22
Loss on extinguishment of debt	—	—	44	191
Closing costs — completed acquisitions	446	590	1,283	1,965
Lawsuit settlement costs, net	—	—	358	158
Prior year property tax and CAM adjustments, net	—	(440)	106	621
Hotel laundry closing costs	—	424	—	424
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(339)
Prior year property tax adjustments, net	—	63	—	(202)
Discontinued operations:
Gain on sale of assets, net	—	(38,115)	(51,620)	(38,292)
Loss on extinguishment of debt	—	—	3,115	—
Lawsuit settlement costs reversal	—	—	—	(48)

	1,803	(36,311)	(42,709)	(31,139)

Adjusted EBITDA	$69,807	$60,052	$178,518	$174,328

Adjusted EBITDA was $69.8 million and $60.1 million for the three months ended September 30, 2013 and 2012, respectively, and $178.5 million and $174.3 million for the nine months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA increased $9.7 million and $4.2 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012, due to additional earnings generated by the two hotels we acquired during the first nine months of 2013 (the Hilton New Orleans St. Charles and the Boston Park Plaza), and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile). The increase in adjusted EBITDA for the nine months ended September 30, 2013 was partially offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These renovations were substantially completed by June 30, 2013.

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

We also present Adjusted FFO when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO for the following items, which may occur in any period, and refer to this measure as Adjusted FFO:

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset and the unfavorable tenant lease liability recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease asset recorded in conjunction with our acquisition of the Hilton New Orleans St. Charles, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisition of the Boston Park Plaza. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•                  Other adjustments: we exclude other adjustments such as lawsuit settlement costs (or the reversal of these costs), prior year property tax assessments and/or credits, management company transition costs, departmental closing costs, including severance, and income tax provisions associated with the application of net operating loss carryforwards because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to FFO and Adjusted FFO for our hotel portfolio for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net income	$15,817	$39,556	$64,752	$38,443
Preferred stock dividends and redemption charges	(2,300)	(7,437)	(16,713)	(22,311)
Operations held for investment:
Real estate depreciation and amortization	34,694	34,082	100,197	95,663
Amortization of lease intangibles	1,028	1,028	3,084	3,084
(Gain) loss on sale of assets, net	—	33	(5)	22
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,768)	(827)	(3,291)	(1,694)
Real estate depreciation and amortization	(811)	(1,422)	(3,149)	(4,261)
Discontinued operations:
Real estate depreciation and amortization	—	3,125	—	10,982
Amortization of lease intangibles	—	—	—	14
Gain on sale of assets, net	—	(38,115)	(51,620)	(38,292)

FFO	46,660	30,023	93,255	81,650

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	46	92	275	92
Non-cash straightline lease expense	513	694	1,548	2,083
Write-off of deferred financing fees	—	—	—	3
Non-cash interest related to (gain) loss on derivatives, net	(12)	96	(429)	595
Loss on extinguishment of debt	—	—	44	191
Closing costs — completed acquisitions	446	590	1,283	1,965
Lawsuit settlement costs, net	—	—	358	158
Prior year property tax and CAM adjustments, net	—	(440)	106	621
Hotel laundry closing costs	—	424	—	424
Income tax provision	424	—	6,710	—
Preferred stock redemption charges	—	—	4,770	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(339)
Non-cash interest related to loss on derivative	(1)	—	(2)	(1)
Prior year property tax adjustments, net	—	63	—	(202)
Discontinued operations:
Loss on extinguishment of debt	—	—	3,115	—
Write-off of deferred financing fees	—	185	—	185
Lawsuit settlement costs reversal	—	—	—	(48)

	1,303	1,591	17,440	5,727

Adjusted FFO	$47,963	$31,614	$110,695	$87,377

Adjusted FFO was $48.0 million and $31.6 million for the three months ended September 30, 2013 and 2012, respectively, and $110.7 million and $87.4 million for the nine months ended September 30, 2013 and 2012, respectively. Adjusted FFO increased $16.4 million and $23.3 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012 primarily due to additional earnings generated by the two hotels we acquired during the first nine months of 2013 (the Hilton New Orleans St. Charles and the Boston Park Plaza), and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), combined with a decrease in interest expense. These increases to Adjusted FFO were partially offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These renovations were substantially completed by June 30, 2013.

Room revenue. Room revenue increased $34.3 million, or 23.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We acquired the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Hilton New Orleans St. Charles in May 2013, and the Boston Park Plaza in July 2013 (the “three recently acquired hotels”). The three recently acquired hotels contributed additional room revenue of $18.3 million during the three months ended September 30, 2013. In addition, room revenue during the third quarter of 2013 increased as compared to the same period in 2012 due to a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel

Services, Inc. (collectively, “Marriott”), who manage 10 of our 28 hotels. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar, which caused there to be an additional eight days and approximately $6.2 million more in room revenue for the Marriott-managed hotels during the third quarter of 2013 as compared to the third quarter of 2012. Room revenue generated by the 25 hotels we owned prior to the beginning of the third quarter 2012 (our “third quarter existing portfolio”) increased $9.8 million during the third quarter of 2013 as compared to the third quarter of 2012 due to increases in both occupancy ($4.9 million) and ADR ($4.9 million). A portion of this increase was due to the Renaissance Washington DC undergoing a major room renovation during the third quarter of 2012, which caused 9,444 room nights to be out of service, displacing approximately $1.7 million in room revenue based on the hotel achieving a potential 73.1% occupancy rate and RevPAR of $129.01 without the renovation.

Room revenue increased $67.3 million, or 16.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We acquired the Hyatt Chicago Magnificent Mile in June 2012, the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Hilton New Orleans St. Charles in May 2013, and the Boston Park Plaza in July 2013. These four recently acquired hotels (the “four recently acquired hotels”) contributed additional room revenue of $34.7 million during the nine months ended September 30, 2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during the first nine months of 2013 by a major renovation, which caused 13,601 room nights to be out of service, displacing approximately $2.4 million in room revenue based on the hotel achieving a potential 74.9% occupancy rate and RevPAR of $127.70 without the renovation. In addition, Marriott’s change from using a 13-fiscal period accounting calendar to a standard 12-month calendar caused there to be an additional 24 days and approximately $17.9 million more in room revenue for the Marriott-managed hotels during the first nine months of 2013 as compared to the same period in 2012. Room revenue generated by the 24 hotels we owned prior to January 1, 2012 (our “existing portfolio”) increased $14.7 million during the first nine months of 2013 as compared to the same period in 2012 due to increases in both occupancy ($3.0 million) and ADR ($11.7 million). Room revenue in our existing portfolio was negatively impacted during the first nine months of 2013 by major room renovations at three hotels in our existing portfolio (the “three renovation hotels”): the Hilton Times Square; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These major room renovations caused a total of 26,686 room nights to be out of service during the first nine months of 2013, displacing approximately $5.2 million in room revenue based on the three renovation hotels achieving a combined potential 81.6% occupancy rate and RevPAR of $169.76 without the renovations. This 2013 displacement compares to our 2012 displacement caused by a major room renovation at the Renaissance Washington DC during the first nine months of 2012, which caused 9,447 room nights to be out of service, displacing approximately $1.7 million in room revenue based on the hotel achieving a potential 73.5% occupancy rate and RevPAR of $148.76 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $9.1 million, or 20.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three recently acquired hotels contributed an additional $3.7 million to food and beverage revenue during the third quarter of 2013. Marriott’s additional eight days in the third quarter of 2013 generated approximately $4.1 million in food and beverage revenue for the Marriott-managed hotels during the third quarter of 2013 as compared to the third quarter of 2012. Food and beverage revenue in our third quarter existing portfolio increased $1.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to increased occupancy and to 3,213 additional group room nights in our hotels, which drove revenue growth in outlets, banquets and room service. A few of the hotels in our third quarter existing portfolio had new groups in-house during the third quarter of 2013 which were not in-house during the third quarter of 2012, which helped to increase the number of group room nights as well as food and beverage revenue. A portion of the food and beverage increase was also due to the negative impact of the major room renovation at the Renaissance Washington DC during the third quarter of 2012, which decreased revenue in outlets, banquets and room service during the third quarter of 2012.

Food and beverage revenue increased $12.5 million, or 8.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The four recently acquired hotels contributed an additional $5.9 million to food and beverage revenue during the first nine months of 2013, though food and beverage revenue generated by the Hyatt Chicago Magnificent Mile was negatively affected by the hotel’s major renovation. Marriott’s additional 24 days in the first nine months of 2013 generated approximately $8.0 million in food and beverage revenue for the Marriott-managed hotels during the first nine months of 2013 as compared to the first nine months of 2012. Food and beverage revenue in our existing portfolio decreased $1.4 million during the first nine months of 2013 as compared to the same period in 2012, due to decreased banquet revenue at several of our hotels caused by 14,868 fewer group room nights, as well as the negative impact of the three renovation hotels. The decrease in group room nights during the first nine months of 2013 as compared to the same period in 2012 was further exaggerated by the fact that the type of group shifted from corporate and citywide business with a higher number of banquet functions during the first few months of 2012 to associations with fewer banquet functions during the first few months of 2013. The decrease in food and beverage revenue in our existing portfolio was partially offset by increased revenue generated during the nine months ended September 30, 2013 by the Renaissance Washington DC, which was under a major room renovation during 2012, which decreased revenue in outlets, banquets and room service during the first nine months of 2012.

Other operating revenue. Other operating revenue increased $2.0 million, or 14.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three recently acquired hotels contributed an additional $1.4 million to other operating revenue during the third quarter of 2013. In addition, BuyEfficient’s revenue increased $0.1 million during the third quarter of 2013 as compared to the same period in 2012 due to increased transaction fees. Other operating revenue in our third quarter existing portfolio increased $0.4 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to Marriott’s eight additional days in the third quarter of 2013, as well as to increases in parking and telephone/internet revenue.

Other operating revenue increased $4.0 million, or 10.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our four recently acquired hotels contributed an additional $2.1 million to other operating revenue during the first nine months of 2013. In addition, BuyEfficient’s revenue increased $0.4 million during the first nine months of 2013 as compared to the same period in 2012 due to increased transaction and development fees. Other operating revenue in our existing portfolio increased $1.5 million during the first nine months of 2013 as compared to the same period in 2012, due to Marriott’s 24 additional days during the nine months ended September 30, 2013, combined with increased parking, spa, cancellation, attrition, and third-party lease revenue. These increases were partially offset by decreased telephone/internet revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $21.9 million, or 17.5%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three recently acquired hotels contributed an additional $13.3 million to hotel operating expenses during the third quarter of 2013. Hotel operating expenses in our third quarter existing portfolio increased $8.6 million during the three months ended September 30, 2013 as compared to the same period in 2012. This increase in hotel operating expenses is primarily related to the corresponding increase in room and food and beverage revenue, combined with the Marriott-managed hotels’ eight additional days in the third quarter of 2013 as compared to the same period in 2012. In addition, hotel operating expenses in our third quarter existing portfolio increased during the three months ended September 30, 2013 as compared to the same period in 2012 due to increases in property taxes and property and liability insurance premiums.

Hotel operating expenses increased $45.8 million, or 12.6%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The four recently acquired hotels contributed $27.6 million to hotel operating expenses during the first nine months of 2013. Hotel operating expenses in our existing portfolio increased $18.2 million during the first nine months of 2013 as compared to the same period in 2012, primarily related to the corresponding increase in room revenue, combined with the Marriott-managed hotels’ 24 additional days in the first nine months of 2013 as compared to the same period in 2012. In addition, hotel operating expenses in our existing portfolio increased during the nine months ended September 30, 2013 as compared to the same period in 2012 due to increases in property taxes and property and liability insurance premiums.

Property general and administrative expense. Property general and administrative expense increased $4.2 million, or 18.2%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three recently acquired hotels contributed an additional $2.4 million to property general and administrative expense during the third quarter of 2013. Property general and administrative expense in our third quarter existing portfolio increased $1.8 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to the Marriott-managed hotels’ eight additional days in the third quarter of 2013 as compared to the same period in 2012, combined with increased management fees and credit and collection expenses due to the increase in revenue, as well as increased employee relations, recruitment and operating supplies.

Property general and administrative expense increased $7.5 million, or 11.0%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The four recently acquired hotels contributed $4.7 million to property general and administrative expense during the first nine months of 2013. In addition, BuyEfficient contributed an additional $0.2 million in property general and administrative expense during the first nine months of 2013 as compared to the same period in 2012 due to increases in payroll and related expenses, including deferred stock compensation expense. Property general and administrative expense in our existing portfolio increased $2.6 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the Marriott-managed hotels’ 24 additional days in the nine months of 2013 as compared to the same period in 2012, combined with increased payroll and related costs, management fees, and credit and collection expenses due to the increase in revenue. Property general and administrative expenses also increased due to higher costs related to employee relations, recruitment, licenses and permits, operating supplies and security expenses, partially offset by decreased contract and professional fees and sales tax audit fees.

Corporate overhead expense. Corporate overhead expense increased $0.5 million, or 7.7%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to the following increases: payroll and related expenses ($0.1 million); deferred stock compensation ($0.5 million); and contract and professional fees ($0.1 million). These increases were partially offset by a $0.2 million decrease in acquisition and due diligence costs. During the third quarter of 2013, we incurred acquisition and due diligence costs of $0.4 million related to our completed acquisitions, and an additional $0.1 million related to in-process-or-abandoned projects. During the third quarter of 2012, we incurred acquisition and due diligence costs of $0.6 million related to our completed acquisitions, and an additional $0.1 million related to in-process-or-abandoned projects.

Corporate overhead expense increased $1.2 million, or 6.5%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the following increases: payroll and related expenses ($0.9 million); deferred stock compensation ($0.9 million); contract and professional fees ($0.5 million); investor relations ($0.1 million); legal ($0.2 million); and conferences and travel ($0.1 million). These increases were partially offset by a $1.3 million decrease in acquisition and due diligence costs. During the first nine months of 2013, we incurred acquisition and due diligence costs of $1.3 million related to our completed acquisitions, and an additional $0.1 million related to in-process-or-abandoned projects. During the first nine months of 2012, we incurred acquisition and due diligence costs of $2.0 million related to our completed acquisitions, and an additional $0.7 million related to in-process-or-abandoned projects. In addition, the following expenses decreased during the nine months ended September 30, 2013 as compared to the same period in 2012: donations ($0.1 million); and entity-level state franchise and minimum taxes ($0.1 million).

Depreciation and amortization expense. Depreciation and amortization increased $0.7 million, or 1.9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The three recently acquired hotels contributed an additional $3.4 million to depreciation and amortization during the third quarter of 2013. Depreciation and amortization expense in our third quarter existing portfolio decreased $2.7 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to advanced bookings recorded in conjunction with our purchases of the Hyatt Chicago Magnificent Mile, the JW Marriott New Orleans and the Hilton San Diego Bayfront that were fully amortized as of December 2012, February 2013 and April 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our third quarter existing portfolio.

Depreciation and amortization increased $4.7 million, or 4.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The four recently acquired hotels contributed $7.5 million to depreciation and amortization during the first nine months of 2013. Depreciation and amortization expense in our existing portfolio decreased $2.8 million during the first nine months of 2013 as compared to the same period in 2012 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans and the Hilton San Diego Bayfront that were fully amortized as of February 2013 and April 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Interest and other income. Interest and other income totaled $0.7 million for the three months ended September 30, 2013, and $18,000 for the three months ended September 30, 2012. In the third quarter of 2013, we recognized $0.7 million in interest income on the Preferred Equity Investment. In the third quarter of 2012, we recognized $18,000 in interest and other miscellaneous income.

Interest and other income totaled $2.1 million for the nine months ended September 30, 2013, and $0.2 million for the nine months ended September 30, 2012. In the first nine months of 2013, we recognized $1.9 million in interest income on the Preferred Equity Investment, and $0.2 million in other miscellaneous income. In the first nine months of 2012, we recognized $0.2 million in interest and other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest expense	$18,130	$18,027	$51,747	$53,907
(Gain) loss on derivatives	(12)	96	(429)	595
Accretion of Senior Notes	—	267	3	791
Amortization of deferred financing fees	736	922	2,219	2,804
Write-off of deferred financing fees	—	—	—	3

	$18,854	$19,312	$53,540	$58,100

Interest expense decreased $0.5 million, or 2.4%, during the three months ended September 30, 2013 as compared to the same period during 2012. The decrease in interest expense in the third quarter of 2013 as compared to the same period in 2012 is comprised of the following:  a decrease in (gain) loss on derivatives ($0.1 million); a decrease in accretion of Senior Notes ($0.3 million); a decrease in amortization of deferred financing fees ($0.2 million); and an increase in expense on our debt and capital lease obligations ($0.1 million). Interest expense related to our derivatives decreased $0.1 million during the third quarter of 2013 as compared to the third quarter of 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during the same period in 2012. Interest expense related to the accretion of our Senior Notes decreased $0.3 million during the third quarter of 2013 as compared to the same period in 2012 due to the Senior Notes which were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.2 million during the third quarter of 2013 as compared to the same period in 2012 due to the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred due to our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013, combined with fees incurred to amend our line of credit in September 2012. These decreases in interest expense were partially offset by a $0.1 million increase in interest expense on our debt and capital lease obligations during the third quarter of 2013 as compared to the third quarter of 2012 due to our assumption of the Boston Park Plaza debt in July 2013, partially offset by decreased interest due to reduced loan balances related to scheduled amortization, a repayment of debt in April 2012 and a repurchase of debt in January 2013. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes.

Interest expense decreased $4.6 million, or 7.8%, during the nine months ended September 30, 2013 as compared to the same period during 2012. The decrease in interest expense in the first nine months of 2013 as compared to the same period in 2012 is comprised of the following:  a decrease in expense on our debt and capital lease obligations ($2.2 million); a decrease in (gain) loss on derivatives ($1.0 million); a decrease in accretion of Senior Notes ($0.8 million); and a decrease in amortization of deferred financing fees ($0.6 million). Interest expense on our debt and capital lease obligations decreased $2.2 million during the first nine months of 2013 as compared to the first nine months of 2012 due to reduced loan balances related to scheduled amortization, a repayment of debt in April 2012 and a repurchase of debt in January 2013. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile in June 2012, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense on our debt and capital lease obligations also increased during the first nine months of 2013 as compared to the same period in 2012 due to our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013. Interest expense related to our derivatives decreased $1.0 million during the first nine months of 2013 as compared to the first nine months of 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during the same period in 2012. Interest expense related to the accretion of our Senior Notes decreased $0.8 million during the first nine months of 2013 as compared to the same period in 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.6 million during the first nine months of 2013 as compared to the same period in 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012 and to assume the Boston Park Plaza debt.

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.9% at September 30, 2013 and 5.0% at September 30, 2012. Approximately 70.8% and 69.6% of our outstanding notes payable included in our continuing operations had fixed interest rates at September 30, 2013 and 2012, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $44,000 for the three and nine months ended September 30, 2013, respectively, and zero and $0.2 million for the three and nine months ended September 30, 2012, respectively. During the first nine months of 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes. During the first nine months of 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Income tax provision. Income tax provision totaled $0.4 million and $6.7 million for the three and nine months ended September 30, 2013, respectively, and zero for both the three and nine months ended September 30, 2012. During the first quarter of 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during the first quarter of 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS. During the second and third quarters of 2013, we recorded additional tax expense of $0.1 million and $0.4 million, respectively, related to estimated 2013 federal and state income tax resulting from the use of net operating loss carryforwards.

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

Income from discontinued operations for the nine months ended September 30, 2013 includes activity for the four hotels and one commercial laundry facility sold in January 2013. Income from discontinued operations for both the three and nine months ended September 30, 2012 includes activity for four hotels and one commercial laundry facility sold in 2013, along with the four hotels and one office building sold during 2012. Income from discontinued operations for the nine months ended September 30, 2012 also includes property tax refunds and reimbursements for certain transaction-related invoices for the Royal Palm Miami Beach, which we sold in April 2011. Income from discontinued operations is as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating revenues	$—	$29,450	$3,690	$85,570
Operating expenses	—	(20,006)	(3,686)	(60,211)
Interest expense	—	(1,832)	(99)	(6,103)
Depreciation and amortization expense	—	(3,125)	—	(10,982)
Loss on extinguishment of debt	—	—	(3,115)	—
Gain on sale of hotels and other assets, net	—	38,115	51,620	38,292

	$—	$42,602	$48,410	$46,566

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $1.8 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $1.7 million for the three and nine months ended September 30, 2012, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and nine months ended September 30, 2013 and 2012 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.8 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $1.7 million for the three and nine months ended September 30, 2012, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 for both the three months ended September 30, 2013 and 2012, and $24,000 for both the nine months ended September 30, 2013 and 2012. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 and $24,000 for the three and nine months ended September 30, 2013, respectively, and $8,000 and $24,000 for the three and nine months ended September 30, 2012, respectively.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards totaled $0.1 million for both the three and nine months ended September 30, 2013, and zero for both the three and nine months ended September 30, 2012.

Preferred stock dividends and redemption charges. Preferred stock dividends and redemption charges totaled $2.3 million and $16.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $7.4 million and $22.3 million for the three and nine months ended September 30, 2012, respectively. On March 1, 2013, we redeemed all 7,050,000 shares of our Series A preferred stock, and on May 31, 2013, we redeemed all 4,102,564 shares of our Series C preferred stock. These redemptions caused a decrease in preferred stock dividends of $5.1 million during the third quarter of 2013 as compared to the same period in 2012. For the nine months ended September 30, 2013, preferred stock dividends decreased $10.4 million as compared to the same period in 2012 due to our Series A and Series C preferred stock redemptions. These decreases in preferred stock dividends were partially offset by a $4.6 million redemption charge recognized on our Series A preferred stock and a $0.1 million redemption charge recognized on our Series C preferred stock related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $30,000 and $0.3 million for the three and nine months ended September 30, 2013, respectively, and $0.4 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. Therefore, we acquired two hotels during the nine months ended September 30, 2013, and two hotels during 2012: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; Hyatt Chicago Magnificent Mile in June 2012; and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, on October 28, 2013, we entered into a purchase-and-sale agreement to acquire a fee simple interest in the 802-room Hyatt Regency San Francisco.

On May 1, 2013, we purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by our January 2013 sale of the Rochester Portfolio, as well as with proceeds received from our February 2013 issuance of common stock.

On July 2, 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with a combination of the remainder of the proceeds generated by our January 2013 sale of the Rochester Portfolio, proceeds received from our February 2013 issuance of common stock and cash on hand, plus the assumption of a $119.2 million non-recourse loan secured by the hotel with a fixed interest rate of 4.4% and a maturity date in February 2018.

On October 28, 2013, we entered into a purchase and sale agreement to acquire the 802-room Hyatt Regency San Francisco for an investment value of $262.5 million. The acquisition of the hotel is subject to the satisfactory completion of customary closing procedures. Accordingly there can be no assurance that the acquisition of the hotel will close. We expect to fund the acquisition using proceeds received from our November 2013 issuance of common stock.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, during 2012 and the first nine months of 2013, we sold eight hotels: the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Rochester Hotels in January 2013. In addition, we sold an office building adjacent to the Marriott Troy in September 2012, and the commercial laundry facility included with the Rochester Portfolio in January 2013.

In January 2013, we sold the Rochester Portfolio to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. As of September 30, 2013, the entire $145.7 million of the cash held by an accommodator has been used to fund tax-deferred exchanges, including $53.2 million used to fund the majority of the purchase of the Hilton New Orleans St. Charles, $92.3 million used to fund the purchase of the Boston Park Plaza, and $0.3 million used to pay legal and exchange fees, partially offset by $0.1 million in interest earned. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million Preferred Equity Investment in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, proceeds from our credit facility and proceeds from our common stock offerings. Our primary uses of cash were for acquisitions of hotel properties, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, redemptions of our preferred stock, dividends on our preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $124.9 million for the nine months ended September 30, 2013 as compared to $128.7 million for the nine months ended September 30, 2012. This decrease was primarily due to increases in accounts receivable and restricted cash related to operating activities, as well as decreased operating cash generated by the four hotels undergoing major room renovations during the first half of 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.  These decreases were partially offset by an increase in accounts payable and other liabilities during the first nine months of 2013 as compared to the same period in 2012, as well as increased earnings generated by the four recently acquired hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2013 as compared to the first nine months of 2012 was as follows (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Proceeds from sales of hotel properties and other assets	$195,621	$46,363
Restricted cash — replacement reserve	6,430	(8,922)
Acquisitions of hotel properties and other assets	(188,019)	(120,003)
Renovations and additions to hotel properties and other assets	(91,652)	(76,639)
Payment for interest rate derivative	(12)	—

	$(77,632)	$(159,201)

Net cash used in investing activities was $77.6 million during the nine months ended September 30, 2013 as compared to $159.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio. In addition, we purchased two hotels, the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, for a total of $188.0 million. During the first nine months of 2013, we also decreased our restricted cash by $6.4 million, paid $91.7 million for renovations and additions to our portfolio and paid $12,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During the nine months ended September 30, 2012, we received total proceeds of $46.4 million from the sales of four hotels, an office building adjacent to one of the sold hotels, and surplus FF&E. This cash inflow was offset by the following cash outflows: $8.9 million as we increased the balance in our restricted cash replacement reserve accounts; $120.0 million paid to acquire two hotels (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile); and $76.6 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities was $104.3 million for the nine months ended September 30, 2013 compared to net cash provided of $44.6 million for the nine months ended September 30, 2012. Net cash used in financing activities during the nine months ended September 30, 2013 consisted of the following cash outflows: a total of $276.3 million paid to redeem all of our Series A and Series C preferred stock; $135.2 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $35.8 million to repay draws on our credit facility and $14.3 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $17.1 million in preferred dividends to our stockholders; $3.0 million in distributions to the non-controlling interests in our hotels; and $0.2 million in deferred financing costs paid in connection with our purchase of the interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront and on our assumption of the Boston Park Plaza loan. These cash outflows were partially offset by $294.9 million in net proceeds received from our issuance of common stock and $35.8 million in proceeds received from our credit facility.

Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $68.0 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility, $4.5 million to repurchase a portion of our Senior Notes and $16.3 million of principal payments on our notes payable. In addition, we paid $0.1 million in fees related to the repurchase of a portion of our Senior Notes, $1.3 million in deferred financing costs to amend our credit facility, $22.3 million in preferred dividends to our stockholders, and $4.8 million in distributions to the non-controlling interests in our hotels.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common stock and dividends on and redemptions of our preferred stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing leverage. Consistent with this strategy, we issued common stock in June 2012 to fund our acquisitions of both the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of both the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013. We also issued common stock in November 2013 to fund our expected acquisition of the Hyatt Regency San Francisco. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

In January 2013, we repurchased $42.0 million of Senior Notes pursuant to a tender offer, and we redeemed the remaining $16.0 million of the Senior Notes. We funded the total $58.0 million in Senior Note redemptions with available cash, leaving no future amounts outstanding related to the Senior Notes. We recognized a loss of $44,000 on this extinguishment of debt.

In conjunction with our acquisition of the Boston Park Plaza in July 2013, we assumed a $119.2 million non-recourse mortgage secured by the hotel. The mortgage bears interest at a fixed rate of 4.4%, and matures in February 2018.

As of September 30, 2013, we had $1.4 billion of debt, $184.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.3 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2013, all of our outstanding debt had fixed interest rates, except the $232.3 million non-recourse mortgage on the Hilton San Diego Bayfront and the $180.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset loans. We currently believe this structure is appropriate for the operating characteristics of our business and provides flexibility for assets to be sold subject to the existing debt, and as evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in value experienced by our stockholders by shifting a portion of asset risk to our secured lenders.

As of September 30, 2013, the weighted average term to maturity of our debt is approximately four years, and 70.8% of our debt is fixed rate with a weighted average interest rate of 5.4%. Including our variable-rate debt obligations based on the variable rates at September 30, 2013, the weighted average interest rate on our debt is 4.9%.

We may in the future seek to obtain mortgages on one or all of our 12 unencumbered hotels, all but three of which are currently held by subsidiaries whose interests are pledged to our credit facility at September 30, 2013: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 12 hotels had an aggregate of 4,199 rooms as of September 30, 2013, and generated $183.3 million in revenue during the first nine months of 2013, including revenue generated prior to our ownership, as applicable. Should we obtain secured financing on any or all of our 12 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of September 30, 2013, our unrestricted cash balance was $100.2 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013, and our redemptions of all issued and outstanding shares of the Series A and Series C preferred stock in March 2013 and May 2013, respectively), selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, we have reinstituted a cash quarterly dividend on our common shares. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2013 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,410,357	$23,351	$589,239	$371,896	425,871
Interest obligations on notes payable (1)	273,570	67,908	118,275	57,640	29,747
Capital lease obligations	15,629	35	19	2	15,573
Interest obligations on capital leases	102,604	1,402	2,804	2,804	95,594
Operating lease obligations	559,356	10,381	20,938	26,335	501,702
Construction commitments	36,935	36,935	—	—	—
Employment obligations	3,098	1,228	1,870	—	—

Total	$2,401,549	$141,240	$733,145	$458,677	$1,068,487

(1)              Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2013 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $91.7 million in our portfolio during the first nine months of 2013. As of September 30, 2013, we have contractual construction commitments totaling $36.9 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2013, $40.7 million was held in FF&E reserve accounts for future capital expenditures at the 28 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenues prior to 2013 were also impacted by the 13-fiscal period accounting calendar used by Marriott. Beginning in 2013, Marriott, the third-party manager of 10 of our 28 hotels switched to a standard 12-month fiscal calendar, which shifts the operating results for approximately 20 calendar days from the fourth quarter to the first three quarters. Revenues for our 27 hotel Comparable Portfolio by quarter for 2011, 2012 and 2013 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011 Comparable Portfolio revenues (1)	$177,039	$208,953	$194,223	$228,180	$808,395
2011 Revenues as a percentage of total	21.9%	25.8%	24.1%	28.2%	100.0%

2012 Comparable Portfolio revenues (1)	$187,347	$225,141	$206,772	$234,497	$853,757
2012 Revenues as a percentage of total	21.9%	26.4%	24.2%	27.5%	100.0%

2013 Comparable Portfolio revenues (1)	$197,112	$234,296	$228,649

(1)                  Includes all the hotels in which we have interests as of September 30, 2013, except the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013. Also includes the following prior ownership results: the Hilton New Orleans St. Charles for all of 2011 and 2012, and during the periods in 2013 before our acquisition of the hotel; the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2011 and during the periods in 2012 before our acquisitions of the hotels; and the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront during the periods in 2011 before our acquisitions of the hotels.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During the first nine months of 2013 and the full-year 2012, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired in our purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

As of September 30, 2013, 70.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future cash flows by approximately $4.4 million based on the variable rates at September 30, 2013. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.8 million, after adjusting for the non-controlling interest in the Hilton San Diego Bayfront based on the variable rates at September 30, 2013. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

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

None.

Item 1A.                         Risk Factors

None.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Mine Safety Disclosures

None.

Item 5.                                  Other Information

On November 8, 2013, Sunstone Hotel Investors, Inc. (the “Company”) and Sunstone Hotel Partnership, LLC, the Company’s operating partnership (the “Operating Partnership”), entered into an amendment to the employment agreement with John V. Arabia, the President of the Company and the Operating Partnership, whereby the term of Mr. Arabia’s employment agreement was extended to August 4, 2016, and will be automatically extended for additional three-year periods, unless terminated by either party at least ninety days prior to expiration of the then-current term.

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

10.1

Loan Agreement, dated January 27, 2013 between RP/HH Park Plaza, Limited Partnership (as borrower) and Bank of America, N.A. (as lender) (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2013).

10.2

Assumption Agreement, dated July 2, 2013, by U.S. BANK NATIONAL ASSOCIATION, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8, Commercial Mortgage Pass-Through Certificates, Series 2013-C8 (“Noteholder”), RP/HH PARK PLAZA, LIMITED PARTNERSHIP, a Delaware limited partnership (“Borrower”), ROCKPOINT REAL ESTATE FUND III, L.P., a Delaware limited partnership (“Original Guarantor”), BOSTON 1927 OWNER, LLC, a Delaware limited liability company (“Assumptor”) and SUNSTONE HOTEL PARTNERSHIP, LLC, a Delaware limited liability company (“New Guarantor”) and is acknowledged and agreed to by BOSTON 1927 LESSEE, INC., a Delaware corporation (“Operating Lessee”) solely to acknowledge and agree to certain representations, warranties and covenants (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 7, 2013).

10.3	First Amendment to Employment Agreement, dated as of November 8, 2013, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements that have been detail tagged. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 12, 2013	By:	/s/ Bryan A. Giglia
Bryan A. Giglia
(Chief Financial Officer and Duly Authorized Officer)