Form 10-K
period 2013-12-31
Sunstone Hotel Investors, Inc.
filed 2014-02-25
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2013 as reported on the New York Stock Exchange (“NYSE”) was approximately $1.9 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 2,306,010 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 14, 2014 was 182,860,469.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2013

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

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2013, we had interests in 29 hotels (the “29 hotels”). The 29 hotels are comprised of 13,744 rooms, located in 12 states and in Washington, D.C.

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. As part of our ongoing portfolio management strategy, we may also sell certain hotel properties from time to time. All but one (the Boston Park Plaza) of the 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. Our portfolio primarily consists of upper upscale hotels in the United States. As of December 31, 2013, our 29 hotels include two luxury hotels, 26 upper upscale hotels and one upscale hotel. The classifications luxury, upper upscale and upscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2013, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 10 of the Company’s 29 hotels; a subsidiary of Interstate Hotels & Resorts, Inc. (“IHR”), manager of six of the Company’s 29 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of four of the Company’s 29 hotels; Davidson Hotels & Resorts (“Davidson”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each a manager of two of the Company’s 29 hotels; and Crestline Hotels & Resorts (“Crestline”), Dimension Development Company (“Dimension”) and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), each a manager of one of the Company’s 29 hotels.  In addition, we own BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•                  Strong Access to Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles.

•                  Low Cost of Capital. As a publicly traded REIT, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our liquidity, professional management and portfolio diversification.

•                  Significant Cash Position. As of December 31, 2013, we had total cash of $193.7 million, including $89.3 million of restricted cash. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we may deploy a portion of our excess cash balance in 2014 towards debt repayments and repurchases, selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, we have reinstituted a cash quarterly dividend on our common shares.

•                  Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2013, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. Including our variable-rate debt obligations based on variable rates at December 31, 2013, the weighted average interest rate on our debt is 4.9%. All of our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

•                  Low Leverage. Over the past two years, we have been committed to thoughtfully and methodically reducing our leverage while maintaining a focus on creating and protecting stockholder value. As of December 31, 2013, our debt-to-EBITDA ratio (including our preferred equity as debt) is 5.4 to 1, down from 6.7 to 1 as of December 31, 2011. See Part II — Item 7 for a reconciliation of net income to EBITDA. We believe that by achieving low leverage and high financial flexibility by the time the current cycle peaks, we will position the Company to create value during the next successive cyclical trough by acquiring distressed assets or securities.

•                  High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2013, approximately 92% of the revenues generated by the 29 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, D.C./Baltimore, Chicago, Orlando, New Orleans, San Francisco, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 94% of the hotel revenue generated by the 29 hotels during 2013, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2013, the hotels comprising our 29 hotel portfolio averaged 474 rooms in size, and our total 28 hotel Comparable Portfolio RevPAR was $148.09 for the year ended December 31, 2013.

Nationally Recognized Brands. All but one (the Boston Park Plaza) of the 29 hotels are operated under nationally recognized brands, including Marriott, Hilton, Hyatt, Fairmont and Sheraton. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2009 through December 31, 2013, we invested $362.9 million in capital renovations throughout the 29 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

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

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that maximize our risk-adjusted return on invested capital. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2013, we acquired interests in 25 hotel properties and sold 42 hotel properties. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and for the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009 and into 2010 and 2011, our focus shifted to the selective acquisition of upper upscale hotels as we entered a recovery phase in the lodging cycle. In light of increasing demand for lodging and the generally limited supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability. Accordingly, during the past three years, we selectively acquired interests in eight hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013. We plan to maintain this focus of selective acquisitions in 2014, as we believe our industry relationships may create opportunities for us to acquire individual hotel assets at attractive values. Meanwhile, we will also focus on capital recycling, and may selectively sell hotels that we believe have lower growth prospects, have significant ongoing capital needs or are encumbered with larger debt balances.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. We remain committed to thoughtfully and methodically reducing leverage while maintaining a focus on creating and protecting stockholder value. During 2013, we reduced our total mortgage debt by $105.8 million through amortization, debt repayments and extinguishment. In addition, in March 2013, we redeemed all 7,050,000 shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) for an aggregate redemption price of $178.6 million, and in May 2013, we redeemed all 4,102,564 shares of our Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) for an aggregate redemption price of $101.1 million. The Series A preferred stock and Series C preferred stock redemptions effectively offset the leverage we took on pursuant to the Boston Park Plaza acquisition, which included the assumption of a $119.2 million non-recourse 4.4% fixed-rate mortgage.

Business Strategy

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner.  Our values include transparency, trust, ethical conduct, communication and discipline.  As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the lodging cycle, is to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet. Our goal is to achieve low leverage and high financial flexibility by the time the current cycle peaks. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next successive cyclical trough by acquiring distressed assets or securities. Our strategy encompasses several elements, including proactive portfolio management, intensive asset management, disciplined external growth and measured balance sheet improvement as detailed below:

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

•                  Measured Balance Sheet Improvement. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios and the maintenance of appropriate levels of liquidity throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

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

As of December 31, 2013, all but one (the Boston Park Plaza) of the 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

Management Agreements

All of our 29 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2013, Marriott managed 10 of our hotels, IHR managed six of our hotels, Highgate managed four of our hotels, Davidson, Hilton and Hyatt each managed two of our hotels, and the remaining three hotels were individually managed by Crestline, Dimension and Fairmont. The following is a general description of our third-party management agreements as of December 31, 2013.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee between 2.31% and 3.0% of total revenue. These management agreements expire between August 2014 and 2055, absent prior termination by either party. Additionally, five of these aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees are capped at 4.25% of gross revenue for 2012 and 2013, 4.5% of gross revenue for 2014, 4.75% of gross revenue for 2015, 5.0% of gross revenue for the first seven months of 2016, and 5.25% of gross revenue for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee equal to a fixed sum if gross operating profit is over a certain threshold for years 2012 and 2013 and thereafter 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue; and one management agreement does not require payment of an incentive fee. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

IHR. Our management agreements with IHR require us to pay a management fee ranging from 2.0% to 2.1% of gross revenue; plus an incentive fee of 10.0% of the excess of net operating income over a certain threshold. The incentive fee, however, may not exceed a range of 1.5% to 1.9% of the total revenue for all the hotels managed by IHR for any fiscal year.

With the exception of the IHR management agreement at the Sheraton Cerritos (which agreement is subject to automatic two-year renewal terms, the first of which commenced in 2012), the IHR management agreements expire in 2024 and provide us the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party.

Highgate. Our Boston Park Plaza, Doubletree Guest Suites Times Square, Hilton Times Square and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreement at the Boston Park Plaza requires us to pay Highgate a base management fee of 2.5% of gross revenue until July 1, 2014, 2.75% of gross revenue from July 2, 2014 to July 1, 2015, and 3.0% of gross revenue thereafter. The agreement expires in 2023, absent a prior termination by either party. In addition, the management agreement at the Boston Park Plaza requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold.

The management agreements at the Doubletree Guest Suites Times Square, the Hilton Times Square and the Renaissance Westchester require us to pay Highgate a base management fee of 3.0% of gross revenue. The management agreement at the Doubletree Guest Suites Times Square expires in 2037, absent a prior termination by either party. In addition, the management agreement at the Doubletree Guest Suites Times Square requires us to pay an incentive fee of 1.0% of annual gross receipts in the event that a certain return threshold is achieved. The management agreement at the Hilton Times Square expires in 2021 and provides Highgate with the right to renew for two additional terms of five years upon the achievement of certain performance thresholds, absent a prior termination by either party. In addition, the management agreement at the Hilton Times Square requires us to pay an incentive fee of 50.0% of the excess of net operating income over a certain threshold, limited to 1.25% of total revenue. The management agreement at the Renaissance Westchester expires in 2022, absent early termination by either party, and does not require payment of an incentive fee.

Davidson. Our Embassy Suites Chicago and Hyatt Chicago Magnificent Mile hotels are operated under management agreements with Davidson. The management agreement at the Embassy Suites Chicago expires in 2015, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.0% of total revenue as a base management fee and calls for an incentive fee of 15.0% of the excess of net operating income over a certain threshold (capped at 1.0% of total revenue) and an additional incentive fee in the amount of 1.0% of total revenue upon achieving a certain level of net operating income (capped at 1.0% of total revenue).  The base and incentive management fees payable to Davidson under the Embassy Suites Chicago management agreement have an aggregate cap of 4.0% of total revenue. The management agreement at the Hyatt Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold (capped at 1.5% of total revenue).  The base and incentive management fees payable to Davidson under the Hyatt Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue. In addition to the base and incentive management fees, the Hyatt Chicago Magnificent Mile management agreement required us to pay Davidson a development fee for their assistance in converting the hotel to a Hyatt equal to the lesser of 2.0% of the total development costs we incurred, or $0.5 million. The development fee, which totaled $0.5 million, was paid in full by the end of 2013.

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels are operated under management agreements with Hilton. The management agreement at the Embassy Suites La Jolla expires in 2016 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay a base management fee of 2.25% of gross revenue. The agreement includes an incentive fee of 15.0% of our net profit at the hotel in excess of certain net profit thresholds. The management agreement at the Hilton San Diego Bayfront expires in 2018 and provides Hilton with the right to renew for up to three additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay a base fee of 2.5% of total revenue and an incentive fee of 15.0% of the excess of operating cash flow over a certain percentage.

Hyatt. Our Hyatt Regency Newport Beach hotel is operated under a management agreement with Hyatt. The agreement expires in 2019 and provides either party the right to renew for successive periods of 10 years (provided that the term of the agreement shall in no event extend beyond 2039), absent early termination by either party. The agreement requires us to pay 3.5% of total hotel revenue as a base management fee, with an additional 0.5% of total revenue payable to Hyatt based upon the hotel achieving specific operating thresholds. The agreement also requires us to pay an incentive fee equal to 10.0% of the excess of adjusted profit over $2.0 million, and 5.0% of the excess of adjusted profit over $6.0 million.

Our Hyatt Regency San Francisco hotel is operated by Hyatt under an operating lease with economics that follow a typical management fee structure. The lease expires in 2050, and provides no renewal options. Pursuant to the lease, Hyatt retains 3.0% of total revenue as a base management fee. The lease also provides for Hyatt the opportunity to earn an incentive fee if gross operating profit exceeds certain thresholds.

Crestline. Our Hilton Garden Inn Chicago Downtown/Magnificent Mile hotel is operated under a management agreement with Crestline. The agreement expires in 2022 (absent early termination by either party), and provides us with the right to renew for up to two additional terms of five years each. The agreement requires us to pay 2.0% of gross revenue as a base management fee, and requires us to pay an incentive fee of 10.0% of the excess of operating profit over a certain threshold.

Dimension. Our Hilton New Orleans St. Charles hotel is operated under a management agreement with Dimension. The agreement expires at the end of 2017 (absent early termination by either party), and provides for automatic month-to-month renewals thereafter. The agreement requires us to pay 3.0% of gross revenue as a base management fee. The agreement does not require payment of an incentive fee.

Fairmont. Our Fairmont Newport Beach hotel is operated under a management agreement with Fairmont. The agreement expires in 2015 (absent early termination by either party) and provides Fairmont with two extension options, the first option having a term of 20 years and the second option having a term of 10 years. The agreement requires us to pay 3.0% of total revenue as a base management fee and calls for payment of incentive fees ranging from 20.0% to 30.0% of the hotel’s net profit above certain net profit thresholds. The base and incentive management fees payable to Fairmont under the management agreement have an aggregate cap of 6.0% of total revenue.

The existing management agreements with Marriott, Hilton, Hyatt and Fairmont require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2013, 15 of the 29 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

In June 2012, we purchased the Wyndham Chicago and immediately rebranded the hotel the Hyatt Chicago Magnificent Mile. As incentive to rebrand the hotel to a Hyatt, Hyatt Franchising, L.L.C. paid us $6.5 million in June 2013, once the conversion to Hyatt was complete. We are amortizing the $6.5 million on a straightline basis over the remaining 25-years of our franchise agreement with Hyatt, which term ends in 2039.

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

Ground, Building and Air Lease Agreements

At December 31, 2013, 10 of the 29 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2013, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 30 to 113 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

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

Four of the 10 leases allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the ground lessors’ interests in the leases. As such, we have entered into an agreement to purchase the land beneath the Fairmont Newport Beach for $11.0 million, and expect this transaction to close by May 2014.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2014, we had 76 employees, including 30 employees at BuyEfficient. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel.

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

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010 and then decreasing from 2011 to 2013. Equity investor return expectations have risen during the same time period primarily due to increased volatility and global economic uncertainty. If capital costs increase from current levels, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2013, we had approximately $1.4 billion of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2013, approximately $790.6 million matures over the next four years (none in 2014, $137.2 million in 2015, $411.6 million in 2016 and $241.8 million in 2017). The $790.6 million does not include $23.3 million of scheduled loan amortization payments due in 2014, $23.0 million due in 2015, $14.2 million due in 2016, or $10.7 million due in 2017. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2013, we had $0.8 million in outstanding letters of credit.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could impact our operating results.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness with property secured debt or corporate debt on acceptable terms, or at all, and are unable to negotiate an extension with the lender, we may be in default or forced to sell one or more of our properties on potentially disadvantageous terms, which might increase our borrowing costs, result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense would increase, which would harm our operating results.

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

All of our debt at December 31, 2013 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility contains, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our shareholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2013, the cash trap provisions had been triggered at one hotel resulting in $9.4 million being held by the respective lender as of December 31, 2013. In January 2014, this hotel was released from the cash trap, and the lender returned the $9.4 million to us. In addition, the mortgage secured by one of the hotels we sold during 2012 (the Hilton Del Mar) is subject to cash trap provisions. Although this mortgage was assumed by the buyer of the hotel, our cash, totaling $4.4 million as of December 31, 2013, remained trapped by the lender as of the end of the year. In February 2014, the lender released the cash, and the entire $4.4 million was returned to us.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to make distributions to our stockholders.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This limit on distributions could affect our liquidity and our ability to make distributions to our stockholders.

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

Delays we encounter in the selection, acquisition, renovation and development of real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

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

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011, 2012 and 2013, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and liabilities assumed in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans, the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco hotels. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms or may have to pay a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

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

The mortgage loan and preferred equity investment we currently own, or mortgage loans or preferred equity investments we may invest in at a future date, may be affected by unfavorable real estate market or other conditions, events or occurrences, which could decrease the value of those loans and the return on our investment.

In 2010, we paid $0.5 million for a $5.0 million mortgage loan secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. As the expected cash flows from the loan have not been reasonably probable and estimable, we have accounted for this loan using the cost-recovery method, which reduced the carrying value of this loan to $0.2 million as of December 31, 2012. The mortgage loan matured in November 2012, and is currently in default, causing us to our reserve the $0.2 million balance on our balance sheet at December 31, 2012. The carrying value of this loan on our balance sheet is zero as of December 31, 2013. We are currently working with the borrower and the special servicer to restructure the loan, at which time we may reverse the bad debt expense we recorded in 2012 if and when collectability becomes reasonably assured.

In conjunction with our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, we retained a $25.0 million preferred equity investment in the four hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the preferred equity investment is redeemed. The preferred equity investment is recorded at face value on our consolidated balance sheet, net of the deferred gain, resulting in a net book value of zero on our consolidated balance sheet as of December 31, 2013.

We do not know whether the value of the security for the mortgage loan and preferred equity investment we currently own, or any mortgage loans or preferred equity investments we may acquire in the future, will remain at the levels existing on the dates of origination of those mortgage loans or preferred equity investments. If the values of the underlying properties were to drop, our risk would increase because of the lower value of the security associated with such loans or preferred equity investments.

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

We periodically review each of our hotels, BuyEfficient and goodwill for possible impairment. We did not identify any properties or other assets with indicators of impairment during either 2013 or 2012. In 2011, however, we recognized an impairment loss of $1.5 million to discontinued operations to reduce the carrying value of our commercial laundry facility in Salt Lake City, Utah to its fair value based on proceeds received on the sale of the commercial laundry facility in July 2011. In addition, we recognized an impairment loss of $10.9 million in 2011 to reduce the carrying value of a note receivable from the purchaser of the Royal Palm Miami Beach (the “Royal Palm note”) to its fair value based on proceeds received from the sale of the Royal Palm note in October 2011. Our other hotels, BuyEfficient and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

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

A significant portion of our hotels are geographically concentrated in California, New York, Illinois, Massachusetts and the greater Washington D.C. area and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2013, nine of the 29 hotels are located in California, which is the largest concentration of our hotels in any state, representing 32% of our rooms and 34% of the revenue generated by the 29 hotels during 2013. In addition, as of December 31, 2013, three of the 29 hotels are located in each of the States of New York, Illinois and Massachusetts, as well as in the greater Washington D.C. area. The three hotels located in New York represented 9% of our rooms and 13% of the revenue generated by the 29 hotels during 2013. The three hotels located in Illinois represented 8% of our rooms and 7% of the revenue generated by the 29 hotels during 2013. The three hotels located in Massachusetts represented 14% of our rooms and 14% of the revenue generated by the 29 hotels during 2013. The three hotels located in the greater Washington D.C. area represented 13% of our rooms and 13% of the revenue generated by the 29 hotels during 2013. The concentration of our hotels in California, New York, Illinois, Massachusetts and the greater Washington D.C. area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in California, New York, Illinois, Massachusetts or the greater Washington D.C. area would disproportionately affect our hotel portfolio. The California, New York, Illinois, Massachusetts and the greater Washington D.C. area economies and tourism industries, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, New York, Illinois, Massachusetts and the greater Washington D.C. area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California, New York, Illinois, Massachusetts and the greater Washington D.C. area could harm our revenue or increase our operating expenses.

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

Because all but one of our hotels are operated under franchise agreements or are brand managed, termination of these franchise,  management or operating lease agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2013, all of the 29 hotels except the Boston Park Plaza were operated under franchise, management or operating lease agreements with international franchisors or hotel management companies, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans, or PIPs, and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements.

Our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise, management or operating lease agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five-year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years.

Our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels.

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies may be altered resulting in reduced revenue or increased costs to our hotels. For example, a change in one of our third-party manager’s frequent traveler reward program during 2013 negatively impacted revenue at both our Doubletree Guest Suites Times Square and Hilton Times Square hotels.

Because we are a REIT, we depend on third parties to operate our hotels, which could harm our results of operations.

In order to qualify as a REIT, we cannot directly operate our hotels. Accordingly, we must enter into management or operating lease agreements (together, “management agreements”) with eligible independent contractors to manage our hotels. Thus, independent management companies control the daily operations of our hotels.

As of December 31, 2013, our 29 hotels were managed as follows: Marriott 10 hotels; IHR six hotels; Highgate four hotels; Davidson two hotels; Hilton two hotels; Hyatt two hotels; and Crestline, Dimension and Fairmont one hotel each.  We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, three were entered into during each of the years 2013 and 2012, and four of these agreements were entered into during 2011.  If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

We also cannot assure you that our existing management companies will successfully manage our hotels. A failure by our management companies to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, or both, which would reduce the amount available for dividends on our common stock and our preferred stock. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

We are subject to risks associated with the employment of hotel personnel.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels, we are still subject to many of the costs and risks generally associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We generally do not have the ability to affect the outcome of these negotiations.

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

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2013, we invested $117.5 million on capital improvements to our hotels, and we expect this amount to increase in 2014 driven by renovations at recently acquired hotels as part of our acquisition strategy. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

•                  possible environmental problems; and

•                  disputes with managers or franchisors regarding our compliance with the requirements under the relevant management, operating lease or franchise agreement.

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

Because 10 of the 29 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of 10 of the 29 hotels are based upon our interest under long-term ground, building or air leases with unaffiliated parties. Pursuant to the terms of the ground, building and air leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2013, the terms of these ground, building and air leases (including renewal options) range from approximately 30 to 113 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Unsolicited Takeover Provisions. Provisions of Maryland law permit the board of a corporation with a class of equity securities registered under the Exchange Act and at least three independent directors, without stockholder approval, to implement possible takeover defenses, such as a classified board or a two-thirds vote requirement for removal of a director. These provisions, if implemented, may make it more difficult for a third party to effect a takeover. In April 2013, however, we amended our charter to prohibit us from dividing directors into classes unless such action is first approved by the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors.

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

•                  volatility in the capital markets and the effect on the lodging demand or our ability to obtain capital on favorable terms or at all;

•                  increased competition from other hotels in our markets;

•                  new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•                  unexpected changes in business, commercial and leisure travel and tourism;

•                  increases in operating costs due to inflation, labor costs, workers’ compensation and health-care related costs (including the impact of the Patient Protection and Affordable Care Act), utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

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

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Many of our managers and franchisors contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their systems. If such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us or our franchisees. Although our managers and franchisors may have established agreements with many of these intermediaries that limit transaction fees for hotels, there can be no assurance that our managers and franchisors will be able to renegotiate such agreements upon their expiration with terms as favorable as the provisions that exist today. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to brands of our managers and franchisors. If this happens, our business and profitability may be significantly negatively impacted.

In addition, in general, internet travel intermediaries have traditionally competed to attract individual consumers or “transient” business rather than group and convention business. However, hospitality intermediaries have recently grown their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels, and it could also increase our cost of sales for group and convention business.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Because commercial real estate investments are relatively illiquid, our ability to promptly sell one or more of our hotels in response to changing economic, financial and investment conditions is limited. The real estate market, including our hotels, is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any of our hotels on favorable terms. It may take a long time to find a willing purchaser and to close the sale of a hotel if we want to sell. Should we decide to sell a hotel during the term of that particular hotel’s management agreement, we may have to pay termination fees, which could be substantial, to the applicable management company.

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

We have in the past and could in the future incur liabilities resulting from claims by hotel employees. While these claims are, for the most part, covered by insurance, some claims (such as claims for unpaid overtime wages) generally are not insured or insurable. These claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur losses which could harm our results of operations.

Uninsured and underinsured losses could harm our financial condition, results of operations and ability to make distributions to our stockholders.

Various types of litigation losses and catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments.

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

Terrorist attacks and military conflicts may adversely affect the hospitality industry.

The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities may be subject to the risk of terrorist attacks. The occurrence or the possibility of terrorist attacks or military conflicts could:

•                  cause damage to one or more of our properties that may not be fully covered by insurance to the value of the damages;

•                  cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income;

•                  generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties;

•                  expose us to a risk of monetary claims arising out of death, injury or damage to property caused by any such attacks; and

•                  result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, particularly for properties in target areas, all of which could adversely affect our results.

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

We may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. During 2013 and 2012, our use of net operating loss carryforwards resulted in federal alternative minimum tax and state income tax expense (where our use of net operating loss carryforwards was either limited or unavailable) totaling $1.9 million and $1.1 million, respectively.

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

In the event that leases between us and our taxable REIT subsidiaries are held not to have been made on an arm’s-length basis, we or our taxable REIT subsidiaries could be subject to income taxes. In 2011, the Internal Revenue Service, or the IRS, notified us of their intent to audit our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., and its subsidiaries. During 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we recognized income tax expense of $4.7 million related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in related interest expense. We recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of our uncertain tax positions related to 2012, and as a result of our recent resolution of outstanding issues with the IRS.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2013, our closing daily stock price fluctuated from a low of $11.02 to a high of $14.06. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

We paid a quarterly cash dividend of $0.50 per share to the stockholders of our Series A preferred stock through its redemption date in March 2013. We paid a quarterly cash dividend of $0.393 per share to our Series C preferred stockholders through its redemption date in May 2013. In addition, we paid a quarterly cash dividend of $0.50 per share to the stockholders of our Series D cumulative redeemable preferred stock, or the Series D preferred stock, in each of January, April, July and October 2013. We also paid a cash dividend of $0.05 per share to the stockholders of our common stock in October 2013. In November 2013, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share to our Series D preferred stockholders, and a quarterly cash dividend of $0.05 per share to our common stockholders. We paid such dividends in January 2014. Distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including projected taxable income, restrictions under applicable law and our balance sheet and capital requirements. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

The IRS may disallow our use of stock dividends to satisfy our distribution requirements.

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. While we have received a private letter ruling from the IRS in the past, and plan to request another private letter ruling from the IRS regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements, we may make cash/common stock distributions prior to receiving such private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

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

Item  1B.                Unresolved Staff Comments

None.

Item 2.         Properties

The following table sets forth additional summary information with respect to our 29 hotels as of December 31, 2013:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,053	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	185	IHR
Doubletree Guest Suites Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Davidson
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach (2)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	357	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	250	Dimension
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Hyatt Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	407	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	802	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	496	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	499	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at SeaWorld ® (4)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Sheraton Cerritos (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR

Total number of rooms					13,744

(1)                  As defined by Smith Travel Research.

(2)                  Subject to a ground, building or air lease with an unaffiliated third party.

(3)                  75% ownership interest.

(4)                  85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2013, we also owned one undeveloped parcel of land in Craig, Colorado.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 12 states and in Washington, DC. The following tables summarize our 29 hotels by region as of December 31, 2013, and the operating statistics by region for 2013, 2012 and 2011, including prior ownership results for the 2013 acquisitions (Hilton New Orleans St. Charles, Boston Park Plaza and Hyatt Regency San Francisco), the 2012 acquisitions (Hyatt Chicago Magnificent Mile and Hilton Garden Inn Chicago Downtown/Magnificent Mile), and the 2011 acquisitions (Doubletree Guest Suites Times Square, JW Marriott New Orleans and Hilton San Diego Bayfront).

			Percentage of 2013
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	9	4,444	34.2%
Other West (2)	4	1,318	6.0%
Midwest (3)	3	1,144	7.0%
East (4)	13	6,838	52.8%

Total	29	13,744	100.0%

	2013			2012			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	83.4%	$175.21	$146.13	81.2%	$169.45	$137.59	220	bps	3.4%	6.2%
Other West (2)	79.5%	$120.07	$95.46	78.3%	$113.80	$89.11	120	bps	5.5%	7.1%
Midwest (3)	79.8%	$179.57	$143.30	81.7%	$171.25	$139.91	(190	)bps	4.9%	2.4%
East (4)	78.9%	$201.18	$158.73	78.8%	$197.64	$155.74	10	bps	1.8%	1.9%
Weighted Average	80.5%	$183.05	$147.36	79.8%	$178.04	$142.08	70	bps	2.8%	3.7%

	2012			2011			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	81.2%	$169.45	$137.59	80.1%	$161.26	$129.17	110	bps	5.1%	6.5%
Other West (2)	78.3%	$113.80	$89.11	68.7%	$112.69	$77.42	960	bps	1.0%	15.1%
Midwest (3)	81.7%	$171.25	$139.91	77.8%	$164.55	$128.02	390	bps	4.1%	9.3%
East (4)	78.8%	$197.64	$155.74	76.8%	$193.67	$148.74	200	bps	2.0%	4.7%
Weighted Average	79.8%	$178.04	$142.08	77.2%	$173.26	$133.76	260	bps	2.8%	6.2%

(1)                  All but one of these hotels are located in Southern California.

(2)                  Includes Oregon, Texas and Utah.

(3)                  Includes Illinois.

(4)                  Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.

Item  3.                               Legal Proceedings

We are involved from time to time in various claims and legal actions in the ordinary course of our business. We do not believe that the resolution of any such pending legal matters will have a material adverse effect on our financial position or results of operations when resolved.

Item  4.                              Mine Safety Disclosures

Not applicable.

PART II

Item  5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 14, 2014, the last reported price per share of common stock on the NYSE was $13.40. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2012:
First Quarter	$10.00	$8.06	$0.00
Second Quarter	$10.99	$9.27	$0.00
Third Quarter	$11.70	$9.68	$0.00
Fourth Quarter	$10.97	$9.34	$0.00
2013:
First Quarter	$12.31	$11.02	$0.00
Second Quarter	$13.09	$11.14	$0.00
Third Quarter	$13.49	$11.87	$0.05
Fourth Quarter	$14.06	$12.50	$0.05

Subject to certain limitations, we intend to make dividends on our stock in amounts equivalent to 100% of our annual taxable income. The level of any future dividends will be determined by our Board of Directors after considering taxable income projections, expected capital requirements, risks affecting our business and in context of our leverage-reduction initiatives. As a result, any future common stock dividends may be comprised of cash only, or a combination of cash and stock, consistent with Internal Revenue Service guidelines.

As of February 14, 2014, we had approximately 24 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2013 Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	—	$—	—	$—
November 1, 2013 — November 30, 2013	—	$—	—	$—
December 1, 2013 — December 31, 2013	—	$—	—	$—
Total	—

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating Data ($ in thousands):
REVENUES
Room	$653,955	$576,146	$501,183	$351,039	$336,981
Food and beverage	213,346	200,810	175,103	138,188	134,319
Other operating	56,523	52,128	45,508	26,373	30,241
Total revenues	923,824	829,084	721,794	515,600	501,541
OPERATING EXPENSES
Room	170,361	147,932	128,225	92,101	85,879
Food and beverage	147,713	139,106	126,139	98,889	96,755
Other operating	16,819	16,162	14,004	11,535	11,786
Advertising and promotion	47,306	42,474	37,226	27,326	26,404
Repairs and maintenance	35,884	32,042	29,067	22,608	22,437
Utilities	27,006	25,596	25,537	19,117	18,879
Franchise costs	32,932	30,067	25,595	18,032	17,435
Property tax, ground lease and insurance	79,004	66,830	58,010	35,280	37,058
Property general and administrative	103,454	94,642	85,293	61,753	58,675
Corporate overhead	26,671	24,316	25,453	21,751	25,072
Depreciation and amortization	137,476	130,907	113,708	79,633	78,790
Impairment loss	—	—	10,862	—	2,823
Total operating expenses	824,626	750,074	679,119	488,025	481,993
Operating income	99,198	79,010	42,675	27,575	19,548
Equity in net earnings (losses) of unconsolidated joint ventures	—	—	21	555	(27,801)
Interest and other income	2,821	297	3,115	112	1,378
Interest expense	(72,239)	(76,821)	(74,195)	(58,931)	(62,137)
Gain (loss) on extinguishment of debt	(44)	(191)	—	—	54,506
Gain on remeasurement of equity interests	—	—	69,230	—	—
Income (loss) before income taxes and discontinued operations	29,736	2,295	40,846	(30,689)	(14,506)
Income tax provision	(8,145)	(1,148)	—	—	—
Income (loss) from continuing operations	21,591	1,147	40,846	(30,689)	(14,506)
Income (loss) from discontinued operations	48,410	48,410	40,453	69,231	(255,102)

NET INCOME (LOSS)	70,001	49,557	81,299	38,542	(269,608)
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)	—	—
Distributions to non-controlling interest	(32)	(31)	(30)	—	—
Dividends paid on unvested restricted stock compensation	(201)	—	—	—	(447)
Preferred stock dividends, redemption charges and accretion	(19,013)	(29,748)	(27,321)	(20,652)	(20,749)
Undistributed income allocated to unvested restricted stock compensation	(235)	(203)	(636)	(102)	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$46,507	$17,814	$53,000	$17,788	$(290,804)
Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$(0.01)	$(0.24)	$0.11	$(0.52)	$(0.51)
Cash dividends declared per common share	$0.10	$0.00	$0.00	$0.00	$0.00
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,231,382	$2,681,877	$2,532,232	$1,666,180	$1,670,164
Total assets	$3,508,798	$3,136,675	$3,101,240	$2,436,106	$2,513,530
Total debt (1)	$1,404,075	$1,363,389	$1,416,890	$973,810	$968,816
Total liabilities	$1,556,399	$1,517,362	$1,675,946	$1,236,807	$1,526,867
Equity	$1,952,399	$1,519,313	$1,325,294	$1,099,299	$886,767

(1)                  Does not include hotels or debt which have been reclassified to discontinued operations, or which have been classified as held for sale.

Item  7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We own primarily upper upscale hotels in the United States. As of December 31, 2013, we had interests in 29 hotels, which are currently held for investment (the “29 hotels”). Of the 29 hotels, we classify 27 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors. All of our 29 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 29 hotel portfolio average 474 rooms in size.

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

•                  Measured Balance Sheet Improvement. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the measured improvement of our credit ratios and the maintenance of appropriate levels of liquidity throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

During the past four years, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability. Accordingly, during the past three years, we selectively acquired interests in eight hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013. Based on our purchase prices, the combined asset value of these eight hotels totals $1.5 billion, or $299,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

On July 2, 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The mortgage we assumed in conjunction with our purchase of the Boston Park Plaza bears interest at a fixed rate of 4.4%, and matures in February 2018.

On December 2, 2013, we purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by our November 2013 issuance of common stock.

The scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our $150.0 million senior corporate credit facility. However, in light of our long-term financial objectives, we expect to fund the majority of our near-term acquisitions with a greater proportion of equity capital than debt capital.

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated return expectations. In connection with this strategy, during the past three years, we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sales prices, the combined asset value of these 10 hotels totals $547.2 million, or $182,000 per key. In addition, during the past three years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; and a commercial laundry facility located in Rochester, Minnesota in January 2013.

In January 2013, we sold the Rochester Hotels and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. During 2013, all of the cash held by an accommodator was utilized to partially fund the tax-deferred exchanges of the Hilton New Orleans St. Charles and the Boston Park Plaza. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

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

In February 2013, we issued 25,300,000 shares of our common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of $294.9 million. We used these proceeds to redeem all of our Series A preferred stock and all of our Series C preferred stock, as well as to partially fund our acquisitions of the Hilton New Orleans St. Charles and the Boston Park Plaza.

In March 2013, we used a portion of the proceeds we received from our February 2013 common stock offering to redeem all 7,050,000 shares of our Series A preferred stock for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends. An additional redemption charge of $4.6 million was recognized related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. After the redemption date, we have no outstanding shares of Series A preferred stock, and all rights of the holders of such shares were terminated. Because we redeemed the Series A preferred stock in full, trading of the Series A preferred stock on the New York Stock Exchange ceased after the redemption date.

In May 2013, in anticipation of our acquisition of the Boston Park Plaza and the $119.2 million mortgage debt we assumed, we used a portion of the proceeds we received from our February 2013 common stock offering to redeem all 4,102,564 shares of our Series C preferred stock for an aggregate redemption price of $101.1 million, including $1.1 million in accrued dividends. An additional redemption charge of $0.1 million was recognized related to the original issuance costs of the Series C preferred stock, which were previously included in additional paid in capital. After the redemption date, we have no outstanding shares of Series C preferred stock, and all rights of the holders of such shares were terminated.

In November 2013, we issued 20,000,000 shares of our common stock for net proceeds of $270.9 million. We used a portion of the net proceeds from this offering to purchase the Hyatt Regency San Francisco, and intend to use the remaining proceeds for potential future acquisitions, capital investment in our portfolio and other general corporate purposes, including working capital.

As of December 31, 2013, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at December 31, 2013, is 4.9%.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•                  Occupancy;

•                  Average daily room rate, or ADR;

•                  Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•                  Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all hotels in which we have interests as of December 31, 2013, excluding the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013. In addition, our Comparable Portfolio includes prior ownership results for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hyatt Regency San Francisco;

•                  RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•                  Operating flow through, which is the comparison between reporting periods of the change in hotel EBITDA divided by the change in hotel revenues;

•                  EBITDA, which is net income (loss) excluding: non-controlling interests; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•                  Adjusted EBITDA, which includes EBITDA but excludes: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax assessments or credits; and any other identified adjustments;

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

•                  Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, and management fees. Additionally, this category includes general and administrative expense for BuyEfficient (subsequent to our purchase of the outside 50.0% equity interest in January 2011);

•                  Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, bad debt, relocation, entity-level state franchise and minimum taxes, travel expenses and office rent;

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

•                  Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, the Preferred Equity Investment, and the Royal Palm note (which was sold in 2011), as well as any gains or losses we have recognized on sales of assets other than real estate investments;

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

•                  Income tax provision, which includes federal and state income taxes charged to the Company, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•                  Income from discontinued operations, which includes the results of operations for any hotels or other real estate investments sold during the reporting period, along with the gain or loss realized on the sale of these assets and any extinguishments of related debt;

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

•                  Preferred stock dividends and redemption charges, which includes dividends earned on our Series A preferred stock and Series C preferred stock up until their redemptions in March 2013 and May 2013, respectively, and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values; and

•                  Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, the effectiveness of our operators in increasing revenue and controlling hotel operating expenses and the timing and scope of renovations.

•                  Demand. The demand for lodging generally fluctuates with the overall economy. Demand for our hotels has improved each year since 2010. In 2011, our Comparable Portfolio RevPAR increased 8.2% as compared to 2010, with a 290 basis point increase in portfolio occupancy. Demand continued to improve in 2012 and 2013. As a result, our Comparable Portfolio RevPAR increased 5.6% in 2012 as compared to 2011, and 4.3% in 2013 as compared to 2012. Comparable Portfolio occupancy increased 240 basis points in 2012 as compared to 2011, and increased an additional 80 basis points in 2013 as compared to 2012. Our operating statistics improved in 2013 as compared to both 2012 and 2011, even as several of our hotels were under major room renovations during 2013. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

•                  Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of several years during which aggregate U.S. hotel supply, as indicated by the number of new hotel openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington D.C. and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index was 111.0 in 2011, decreasing approximately 10 basis points in 2012 to 110.9 due to several capital investment programs at our hotels. Our 2013 Comparable Portfolio RevPAR index, which was also negatively impacted by several capital investment programs at our hotels, decreased 60 basis points to 110.3.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Our Comparable Portfolio operating flow through was 48% in 2012 as compared to 2011, and 39% in 2013 as compared to 2012.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 29 hotels (13,744 rooms) as of December 31, 2013 and 26 hotels (11,632 rooms) as of December 31, 2012, as well as discontinued operations for 4 hotels (1,222 rooms) as of December 31, 2013 and 8 hotels (2,342 rooms) as of December 31, 2012. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2013	2012	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$653,955	$576,146	$77,809	13.5%
Food and beverage	213,346	200,810	12,536	6.2%
Other operating	56,523	52,128	4,395	8.4%
Total revenues	923,824	829,084	94,740	11.4%
OPERATING EXPENSES
Hotel operating	557,025	500,209	56,816	11.4%
Property general and administrative	103,454	94,642	8,812	9.3%
Corporate overhead	26,671	24,316	2,355	9.7%
Depreciation and amortization	137,476	130,907	6,569	5.0%
Total operating expenses	824,626	750,074	74,552	9.9%
Operating income	99,198	79,010	20,188	25.6%
Interest and other income	2,821	297	2,524	849.8%
Interest expense	(72,239)	(76,821)	4,582	6.0%
Loss on extinguishment of debt	(44)	(191)	147	77.0%
Income before income taxes and discontinued operations	29,736	2,295	27,441	1,195.7%
Income tax provision	(8,145)	(1,148)	(6,997)	(609.5)%
Income from continuing operations	21,591	1,147	20,444	1,782.4%
Income from discontinued operations	48,410	48,410	—	0.0%
NET INCOME	70,001	49,557	20,444	41.3%
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(2,252)	(127.9)%
Distributions to non-controlling interest	(32)	(31)	(1)	(3.2)%
Dividends paid on unvested restricted stock compensation	(201)	—	(201)	(100.0)%
Preferred stock dividends and redemption charges	(19,013)	(29,748)	10,735	36.1%
Undistributed income allocated to unvested restricted stock compensation	(235)	(203)	(32)	(15.8)%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$46,507	$17,814	$28,693	161.1%

The following table presents our operating results for our total portfolio for the years ended December 31, 2012 and 2011, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes continuing operations for 26 hotels (11,632 rooms) as of December 31, 2012 and 24 hotels (10,857 rooms) as of December 31, 2011, as well as discontinued operations for 8 hotels (2,342 rooms) as of December 31, 2012 and 10 hotels (3,017 rooms) as of December 31, 2011. These amounts can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2012	2011	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$576,146	$501,183	$74,963	15.0%
Food and beverage	200,810	175,103	25,707	14.7%
Other operating	52,128	45,508	6,620	14.5%
Total revenues	829,084	721,794	107,290	14.9%
OPERATING EXPENSES
Hotel operating	500,209	443,803	56,406	12.7%
Property general and administrative	94,642	85,293	9,349	11.0%
Corporate overhead	24,316	25,453	(1,137)	(4.5)%
Depreciation and amortization	130,907	113,708	17,199	15.1%
Impairment loss	—	10,862	(10,862)	(100.0)%
Total operating expenses	750,074	679,119	70,955	10.4%
Operating income	79,010	42,675	36,335	85.1%
Equity in earnings of unconsolidated joint ventures	—	21	(21)	(100.0)%
Interest and other income	297	3,115	(2,818)	(90.5)%
Interest expense	(76,821)	(74,195)	(2,626)	(3.5)%
Loss on extinguishment of debt	(191)	—	(191)	(100.0)%
Gain on remeasurement of equity interests	—	69,230	(69,230)	(100.0)%
Income before income taxes and discontinued operations	2,295	40,846	(38,551)	(94.4)%
Income tax provision	(1,148)	—	(1,148)	(100.0)%
Income from continuing operations	1,147	40,846	(39,699)	(97.2)%
Income from discontinued operations	48,410	40,453	7,957	19.7%
NET INCOME	49,557	81,299	(31,742)	(39.0)%
Income from consolidated joint venture attributable to non-controlling interest	(1,761)	(312)	(1,449)	(464.4)%
Distributions to non-controlling interest	(31)	(30)	(1)	(3.3)%
Preferred stock dividends and redemption charges	(29,748)	(27,321)	(2,427)	(8.9)%
Undistributed income allocated to unvested restricted stock compensation	(203)	(636)	433	68.1%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,814	$53,000	$(35,186)	(66.4)%

Operating Statistics. The following tables include comparisons of the key operating metrics for our portfolio, including prior ownership results as applicable for the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco.

	2013			2012			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (29 hotels)	80.5%	$183.05	$147.36	79.8%	$178.04	$142.08	70	bps	2.8%	3.7%
Comparable Hotel Portfolio (28 hotels) (1)	80.2%	$184.65	$148.09	79.4%	$178.75	$141.93	80	bps	3.3%	4.3%
Comparable Hotel Portfolio adjusted for change in Marriott calendar (28 hotels) (2)	80.2%	$184.79	$148.20	79.4%	$178.64	$141.84	80	bps	3.4%	4.5%

	2012			2011			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Hotel Portfolio (29 hotels)	79.8%	$178.04	$142.08	77.2%	$173.26	$133.76	260	bps	2.8%	6.2%
Comparable Hotel Portfolio (28 hotels) (1)	79.4%	$178.75	$141.93	77.0%	$174.51	$134.37	240	bps	2.4%	5.6%
Comparable Hotel Portfolio adjusted for change in Marriott calendar (28 hotels) (2)	79.4%	$178.64	$141.84	77.0%	$174.49	$134.36	240	bps	2.4%	5.6%

(1)         Includes all the hotels in which we have interests as of December 31, 2013, except the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013.

(2)         Includes the 28 hotel Comparable Portfolio adjusted for the effects of converting the operating statistics for our ten Marriott-managed hotels from a 13-period basis as reported in 2012 and 2011 to a standard 12-month calendar basis.

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

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease assets recorded in conjunction with our acquisitions of the Hilton New Orleans St. Charles and the Hyatt Regency San Francisco, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hyatt Regency San Francisco. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•                  Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

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

The following table reconciles our net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net income	$70,001	$49,557	$81,299
Operations held for investment:
Depreciation and amortization	137,476	130,907	113,708
Amortization of lease intangibles	4,112	4,113	3,979
Interest expense	72,239	76,821	74,195
Income tax provision	8,145	1,148	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)
Depreciation and amortization	(3,956)	(5,685)	(4,014)
Interest expense	(2,341)	(2,477)	(1,753)
Unconsolidated joint ventures:
Depreciation and amortization	—	—	3
Discontinued operations:
Depreciation and amortization	—	13,164	16,188
Amortization of lease intangibles	—	14	28
Interest expense	99	6,490	9,337
EBITDA	281,762	272,291	292,658

Operations held for investment:
Amortization of deferred stock compensation	4,858	3,466	2,745
Amortization of favorable and unfavorable contracts, net	320	206	—
Non-cash straightline lease expense	2,055	2,777	2,398
Capital lease obligation interest — cash ground rent	(1,404)	(819)	—
(Gain) loss on sale of other assets, net	(12)	18	(83)
Gain on remeasurement of equity interests	—	—	(69,230)
Loss on extinguishment of debt	44	191	—
Closing costs — completed acquisitions	1,678	1,965	3,403
Impairment loss	—	—	10,862
Lawsuit settlement costs, net	358	158	1,553
Prior year property tax and CAM adjustments, net	106	621	—
Hotel laundry closing costs	—	623	—
Non-controlling interests:
Non-cash straightline lease expense	(450)	(450)	(354)
Prior year property tax adjustments, net	—	(202)	—
Unconsolidated joint ventures:
Amortization of deferred stock compensation	—	—	2
Discontinued operations:
Gain on sale of assets, net	(51,620)	(38,292)	(14,912)
Impairment loss	—	—	1,495
(Gain) loss on extinguishment of debt	3,115	—	(18,145)
Lawsuit settlement (reversal) costs	—	(48)	67
	(40,952)	(29,786)	(80,199)
Adjusted EBITDA	$240,810	$242,505	$212,459

Adjusted EBITDA was $240.8 million in 2013 as compared to $242.5 million in 2012 and $212.5 million in 2011. Adjusted EBITDA decreased $1.7 million in 2013 as compared to 2012 as additional earnings generated by the three hotels we acquired during 2013 (the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco), and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile) were mostly offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These renovations were substantially completed by June 30, 2013.

Adjusted EBITDA increased $30.0 million in 2012 as compared to 2011 due to additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), and the three hotels we acquired or purchased interests in during 2011 (the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront), combined with increased earnings at our other hotels.

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

We also present Adjusted FFO when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO for the following items, which may occur in any period, and refer to this measure as Adjusted FFO:

•                  Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease assets recorded in conjunction with our acquisitions of the Hilton New Orleans St. Charles and the Hyatt Regency San Francisco, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hyatt Regency San Francisco. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

The following table reconciles our net income to FFO and Adjusted FFO for our hotel portfolio for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net income	$70,001	$49,557	$81,299
Preferred stock dividends and redemption charges	(19,013)	(29,748)	(27,321)
Operations held for investment:
Real estate depreciation and amortization	136,047	129,668	112,539
Amortization of lease intangibles	4,112	4,113	3,979
(Gain) loss on sale of other assets, net	(12)	18	(83)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)
Real estate depreciation and amortization	(3,956)	(5,685)	(4,014)
Discontinued operations:
Real estate depreciation and amortization	—	13,164	16,188
Amortization of lease intangibles	—	14	28
Gain on sale of assets, net	(51,620)	(38,292)	(14,912)
FFO	131,546	121,048	167,391

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	320	206	—
Non-cash straightline lease expense	2,055	2,777	2,398
Write-off of deferred financing fees	—	3	21
Non-cash interest related to (gain) loss on derivatives, net	(525)	406	2,655
Gain on remeasurement of equity interests	—	—	(69,230)
Loss on extinguishment of debt	44	191	—
Closing costs — completed acquisitions	1,678	1,965	3,403
Lawsuit settlement costs, net	358	158	1,553
Prior year property tax and CAM adjustments, net	106	621	—
Hotel laundry closing costs	—	623	—
Impairment loss	—	—	10,862
Income tax provision	8,145	1,148	—
Preferred stock redemption charges	4,770	—	—
Non-controlling interests:
Non-cash straightline lease expense	(450)	(450)	(354)
Non-cash interest related to loss on derivative, net	(3)	(1)	(31)
Prior year property tax adjustments, net	—	(202)
Discontinued operations:
(Gain) loss on extinguishment of debt	3,115	—	(18,145)
Write-off of deferred financing fees	—	185	42
Impairment loss	—	—	1,495
Lawsuit settlement (reversal) costs	—	(48)	67
	19,613	7,582	(65,264)
Adjusted FFO	$151,159	$128,630	$102,127

Adjusted FFO was $151.2 million in 2013 as compared to $128.6 million in 2012 and $102.1 million in 2011. Adjusted FFO increased $22.5 million in 2013 as compared to 2012 due to additional earnings generated by the three hotels we acquired during 2013 (the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco), and the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), combined with a decrease in preferred stock dividends and interest expense. These increases to Adjusted FFO were partially offset by a decrease in earnings caused by major room renovations at four of our hotels: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These renovations were substantially completed by June 30, 2013.

Adjusted FFO increased $26.5 million in 2012 as compared to 2011 due to additional earnings generated by the two hotels we acquired in 2012 (the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile), and the three hotels we acquired or purchased interests in during 2011 (the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront), combined with increased earnings at our other hotels.

Room revenue. Room revenue increased $77.8 million, or 13.5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. We acquired the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Regency San Francisco in December 2013, the Hyatt Chicago Magnificent Mile in June 2012, and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. These five hotels acquired in 2013 and 2012 (the “five 2013-2012 acquired hotels”) contributed additional room revenue of $54.3 million during 2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during 2013 by a major renovation, which caused 13,601 room nights to be out of service, displacing approximately $2.4 million in room revenue based on the hotel achieving a potential 74.9% occupancy rate and RevPAR of $127.70 without the renovation. In addition, room revenue during 2013 increased as compared to the same period in 2012 due to a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), who manage 10 of our 29 hotels. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar, which caused there to be an additional three days and approximately $1.6 million more in room revenue for the Marriott-managed hotels during 2013 as compared to 2012. Room revenue generated by the 24 hotels we owned prior to January 1, 2012 (our “existing portfolio”) increased $21.9 million during 2013 as compared to 2012 due to increases in both occupancy ($7.7 million) and ADR ($14.2 million). The increases in occupancy and ADR were driven by an additional 58,248 transient room nights, partially offset by 14,435 fewer group room nights. Room revenue in our existing portfolio was negatively impacted during 2013 by major room renovations at three hotels in our existing portfolio (the “three renovation hotels”): the Hilton Times Square; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These major room renovations caused a total of 26,686 room nights to be out of service during 2013, displacing approximately $5.2 million in room revenue based on the three renovation hotels achieving a combined potential 81.6% occupancy rate and RevPAR of $169.76 without the renovations. This 2013 displacement compares to our 2012 displacement caused by major room renovations at the Renaissance Washington DC and the Hyatt Regency Newport Beach. The major room renovation at the Renaissance Washington DC caused 13,656 room nights to be out of service during the last six months of 2012, displacing approximately $2.9 million in room revenue based on the hotel achieving a potential 72.7% occupancy rate and RevPAR of $148.24 without the renovation. The major room renovation at the Hyatt Regency Newport Beach caused 4,333 room nights to be out of service during the last two months of 2012, displacing approximately $0.5 million in room revenue based on the hotel achieving a potential 85.0% occupancy rate and RevPAR of $110.96 without the renovation.

Room revenue increased $75.0 million, or 15.0%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. We acquired the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we acquired the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011 (resulting in our 100% ownership of the hotel) and the JW Marriott New Orleans in February 2011. We also purchased a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. These five hotels acquired in 2012 and 2011 (the “five 2012-2011 acquired hotels”) contributed additional room revenue of $57.4 million during the year ended December 31, 2012. Room revenue in our five 2012-2011 acquired hotels was negatively impacted in 2012 by Hurricane Sandy, which caused a loss in room revenue of approximately $0.3 million. Room revenue generated by the 21 hotels we owned prior to January 1, 2011 (our “prior year existing portfolio”) increased $17.6 million during 2012 as compared to 2011 due to an increase in occupancy ($14.8 million) combined with an increase in ADR ($2.8 million). The increase in occupancy was driven by an additional 22,641 group room nights sold combined with an additional 72,391 transient room nights sold. As discussed above in the discussion regarding 2013 and 2012, room revenue in our prior year existing portfolio was impacted during 2012 by major room renovations at both the Renaissance Washington DC and the Hyatt Regency Newport Beach. Room revenue in our prior year existing portfolio was also negatively impacted in 2012 by Hurricane Sandy, which caused a loss in room revenue of approximately $1.4 million.

Food and beverage revenue. Food and beverage revenue increased $12.5 million, or 6.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The five 2013-2012 acquired hotels contributed an additional $11.3 million to food and beverage revenue during 2013, though food and beverage revenue generated by the Hyatt Chicago Magnificent Mile was negatively affected by the hotel’s major renovation. Marriott’s additional three days in 2013 generated approximately $0.6 million in food and beverage revenue for the Marriott-managed hotels during 2013 as compared to 2012. Food and beverage revenue in our existing portfolio increased $0.6 million during 2013 as compared to 2012, due to increased outlet and room service revenue caused by the increase in occupancy, partially offset by decreased banquet revenue at several of our hotels caused by 14,435 fewer group room nights, as well as the negative impact of the three renovation hotels. The decrease in group room nights during 2013 as compared to 2012 was further exaggerated by the fact that the type of group shifted from corporate and citywide business with a higher number of banquet functions during the first few months of 2012 to associations with fewer banquet functions during the first few months of 2013. The decrease in food and beverage revenue in our existing portfolio was partially offset by increased revenue generated during 2013 by the Renaissance Washington DC, which was under a major room renovation during 2012, causing revenue to decrease in outlets, banquets and room service during 2012.

Food and beverage revenue increased $25.7 million, or 14.7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The five 2012-2011 acquired hotels contributed an additional $17.5 million to food and beverage revenue during 2012. Food and beverage revenue in our prior year existing portfolio increased $8.2 million during 2012 as compared to 2011, primarily due to increased occupancy and group room nights in our hotels, which drove revenue growth in both outlets and banquets. In addition, outlet and banquet revenue increased during 2012 as compared to 2011 as many outlets and meeting spaces were under renovation during 2011. Food and beverage revenue in our prior year existing portfolio was negatively impacted by a major room renovation at the Renaissance Washington DC, which caused 13,656 room nights to be out of service during the last six months of 2012, decreasing revenue in both outlets and banquets. Food and beverage revenue in our prior year existing portfolio was also negatively impacted in 2012 by Hurricane Sandy, which caused a loss in food and beverage revenue of approximately $0.8 million.

Other operating revenue. Other operating revenue increased $4.4 million, or 8.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our five 2013-2012 acquired hotels contributed an additional $3.5 million to other operating revenue during 2013. In addition, BuyEfficient’s revenue increased $0.5 million during 2013 as compared to 2012 due to increased transaction and development fees. Other operating revenue in our existing portfolio increased $0.4 million during 2013 as compared to 2012, due to Marriott’s three additional days during 2013, combined with increased parking and spa revenue. These increases were partially offset by decreased telephone/internet revenue, cancellation, attrition, and third-party lease revenue.

Other operating revenue increased $6.6 million, or 14.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five 2012-2011 acquired hotels contributed an additional $4.8 million to other operating revenue during 2012. In addition, other operating revenue increased $0.3 million in 2012 as compared to 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. BuyEfficient contributed an additional $0.3 million in other operating revenue during 2012 as compared to 2011 due to increased transaction and development fees. In addition, other operating revenue in our prior year existing portfolio increased $1.2 million during 2012 as compared to 2011, due to increased cancellation, attrition, parking, spa and third-party lease revenue at our hotels, partially offset by decreased telephone/internet revenue.

Hotel operating expenses. Hotel operating expenses increased $56.8 million, or 11.4%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The five 2013-2012 acquired hotels contributed $46.3 million to hotel operating expenses during 2013. Hotel operating expenses in our existing portfolio increased $10.5 million during 2013 as compared to 2012, primarily related to the corresponding increase in room revenue, combined with the Marriott-managed hotels’ three additional days in 2013 as compared to 2012. In addition, hotel operating expenses in our existing portfolio increased during 2013 as compared to 2012 due to increases in property taxes, property and liability insurance premiums and ground lease expense.

Hotel operating expenses increased $56.4 million, or 12.7%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five 2012-2011 acquired hotels contributed an additional $45.0 million to hotel operating expenses during 2012. Hotel operating expenses in our prior year existing portfolio increased $11.4 million during 2012 as compared to 2011. This increase in hotel operating expenses is primarily related to the corresponding increases in room, food and beverage, parking and spa revenue. In addition, hotel operating expenses in our prior year existing portfolio increased during 2012 as compared to 2011 due to increases in the following expenses: advertising and repairs and maintenance as the hotels increased spending due to the improved economy; franchise fees and assessments due to the increased revenue; property and liability insurance due to increased premiums; and ground lease due to increased contingent rent resulting from the increased revenue at several of our hotels. These increases were partially offset by decreases in the following expenses: utilities due to reduced consumption and lower rates at many of our hotels during 2012; real estate property taxes due to lower assessments received at several of our hotels; and common area maintenance charges due to a settlement received at one of our hotels.

Property general and administrative expense. Property general and administrative expense increased $8.8 million, or 9.3%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The five 2013-2012 acquired hotels contributed $7.6 million to property general and administrative expense during 2013. In addition, BuyEfficient contributed an additional $0.2 million in property general and administrative expense during 2013 as compared to 2012 due to increases in payroll and related expenses, including deferred stock compensation expense. Property general and administrative expense in our existing portfolio increased $1.0 million during 2013 as compared to 2012, primarily due to the Marriott-managed hotels’ three additional days in 2013 as compared to 2012, combined with increased management fees, and credit and collection expenses due to the increase in revenue. Property general and administrative expenses also increased due to higher costs related to licenses and permits, and security expenses, partially offset by decreased payroll and related costs, contract and professional fees, employee relations, recruitment, training, sales tax audit fees, operating supplies and travel.

Property general and administrative expense increased $9.3 million, or 11.0%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five 2012-2011 acquired hotels contributed an additional $7.1 million to property general and administrative expense during 2012. In addition, property general and administrative expense increased $0.2 million in 2012 as compared to 2011 due to the consolidation of BuyEfficient with our operations due to the purchase of the outside 50.0% equity interest in the joint venture in January 2011. Previously, our 50.0% portion of BuyEfficient’s net income was included in equity in earnings of unconsolidated joint ventures. BuyEfficient contributed an additional $0.4 million in property general and administrative expense during 2012 as compared to 2011 due to the corresponding increase in revenue. Property general and administrative expense in our prior year existing portfolio increased $1.6 million during 2012 as compared to 2011, primarily due to increased payroll and related costs, management fees, and credit and collection expenses due to the increase in revenue, combined with increased computer hardware/software costs, employee relocation, recruitment and training, partially offset by decreased contract and professional fees.

Corporate overhead expense. Corporate overhead expense increased $2.4 million, or 9.7%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the following increases: payroll and related expenses ($1.0 million); deferred stock compensation ($1.3 million); contract and professional fees ($0.6 million); legal ($0.3 million); conferences and travel ($0.2 million); and entity-level state franchise and minimum taxes ($0.2 million). These increases were partially offset by a $1.1 million decrease in acquisition and due diligence costs and a $0.1 million decrease in donations. During 2013, we incurred acquisition and due diligence costs of $1.7 million related to our completed acquisitions, and an additional $0.1 million related to in-process-or-abandoned projects. During 2012, we incurred acquisition and due diligence costs of $2.0 million related to our completed acquisitions, and an additional $0.9 million related to in-process-or-abandoned projects.

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

Depreciation and amortization expense. Depreciation and amortization increased $6.6 million, or 5.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The five 2013-2012 acquired hotels contributed $11.3 million to depreciation and amortization during 2013. Depreciation and amortization expense in our existing portfolio decreased $4.7 million during 2013 as compared to 2012 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans and the Hilton San Diego Bayfront that were fully amortized as of February 2013 and April 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Depreciation and amortization increased $17.2 million, or 15.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our five 2012-2011 acquired hotels contributed an additional $15.2 million to depreciation and amortization expense during 2012. Depreciation and amortization expense in our prior year existing portfolio increased $2.0 million during 2012 as compared to 2011 due to additional depreciation recognized on hotel renovations and purchases of FF&E for our prior year existing portfolio.

Impairment loss. Impairment loss totaled zero for both of the years ended December 31, 2013 and 2012, and $10.9 million for the year ended December 31, 2011. During 2011, we recognized an impairment loss of $10.9 million on our Royal Palm note due to its sale in October 2011.

Equity in earnings of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures totaled zero for both of the years ended December 31, 2013 and 2012, and $21,000 for the year ended December 31, 2011. In January 2011, we acquired 100% interests in both the Doubletree Guest Suites Times Square and BuyEfficient joint ventures. Post-acquisition, therefore, we present both of these investments on a consolidated basis. Prior to our January 14, 2011 acquisition date, we did not recognize any earnings on our Doubletree Guest Suites Times Square joint venture during 2011 because the joint venture had cumulative losses in excess of our investment, and we reduced our interest in this partnership to zero at December 31, 2009. The excess cumulative losses resulted primarily from the hotel’s fourth quarter 2009 impairment charge. Prior to our purchase of the outside 50.0% equity interest in the BuyEfficient joint venture on January 21, 2011, we recognized income of $21,000 in 2011 on our BuyEfficient joint venture.

Interest and other income. Interest and other income totaled $2.8 million for the year ended December 31, 2013, $0.3 million for the year ended December 31, 2012, and $3.1 million for the year ended December 31, 2011. In 2013, we recognized $2.8 million in interest income, including $2.6 million on the Preferred Equity Investment. In 2012, we recognized $0.2 million in interest income, and $0.1 million in other miscellaneous income. In 2011, we recognized $2.9 million in interest income, including $2.7 million related to the Royal Palm note. We sold this Royal Palm note in October 2011 for net proceeds of approximately $79.2 million. In anticipation of this sale, we recorded an impairment loss of $10.9 million in September 2011. In addition, during 2011, we recognized income of $0.1 million on sales and dispositions of surplus FF&E located in several of our hotels and $0.1 million in other miscellaneous income.

Interest expense. Interest expense is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest expense	$69,806	$71,664	$67,319
(Gain) loss on derivatives, net	(525)	406	2,655
Accretion of Senior Notes	3	1,058	1,062
Amortization of deferred financing fees	2,955	3,690	3,138
Write-off of deferred financing fees	—	3	21
	$72,239	$76,821	$74,195

Interest expense decreased $4.6 million, or 6.0%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in interest expense in 2013 as compared to 2012 is comprised of the following:  a decrease in expense on our debt and capital lease obligations ($1.9 million); a decrease in expense related to our derivatives ($0.9 million); a decrease in accretion of Senior Notes ($1.1 million); and a decrease in amortization of deferred financing fees ($0.7 million). Interest expense on our debt and capital lease obligations decreased $1.9 million during 2013 as compared to 2012 due to reduced loan balances related to scheduled amortization, a repayment of debt in April 2012 and a repurchase of debt in January 2013. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile in June 2012, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense on our debt and capital lease obligations also increased during 2013 as compared to 2012 due to our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013. Interest expense related to our derivatives decreased $0.9 million during 2013 as compared to 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during 2012. Interest expense related to the accretion of our Senior Notes decreased $1.1 million during 2013 as compared to 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.7 million during 2013 as compared to 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012 and to assume the Boston Park Plaza debt.

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

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.9% at both December 31, 2013 and 2012, and 5.0% at December 31, 2011. At December 31, 2013, approximately 70.7% of the outstanding notes payable included in our continuing operations had fixed interest rates. At December 31, 2012, approximately 69.6% of the outstanding notes payable included in our continuing operations had fixed interest rates. At December 31, 2011, approximately 70.5% of the outstanding notes payable included in our continuing operations had fixed interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $44,000 for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012, and zero for the year ended December 31, 2011. During 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes. During 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Gain on remeasurement of equity interests. Gain on remeasurement of equity interests totaled zero for both the years ended December 31, 2013 and 2012, and $69.2 million for the year ended December 31, 2011. In January 2011, we purchased the outside interests in both our Doubletree Guest Suites Times Square joint venture and our BuyEfficient joint venture, and became the sole owner of both entities. Previously, our investment in the Doubletree Guest Suites Times Square joint venture consisted of a 38.0% equity interest in the hotel and a $30.0 million, 8.5% mezzanine loan maturing in January 2017 secured by the equity interests in the hotel. During the fourth quarter of 2009, the Doubletree Guest Suites Times Square recorded an impairment loss, effectively reducing our investment in the partnership to zero as of December 31, 2009. In conjunction with the acquisition of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square in January 2011, we adjusted both our investment in the Doubletree Guest Suites Times Square joint venture and the mezzanine loan to their fair market values, and recorded gains totaling $60.5 million on the remeasurement. In addition, in conjunction with the acquisition of the outside 50.0% equity interest in the BuyEfficient joint venture in January 2011, we adjusted our investment up to its fair market value, and recorded a gain of $8.7 million on the remeasurement.

Income tax provision. Income tax provision totaled $8.1 million for the year ended December 31, 2013, $1.1 million for the year ended December 31, 2012, and zero for the year ended December 31, 2011. During 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). The Company leases its hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS. During 2013, we recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from our use of net operating loss carryforwards, as well as state income tax where our use of net operating loss carryforwards was either limited or unavailable. During 2012, our federal alternative minimum tax resulting from our use of net operating loss carryforwards combined with our state income tax expense where the use of net operating loss carryforwards was either limited or unavailable to total $1.1 million of income tax expense.

Income from discontinued operations. As described under “—Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, income from discontinued operations included the results of operations, along with any gains on extinguishment of debt, gains or losses on sales and impairments recognized for the following properties:

Hotels and Other Assets	Rooms	Disposition Date
2013:
Kahler Grand, Minnesota (1)	660	January 25, 2013
Kahler Inn & Suites, Minnesota	271	January 25, 2013
Marriott Rochester, Minnesota (1)	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota	89	January 25, 2013
Textile Care Services Rochester, Minnesota	—	January 25, 2013
2012:
Marriott Del Mar, California	284	August 23, 2012
Doubletree Guest Suites Minneapolis, Minnesota	229	September 14, 2012
Hilton Del Mar, California	257	September 14, 2012
Marriott Troy, Michigan	350	September 14, 2012
Office building adjacent to the Marriott Troy, Michigan	—	September 14, 2012
2011:
Royal Palm Miami Beach, Florida	409	April 8, 2011
Textile Care Services Salt Lake City, Utah	—	July 8, 2011
Valley River Inn, Oregon	257	October 26, 2011
Total rooms	3,008

(1)         During 2012, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.

Income from discontinued operations for the year ended December 31, 2013 includes activity for the four hotels and one commercial laundry facility sold in 2013. Income from discontinued operations for the year ended December 31, 2012 includes activity for the four hotels and one commercial laundry facility sold in 2013, and the four hotels and one office building sold in 2012. Income from discontinued operations for 2012 also includes property tax refunds and reimbursements for certain transaction related invoices for the Royal Palm Miami Beach, which we sold in April 2011. Income from discontinued operations for the year ended December 31, 2011 includes activity for the four hotels and one commercial laundry facility sold in 2013, the four hotels and one office building sold in 2012, and the two hotels and one commercial laundry facility sold in 2011. Income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues	$3,690	$100,861	$130,997
Operating expenses	(3,686)	(71,089)	(96,581)
Interest expense	(99)	(6,490)	(9,337)
Depreciation and amortization expense	—	(13,164)	(16,188)
Impairment loss	—	—	(1,495)
Gain (loss) on extinguishment of debt	(3,115)	—	18,145
Gain on sale of hotels and other assets, net	51,620	38,292	14,912
Income from discontinued operations	$48,410	$48,410	$40,453

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $4.0 million for the year ended December 31, 2013, $1.8 million for the year ended December 31, 2012, and $0.3 million for the year ended December 31, 2011. In April 2011, we purchased a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2013, 2012 and 2011 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $4.0 million, $1.8 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $32,000 for the year ended December 31, 2013, $31,000 for the year ended December 31, 2012, and $30,000 for the year ended December 31, 2011. We purchased the outside 62.0% common stock equity interest in our Doubletree Guest Suites Times Square joint venture in January 2011, and, as a result, we became the sole common stockholder of the captive REIT that owns the hotel. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees, totaled $32,000, $31,000 and $30,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards totaled $0.2 million for the year ended December 31, 2013, and zero for both the years ended December 31, 2012 and 2011.

Preferred stock dividends and redemption charges. Preferred stock dividends decreased $10.7 million, or 36.1%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Pursuant to our strategy of gradually reducing our leverage, during 2013 we redeemed all 7,050,000 shares of our Series A preferred stock and all 4,102,564 shares of our Series C preferred stock in March and May, respectively. As such, our total Series A and Series C preferred dividends decreased $15.5 million in 2013 as compared to 2012. This decrease in our Series A and Series C preferred stock dividends was partially offset by a $4.6 million redemption charge recognized on our Series A preferred stock and a $0.1 million redemption charge recognized on our Series C preferred stock related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Preferred stock dividends and redemption charges increased $2.4 million, or 8.9%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to our issuance of Series D preferred stock in April 2011. Dividends paid on our Series D preferred stock increased $2.4 million in 2012 to $9.2 million, as compared to $6.8 million in 2011.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.2 million for both the years ended December 31, 2013 and 2012, and $0.6 million for the year ended December 31, 2011 was allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. During 2011, 2012 and 2013, we made several hotel acquisitions as detailed below:

Hotels	Rooms	Acquisition Date
2013:
Hilton New Orleans St. Charles, Louisiana	250	May 1, 2013
Boston Park Plaza, Massachusetts	1,053	July 2, 2013
Hyatt Regency San Francisco, California	802	December 2, 2013
2012:
Hyatt Chicago Magnificent Mile, Illinois (1)	417	June 4, 2012
Hilton Garden Inn Chicago Downtown/Magnificent Mile, Illinois	357	July 19, 2012
2011:
Doubletree Guest Suites Times Square, New York	460	January 14, 2011
JW Marriott New Orleans, Louisiana (1)	494	February 15, 2011
Hilton San Diego Bayfront, California	1,190	April 15, 2011
Total rooms	5,023

(1)                               Subsequent to these acquisitions, the Company added two additional rooms to both the Hyatt Chicago Magnificent Mile and the JW Marriott New Orleans, increasing their room counts to 419 and 496, respectively.

The total cost for these eight hotel acquisitions was approximately $1.5 billion, including shares of the Company’s common stock valued at $51.2 million for accounting purposes, or $299,000 per room. Each of these acquisitions is discussed below.

In May 2013, we purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by our January 2013 sale of the Rochester Portfolio, as well as with proceeds received from our February 2013 issuance of common stock.

In July 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The mortgage we assumed in conjunction with our purchase of the Boston Park Plaza bears interest at a fixed rate of 4.4%, and matures in February 2018.

In December 2013, we purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by our November 2013 issuance of common stock.

In June 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and immediately commenced planning for a $25.0 million renovation program (a portion of which was funded by Hyatt Corporation).

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

In addition to the above noted hotels, we deployed a portion of our excess cash in January 2011 towards the purchase of the outside 50.0% equity interest in our BuyEfficient joint venture for a gross purchase price of $9.0 million. As a result, we are now the sole owner of BuyEfficient. In conjunction with this purchase, we recognized a gain of $8.7 million on the remeasurement of our equity interest in this joint venture to its fair market value.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. The following table sets forth the hotels we have sold since January 1, 2011:

Hotels	Rooms	Disposition Date
2013:
Kahler Grand, Minnesota (1) (2)	660	January 25, 2013
Kahler Inn & Suites, Minnesota (1)	271	January 25, 2013
Marriott Rochester, Minnesota (1) (2)	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota (1)	89	January 25, 2013
2012:
Marriott Del Mar, California	284	August 23, 2012
Doubletree Guest Suites Minneapolis, Minnesota (3)	229	September 14, 2012
Hilton Del Mar, California (3)	257	September 14, 2012
Marriott Troy, Michigan (3)	350	September 14, 2012
2011:
Royal Palm Miami Beach, Florida	409	April 8, 2011
Valley River Inn, Oregon	257	October 26, 2011
Total rooms	3,008

(1)                               The 2013 portfolio sale of the Rochester Hotels also included a commercial laundry facility in Rochester, Minnesota.

(2)                               During 2012, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.

(3)                               The 2012 portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy also included an office building adjacent to the Marriott Troy.

The aggregate net sale proceeds for these 10 hotels was $547.2 million, or $182,000 per room. The results of operations of all of the properties identified above and the gains or losses on dispositions and extinguishments of debt are included in discontinued operations for all periods presented through the time of sale. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods. Each of these dispositions is discussed below.

In January 2013, we sold the Rochester Portfolio to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate our tax-deferred exchanges for the Hilton New Orleans St. Charles and the Boston Park Plaza. We recognized a net gain on the sale of $51.6 million. We retained a $25.0 million Preferred Equity Investment in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is repaid. We also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until we are repaid from the Rochester Portfolio’s available cash flow. In addition, we retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations.

We sold four hotels and an office building adjacent to one of the hotels in 2012. In August 2012, we sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, we wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. In September 2012, we sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. We recognized a net gain on the sale of $12.7 million. In addition, we wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels.

The mortgages secured by the Marriott Del Mar, Hilton Del Mar and Marriott Troy contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of these hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to us only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. In 2013, a total of $3.8 million was returned to us related to the mortgages secured by the Marriott Del Mar and the Marriott Troy. As of December 31, 2013, a total of $4.4 million of our cash remained trapped by the lender associated with the mortgage secured by the Hilton Del Mar. In February 2014, the lender released the cash, and the entire $4.4 million was returned to us.

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

The following table summarizes our portfolio and room data from January 1, 2011 through December 31, 2013, adjusted for the hotels acquired and sold during the respective periods.

	2013	2012	2011
Portfolio Data—Hotels
Number of hotels—beginning of period	30	32	31
Add: Acquisitions	3	2	3
Less: Dispositions	(4)	(4)	(2)
Number of hotels—end of period	29	30	32

	2013	2012	2011
Portfolio Data—Rooms
Number of rooms—beginning of period	12,854	13,208	11,722
Add: Acquisitions	2,105	774	2,144
Add: Room (conversions) expansions	7	(8)	8
Less: Dispositions	(1,222)	(1,120)	(666)
Number of rooms—end of period	13,744	12,854	13,208
Average rooms per hotel—end of period	474	428	413

Renovations. During 2013, we invested $117.7 million in capital improvements to our hotel and other real estate portfolio. Consistent with our cycle-appropriate strategy, this investment in capital improvements to our portfolio was $8.4 million more than the amount we invested in 2012 and $17.3 million more than the amount we invested in 2011.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, proceeds from issuance of notes payable and our credit facility, and proceeds from our offerings of common and preferred stock. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, dividends on our preferred and common stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $171.1 million for 2013 compared to $171.5 million for 2012, and $155.2 million for 2011. Operating cash decreased slightly in 2013 as compared to 2012 due to decreased cash generated by the four hotels undergoing major room renovations during the first half of 2013 (the Hilton Times Square, the Hyatt Chicago Magnificent Mile, the Hyatt Regency Newport Beach and the Renaissance Westchester) as well as increased restricted cash, mostly offset by operating cash generated by the 2013-2012 acquired hotels.

Operating cash increased in 2012 as compared to 2011 primarily due to our 2012-2011 acquired hotels, combined with increased earnings at our existing hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities in 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Proceeds from sales of hotel properties and other assets	$195,628	$46,367	$44,576
Restricted cash — replacement reserve	1,272	(10,743)	(8,143)
Proceeds received from sale of note receivable	—	—	79,194
Acquisitions of hotel properties and other assets	(450,544)	(120,003)	(263,264)
Renovations and additions to hotel properties and other assets	(117,694)	(109,321)	(100,400)
Payments for interest rate derivatives	(12)	—	(1,082)
Net cash used in investing activities	$(371,350)	$(193,700)	$(249,119)

Net cash used in investing activities was $371.4 million in 2013, as compared to $193.7 million in 2012, and $249.1 million in 2011. During 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio. In addition, we purchased three hotels during 2013 for a total of $450.5 million, including the Hilton New Orleans St. Charles in May 2013 ($59.1 million), the Boston Park Plaza in July 2013 ($128.9 million), and the Hyatt Regency San Francisco in December 2013 ($262.5 million). During 2013, we also decreased our restricted cash by $1.3 million, paid $117.7 million for renovations and additions to our portfolio and paid $12,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During 2012, we received total proceeds of $46.4 million from the sales of four hotels and an office building adjacent to one of the sold hotels, including $17.7 million for the Marriott Del Mar, $28.6 million from the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy, and an office building adjacent to the Marriott Troy, and an additional $37,000 from the sale of surplus FF&E. This cash inflow was offset by the following cash outflows: $10.7 million as we increased the balance in our restricted cash replacement reserve accounts; $120.0 million to acquire two hotels, including $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile, partially offset by $21,000 of unrestricted cash received upon acquisition and $90.3 million paid to acquire the Hilton Garden Inn Chicago Downtown/Magnificent Mile, partially offset by $11,000 of unrestricted cash received upon acquisition; and $109.3 million for renovations and additions to our portfolio.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash provided by financing activities was $147.4 million in 2013, as compared to net cash provided of $30.2 million in 2012, and net cash used of $32.8 million in 2011. Net cash provided by financing activities during 2013 consisted of $565.8 million in net proceeds received from our issuance of common stock and $35.8 million in proceeds received from our credit facility, partially offset by the following cash outflows: a total of $276.3 million paid to redeem all of our Series A and Series C preferred stock; $141.5 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $35.8 million to repay draws on our credit facility and $20.6 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $27.5 million in common and preferred dividends to our stockholders; $5.5 million in distributions to the non-controlling interests in our hotels; and $0.2 million in deferred financing costs paid in connection with our purchase of the interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront and on our assumption of the Boston Park Plaza loan.

Net cash provided by financing activities during 2012 consisted of $126.1 million in net proceeds received from the issuance of common stock, including $126.2 million in net proceeds received from our common stock offering offset by $0.1 million in fees related to shares issued to the seller of the Hyatt Chicago Magnificent Mile, and $15.0 million in proceeds received from a draw on our credit facility. These cash inflows were partially offset by $68.8 million in principal payments on our notes payable and credit facility, including $32.2 million to repay the existing mortgage secured by the Renaissance Long Beach, $15.0 million to repay a draw on our credit facility and $21.6 million of principal payments on our notes payable. In addition, we paid $4.6 million to repurchase a portion of our Senior Notes, $1.3 million in deferred financing costs to amend our credit facility, $29.7 million in preferred dividends to our stockholders, and $6.4 million in distributions to the non-controlling interests in our hotels.

Net cash used in financing activities during 2011 consisted of $568.3 million in principal payments on notes payable and our credit facility, including $233.8 million to repay an existing mortgage upon the acquisition of our Hilton San Diego Bayfront joint venture, $270.0 million to repay non-recourse senior mortgage and mezzanine debt upon our refinancing of the Doubletree Guest Suites Times Square, $40.0 million to repay a draw on our credit facility and $24.5 million of principal payments on our notes payable. In addition, we paid $9.0 million in deferred financing costs related to our assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these two hotels, the issuance of a note payable to our Hilton San Diego Bayfront joint venture, the refinancing of debt secured by the Doubletree Guest Suites Times Square, as well as costs related to our credit facility. We also paid dividends totaling $25.0 million to our stockholders and distributions totaling $1.3 million to partners in our joint ventures. These cash outflows were partially offset during 2011 by the receipt of $110.9 million in net proceeds from the issuance of our Series D preferred stock, and $460.0 million in proceeds from the issuance of notes payable and a draw on our credit facility. The $460.0 million includes $240.0 million received from the issuance of a note payable to our Hilton San Diego Bayfront joint venture, $180.0 million received from the refinancing of debt on our Doubletree Guest Suites Times Square and $40.0 million received from a draw on our credit facility.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, and dividends on our common and preferred stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the measured improvement of our credit ratios, maintenance of appropriate levels of liquidity, and a gradual reduction in our financial leverage. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while reducing our leverage. Consistent with this strategy, we issued common stock in June 2012 to fund our acquisitions of both the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of both the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, and we used a portion of the proceeds we received from our November 2013 common stock offering to fund our acquisition of the Hyatt Regency San Francisco in December 2013. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Equity Distribution Agreements (the “Agreements”) we entered into in February 2014 with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations, our access to capital markets and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of cash dividends on our capital stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

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

Regarding our 2012 debt activities, in February 2012, we repurchased $4.5 million in aggregate principal amount of our Senior Notes for $4.57 million. After the repurchase, such Senior Notes were cancelled. We wrote off $47,000 in deferred financing fees and $0.1 million of the Senior Notes discount, and recognized a loss of $0.2 million on this early extinguishment of debt.

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

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which will be amortized over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of December 31, 2013, we had $0.8 million in outstanding irrevocable letters of credit backed by the credit facility.

Our 2011 debt activities involved our acquisitions of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square joint venture in January 2011, the JW Marriott New Orleans in February 2011, and a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront in April 2011. In connection with our purchase of the outside 62.0% equity interests in our Doubletree Guest Suites Times Square in January 2011, we assumed $270.0 million of non-recourse senior mortgage and mezzanine debt which was scheduled to mature in January 2012, and which bore a blended interest rate of 3-month LIBOR plus 115 basis points. We refinanced this debt in October 2011 with a new $180.0 million non-recourse mortgage which matures in October 2018, and bears interest at a floating rate of 3-month LIBOR plus 325 basis points. The new mortgage required payments of interest only for the first 24 months of the term, and is subject to a 30-year amortization schedule. In conjunction with this refinancing, we entered into an interest rate protection agreement which caps the 3-month LIBOR rate on the new mortgage at 4.0% until October 2015. We funded the remainder of the repayment of the prior loan with approximately $90.0 million of our unrestricted cash.

Our purchase of the JW Marriott New Orleans in February 2011 included the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The mortgage, which matures in September 2015, has been swapped to a fixed rate of 5.45%, and is subject to a 25-year amortization schedule.

Concurrent with our acquisition in April 2011 of a 75.0% majority interest in the joint venture that owns the Hilton San Diego Bayfront, the joint venture entered into a new $240.0 million mortgage secured by the hotel. The mortgage bears a floating rate of interest of 3-month LIBOR plus 325 basis points, matures in April 2016 and is subject to a 30-year amortization schedule. The joint venture also entered into an interest rate protection agreement which capped the 3-month LIBOR rate on the mortgage at 3.75% until April 2013, at which time we purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000. The new interest rate cap agreement extends the maturity date from April 2013 to April 2015, and continues to cap the 3-month LIBOR rate at 3.75%.

As of December 31, 2013, we had $1.4 billion of consolidated debt, $193.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.5 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2013, all of our outstanding debt had fixed interest rates, except the $231.5 million non-recourse mortgage on the Hilton San Diego Bayfront and the $179.5 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt. As evidenced by our 2009 secured debt restructuring program, in instances where asset values have declined to levels below the principal amount of the associated mortgage, non-recourse single asset mortgages may limit the degradation in the value experienced by our stockholders by shifting a portion of the asset risk to our secured lenders.

As of December 31, 2013, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. Including our variable-rate debt obligations based on the variable rates at December 31, 2013, the weighted average interest rate on this debt is 4.9%.

We may in the future seek to obtain mortgages on one or all of our 13 unencumbered hotels, all but four of which are currently held by subsidiaries whose interests are pledged to our credit facility at December 31, 2013: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Hyatt Regency San Francisco (not pledged to our credit facility), Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 13 hotels had an aggregate of 5,001 rooms as of December 31, 2013, and generated $331.3 million in revenue during 2013, including revenue generated prior to our ownership, as applicable. Should we obtain secured financing on any or all of our 13 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of December 31, 2013, our unrestricted cash balance was $104.4 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we deployed a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013, and our redemptions of all issued and outstanding shares of the Series A and Series C preferred stock in March 2013 and May 2013, respectively), selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, we have reinstituted a cash quarterly dividend on our common shares. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2013 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Notes payable	$1,404,075	$23,289	$585,998	$538,147	$256,641
Interest obligations on notes payable (1)	254,585	66,305	111,095	51,680	25,505
Capital lease obligations	15,621	35	10	2	15,574
Interest obligations on capital leases	102,253	1,402	2,804	2,804	95,243
Operating lease obligations	563,551	10,476	21,133	27,168	504,774
Construction commitments	43,508	43,508	—	—	—
Employment obligations	3,707	1,435	2,272	—	—
Total	$2,387,300	$146,450	$723,312	$619,801	$897,737

(1)         Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2013 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $117.7 million in our portfolio during 2013. As of December 31, 2013, we have contractual construction commitments totaling $43.5 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2013, $45.9 million was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Quarterly revenues prior to 2013 were also impacted by the 13-fiscal period accounting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”). Beginning in 2013, Marriott, the third-party manager of 10 of our 29 hotels switched to a standard 12-month fiscal calendar, which shifted the operating results for 20 calendar days from the fourth quarter to the first three quarters. Revenues for our 28 hotel Comparable Portfolio by quarter for 2011, 2012 and 2013 were as follows (dollars in thousands):

Revenues	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011 Comparable Portfolio (1)	$194,367	$228,647	$212,957	$246,535	$882,506
2011 Revenues as a percentage of total	22.0%	25.9%	24.2%	27.9%	100.0%
2012 Comparable Portfolio (1)	$205,485	$244,792	$226,996	$254,899	$932,172
2012 Revenues as a percentage of total	22.0%	26.3%	24.4%	27.3%	100.0%
2013 Comparable Portfolio (1)	$215,661	$257,506	$251,275	$241,644	$966,086
2013 Revenues as a percentage of total	22.3%	26.7%	26.0%	25.0%	100.0%

(1)         Includes all of the hotels in which we have interests as of December 31, 2013, except the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013. Also includes the following prior ownership results: the Hilton New Orleans St. Charles and the Hyatt Regency San Francisco for all of 2011 and 2012, and during the periods in 2013 before our acquisitions of the hotels; the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile for all of 2011, and during the periods in 2012 before our acquisitions of the hotels; and the Doubletree Guest Suites Times Square, the JW Marriott New Orleans and the Hilton San Diego Bayfront during the periods in 2011 before our acquisitions of the hotels.

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

•                  Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011, 2012 and 2013, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans, the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/ Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s non-recourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of ASU No. 2011-10 in the first quarter of 2013 did not have any effect on our financial statements.

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

As of December 31, 2013, 70.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $4.4 million based on the variable rates at December 31, 2013. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.8 million, after adjusting for the non-controlling interest in the Hilton San Diego Bayfront based on the variable rates at December 31, 2013. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 62, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Sunstone Hotel Investors, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2014

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

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)		Number of securities remaining available for future issuance under the Long-term Incentive Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	1,211,566

(1)         The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2013.

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

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K filed by the Company on February 23, 2010).

10.4

Loan Agreement, dated January 22, 2013, as amended and assumed, between Boston 1927 Owner, LLC and U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8, Commercial Mortgage Pass-Through Certificates, Series 2013-C8 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2013).

10.4.1

Assumption Agreement, dated July 2, 2013, between Boston 1927 Owner, LLC and U.S. Bank National Association, as Trustee for Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8, Commercial Mortgage Pass-Through Certificates, Series 2013-C8 (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 7, 2013).

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

Exhibit
Number	Description

10.5.3

Third Amendment to the 2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., effective as of February 16, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on February 22, 2012).

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

10.16.1

Amendment No. 1 to Employment Agreement, dated November 8, 2013, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, and John V. Arabia (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on November 12, 2013).

Exhibit
Number	Description

10.17	Employment Offer Letter to Robert Springer, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 6, 2011).

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

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics, as amended (incorporated by reference to Exhibit 14.1 of Form 8-K filed by the Company on November 10, 2008).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (S ection 302 Certification).

31.2	Certification of Principal Financial Officer (S ection 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (S ection 906 Certification).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*                                                                               Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 25, 2014	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH M. LOCKER	Non-Executive Chairman	February 25, 2014
Keith M. Locker

/S/ KENNETH E. CRUSE	Director and Chief Executive Officer	February 25, 2014
Kenneth E. Cruse	(Principal Executive Officer)

/S/ JOHN V. ARABIA	Director and President	February 25, 2014
John V. Arabia

/S/ ANDREW BATINOVICH	Director	February 25, 2014
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 25, 2014
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 25, 2014
Thomas A. Lewis, Jr.

/S/ DOUGLAS M. PASQUALE	Director	February 25, 2014
Douglas M. Pasquale

/S/ KEITH P. RUSSELL	Director	February 25, 2014
Keith P. Russell

/S/ LEWIS N. WOLFF	Director	February 25, 2014
Lewis N. Wolff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 25, 2014

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$104,363	$157,217
Restricted cash	89,306	78,394
Accounts receivable, net	29,941	27,498
Inventories	1,464	1,377
Prepaid expenses	12,612	10,739
Assets held for sale, net	—	132,335
Total current assets	237,686	407,560
Investment in hotel properties, net	3,231,382	2,681,877
Deferred financing fees, net	9,219	11,931
Goodwill	9,405	9,405
Other assets, net	21,106	25,902
Total assets	$3,508,798	$3,136,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,116	$22,646
Accrued payroll and employee benefits	29,933	26,738
Dividends payable	11,443	7,437
Other current liabilities	30,288	30,963
Current portion of notes payable	23,289	76,723
Notes payable of assets held for sale	—	27,270
Liabilities of assets held for sale	—	8,228
Total current liabilities	120,069	200,005
Notes payable, less current portion	1,380,786	1,286,666
Capital lease obligations, less current portion	15,586	15,621
Other liabilities	39,958	15,070
Total liabilities	1,556,399	1,517,362
Commitments and contingencies (Note 14)
Preferred stock, Series C Cumulative Convertible Redeemable Preferred Stock, $0.01 par value, 4,102,564 shares authorized, zero shares issued and outstanding at December 31, 2013 and 4,102,564 shares issued and outstanding at December 31, 2012, liquidation preference of $24.375 per share	—	100,000
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series A Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at December 31, 2013 and 7,050,000 shares issued and outstanding at December 31, 2012, stated at liquidation preference of $25.00 per share	—	176,250
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2013 and 2012, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 180,858,699 shares issued and outstanding at December 31, 2013 and 135,237,438 shares issued and outstanding at December 31, 2012	1,809	1,352
Additional paid in capital	2,068,721	1,493,397
Retained earnings	224,364	158,376
Cumulative dividends	(511,444)	(475,144)
Accumulated other comprehensive loss	—	(5,335)
Total stockholders’ equity	1,898,450	1,463,896
Non-controlling interest in consolidated joint ventures	53,949	55,417
Total equity	1,952,399	1,519,313
Total liabilities and equity	$3,508,798	$3,136,675

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUES
Room	$653,955	$576,146	$501,183
Food and beverage	213,346	200,810	175,103
Other operating	56,523	52,128	45,508
Total revenues	923,824	829,084	721,794
OPERATING EXPENSES
Room	170,361	147,932	128,225
Food and beverage	147,713	139,106	126,139
Other operating	16,819	16,162	14,004
Advertising and promotion	47,306	42,474	37,226
Repairs and maintenance	35,884	32,042	29,067
Utilities	27,006	25,596	25,537
Franchise costs	32,932	30,067	25,595
Property tax, ground lease and insurance	79,004	66,830	58,010
Property general and administrative	103,454	94,642	85,293
Corporate overhead	26,671	24,316	25,453
Depreciation and amortization	137,476	130,907	113,708
Impairment loss	—	—	10,862
Total operating expenses	824,626	750,074	679,119
Operating income	99,198	79,010	42,675
Equity in earnings of unconsolidated joint ventures	—	—	21
Interest and other income	2,821	297	3,115
Interest expense	(72,239)	(76,821)	(74,195)
Loss on extinguishment of debt	(44)	(191)	—
Gain on remeasurement of equity interests	—	—	69,230
Income before income taxes and discontinued operations	29,736	2,295	40,846
Income tax provision	(8,145)	(1,148)	—
Income from continuing operations	21,591	1,147	40,846
Income from discontinued operations	48,410	48,410	40,453
NET INCOME	70,001	49,557	81,299
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)
Distributions to non-controlling interest	(32)	(31)	(30)
Dividends paid on unvested restricted stock compensation	(201)	—	—
Preferred stock dividends and redemption charges	(19,013)	(29,748)	(27,321)
Undistributed income allocated to unvested restricted stock compensation	(235)	(203)	(636)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$46,507	$17,814	$53,000

Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$(0.01)	$(0.24)	$0.11
Income from discontinued operations	0.30	0.38	0.34
Basic and diluted income available to common stockholders per common share	$0.29	$0.14	$0.45
Basic and diluted weighted average common shares outstanding	161,784	127,027	117,206

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net income	$70,001	$49,557	$81,299
Pension liability adjustment	—	(419)	(1,779)
Reclassification to income from discontinued operations	5,335	—	—
Comprehensive income	75,336	49,138	79,520

Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)
Distributions to non-controlling interest	(32)	(31)	(30)
Dividends paid on unvested restricted stock compensation	(201)	—	—
Preferred stock dividends and redemption charges	(19,013)	(29,748)	(27,321)
Undistributed comprehensive income allocated to unvested restricted stock compensation	(235)	(203)	(636)
Comprehensive income available to common stockholders	$51,842	$17,395	$51,221

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

											Non-
											Controlling
	Preferred Stock									Accumulated	Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of		Number of		Number of		Paid in	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2010	7,050,000	$176,250	—	$—	116,950,504	$1,170	$1,313,498	$29,593	$(418,075)	$(3,137)	$—	$1,099,299
Net proceeds from sale of preferred stock	—	—	4,600,000	115,000	—	—	(4,052)	—	—	—	—	110,948
Vesting of restricted common stock	—	—	—	—	314,586	3	3,120	—	—	—	—	3,123
Non-controlling interest assumed at acquisition	—	—	—	—	—	—	—	—	—	—	61,067	61,067
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,342)	(1,342)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $1.472222 per share	—	—	—	—	—	—	—	—	(6,773)	—	—	(6,773)
Net income	—	—	—	—	—	—	—	80,987	—	—	312	81,299
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(1,779)	—	(1,779)

											Non-Controlling
	Preferred Stock									Accumulated	Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of		Number of		Number of		Paid in	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294
Net proceeds from sale of common stock	—	—	—	—	12,143,273	121	126,058	—	—	—	—	126,179
Issuance of common stock in connection with hotel acquisitions, net	—	—	—	—	5,454,164	55	51,008	—	—	—	—	51,063
Vesting of restricted common stock	—	—	—	—	374,911	3	3,765	—	—	—	—	3,768
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(6,381)	(6,381)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	47,796	—	—	1,761	49,557
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(419)	—	(419)
Balance at December 31, 2012	7,050,000	176,250	4,600,000	115,000	135,237,438	1,352	1,493,397	158,376	(475,144)	(5,335)	55,417	1,519,313
Net proceeds from sale of common stock	—	—	—	—	45,300,000	453	565,307	—	—	—	—	565,760
Vesting of restricted common stock	—	—	—	—	321,261	4	5,247	—	—	—	—	5,251
Redemptions of Series A and Series C preferred stock	(7,050,000)	(176,250)	—	—	—	—	4,770	—	(4,770)	—	—	(176,250)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(5,481)	(5,481)
Common stock dividends and dividends payable at $0.10 per share	—	—	—	—	—	—	—	—	(17,287)	—	—	(17,287)
Series A preferred dividends at $0.50 per share through redemption date	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends at $0.786 per share through redemption date	—	—	—	—	—	—	—	—	(2,693)	—	—	(2,693)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	65,988	—	—	4,013	70,001
Pension liability reclassification	—	—	—	—	—	—	—	—	—	5,335	—	5,335
Balance at December 31, 2013	—	$—	4,600,000	$115,000	180,858,699	$1,809	$2,068,721	$224,364	$(511,444)	$—	$53,949	$1,952,399

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,001	$49,557	$81,299
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	294	410	630
Gain on sales of hotel properties and other assets, net	(51,632)	(38,274)	(14,995)
(Gain) loss on extinguishment of debt	3,159	191	(18,145)
Gain on remeasurement of equity interests	—	—	(69,230)
(Gain) loss on derivatives, net	(525)	406	2,655
Depreciation	131,793	128,206	118,834
Amortization of franchise fees and other intangibles	10,115	20,198	15,069
Amortization and write-off of deferred financing fees	2,957	3,952	3,305
Amortization of loan discounts	3	1,058	1,062
Amortization of deferred stock compensation	4,858	3,466	2,745
Impairment loss	—	—	12,357
Equity in earnings of unconsolidated joint ventures	—	—	(21)
Changes in operating assets and liabilities:
Restricted cash	(11,688)	(249)	13,322
Accounts receivable	1,740	4,587	(4,123)
Inventories	1,524	(271)	(316)
Prepaid expenses and other assets	2,724	(7,906)	2,558
Accounts payable and other liabilities	7,001	2,279	5,422
Accrued payroll and employee benefits	(1,637)	2,983	2,020
Discontinued operations	432	903	730
Net cash provided by operating activities	171,119	171,496	155,178
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	195,628	46,367	44,576
Restricted cash — replacement reserve	1,272	(10,743)	(8,143)
Proceeds received from sale of note receivable	—	—	79,194
Acquisitions of hotel properties and other assets	(450,544)	(120,003)	(263,264)
Renovations and additions to hotel properties and other assets	(117,694)	(109,321)	(100,400)
Payments for interest rate derivatives	(12)	—	(1,082)
Net cash used in investing activities	(371,350)	(193,700)	(249,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of preferred stock	(276,250)	—	—
Proceeds from preferred stock offering	—	—	115,000
Payment of preferred stock offering costs	—	—	(4,052)
Proceeds from common stock offerings	566,451	126,533	—
Payment of common stock offering costs	(691)	(451)	—
Proceeds from notes payable and credit facility	35,750	15,000	460,000
Payments on notes payable and credit facility	(141,527)	(73,328)	(568,308)
Payments for costs related to extinguishment of notes payable	(3,108)	(70)	—
Payments of deferred financing costs	(243)	(1,332)	(9,049)
Dividends paid	(27,524)	(29,748)	(25,021)
Distributions to non-controlling interests	(5,481)	(6,381)	(1,342)
Net cash provided by (used in) financing activities	147,377	30,223	(32,772)
Net (decrease) increase in cash and cash equivalents	(52,854)	8,019	(126,713)
Cash and cash equivalents, beginning of year	157,217	149,198	275,911
Cash and cash equivalents, end of year	$104,363	$157,217	$149,198
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$71,563	$78,234	$76,015
Cash paid for income taxes	$7,143	$1,023	$—
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$7,842	$5,897	$8,304
Amortization of deferred stock compensation — construction activities	$393	$302	$376
Amortization of deferred stock compensation — unconsolidated joint venture	$—	$—	$2
NONCASH FINANCING ACTIVITY
Issuance of note receivable	$—	$—	$90,000
Issuance of common stock in connection with acquisition of hotel property	—	$51,160	$—
Assignment of debt in connection with dispositions of hotel properties	$—	$(122,622)	$(11,532)
Assumption of debt in connection with acquisitions of hotel properties	$119,190	$—	$545,952
Dividends payable	$11,443	$7,437	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2013, the Company had interests in 29 hotels (the “29 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	10
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	4
Davidson Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Crestline Hotels & Resorts	1
Dimension Development Company	1
Fairmont Hotels & Resorts (U.S.)	1

Total hotels held for investment	29

In addition, the Company owns BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011.

Non-controlling interests at both December 31, 2013 and 2012 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. Prior to 2013, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. Beginning in 2013, Marriott switched its reporting to a standard monthly calendar; however, Marriott’s 2013 calendar contains an additional three days, December 29, 2012 through December 31, 2012. The Company and its other hotel managers use a standard monthly calendar to report their financial information. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2013, 2012 and 2011 results of operations for the Marriott-managed hotels are reported using the following reporting periods:

	2013	2012	Number of days in 2013 versus 2012 (1)	2011	Number of days in 2013 versus 2011
First quarter	December 29 — March 31	December 31 — March 23	8 days	January 1 — March 25	9 days
Second quarter	April 1 — June 30	March 24 — June 15	7 days	March 26 — June 17	7 days
Third quarter	July 1 — September 30	June 16 — September 7	8 days	June 18 — September 9	8 days
Fourth quarter	October 1 — December 31	September 8 — December 28	(20 days)	September 10 — December 30	(20 days)
Full year	December 29, 2012 — December 31, 2013	December 31, 2011 — December 28, 2012	3 days	January 1, 2011 — December 30, 2011	4 days

(1)         Number of days in 2013 versus 2012 does not include the leap day, February 29, 2012, as this extra day was not caused by the Marriott calendar conversion.

The Company estimates that Marriott’s fiscal calendar had the following effects on the Company’s total revenue and net income based on the average daily revenues and income generated by its Marriott hotels during the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	2013 (1)	2012 (1)	2011 (1)
Total revenue	$2,300	$(1,251)	$(1,048)
Net income	$672	$(328)	$(273)

(1)         Increases (decreases) to total revenue and net income based on the Marriott fiscal calendars for 2013 (368 days), 2012 (364 days) and 2011 (364 days) versus a standard 365 day year.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2013 and 2012, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both December 31, 2013 and 2012.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013, 2012 and 2011, the Company used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans and the 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Investments In Hotel Properties and Other Assets

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

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from 14 to 27 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In both 2013 and 2012, the Company did not identify any properties or other assets with indicators of impairment. In 2011, the Company did not recognize any impairments on its hotel properties, but did recognize a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other assets are recoverable at December 31, 2013.

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

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Once a hotel or other asset is designated as held for sale, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of December 31, 2013, the Company had no hotels or other assets held for sale. As of December 31, 2012, the Company classified four hotels and a commercial laundry facility as held for sale due to their sale in January 2013.

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

During 2013, the Company paid deferred financing fees of $0.2 million related to the assumption of a mortgage in connection with the acquisition of the Boston Park Plaza and the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage. During 2012, the Company incurred and paid deferred financing fees of $1.3 million related to an amendment of its credit facility. During 2011, approximately $9.0 million of deferred financing fees were incurred and paid related to the Company’s assumptions of debt on the Doubletree Guest Suites Times Square and the JW Marriott New Orleans in connection with the acquisitions of these hotels, the issuance of a note payable to the Company’s Hilton San Diego Bayfront joint venture, the refinancing of debt secured by the Doubletree Guest Suites Times Square, as well as costs related to the Company’s credit facility.

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

Total amortization and write-off of deferred financing fees for 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Continuing operations:
Amortization of deferred financing fees	$2,955	$3,690	$3,138
Write-off of deferred financing fees	—	3	21
Total deferred financing fees — continuing operations	2,955	3,693	3,159
Discontinued operations:
Amortization of deferred financing fees	2	74	104
Write-off of deferred financing fees	—	185	42
Total deferred financing fees — discontinued operations	2	259	146
Total amortization and write-off of deferred financing fees	$2,957	$3,952	$3,305

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

During 2011, the Company recorded goodwill of $8.4 million related to its purchase of the outside equity interest in its BuyEfficient joint venture.

Based on its annual impairment evaluations for both 2013 and 2012, the Company determined that no adjustments to its goodwill were required.

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

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 6, during 2011, the Company entered into interest rate protection agreements to manage, or hedge, interest rate risks in conjunction with its acquisitions of the outside equity interests in the Doubletree Guest Suites Times Square, the JW Marriott New Orleans, a majority interest in the entity that owns the Hilton San Diego Bayfront and the refinancing of the debt secured by the Doubletree Guest Suites Times Square. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements related to the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront using Level 2 measurements as an asset of $16,000 and $48,000 as of December 31, 2013 and 2012, respectively. The interest rate cap agreements are included in other assets, net, in the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement related to the JW Marriott New Orleans using Level 2 measurements as a liability of $1.1 million and $1.6 million as of December 31, 2013 and 2012, respectively. The interest rate swap agreement is included in other liabilities in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either 2013 or 2012. In 2011, the Company recognized a $1.5 million impairment on its commercial laundry facility located in Salt Lake City, Utah based on proceeds received from its sale in July 2011. Also in 2011, the Company recognized a $10.9 million impairment on the $90.0 million mortgage-secured purchase money loan received from the buyer of the Royal Palm Miami Beach (the “Royal Palm note”) due to its sale in October 2011.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment in 2013, 2012 or 2011.

As of December 31, 2013 and 2012, 70.7% and 69.6%, respectively, of the Company’s outstanding debt included in continuing operations had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt secured by properties not classified as discontinued operations totaled $1.4 billion as of both December 31, 2013 and 2012. Using Level 3 measurements, including the Company’s weighted average cost of capital ranging from 5.0% to 5.5% the Company estimates that the fair market value of its debt included in continuing operations totaled $1.4 billion and $1.3 billion as of December 31, 2013 and 2012, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2013:
Interest rate cap derivative agreements	$16	$—	$16	$—
Life insurance policy (1)	1,385	—	1,385	—

Total assets at December 31, 2013	$1,401	$—	$1,401	$—

December 31, 2012:
Interest rate cap derivative agreements	$48	$—	$48	$—
Life insurance policy (1)	1,494	—	1,494	—

Total assets at December 31, 2012	$1,542	$—	$1,542	$—

(1)         Includes the split life insurance policy for the Company’s former Chairman and Chief Executive Officer, Robert A. Alter, which the Company has valued using Level 2 measurements. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to Mr. Alter associated with a retirement benefit agreement.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2013:
Interest rate swap derivative agreement	$1,066	$—	$1,066	$—
Retirement benefit agreement (1)	1,385	—	1,385	—

Total liabilities at December 31, 2013	$2,451	$—	$2,451	$—

December 31, 2012:
Interest rate swap derivative agreement	$1,636	$—	$1,636	$—
Retirement benefit agreement (1)	1,494	—	1,494	—

Total liabilities at December 31, 2012	$3,130	$—	$3,130	$—

(1)         Includes the retirement benefit agreement for the Company’s former Chairman and Chief Executive Officer, Robert A. Alter, which the Company has valued using Level 2 measurements. The agreement calls for the balance of the retirement benefit agreement to be paid out to Mr. Alter in 10 annual installments, beginning in 2011. As such, the Company paid Mr. Alter a total of $0.6 million through December 31, 2013, which was reimbursed to the Company using funds from the split life insurance policy. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

The following table presents the gains and impairment charges included in earnings as a result of applying Level 3 measurements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Gains:
Investment in unconsolidated joint ventures (1)	$—	$—	$69,230

Impairment charges:
Other assets, net (2)	—	—	(10,862)
Assets held for sale, net (3)	—	—	(1,495)
Total impairment charges	—	—	(12,357)

Total Level 3 measurement charges included in earnings (4)	$—	$—	$56,873

(1)         Includes the gains recorded by the Company on the remeasurements of the Company’s equity interests in its Doubletree Guest Suites Times Square and BuyEfficient joint ventures.

(2)         Includes the impairment loss recorded by the Company on the Royal Palm note due to the note’s sale in October 2011.

(3)         Includes the $1.5 million impairment loss recorded on a commercial laundry facility in Salt Lake City, Utah which the Company sold in July 2011.

(4)         There were no transfers into or out of Level 3 of the fair value hierarchy during either of the years ended December 31, 2013, 2012 or 2011.

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

Other operating revenue consists of revenue derived from incidental hotel services such as telephone, transportation, parking, spa, entertainment and other guest services, along with sublease revenues relating to the restaurants and retail shops. Other operating revenue also includes revenue generated by BuyEfficient. Revenues from incidental hotel services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

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

Non-Controlling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of shareholders’ equity, non-controlling interests and total equity.

At December 31, 2013, 2012 and 2011, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees during 2013, 2012 and 2011 are represented as distributions to non-controlling interests on the Company’s statements of operations.

Dividends

In August 2013, the Company’s board of directors reinstated a quarterly dividend payable to the Company’s common stockholders. In addition, the Company currently pays quarterly dividends to the preferred stockholders of its 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) as declared by the Company’s board of directors. Prior to their redemption dates in March 2013 and May 2013, respectively, the Company also paid quarterly dividends to the preferred stockholders of its 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) and its Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) as declared by the Board of Directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

Earnings Per Share

The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic of the FASB ASC, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming all of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During 2013, distributed earnings representing nonforfeitable dividends of $0.2 million were allocated to the participating securities. There were no distributed earnings representing nonforfeitable dividends allocated to the participating securities during either 2012 or 2011. Undistributed earnings representing nonforfeitable dividends of $0.2 million, $0.2 million and $0.6 million were allocated to the participating securities for 2013, 2012 and 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator:
Net income	$70,001	$49,557	$81,299
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(312)
Distributions to non-controlling interest	(32)	(31)	(30)
Dividends paid on unvested restricted stock compensation	(201)	—	—
Preferred stock dividends and redemption charges	(19,013)	(29,748)	(27,321)
Undistributed income allocated to unvested restricted stock compensation	(235)	(203)	(636)
Numerator for basic and diluted earnings available to common stockholders	$46,507	$17,814	$53,000
Denominator:
Weighted average basic and diluted common shares outstanding	161,784	127,027	117,206

Basic and diluted earnings available to common stockholders per common share	$0.29	$0.14	$0.45

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2013, 2012 and 2011, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, the shares of the Company’s Series C preferred stock issuable upon conversion were excluded from the above calculation of earnings per share for the years ended December 31, 2013, 2012 and 2011, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Property, Plant and Equipment: Derecognition of in Substance Real Estate — a Scope Clarification” (“ASU No. 2011-10”). Under the amendments in ASU No. 2011-10, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s non-recourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related non-recourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of ASU No. 2011-10 in the first quarter of 2013 did not have any effect on the Company’s financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$439,304	$260,939
Buildings and improvements	2,977,458	2,541,024
Furniture, fixtures and equipment	414,192	329,770
Intangibles	171,889	167,467
Franchise fees	1,346	1,261
Construction in process	34,643	48,388
	4,038,832	3,348,849
Accumulated depreciation and amortization	(807,450)	(666,972)
	$3,231,382	$2,681,877

Acquisitions - 2013

In May 2013, the Company purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with proceeds received from the Company’s February 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.4 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton New Orleans St. Charles have been included in the Company’s consolidated statements of operations from the acquisition date of May 1, 2013 through the year ended December 31, 2013.

In July 2013, the Company purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets, notes payable and hotel working capital liabilities. The Company incurred acquisition-related costs of $0.9 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Boston Park Plaza have been included in the Company’s consolidated statements of operations from the acquisition date of July 2, 2013 through the year ended December 31, 2013.

In December 2013, the Company purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by the Company’s November 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price and other adjustments allocated to investment in hotel properties, prepaid expenses and other current liabilities. The Company incurred acquisition-related costs of $0.5 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hyatt Regency San Francisco have been included in the Company’s consolidated statements of operations from the acquisition date of December 2, 2013 through the year ended December 31, 2013.

The fair values of the assets acquired and liabilities assumed at the dates of acquisition for the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco were allocated based on an independent third-party analysis. The following table summarizes the fair values of assets acquired, liabilities assumed and adjustments recorded in these acquisitions (in thousands):

Assets:
Investment in hotel properties	$570,420
Accounts receivable	3,024
Inventory	160
Prepaid expenses	1,126

Total assets acquired	574,730

Liabilities:
Accounts payable	295
Accrued payroll and employee benefits	2,777
Other current liabilities	1,924
Note payable	119,190

Total liabilities assumed	124,186

Total cash paid for acquisitions	$450,544

Investment in hotel properties was allocated to land ($178.4 million), buildings and improvements ($355.6 million), furniture, fixtures and equipment ($31.9 million), intangibles ($4.4 million) related to advanced bookings and tenant lease agreements, and franchise fees ($0.1 million) related to a franchise agreement. Details of the intangibles and the franchise agreement are as follows (in thousands):

	Value at acquisition	Expected Life
Advanced bookings	$6,414	49 to 60 months
Above/(below) market lease agreements, net	(3,635)	12 to 215 months
In-place lease agreements	1,643	12 to 169 months
Franchise agreement	85	15 years

Total intangibles and franchise fees related to 2013 acquisitions	4,507
Accumulated amortization	(607)
Net balance of intangibles at December 31, 2013	$3,900

During 2013, the Company recorded amortization expense related to its Hilton New Orleans St. Charles, Boston Park Plaza and Hyatt Regency San Francisco intangibles as follows (in thousands):

2013
Advanced bookings	$632
Above/(below) market lease agreements, net	(134)
In-place lease agreements	105
Franchise agreement	4

$607

Acquisitions - 2012

In June 2012, the Company purchased the leasehold interest in the 417-room Wyndham Chicago for a contractual purchase price of $88.425 million. The Company funded the acquisition with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of the Company’s common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of the Company’s common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wyndham stock consideration. The Company prepared the registration statement on Form S-3, which was filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Immediately upon acquisition, the Company rebranded the hotel the Hyatt Chicago Magnificent Mile. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets and liabilities, obligations under capital lease and the Company’s common stock. During 2012, the Company incurred acquisition-related costs of $1.3 million, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hyatt Chicago Magnificent Mile have been included in the Company’s consolidated statements of operations from the acquisition date of June 4, 2012 through the year ended December 31, 2013.

In July 2012, the Company purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile for a net purchase price of $90.3 million, including $1.45 million of proration credits. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.7 million and $0.2 million during 2012 and 2011, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton Garden Inn Chicago Downtown/Magnificent Mile have been included in the Company’s consolidated statements of operations from the acquisition date of July 19, 2012 through the year ended December 31, 2013.

Acquisitions - 2011

In January 2011, the Company purchased the outside 62.0% equity interests in its Doubletree Guest Suites Times Square joint venture for $37.5 million and, as a result, became the sole owner of the entity that owns the 460-room Doubletree Guest Suites Times Square hotel located in New York City, New York. The purchase price included $13.0 million of unrestricted cash held on the partnership’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $2.5 million during 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Doubletree Guest Suites Times Square have been included in the Company’s consolidated statements of operations from the acquisition date of January 14, 2011 through the year ended December 31, 2013. Preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, less administrative fees, totaled $32,000 for the year ended December 31, 2013, $31,000 for the year ended December 31, 2012, and $30,000 for the year ended December 31, 2011, and are included in distributions to non-controlling interest on the Company’s consolidated statements of operations.

In February 2011, the Company purchased the 494-room JW Marriott New Orleans located in New Orleans, Louisiana for approximately $51.6 million in cash and the assumption of a $42.2 million floating-rate, non-recourse senior mortgage. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets. The Company incurred acquisition-related costs of $0.4 million during 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the JW Marriott New Orleans have been included in the Company’s consolidated statements of operations from the acquisition date of February 15, 2011 through the year ended December 31, 2013.

In April 2011, the Company paid $182.8 million to acquire a 75.0% majority interest in the joint venture that owns the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California, which implied a gross value of approximately $475.0 million. The purchase price included $3.7 million of unrestricted cash held on the joint venture’s balance sheet. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, notes payable and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.5 million during 2011, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton San Diego Bayfront have been included in the Company’s consolidated statements of operations from the acquisition date of April 15, 2011 through the year ended December 31, 2013. The remaining 25.0% interest in the joint venture continues to be owned by Hilton Worldwide, and is included in non-controlling interest in consolidated joint ventures on the Company’s consolidated balance sheets and in income from consolidated joint venture attributable to non-controlling interest in the Company’s consolidated statements of operations.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Regency San Francisco in December 2013, the Hyatt Chicago Magnificent Mile in June 2012, the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Doubletree Guest Suites Times Square in January 2011, the JW Marriott New Orleans in February 2011 and the Hilton San Diego Bayfront in April 2011 had occurred on January 1, 2011. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2013	2012	2011
Revenues	$1,043,203	$1,004,300	$1,062,319

Income available (loss attributable) to common stockholders from continuing operations	$7,509	$(23,741)	$23,221

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.05	$(0.19)	$0.20

For the year ended December 31, 2013, the Company included $51.0 million of revenues, and net income of $2.8 million in its consolidated statements of operations related to the Company’s 2013 acquisitions. For the year ended December 31, 2012, the Company included $27.7 million of revenues, and a net loss of $1.1 million in its consolidated statements of operations related to the Company’s 2012 acquisitions. For the year ended December 31, 2011, the Company included $169.1 million of revenues, and a net loss of $0.5 million in its consolidated statements of operations related to the Company’s 2011 acquisitions.

Intangible Assets

As of December 31, 2013 and 2012, intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	2013	2012
Advanced bookings (1)	$35,154	$28,740
Easement agreement (2)	9,727	9,727
Ground/air lease agreements (3)	121,850	121,850
In-place lease agreements (4)	6,223	4,580
Above/(below) market lease agreements, net (5)	(3,915)	(280)
Below market management agreement (6)	2,850	2,850
	171,889	167,467
Accumulated amortization	(44,426)	(34,978)
	$127,463	$132,489

Amortization expense on these intangible assets for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Advanced bookings (1)	$4,560	$14,824	$9,988
Ground/air lease agreements (3)	4,113	4,113	3,978
In-place lease agreements (4)	454	348	299
Above/(below) market lease agreements, net (5)	(148)	(6)	—
Below market management agreement (6)	469	212	—
	$9,448	$19,491	$14,265

(1)         Advanced bookings consist of advance deposits related to the purchases of the Boston Park Plaza, the Doubletree Guest Suites Times Square, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hyatt Regency San Francisco, and the JW Marriott New Orleans. The contractual advance hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected. The contractual advance hotel bookings for the Doubletree Guest Suites Times Square, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, and the JW Marriott New Orleans are fully amortized as of December 31, 2013. The contractual advance hotel bookings for the Boston Park Plaza and the Hyatt Regency San Francisco will be fully amortized by June 30, 2018.

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

(3)         Ground/air lease agreements at the Doubletree Guest Suites Times Square, the Hilton Times Square and the JW Marriott New Orleans were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately 23 and 77 years as of December 31, 2013.

(4)         In-place lease agreements at the Boston Park Plaza, the Doubletree Guest Suites Times Square, the Hilton New Orleans St. Charles, the Hilton San Diego Bayfront and the Hyatt Regency San Francisco, were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately seven months and 14 years as of December 31, 2013.

(5)         The above/(below) market lease agreements, net consist of unfavorable tenant lease liabilities at the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Hyatt Regency San Francisco, and favorable tenant lease assets at the Hilton New Orleans St. Charles and the Hyatt Regency San Francisco. These agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately seven months and 18 years as of December 31, 2013.

(6)         The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straight-line method over the remaining non-cancelable terms of the two components, approximately 4 and 9 years each as of December 31, 2013.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows, (in thousands):

2014	$6,344
2015	$6,167
2016	$6,110
2017	$5,884
2018	$4,994

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of December 31, 2013. During 2013, the Company recognized $2.6 million in dividends on the Preferred Equity Investment, which is included in interest and other income on the Company’s consolidated statements of operations. The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheet net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheet as of December 31, 2013. In addition, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The $14.0 million pension plan liability is included in other liabilities on the Company’s consolidated balance sheet as of December 31, 2013. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations on the Company’s consolidated statements of operations. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 and the years ended December 31, 2012 and 2011, to discontinued operations on its consolidated statements of operations.

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

During 2012, the Company sold four hotels and an office building adjacent to one of the sold hotels. In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for the first eight months of 2012, as well as for the year ended December 31, 2011 to discontinued operations on its consolidated statements of operations.

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a net gain on the sale of $12.7 million. In addition, the Company wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels. The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and the office building to discontinued operations for the first nine months of 2012, as well as for the year ended December 31, 2011 on its consolidated statements of operations.

During 2011, the Company sold two hotels and a commercial laundry facility. In April 2011, the Company sold the Royal Palm Miami Beach hotel for net proceeds of $129.8 million, including $39.8 million in cash and the $90.0 million Royal Palm note, and recognized a gain on the sale of $14.0 million. The Company reclassified the hotel’s results of operations for the first four months of 2011 to discontinued operations on its consolidated statements of operations. The Company retained an earn-out right on the Royal Palm hotel which will enable it to receive future payments of up to $20.0 million in the event the hotel achieves certain return hurdles. In March 2012, the Company recorded additional gain of $0.2 million on the sale of the Royal Palm Miami Beach for property tax refunds and reimbursements for certain transaction related invoices, which is included in discontinued operations on the Company’s consolidated statements of operations.

In July 2011, the Company sold its commercial laundry facility located in Salt Lake City, Utah for net proceeds of $0.1 million, and recognized a loss on the sale of $0.1 million. In anticipation of this sale, the Company recorded an impairment loss of $1.5 million to discontinued operations in June 2011. The Company reclassified the laundry’s results of operations for the first seven months of 2011 to discontinued operations on its consolidated statements of operations.

In October 2011, the Company sold the Valley River Inn located in Eugene, Oregon for net proceeds of $16.1 million, including the assumption of the existing mortgage secured by the hotel which totaled $11.5 million on the date of sale, and recognized a gain on the sale of $0.9 million. The Company reclassified the hotel’s results of operations for the first 10 months of 2011 to discontinued operations on its consolidated statements of operations.

The following sets forth the discontinued operations for the years ended December 31, 2013, 2012 and 2011 for the four hotels and the commercial laundry facility sold in 2013, the four hotels and the office building sold in 2012, and the two hotel properties and the commercial laundry facility sold in 2011, which all met the “held for sale” and “discontinued operations” criteria in accordance with the Property, Plant and Equipment Topic of the FASB ASC (in thousands):

	2013	2012	2011
Operating revenues	$3,690	$100,861	$130,997
Operating expenses	(3,686)	(71,089)	(96,581)
Interest expense	(99)	(6,490)	(9,337)
Depreciation and amortization expense	—	(13,164)	(16,188)
Impairment loss	—	—	(1,495)
Gain (loss) on extinguishment of debt	(3,115)	—	18,145
Gain on sale of hotels and other assets, net	51,620	38,292	14,912
Income from discontinued operations	$48,410	$48,410	$40,453

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

In December 2007, the Company entered into a joint venture agreement with Strategic Hotels & Resorts (“Strategic”) to own and operate BuyEfficient. Under the terms of the agreement, Strategic acquired a 50.0% interest in BuyEfficient from the Company. The Company accounted for its ownership interest in BuyEfficient using the equity method, and its accounting policies were consistent with those of the unconsolidated joint venture. In January 2011, the Company repurchased Strategic’s 50.0% share in BuyEfficient. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to intangibles (which are included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2013 and 2012), goodwill and other working capital assets and liabilities. In conjunction with this purchase, the Company recognized a gain of $8.7 million on the remeasurement of the Company’s equity interest in this joint venture to its fair market value. Subsequent to this acquisition, the Company is the sole owner of BuyEfficient, and has consolidated BuyEfficient’s results of operations with its continuing operations.

6. Interest Rate Derivative Agreements

At December 31, 2013 and 2012, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The initial interest rate cap agreement, whose strike rate was 3.75%, matured in April 2013. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000, which extended the maturity date from April 2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the 3-month LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million and $120.0 million at December 31, 2013 and 2012, respectively. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the 3-month LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $179.6 million and $180.0 million at December 31, 2013 and 2012, respectively.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $39.8 million and $40.7 million as of December 31, 2013 and 2012, respectively.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in a net gain of $0.5 million for the year ended December 31, 2013, and net losses of $0.4 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively, which have been reflected as a decrease in interest expense for 2013, and as increases in interest expense for 2012 and 2011. As of December 31, 2013 and 2012, the fair values of the interest rate cap agreements totaled an asset of $16,000 and $48,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.1 million and $1.6 million as of December 31, 2013 and 2012, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

7. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2013	2012
Property and equipment, net	$2,478	$2,529
Land held for development	188	188
Intangibles, net	7,277	7,877
Interest rate cap derivative agreements	16	48
Cash trap receivables	4,443	8,208
Other receivables	3,942	4,130
Other	2,762	2,922
	$21,106	$25,902

As of December 31, 2013 and 2012, property and equipment, net consisted of the following (in thousands):

	2013	2012
Cost basis	$10,933	$10,153
Accumulated depreciation	(8,455)	(7,624)
Property and equipment, net	$2,478	$2,529

The Company’s other assets, net as of December 31, 2013 and 2012, include BuyEfficient’s intangible assets totaling $7.3 million and $7.9 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $1.8 million and $1.2 million at December 31, 2013 and 2012, respectively. Amortization expense totaled $0.6 million for the years ended December 31, 2013, 2012 and 2011. For the next five years, amortization expense for the BuyEfficient intangible assets is expected to be as follows, (in thousands):

2014	$600
2015	$600
2016	$600
2017	$600
2018	$351

In conjunction with the Company’s 2012 sales of the Marriott Del Mar, the Hilton Del Mar and the Marriott Troy, the mortgages secured by these hotels were assumed by the buyers of the hotels. These mortgages contain “cash trap” provisions that were triggered in prior years due to the decline in the performance of the three hotels. Once triggered, substantially all of the excess cash flow from operations generated by the three hotels was deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash was distributed to the Company only after certain items were paid, including deposits into leasing and maintenance reserve accounts and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. During 2013, a total of $3.8 million was returned to the Company related to the mortgages secured by the Marriott Del Mar and the Marriott Troy. As of December 31, 2013, the remaining $4.4 million remained trapped by the lender associated with the mortgage secured by the Hilton Del Mar. In February 2014, the lender released the cash, and the entire $4.4 million was returned to the Company.

8. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2013	2012
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.4% to 6.6%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 14 hotel properties at December 31, 2013, and 13 hotel properties at December 31, 2012.	$993,164	$890,668
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	231,451	234,724
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	179,460	180,000
Senior Notes, with a fixed interest rate of 4.60%, maturing in July 2027. Repurchased and redeemed in January 2013. The notes were guaranteed by the Company and certain of its subsidiaries.	—	58,000
	1,404,075	1,363,392
Less: discount on Senior Notes	—	(3)
	1,404,075	1,363,389
Less: current portion	(23,289)	(76,723)
	$1,380,786	$1,286,666

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

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	2013	2012	2011
Interest expense	$69,806	$71,664	$67,319
(Gain) loss on derivatives, net	(525)	406	2,655
Accretion of Senior Notes	3	1,058	1,062
Amortization of deferred financing fees	2,955	3,690	3,138
Write-off of deferred financing fees	—	3	21
	$72,239	$76,821	$74,195

Aggregate future principal maturities and amortization of notes payable at December 31, 2013, are as follows (in thousands):

2014	$23,289
2015	160,275
2016	425,723
2017	252,472
2018	285,675
Thereafter	256,641
Total	$1,404,075

9. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Property, sales, and use taxes payable	$14,482	$13,254
Income tax payable	—	125
Accrued interest	3,078	4,901
Advance deposits	8,259	6,938
Management fees payable	1,077	2,346
Other	3,392	3,399
	$30,288	$30,963

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred gain on sale of asset	$14,000	$—
Interest rate swap derivative agreement	1,066	1,636
Accrued income tax	1,491	—
Deferred revenue	6,918	1,089
Deferred rent	12,270	9,459
Deferred incentive management fees	1,714	—
Other	2,499	2,886
	$39,958	$15,070

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

The Company’s other liabilities include accrued income tax of $1.5 million. Based on the Company’s ongoing evaluations of its uncertain tax positions related to the years ended December 31, 2013 and 2012, the Company adjusted for an unrecognized tax benefit of $1.5 million during 2013, which is included in the Company’s consolidated statement of operations.

In June 2013, the Company received a $6.5 million incentive from Hyatt Franchising L.L.C. for rebranding the Company’s Hyatt Chicago Magnificent Mile from a Wyndham to a Hyatt. The Company is amortizing this incentive on a straightline basis over the remaining 25-year term of its franchise agreement with Hyatt. The Company includes the $0.3 million portion of the incentive to be recognized during 2014 in accounts payable and accrued expenses, and includes the long-term portion of $6.1 million in other liabilities in its consolidated balance sheet for the year ended December 31, 2013.

The Company’s other liabilities also include deferred incentive management fees of $1.7 million related to one of its hotels. Per the Company’s management agreement with the hotel’s third-party manager, payment of the incentive management fees will be deferred until such time as the hotel’s adjusted cash flow, as defined in the management agreement, surpasses a certain threshold.

10. Income Taxes

The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. During 2013 and 2012, the Company’s use of net operating loss carryforwards resulted in federal and state income tax expense of $1.9 million and $1.1 million, respectively.

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

During the first quarter of 2013, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to the Company, challenging certain aspects of the Company’s leases with its TRS Lessee and its subsidiaries. Though the Company believes its leases comply with all applicable IRS requirements, the Company determined that the costs associated with defending its position were greater than the benefits that might result therefrom. As such, the Company accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest, all of which is included in income tax provision on the Company’s consolidated statement of operations. The Company recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of its uncertain tax positions related to the year ended December 31, 2012, and as a result of its recent resolution of outstanding issues with the IRS. No amounts were accrued under the Income Taxes Topic of the FASB ASC as of December 31, 2012, as the Company believed it had no uncertain tax positions that warranted accrual. During 2013, the Company recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from its use of net operating loss carryforwards, as well as state income tax where the Company’s use of net operating loss carryforwards was either limited or unavailable. During 2012, the Company’s federal alternative minimum tax resulting from its use of net operating loss carryforwards combined with the Company’s state income tax expense where the use of net operating loss carryforwards was either limited or unavailable to total $1.1 million of income tax expense. The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During 2013, the Company recognized $0.6 million in interest expense related to its tax provisions. The Company recognized no penalties or interest related to its tax provisions for either 2012 or 2011.

The income tax provision for the Company is included in the consolidated financial statements as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$6,371	$850	$—
State	1,774	298	—
Total current income tax provision	$8,145	$1,148	$—
Deferred:
Federal	$(9,488)	$1,031	$345
State	(2,426)	278	96
	(11,914)	1,309	441
Valuation allowance	11,914	(1,309)	(441)
Total deferred income tax provision	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2013	2012
NOL carryover	$31,258	$40,330
Other reserves	3,270	2,919
State taxes and other	(4,909)	(1,534)
Deferred tax asset before valuation allowance	29,619	41,715

Depreciation	133	(49)
Deferred tax liability before valuation allowance	133	(49)

Deferred tax assets, net	29,752	41,666
Valuation allowance	(29,752)	(41,666)
	$—	$—

The Company has provided a valuation allowance against its net deferred tax asset at December 31, 2013 and 2012. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for income taxes related to the Company is reflected in the accompanying consolidated statements of operations.

At December 31, 2013 and 2012, the net operating loss carryforwards for federal income tax purposes totaled approximately $80.3 million and $102.6 million, respectively. These losses, which begin to expire in 2024, are available to offset future income through 2032.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2013, 2012 and 2011, distributions paid per share were characterized as follows (unaudited):

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.100	100.000%	$—	—%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.100	100.000%	$—	—%	$—	—%

Preferred Stock — Series A
Ordinary income	$0.330	100.000%	$2.000	100.000%	$2.500	100.000%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.330	100.000%	$2.000	100.000%	$2.500	100.000%

Preferred Stock — Series C
Ordinary income	$0.656	100.000%	$1.572	100.000%	$1.965	100.000%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.656	100.000%	$1.572	100.000%	$1.965	100.000%

Preferred Stock — Series D
Ordinary income	$2.000	100.000%	$2.000	100.000%	$1.472	100.000%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$2.000	100.000%	$2.000	100.000%	$1.472	100.000%

11. Series C Cumulative Convertible Redeemable Preferred Stock

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

12. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2013, the Company redeemed all 7,050,000 shares of its Series A preferred stock for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $4.6 million was recognized related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. The Company redeemed the Series A preferred shares using cash received from its February 2013 common stock offering. After the redemption date, the Company has no outstanding shares of Series A preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series A preferred stock is a redemption in full, trading of the Series A preferred stock on the New York Stock Exchange ceased after the redemption date.

Series D Cumulative Redeemable Preferred Stock

In April 2011, the Company sold an aggregate of 4,600,000 shares, including the full exercise of the underwriters’ overallotment option, of Series D preferred stock with a liquidation preference of $25.00 per share for net proceeds of $110.9 million. The proceeds were used to partially fund the Company’s acquisition of the Hilton San Diego Bayfront. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change in control of the Company, (i) the Company may, at its option, redeem the Series D preferred stock in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including, the redemption date, and (ii) holders of Series D preferred stock will have the right (unless, prior to the change of control conversion date, the Company has provided or provides notice of its election to redeem the Series D preferred stock) to convert some or all of their shares of Series D preferred stock into shares of the Company’s common stock. Holders of Series D preferred stock generally have no voting rights. However, if the Company is in arrears on dividends on the Series D preferred stock for six or more quarterly periods, whether or not consecutive, holders of the Series D preferred stock will be entitled to vote at its next annual meeting and each subsequent annual meeting of stockholders for the election of two additional directors to serve on the Company’s board of directors until all unpaid dividends and the dividend for the then-current period with respect to the Series D preferred stock have been paid or declared and a sum sufficient for the payment thereof set aside for payment. The Series D preferred stock has no maturity date and the Company is not required to redeem the Series D preferred stock at any time, unless the Company decides, at its option, to exercise its redemption right or, under circumstances where the holders of Series D preferred stock decide to convert the Series D preferred stock. If the Company does not exercise its right to redeem the Series D preferred stock upon a change of control, holders of the Series D preferred stock have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a cap of 22,571,280 common shares.

Common Stock

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used $279.7 million of these proceeds to redeem all of its Series A preferred stock in March 2013, and its Series C preferred stock in May 2013, including accrued interest, and used portions of the remaining proceeds towards the acquisitions of the Hilton New Orleans St. Charles and the Boston Park Plaza.

In November 2013, the Company issued 20,000,000 shares of its common stock for net proceeds of $270.9 million. The Company used the net proceeds from this offering to purchase the Hyatt Regency San Francisco, and will use the remaining proceeds for potential future acquisitions, capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

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

Dividends

The Company declared dividends per share on its Series A preferred stock, Series D preferred stock and common stock during 2013, 2012 and 2011 as follows:

	2013	2012	2011
Series A preferred stock	$0.500	$2.000	$2.000
Series D preferred stock	2.000	2.000	1.472
Common stock - cash	0.100	—	—
	$2.600	$4.000	$3.472

Operating Partnership Units

As of December 31, 2013, the Operating Partnership had 180,858,699 units outstanding, all of which are held by the Company.

13. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 6,050,000 common shares for issuance under the LTIP, and 1,211,566 shares remain available for future issuance as of December 31, 2013.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant. In August 2011, the Company granted both time-based and performance-based shares to Kenneth E. Cruse upon Mr. Cruse’s appointment as the Company’s Chief Executive Officer. The time-based shares, representing 60.0% of the total shares granted, will vest on a pro-rata basis commencing on the third anniversary of the grant date, and will vest in equal amounts on each of the third, fourth and fifth anniversary of the grant date. The remaining 40.0% of the total shares granted to Mr. Cruse are subject to performance- or market-based, cliff vesting on the fifth anniversary of the grant date, depending on the satisfaction of the following measures: the Company’s total stockholder return (“TSR”); the Company’s TSR relative to companies in the NAREIT Equity Index; and the ratio of the Company’s total net debt to the Company’s adjusted EBITDA.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Compensation expense, including forfeitures	$7,189	$5,139	$4,135

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statements of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statements of equity for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Total compensation expense, including forfeitures	$7,189	$5,139	$4,135
Net-settle adjustment	(2,331)	(1,673)	(1,390)
Amortization related to shares issued to design and construction employees	393	302	376
Amortization related to shares issued to unconsolidated joint venture	—	—	2
Vesting of restricted stock presented on statement of equity	$5,251	$3,768	$3,123

The following is a summary of non-vested stock grant activity:

	2013		2012		2011
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	1,539,992	$9.11	1,407,152	$8.55	668,934	$7.70
Granted	975,711	11.82	647,171	9.51	1,260,845	9.10
Vested	(497,199)	9.89	(513,095)	8.08	(428,935)	8.85
Forfeited	(9,092)	10.89	(1,236)	9.38	(93,692)	8.43
Outstanding at end of year	2,009,412	10.23	1,539,992	9.11	1,407,152	8.55

At December 31, 2013, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to Robert A. Alter, the Company’s former Executive Chairman and Chief Executive Officer. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

14. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2013, 2012 and 2011 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2013	2012	2011
Continuing operations — property general and administrative expense, and corporate overhead expense	$25,218	$22,807	$19,549
Discontinued operations	65	2,061	2,643
	$25,283	$24,868	$22,192

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the years ended December 31, 2013, 2012 and 2011 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2013	2012	2011
Continuing operations — property general and administrative expense	$3,025	$2,738	$2,916
Discontinued operations	—	587	675
	$3,025	$3,325	$3,591

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2013, 2012 and 2011 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2013	2012	2011
Continuing operations — franchise costs	$32,932	$30,067	$25,595
Discontinued operations	73	2,996	3,520
	$33,005	$33,063	$29,115

Total license and franchise costs included royalties of $10.8 million, $10.6 million and $8.8 million incurred by the Company during the years ended December 31, 2013, 2012 and 2011, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At December 31, 2013, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2013 totaled $43.5 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097 (see Note 3). The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC. Upon acquisition of the hotel in June 2012, the Company recorded a capital asset related to its leasehold interest of $58.8 million to buildings and improvements, and a capital lease obligation of $15.6 million. In addition to minimum rent, the capital lease is subject to percentage rent equal to 4.0% of the hotel’s gross room revenues over a certain threshold.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expire in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2012
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(2,356)	(871)
	$56,547	$58,032

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013 are as follows (in thousands):

2014	$1,437
2015	1,411
2016	1,403
2017	1,403
2018	1,403
Thereafter	110,817
Total minimum lease payments (1)	117,874
Less: Amount representing interest (2)	(102,253)
Present value of net minimum lease payments (3)	$15,621

(1)         Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded zero and $3,000 in percentage rent during 2013 and 2012, respectively.

(2)         Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)         The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2013 as a current obligation of $35,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2013, 2012 and 2011, certain of the Company’s 29 hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2013	2012	2011
Number of hotels with ground, building and/or air leases	10	10	9

Number of ground leases	9	9	9
Number of building leases	1	1	—
Number of air leases	3	3	3
Total number of ground, building and air leases	13	13	12

At December 31, 2013, the ground, building and air leases mature in dates ranging from 2037 through 2097, excluding renewal options. One of the air leases requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Total rent expense incurred pursuant to ground, building and air lease agreements for the years ended December 31, 2013, 2012 and 2011 was included in the Company’s consolidated statements of operations as follows (in thousands):

	2013	2012	2011
Continuing operations — property tax, ground lease and insurance	$17,359	$16,950	$14,787
Discontinued operations	—	14	52
	$17,359	$16,964	$14,839

At December 31, 2013, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility totaled $0.4 million for both of the years ended December 31, 2013 and 2012, and $0.3 million for the year ended December 31, 2011, and was included in corporate overhead expense.

Future minimum payments under the terms of the 13 ground, building and air leases, as well as the sublease on the corporate facility, in effect at December 31, 2013 are as follows (in thousands):

2014	$10,476
2015	10,536
2016	10,597
2017	13,620
2018	13,548
Thereafter	504,774
Total	$563,551

Employment Agreements

As of December 31, 2013, the Company has employment agreements with certain executive employees, which expire in August 2016. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2013 (in thousands):

2014	$1,435
2015	1,435
2016	837
$3,707

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2013, approximately 30.2% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for each of the years ended December 31, 2013, 2012 and 2011, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Property general and administrative expense on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.1 million, $0.9 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Discontinued operations on the Company’s consolidated statements of operations includes matching contributions into these retirement plans of $3,000 for the year ended December 31, 2013, and $0.1 million for both the years ended December 31, 2012 and 2011.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2013, the Company’s 29 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

	California	New York	Illinois	Massachusetts	Greater Washington DC Area
Number of hotels	9	3	3	3	3
Percentage of total rooms	32%	9%	8%	14%	13%
Percentage of total revenue for the year ended December 31, 2013	34%	13%	7%	14%	13%

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

At December 31, 2013, the Company had $0.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2013.

15. Quarterly Operating Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2013 and 2012, of the Company are as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues — Continuing Operations
2013	$194,921	$234,638	$250,370	$243,895
2012	$178,234	$212,842	$205,041	$232,967

Operating income — Continuing Operations
2013	$3,568	$36,622	$34,368	$24,640
2012	$5,151	$28,614	$16,248	$28,997

Net income (loss)
2013	$28,926	$20,009	$15,817	$5,249
2012	$(12,968)	$11,855	$39,556	$11,114

Income available (loss attributable) to common stockholders per share — basic and diluted
2013	$0.12	$0.09	$0.07	$0.01
2012	$(0.18)	$0.03	$0.23	$0.03

Income available (loss attributable) to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

16. Subsequent Events

In January 2014, the Company was notified of its successful appeal of the real estate valuation for the Hilton San Diego Bayfront with the San Diego County Assessor’s office. Based on current property tax rates, the Company expects to receive a refund of approximately $4.0 million related to current and prior year real estate taxes.

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2013

(In Thousands)

	Balance at Beginning of Year (1)	Additions Charged to Operations (1)	Uncollectible Accounts Written Off (1)	Balance at End of Year (1)
Year ended December 31, 2013
Allowance for doubtful accounts	$177	$(44)	$2	$135
Reserve for loan losses	$217	$—	$—	$217

Year ended December 31, 2012
Allowance for doubtful accounts	$222	$(29)	$(16)	$177
Reserve for loan losses	$—	$217	$—	$217

Year ended December 31, 2011
Allowance for doubtful accounts	$114	$129	$(21)	$222

(1)                  Includes all hotel properties owned on December 31, 2013.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In Thousands)

			Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2013 (1)
	Encmbr		Land	Bldg. and Impr	Land	Bldg. and Impr.	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Boston Park Plaza	$118,256		$58,527	$170,589	$—	$247	$58,527	$170,836	$229,363	$3,294	2013	5-35
Courtyard by Marriott Los Angeles		(a)	—	8,446	—	12,354	—	20,800	20,800	8,475	1999	5-35
Doubletree Guest Suites Times Square	179,460		27,351	201,660	—	2,222	27,351	203,882	231,233	14,416	2011	5-35
Embassy Suites Chicago	70,967		79	46,886	6,348	20,273	6,427	67,159	73,586	21,633	2002	5-35
Embassy Suites La Jolla	67,908		27,900	70,450	—	7,832	27,900	78,282	106,182	20,570	2006	5-35
Fairmont Newport Beach		(a)	—	65,769	—	33,272	—	99,041	99,041	27,369	2005	5-35
Hilton New Orleans St. Charles	—		3,698	53,578	—	5	3,698	53,583	57,281	773	2013	5-35
Hilton North Houston	31,800		6,184	35,628	—	22,840	6,184	58,468	64,652	17,978	2002	5-35
Hilton San Diego Bayfront	231,451		—	424,992	—	6,643	—	431,635	431,635	21,267	2011	5-57
Hilton Times Square	88,139		—	221,488	—	24,039	—	245,527	245,527	63,543	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—		14,040	66,350	—	688	14,040	67,038	81,078	2,006	2012	5-50
Hyatt Chicago Magnificent Mile	—		—	91,964	—	16,357	—	108,321	108,321	5,415	2012	5-40
Hyatt Regency Newport Beach		(a)	—	30,549	—	24,620	—	55,169	55,169	15,575	2002	5-35
Hyatt Regency San Francisco	—		116,140	131,430	—	—	116,140	131,430	247,570	549	2013	5-35
JW Marriott New Orleans	39,703		—	73,420	—	3,923	—	77,343	77,343	6,299	2011	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	36,567	51,598	206,805	258,403	46,517	2007	5-35
Marriott Houston	21,623		4,167	19,155	—	13,325	4,167	32,480	36,647	9,864	2002	5-35
Marriott Park City	14,096		2,260	17,778	—	11,490	2,260	29,268	31,528	10,940	1999	5-35
Marriott Philadelphia	25,540		3,297	29,710	—	8,216	3,297	37,926	41,223	13,232	2002	5-35
Marriott Portland		(a)	5,341	20,705	—	6,776	5,341	27,481	32,822	10,607	2000	5-35
Marriott Quincy		(a)	14,375	97,875	—	4,306	14,375	102,181	116,556	23,859	2007	5-35
Marriott Tysons Corner	42,193		3,897	43,528	(250)	15,726	3,647	59,254	62,901	20,101	2002	5-35
Renaissance Harborplace	92,389		25,085	102,707	—	20,417	25,085	123,124	148,209	34,281	2005	5-35
Renaissance Los Angeles Airport		(a)	7,800	52,506	—	4,050	7,800	56,556	64,356	13,601	2007	5-35
Renaissance Long Beach		(a)	10,437	37,300	—	12,795	10,437	50,095	60,532	13,848	2005	5-35
Renaissance Orlando at SeaWorld ®	78,105		—	119,733	30,716	31,976	30,716	151,709	182,425	41,495	2005	5-35
Renaissance Washington DC	126,445		14,563	132,800	—	36,854	14,563	169,654	184,217	44,468	2005	5-35
Renaissance Westchester (2)		(a)	5,751	17,069	—	13,546	5,751	30,615	36,366	3,449	2010	5-35
Sheraton Cerritos		(a)	—	24,737	—	7,059	—	31,796	31,796	8,590	2005	5-35
	$1,404,075		$402,490	$2,579,040	$36,814	$398,418	$439,304	$2,977,458	$3,416,762	$524,014

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(In Thousands)

		Initial costs		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2013 (1)
	Encmbr.	Land	Bldg. and Impr.	Land	Bldg. and Impr	Land	Bldg. and Impr.	Totals	Accum. Depr.	Date Acq./Constr.	Depr. Life
Investments in Other Real Estate
Land held for future development or sale	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—	1999	NA
	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—

(1)                 The aggregate cost of properties for federal income tax purposes is approximately $3.5 billion (unaudited) at December 31, 2013.

(2)                 Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties			Other Real Estate Investments
	2013	2012	2011	2013	2012	2011

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$2,801,963	$2,904,975	$2,239,125	$188	$12,437	$12,253
Additions during year:
Acquisitions	533,962	172,354	727,423	—	—	—
Improvements	80,923	46,831	72,169	—	50	184
Changes in reporting presentation (b)	—	(163,455)	—	—	(9,793)	—
Disposals during the year (b)	(86)	(158,742)	(133,742)	—	(2,506)	—
Balance at the end of the year	$3,416,762	$2,801,963	$2,904,975	$188	$188	$12,437
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$439,446	$457,431	$384,931	$—	$2,865	$2,561
Depreciation for the year	84,568	82,871	79,011	—	301	304
Changes in reporting presentation	—	(58,364)	—	—	(2,740)	—
Retirement	—	(42,492)	(6,511)	—	(426)	—
Balance at the end of the year	$524,014	$439,446	$457,431	$—	$—	$2,865

(a)         Hotel is pledged as collateral by the credit facility entered into in November 2010. As of December 31, 2013, the Company has no outstanding indebtedness under its credit facility.

(b)         2012 changes in reporting presentation and 2013 disposals during the year represent the Rochester Portfolio classified as held for sale as of December 31, 2012 due to its sale in January 2013.