Form 10-Q
period 2014-03-31
Sunstone Hotel Investors, Inc.
filed 2014-05-07
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

183,348,796 shares of Common Stock, $0.01 par value, as of May 1, 2014

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

1

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,792	$104,363
Restricted cash	82,748	89,306
Accounts receivable, net	38,891	29,941
Inventories	1,335	1,464
Prepaid expenses	12,626	12,612
Total current assets	230,392	237,686
Investment in hotel properties, net	3,227,779	3,231,382
Deferred financing fees, net	8,483	9,219
Goodwill	9,405	9,405
Other assets, net	20,983	21,106
Total assets	$3,497,042	$3,508,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,470	$25,116
Accrued payroll and employee benefits	22,322	29,933
Dividends payable	11,467	11,443
Other current liabilities	37,061	30,288
Current portion of notes payable	24,008	23,289
Total current liabilities	126,328	120,069
Notes payable, less current portion	1,374,394	1,380,786
Capital lease obligations, less current portion	15,577	15,586
Other liabilities	40,610	39,958
Total liabilities	1,556,909	1,556,399
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 181,355,803 shares issued and outstanding at March 31, 2014 and 180,858,699 shares issued and outstanding at December 31, 2013	1,814	1,809
Additional paid in capital	2,071,421	2,068,721
Retained earnings	218,642	224,364
Cumulative dividends	(522,911)	(511,444)
Total stockholders’ equity	1,883,966	1,898,450
Non-controlling interest in consolidated joint ventures	56,167	53,949
Total equity	1,940,133	1,952,399
Total liabilities and equity	$3,497,042	$3,508,798

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES
Room	$168,127	$132,623
Food and beverage	59,911	49,628
Other operating	15,445	12,670
Total revenues	243,483	194,921
OPERATING EXPENSES
Room	48,919	37,454
Food and beverage	42,908	35,096
Other operating	4,995	4,242
Advertising and promotion	12,971	11,265
Repairs and maintenance	10,881	8,374
Utilities	8,289	6,183
Franchise costs	8,077	6,478
Property tax, ground lease and insurance	19,052	18,468
Property general and administrative	28,922	23,606
Corporate overhead	6,559	6,171
Depreciation and amortization	37,615	34,016
Total operating expenses	229,188	191,353
Operating income	14,295	3,568
Interest and other income	716	563
Interest expense	(18,283)	(17,414)
Loss on extinguishment of debt	—	(44)
Loss before income taxes and discontinued operations	(3,272)	(13,327)
Income tax provision	(224)	(6,157)
Loss from continuing operations	(3,496)	(19,484)
Income from discontinued operations	—	48,410
NET INCOME (LOSS)	(3,496)	28,926
Income from consolidated joint venture attributable to non-controlling interest	(2,226)	(297)
Distributions to non-controlling interest	(8)	(8)
Dividends paid on unvested restricted stock compensation	(100)	—
Preferred stock dividends and redemption charge	(2,300)	(10,903)
Undistributed income allocated to unvested restricted stock compensation	—	(218)
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(8,130)	$17,500

COMPREHENSIVE INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(8,130)	$17,500
Basic and diluted per share amounts:
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.20)
Income from discontinued operations	—	0.32
Basic and diluted income available (loss attributable) to common stockholders per common share	$(0.04)	$0.12

Basic and diluted weighted average common shares outstanding	181,061	151,076

Dividends declared per common share	$0.05	$—

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock					Non-Controlling
					Additional			Interest in
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Joint Ventures	Total
Balance at December 31, 2013	4,600,000	$115,000	180,858,699	$1,809	$2,068,721	$224,364	$(511,444)	$53,949	$1,952,399
Net proceeds from sale of common stock (unaudited)	—	—	99,460	1	1,218	—	—	—	1,219
Vesting of restricted common stock (unaudited)	—	—	397,644	4	1,482	—	—	—	1,486
Distributions to non-controlling interests (unaudited)	—	—	—	—	—	—	—	(8)	(8)
Common stock dividends and dividends payable at $0.05 per share year to date (unaudited)	—	—	—	—	—	—	(9,167)	—	(9,167)
Series D preferred dividends and dividends payable at $0.50 per share year to date (unaudited)	—	—	—	—	—	—	(2,300)	—	(2,300)
Net income (unaudited)	—	—	—	—	—	(5,722)	—	2,226	(3,496)
Balance at March 31, 2014 (unaudited)	4,600,000	$115,000	181,355,803	$1,814	$2,071,421	$218,642	$(522,911)	$56,167	$1,940,133

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,496)	$28,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	95	63
Gain on sales of assets	(6)	(51,620)
Loss on extinguishment of debt	—	3,159
Gain on derivatives, net	(109)	(157)
Depreciation	36,934	30,705
Amortization of franchise fees and other intangibles	1,755	4,453
Amortization of deferred financing fees	736	760
Amortization of loan discounts	—	3
Amortization of deferred stock compensation	1,372	1,075
Changes in operating assets and liabilities:
Restricted cash	6,168	300
Accounts receivable	(9,045)	(4,602)
Inventories	129	1,593
Prepaid expenses and other assets	(289)	541
Accounts payable and other liabilities	12,650	7,551
Accrued payroll and employee benefits	(7,611)	(9,766)
Discontinued operations	—	432
Net cash provided by operating activities	39,283	13,416
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	7	195,616
Cash proceeds held by accommodator	—	(139,434)
Restricted cash — replacement reserve	390	9,167
Acquisition deposits	—	(6,000)
Renovations and additions to hotel properties	(33,346)	(37,149)
Net cash (used in) provided by investing activities	(32,949)	22,200
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	—	(176,250)
Proceeds from common stock offering	1,392	295,251
Payment of common stock offering costs	(173)	(376)
Proceeds from credit facility	—	30,000
Payments on notes payable and credit facility	(5,673)	(119,793)
Payments for costs related to extinguishment of notes payable	—	(3,108)
Dividends paid	(11,443)	(9,787)
Distributions to non-controlling interests	(8)	(457)
Net cash (used in) provided by financing activities	(15,905)	15,480
Net (decrease) increase in cash and cash equivalents	(9,571)	51,096
Cash and cash equivalents, beginning of period	104,363	157,217
Cash and cash equivalents, end of period	$94,792	$208,313
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$16,428	$17,996
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties	$9,077	$11,333
Amortization of deferred stock compensation — construction activities	$114	$93
NONCASH FINANCING ACTIVITY
Dividends payable	$11,467	$3,912

See accompanying notes to consolidated financial statements

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2014, the Company had interests in 29 hotels (the “29 hotels”) held for investment, and the Company’s third-party managers included the following:

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

In addition, as of March 31, 2014, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

Non-controlling interests at both March 31, 2014 and December 31, 2013 represent the outside equity interests in various consolidated affiliates of the Company.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the

Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 25, 2014.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations and comprehensive income (loss) are based on results reported to the Company by its hotel managers, all of whom currently use a standard monthly calendar. Prior to 2013, however, Marriott used a 13-period fiscal calendar with the year ending on the Friday closest to December 31. Since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012.

Fair Value of Financial Instruments

As of March 31, 2014 and December 31, 2013, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

Level 1Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

As discussed in Note 5, at March 31, 2014 and December 31, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income (loss) as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements using Level 2 measurements as an asset of $10,000 and $16,000 as of March 31, 2014 and December 31, 2013, respectively. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $1.0 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the three months ended March 31, 2014 and 2013.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during the three months ended March 31, 2014 and 2013.

As of both March 31, 2014 and December 31, 2013, 70.7% of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt totaled $1.4 billion as of both March 31, 2014 and December 31, 2013. Using Level 3 measurements, including the Company’s weighted average cost of debt of 5.0%, the Company estimates that the fair market value of its debt totaled $1.4 billion as of both March 31, 2014 and December 31, 2013.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2014 (unaudited):
Interest rate cap derivative agreements	$10	$—	$10	$—
Life insurance policy (1)	1,203	—	1,203	—
Total assets at March 31, 2014	$1,213	$—	$1,213	$—
December 31, 2013:
Interest rate cap derivative agreements	$16	$—	$16	$—
Life insurance policy (1)	1,385	—	1,385	—
Total assets at December 31, 2013	$1,401	$—	$1,401	$—

(1)

Includes the split life insurance policy for one of the Company’s former associates, which the Company has valued using Level 2 measurements. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to the former associate from the related retirement benefit agreement included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2014 (unaudited):
Interest rate swap derivative agreement	$952	$—	$952	$—
Retirement benefit agreement (1)	1,203	—	1,203	—
Total liabilities at March 31, 2014	$2,155	$—	$2,155	$—
December 31, 2013:
Interest rate swap derivative agreement	$1,066	$—	$1,066	$—
Retirement benefit agreement (1)	1,385	—	1,385	—
Total liabilities at December 31, 2013	$2,451	$—	$2,451	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company has valued using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $0.8 million through March 31, 2014, which was reimbursed to the Company using funds from the related split life insurance policy. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both March 31, 2014 and December 31, 2013.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013, the Company used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months and the sale represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Once a hotel or other asset is designated as held for sale, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both March 31, 2014 and December 31, 2013, the Company had no hotels or other assets held for sale.

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

The Company did not incur or pay any deferred financing fees during either the three months ended March 31, 2014 or 2013.

Total amortization of deferred financing fees for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$736	$758
Discontinued operations:
Amortization of deferred financing fees	—	2
Total amortization of deferred financing fees	$736	$760

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2014 and 2013, distributed earnings representing nonforfeitable dividends of $0.1 million and zero, respectively, were allocated to the participating securities. For the three months ended March 31, 2014 and 2013, undistributed earnings representing nonforfeitable dividends of zero and $0.2 million, respectively, were allocated to the participating securities.

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings available (loss attributable) to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards, the incremental common shares issuable upon the exercise of stock options, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$(3,496)	$28,926
Income from consolidated joint venture attributable to non-controlling interest	(2,226)	(297)
Distributions to non-controlling interest	(8)	(8)
Dividends paid on unvested restricted stock compensation	(100)	—
Preferred stock dividends and redemption charge	(2,300)	(10,903)
Undistributed income allocated to unvested restricted stock compensation	—	(218)

Numerator for basic and diluted earnings available (loss attributable) to common stockholders	$(8,130)	$17,500
Denominator:
Weighted average basic and diluted common shares outstanding	181,061	151,076
Basic and diluted earnings available (loss attributable) to common stockholders per common share	$(0.04)	$0.12

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings (loss) per share for the three months ended March 31, 2014 and 2013, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, shares of the Company’s Series C preferred stock issuable upon conversion were excluded from the above calculation of earnings per share for the three months ended March 31, 2013, as their inclusion would have been anti-dilutive.

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

At both March 31, 2014 and December 31, 2013, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the partnerships that own the Hilton San Diego Bayfront. In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees during the three months ended March 31, 2014 and 2013 are represented as distributions to non-controlling interests on the Company’s consolidated statements of operations and comprehensive income (loss).

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Land	$439,304	$439,304
Buildings and improvements	2,986,687	2,977,458
Furniture, fixtures and equipment	422,676	414,192
Intangibles	171,889	171,889
Franchise fees	1,346	1,346
Construction in process	51,628	34,643
	4,073,530	4,038,832
Accumulated depreciation and amortization	(845,751)	(807,450)
	$3,227,779	$3,231,382

The Company acquired three hotels in 2013: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013. Acquired properties are included in the Company’s results of operations and comprehensive income (loss) from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the New Orleans St. Charles, the Boston Park Plaza, and the Hyatt Regency San Francisco had occurred on January 1, 2013. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

Three Months Ended
March 31, 2013
(unaudited)
Revenues	$227,926
Loss attributable to common stockholders from continuing operations	$(34,404)
Loss per diluted share attributable to common stockholders from continuing operations	$(0.23)

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014 and 2013, the Company recognized $0.7 million and $0.5 million, respectively, in dividends on the Preferred Equity Investment, which are included in interest and other income on the Company’s consolidated statements of operations and comprehensive income (loss). The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both March 31, 2014 and December 31, 2013. In addition, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The $14.0 million pension plan liability is included in other liabilities on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. The $14.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan. Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations on the Company’s consolidated statements of operations and comprehensive income (loss). The Company reclassified the Rochester Portfolio’s results of operations for January 2013 to discontinued operations on its consolidated statements of operations and comprehensive income (loss).

The following table sets forth the discontinued operations for the three months ended March 31, 2014 and 2013 for the four hotels and the commercial laundry facility sold in 2013 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Operating revenues	$—	$3,690
Operating expenses	—	(3,686)
Interest expense	—	(99)
Loss on extinguishment of debt	—	(3,115)
Gain on sale of assets	—	51,620
Income from discontinued operations	$—	$48,410

5. Interest Rate Derivative Agreements

At March 31, 2014 and December 31, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The initial interest rate cap agreement, whose strike rate was 3.75%, matured in April 2013. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000, which extended the maturity date from April

2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the 3-month LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million at both March 31, 2014 and December 31, 2013. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage bears an interest rate of 3-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the 3-month LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $179.1 million and $179.6 million at March 31, 2014 and December 31, 2013, respectively.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $39.5 million and $39.8 million at March 31, 2014 and December 31, 2013, respectively.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in a net gain of $0.1 million for the three months ended March 31, 2014, and a net gain of $0.2 million for the three months ended March 31, 2013, which are reflected as decreases in interest expense for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, the fair values of the interest rate cap agreements totaled an asset of $10,000 and $16,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $1.0 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Property and equipment, net	$2,366	$2,478
Land held for development	188	188
Intangibles, net	7,127	7,277
Interest rate cap derivative agreements	10	16
Cash trap receivables	—	4,443
Interest receivable	237	—
Other receivables	8,391	3,942
Other	2,664	2,762
	$20,983	$21,106

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Property and equipment cost basis	$11,058	$10,933
Accumulated depreciation	(8,692)	(8,455)
Property and equipment, net	$2,366	$2,478

The Company’s other assets, net as of March 31, 2014 and December 31, 2013, include BuyEfficient’s intangible assets totaling $7.1 million and $7.3 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $1.9 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively, and amortization expense totaled $0.1 million for both the three months ended March 31, 2014 and 2013.

As of December 31, 2013, $4.4 million of the Company’s cash remained trapped by the lender associated with the mortgage secured by the Hilton Del Mar, which the Company sold in 2012, and whose mortgage was assumed by the buyer. In February 2014, the lender released the cash, and the entire $4.4 million was returned to the Company.

In January 2014, the Company was notified of its successful appeal of the real estate valuation for the Hilton San Diego Bayfront with the San Diego County Assessor’s office. During the first quarter 2014, the Company recorded a receivable of approximately $4.4 million related to current and prior year real estate taxes based on current property tax rates.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.4% to 6.6%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 14 hotel properties at both March 31, 2014, and December 31, 2013.	$988,889	$993,164
Note payable requiring payments of interest and principal, bearing a blended rate of 3-month LIBOR plus 325 basis points; maturing in April 2016. The note is collateralized by a first deed of trust on one hotel property.	230,602	231,451
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of 3-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	178,911	179,460
Total notes payable	1,398,402	1,404,075
Less: current portion	(24,008)	(23,289)
Notes payable, less current portion	$1,374,394	$1,380,786

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$17,656	$16,810
Gain on derivatives, net	(109)	(157)
Accretion of Senior Notes	—	3
Amortization of deferred financing fees	736	758
	$18,283	$17,414

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Property, sales and use taxes payable	$16,648	$14,482
Income tax payable	212	—
Accrued interest	4,224	3,078
Advance deposits	11,534	8,259
Management fees payable	769	1,077
Other	3,674	3,392
	$37,061	$30,288

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Deferred gain on sale of asset	$14,000	$14,000
Interest rate swap derivative agreement	952	1,066
Accrued income tax	1,503	1,491
Deferred revenue	6,791	6,918
Deferred rent	12,973	12,270
Deferred incentive management fees	1,837	1,714
Other	2,554	2,499
	$40,610	$39,958

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

The Company’s current liabilities include income tax payable of $0.2 million and zero as of March 31, 2014 and December 31, 2013, respectively. During the first quarter of 2014, the Company recognized combined federal and state income tax expense of $0.2 million based on 2014 projected taxable income net of operating loss carryforwards for its taxable entities, which is included in the Company’s consolidated statement of operations and comprehensive income (loss).

The Company’s other liabilities include accrued income tax of $1.5 million as of both March 31, 2014 and December 31, 2013. Based on the Company’s ongoing evaluations of its uncertain tax positions related to the years ended December 31, 2013 and 2012, the Company adjusted for an unrecognized tax benefit of $1.5 million during the first quarter of 2013, which is included in the Company’s consolidated statements of operations and comprehensive income (loss). During the first quarter of 2014, the Company accrued additional interest of $12,000 on its unrecognized tax benefit, which is included in the Company’s consolidated statements of operations and comprehensive income (loss).

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

10. Stockholders’ Equity

Series A Cumulative Redeemable Preferred Stock

In March 2013, the Company redeemed all 7,050,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) for an aggregate redemption price of $178.6 million, including $2.3 million in accrued dividends. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $4.6 million was recognized related to the original issuance costs of the Series A preferred stock, which were previously included in additional paid in capital. The Company redeemed the Series A preferred shares using cash received from its February 2013 common stock offering. After the redemption date, the Company has no outstanding shares of Series A preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series A preferred stock was a redemption in full, trading of the Series A preferred stock on the New York Stock Exchange ceased after the redemption date.

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During the three months ended March 31, 2014, the Company received $1.2 million in net proceeds from the issuance of 99,460 shares of its common stock in connection with the Agreements.

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used $279.7 million of these proceeds to redeem all of its Series A preferred stock in March 2013, and all of its Series C preferred stock in May 2013, including accrued dividends, and used portions of the remaining proceeds towards the acquisitions of the Hilton New Orleans St. Charles in May 2013, and the Boston Park Plaza in July 2013.

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

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$2,036	$1,602

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the three months ended March 31, 2014 is as follows (in thousands):

Three Months Ended
March 31, 2014
(unaudited)
Compensation expense, including forfeitures	$2,036
Net-settle adjustment	(664)
Amortization related to shares issued to design and construction employees (1)	114
Vesting of restricted stock presented on statement of equity	$1,486

(1)

Amortization related to shares issued to design and construction employees is not included in compensation expense because the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three months ended March 31, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$6,713	$5,355
Discontinued operations	—	65
	$6,713	$5,420

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three months ended March 31, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$1,032	$804

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Continuing operations — franchise costs	$8,077	$6,478
Discontinued operations	—	73
	$8,077	$6,551

Total license and franchise costs included royalties of $2.5 million and $2.2 million incurred by the Company during the three months ended March 31, 2014 and 2013, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At March 31, 2014, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at March 31, 2014 totaled $49.5 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expire in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(2,627)	(2,356)
	$56,276	$56,547

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2014 are as follows (in thousands):

2014	$1,437
2015	1,403
2016	1,403
2017	1,403
2018	1,403
Thereafter	110,465
Total minimum lease payments (1)	117,514
Less: Amount representing interest (2)	(101,902)
Present value of net minimum lease payments (3)	$15,612

(1)Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for the three months ended March 31, 2014 and 2013.

(2)Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)The present value of net minimum lease payments are presented on the Company’s consolidated balance sheets as current obligations of $35,000 and as long term obligations of $15.6 million as of both March 31, 2014 and December 31, 2013. The current obligations are included in accounts payable and accrued expenses, and the long-term obligations are included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2014 and 2013 was included in the Company’s consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,456	$4,231

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended March 31, 2014 and 2013, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2014, the Company’s 29 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3	3
Percentage of total rooms	32%	9%	8%	14%	13%
Percentage of total revenue for the three months ended March 31, 2014	36%	12%	4%	11%	13%

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

At March 31, 2014, the Company had $0.8 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2014.

13. Subsequent Events

The Company has entered into an agreement with the ground lessor of the Fairmont Newport Beach to acquire approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million. The Company expects to complete the acquisition of the leased-fee interest to the Fairmont Newport Beach during the second quarter of 2014.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2014, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•	general economic and business conditions affecting the lodging and travel industry, internationally, nationally and locally, including a U.S. recession or global economic slowdown;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground, building or air leases for 10 of the 29 hotels held for investment as of March 31, 2014;

•	our ability to complete acquisitions and dispositions;

•	competition for the acquisition of hotels;

•	performance of hotels after they are acquired;

•	competition from hotels not owned by us;

•	the need for renovations of and other capital expenditures for our hotels;

•	the impact of renovations on hotel operations and delays in renovations or other developments;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

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

These factors may cause our actual events to differ materially from the expectations expressed or implied by any forward-looking statement. Except as otherwise required by federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We own primarily upper upscale hotels in the United States. As of March 31, 2014, we had interests in 29 hotels, which are currently held for investment (the “29 hotels”). Of the 29 hotels, we classify 27 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors. All of our 29 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 29 hotel portfolio average 474 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the cyclical lodging cycle, is to improve the quality and scale of our portfolio while maintaining the strength of our balance sheet. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next successive cyclical trough by aggressively acquiring distressed assets or securities. Our strategic plan encompasses several elements, including proactive portfolio management, intensive asset management, disciplined external growth and continued balance sheet strength as detailed below:

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

•

Disciplined External Growth. By gradually increasing the scale and quality of our portfolio, we may provide our stockholders with greater exposure to key growth markets, improved liquidity and broader access to value-adding transactions. Accordingly, our strategy emphasizes disciplined external growth during the recovery phase of the lodging cycle. Our external growth plan is oriented around investing in institutional-quality hotels that generate returns in excess of our cost of capital, that are additive to the quality of our portfolio, that have attractive growth potential and that may benefit from our asset management competencies. We endeavor to structure our acquisitions in ways that will not only increase the value of our shares of common stock, but also will advance our other corporate objectives, such as maintaining our financial flexibility and our low leverage. During periods of cyclical decline, our strategy may emphasize opportunistically investing in distressed assets and the repurchase of our equity or debt securities. In addition to hotel acquisitions, we may seek to grow our portfolio by making investments in defaulted and/or distressed debt positions in loan-to-own hotel transactions, utilizing our REIT structure to effect strategic combinations with select property owners, effecting portfolio purchases from institutional and other owners seeking portfolio liquidity, and by providing capital solutions to illiquid owners facing debt maturities or capital requirements.

•

Continued Balance Sheet Strength. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the  maintenance of appropriate levels of liquidity throughout the cyclical recovery phase. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

During the past four years and continuing into 2014, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the earlier stages of past cyclical recoveries have benefited from multi-year increases in profitability. Accordingly, during the past three years, we selectively acquired interests in eight hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013. Based on our purchase prices, the combined asset value of these eight hotels totals $1.5 billion, or $299,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

As of March 31, 2014, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at March 31, 2014 is 4.9%.

In February 2014, we entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During the three months ended March 31, 2014, we received $1.2 million in net proceeds from the issuance of 99,460 shares of our common stock in connection with the Agreements.

Operating Activities

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

•	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

•	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

•	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all 29 hotels in which we have interests as of March 31, 2014. In addition, our Comparable Portfolio includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco;

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

•

EBITDA, which is net income (loss), excluding non-controlling interests, interest expense, provision for income taxes, including income taxes applicable to sale of assets, and depreciation and amortization;

•

Adjusted EBITDA, which includes EBITDA but excludes amortization of deferred stock compensation, the impact of any gain or loss from asset sales, impairment charges, prior year property tax assessments or credits, and any other identified adjustments;

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort fees, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from BuyEfficient and hotel space leased by third parties.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, management fees, and other costs. Additionally, this category includes general and administrative expenses from BuyEfficient;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, relocation, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to both our corporate office and BuyEfficient’s furniture, fixtures, equipment and intangibles.

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

•

Preferred stock dividends and redemption charge, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) until its redemption in March 2013, Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) until its redemption in May 2013, and 8.0%

Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values; and

•

Undistributed income allocated to unvested restricted stock compensation, which includes undistributed income allocated to unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) pursuant to the two-class method.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. Demand for our hotels has improved each year since 2010. In 2013, Comparable Portfolio RevPAR increased 4.3% as compared to 2012, with an 80 basis point increase in portfolio occupancy. These improving demand trends continued in the first quarter of 2014. As a result, Comparable Portfolio RevPAR increased 8.8% in 2014 as compared to the same period in 2013, with a 400 basis point increase in portfolio occupancy. A portion of the first quarter occupancy increase was caused by limited occupancy at four of our hotels during the first quarter of 2013 due to major room renovations. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and credit crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of several years during which aggregate U.S. hotel supply, as indicated by the number of new hotel openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington DC and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Thus, increases in RevPAR associated with higher ADR may result in higher hotel EBITDA margins. Increases in RevPAR associated with higher occupancy may result in more muted hotel EBITDA margin improvement. Our Comparable Portfolio RevPAR index increased 390 basis points during the first quarter of 2014 as compared to the same period in 2013. The increase in our Comparable Portfolio RevPAR index was partially due to only three hotels undergoing significant renovations during the first quarter of 2014 as compared to four hotels undergoing significant renovations during the first quarter of 2013, combined with the RevPAR index including 2014 resort fees with room revenue rather than the Company’s policy of including 2014 resort fees with other operating revenue.

With respect to maximizing operating flow through, we continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced, either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels. Removing the effect of $2.9 million in prior year property tax credits recognized during the three months ended March 31, 2014, our Comparable Portfolio operating flow through was 55.0% during the first quarter of 2014 as compared to the same period in 2013.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2014 and 2013, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income (loss), and includes the 29 hotels (13,753 rooms) as of March 31, 2014 and 26 hotels (11,632 rooms) as of March 31, 2013, as well as discontinued operations for 4 hotels (1,222 rooms) as of March 31, 2013. No hotels were classified as discontinued operations for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$168,127	$132,623	$35,504	26.8%
Food and beverage	59,911	49,628	10,283	20.7%
Other operating	15,445	12,670	2,775	21.9%
Total revenues	243,483	194,921	48,562	24.9%
OPERATING EXPENSES
Hotel operating	156,092	127,560	28,532	22.4%
Property general and administrative	28,922	23,606	5,316	22.5%
Corporate overhead	6,559	6,171	388	6.3%
Depreciation and amortization	37,615	34,016	3,599	10.6%
Total operating expenses	229,188	191,353	37,835	19.8%
Operating income	14,295	3,568	10,727	300.6%
Interest and other income	716	563	153	27.2%
Interest expense	(18,283)	(17,414)	(869)	(5.0)%
Loss on extinguishment of debt	—	(44)	44	100.0%
Loss before income taxes and discontinued operations	(3,272)	(13,327)	10,055	75.4%
Income tax provision	(224)	(6,157)	5,933	96.4%
Loss from continuing operations	(3,496)	(19,484)	15,988	82.1%
Income from discontinued operations	—	48,410	(48,410)	(100.0)%
NET INCOME (LOSS)	(3,496)	28,926	(32,422)	(112.1)%
Income from consolidated joint venture attributable to non-controlling interest	(2,226)	(297)	(1,929)	(649.5)%
Distributions to non-controlling interest	(8)	(8)	—	—%
Dividends paid on unvested restricted stock compensation	(100)	—	(100)	(100.0)%
Preferred stock dividends and redemption charge	(2,300)	(10,903)	8,603	78.9%
Undistributed income allocated to unvested restricted stock compensation	—	(218)	218	100.0%
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(8,130)	$17,500	$(25,630)	(146.5)%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 29 hotel Comparable Portfolio, which includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	77.7%	$174.91	$135.91	73.7%	$169.43	$124.87	400	bps	3.2%	8.8%
Comparable Portfolio adjusted for change in Marriott calendar (1)	77.7%	$174.91	$135.91	73.7%	$169.83	$125.16	400	bps	3.0%	8.6%

(1)In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis. Since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012. The Comparable Portfolio adjusted for the change in the Marriott calendar includes the Comparable Portfolio adjusted for the effects of removing the three additional days from the operating statistics for our ten Marriott-managed hotels.

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

•

Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, and departmental closing costs, including severance, because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income (loss)	$(3,496)	$28,926
Operations held for investment:
Depreciation and amortization	37,615	34,016
Amortization of lease intangibles	1,028	1,028
Interest expense	18,283	17,414
Income tax provision	224	6,157
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(2,226)	(297)
Depreciation and amortization	(821)	(1,435)
Interest expense	(567)	(577)
Discontinued operations:
Interest expense	—	99
EBITDA	50,040	85,331
Operations held for investment:
Amortization of deferred stock compensation	1,372	1,075
Amortization of favorable and unfavorable contracts, net	46	114
Non-cash straightline lease expense	512	693
Capital lease obligation interest — cash ground rent	(351)	(351)
Gain on sale of assets	(6)	—
Loss on extinguishment of debt	—	44
Closing costs — completed acquisitions	56	147
Prior year property tax adjustments, net	(2,878)	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Prior year property tax adjustments, net	696	—
Discontinued operations:
Gain on sale of assets	—	(51,620)
Loss on extinguishment of debt	—	3,115
	(666)	(46,896)
Adjusted EBITDA	$49,374	$38,435

Adjusted EBITDA was $49.4 million for the three months ended March 31, 2014 as compared to $38.4 million for the same period in 2013. Adjusted EBITDA increased $10.9 million in 2014 as compared to 2013, in part due to additional earnings generated by the three hotels we acquired in 2013 (the Hilton New Orleans St. Charles acquired in May 2013, the Boston Park Plaza acquired in July 2013, and the Hyatt Regency San Francisco acquired in December 2013, together the “three recently acquired hotels”), combined with an increase in earnings at four of our hotels which were undergoing major room renovations during the first quarter 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These increases were partially offset by a decrease in earnings at three of our hotels which were undergoing major room renovations during the first quarter of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Hyatt Regency San Francisco; and the Renaissance Long Beach.

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

•

Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, departmental closing costs, including severance, and income tax provisions associated with the application of net operating loss carryforwards because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to FFO and Adjusted FFO for our hotel portfolio for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income (loss)	$(3,496)	$28,926
Preferred stock dividends and redemption charge	(2,300)	(10,903)
Operations held for investment:
Real estate depreciation and amortization	37,226	33,672
Amortization of lease intangibles	1,028	1,028
Gain on sale of assets	(6)	—
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(2,226)	(297)
Real estate depreciation and amortization	(821)	(1,435)
Discontinued operations:
Gain on sale of assets	—	(51,620)
FFO	29,405	(629)
Operations held for investment:
Amortization of favorable and unfavorable contracts, net	46	114
Non-cash straightline lease expense	512	693
Non-cash interest related to gain on derivatives, net	(109)	(157)
Loss on extinguishment of debt	—	44
Closing costs — completed acquisitions	56	147
Prior year property tax adjustments, net	(2,878)	—
Income tax provision related to prior years	—	6,157
Preferred stock redemption charge	—	4,641
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Prior year property tax adjustments, net	696	—
Discontinued operations:
Loss on extinguishment of debt	—	3,115
	(1,790)	14,641
Adjusted FFO	$27,615	$14,012

Adjusted FFO was $27.6 million for the three months ended March 31, 2014 as compared to $14.0 million for the same period in 2013. Adjusted FFO increased $13.6 million in 2014 as compared to 2013, in part due to additional earnings generated by the three recently acquired hotels, combined with an increase in earnings at four of our hotels which were undergoing major room renovations during the first quarter 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. In addition, Adjusted FFO increased during the first quarter 2014 as compared to the same period in 2013 due to a decrease in preferred stock dividends and redemption charge. These increases were partially offset by a decrease in earnings at three of our hotels which were undergoing major room renovations during the first quarter of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Hyatt Regency San Francisco; and the Renaissance Long Beach.

Room revenue. Room revenue increased $35.5 million, or 26.8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The three recently acquired hotels contributed additional room revenue of $24.8 million during the three months ended March 31, 2014. Room revenue at the Hyatt Regency San Francisco was negatively impacted during the first quarter of 2014 by a major room renovation, which caused 4,425 room nights to be out of service, displacing approximately $1.4 million in room revenue based on the hotel achieving a potential 75.9% occupancy rate and RevPAR of $199.14 without the renovation.

Room revenue generated by the 26 hotels we owned prior to January 1, 2013 (our “existing portfolio”) increased $12.3 million during the first quarter of 2014 as compared to the first quarter of 2013 due to increases in both occupancy ($7.9 million) and ADR ($4.4 million). The increases in occupancy and ADR were driven by an additional 21,847 group room nights, combined with an additional 24,842 transient room nights. Room revenue in our existing portfolio was negatively impacted during the first quarter of 2014 by major room renovations at two hotels in our existing portfolio (the “two 2014 renovation hotels”): the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Long Beach. These major room renovations caused a total of 5,141 room nights to be out of service during the first quarter of 2014, displacing approximately $0.5 million in room revenue based on the hotels achieving a combined potential 69.5% occupancy rate and RevPAR of $90.00 without the renovations. This first quarter 2014 displacement compares to our first quarter 2013 displacement caused by major room renovations at four hotels in our existing portfolio (the “four 2013 renovation hotels”): the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency

Newport Beach; and the Renaissance Westchester. These first quarter 2013 major room renovations caused a total of 27,470 room nights to be out of service during the first quarter of 2013, displacing approximately $5.3 million in room revenue based on the hotels achieving a combined potential 74.0% occupancy rate and RevPAR of $128.44 without the renovations.

Partially offsetting the increase in our existing portfolio’s room revenue during the first quarter of 2014 as compared to the same period in 2013, room revenue decreased as a result of a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), who manage 10 of our 29 hotels. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar. However, due to the timing of Marriott’s fiscal 2012 year-end of December 28, 2012, Marriott’s fiscal 2013 includes three additional days, December 29, 2012 through December 31, 2012. These three additional days in fiscal 2013 generated approximately $1.6 million more in room revenue for the Marriott-managed hotels during the first quarter of 2013 as compared to the first quarter of 2014.

Food and beverage revenue. Food and beverage revenue increased $10.3 million, or 20.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our three recently acquired hotels contributed an additional $5.9 million to food and beverage revenue during the first quarter of 2014. Food and beverage revenue in our existing portfolio increased $5.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to increased banquet and outlet revenue at the majority of our hotels due to the increases in occupancy and group room nights. In addition, food and beverage revenue increased in our existing portfolio during the three months ended March 31, 2014 as the negative impact from the two 2014 renovation hotels during the first quarter 2014 was much less than the negative impact from the four 2013 renovation hotels during the first quarter 2013. These increases in food and beverage revenue during the first quarter of 2014 as compared to the same period in 2013 were partially offset by Marriott’s additional three days in the first quarter 2013, which generated approximately $0.6 million in food and beverage revenue for the Marriott-managed hotels during the first quarter of 2013 as compared to the first quarter of 2014.

Other operating revenue. Other operating revenue increased $2.8 million, or 21.9%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our three recently acquired hotels contributed an additional $2.0 million to other operating revenue during the first quarter of 2014. In addition, BuyEfficient’s revenue increased $0.1 million during the first quarter of 2014 as compared to the same period in 2013 due to increased transaction fees. Other operating revenue in our existing portfolio increased $0.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to our charging resort fees beginning in 2014 at two of our existing hotels, which generated $0.5 million during the first quarter of 2014. In addition, other operating revenue grew in our existing portfolio as increased parking revenue and third-party lease revenue was only partially offset by decreased cancellation and attrition revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $28.5 million, or 22.4%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The three recently acquired hotels contributed an additional $26.1 million to hotel operating expenses during the first quarter of 2014. Hotel operating expenses in our existing portfolio increased $2.4 million during the three months ended March 31, 2014 as compared to the same period in 2013. This increase in hotel operating expenses is primarily related to the corresponding increased room, and food and beverage revenue. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2014 as compared to the same period in 2013 due to increases in utility expense caused by the extremely cold winter in the Midwest and East. These increases in hotel operating expenses in our existing portfolio were partially offset by decreases during the first quarter of 2014 as compared to the same period in 2013 caused by a decrease in property taxes due to appeal refunds and lower property tax assessments received at several of our hotels, combined with the additional three days of expense for the Marriott-managed hotels’ during the first quarter of 2013 as compared to the same period in 2014.

Property general and administrative expense. Property general and administrative expense increased $5.3 million, or 22.5%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The three recently acquired hotels contributed an additional $4.0 million to property general and administrative expense during the first quarter of 2014. Property general and administrative expense in our existing portfolio increased $1.4 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to increased management fees, credit and collection expenses, contract and professional fees, supplies and employee recruitment, relocation and training due to the increase in revenue, partially offset by decreased payroll and related expenses, security and travel expenses. In addition, property general and administrative expenses in our existing portfolio decreased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the Marriott-managed hotels’ three additional days in the first quarter of 2013 as compared to the same period in 2014. BuyEfficient’s property general and administrative expense decreased $0.1 million during the first quarter of 2014 as compared to the same period in 2013 due to decreased payroll and related expenses, including deferred stock compensation expense, as well as decreased contract and professional fees.

Corporate overhead expense. Corporate overhead expense increased $0.4 million, or 6.3%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to increased payroll and related expenses ($0.2 million) and deferred stock compensation expense ($0.3 million), partially offset by decreased entity-level state franchise and minimum taxes ($0.1 million).

Depreciation and amortization expense. Depreciation and amortization expense increased $3.6 million, or 10.6%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The three recently acquired hotels contributed an additional $6.1 million to depreciation and amortization during the first quarter of 2014. Depreciation and amortization expense in our existing portfolio decreased $2.5 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans, the Hilton San Diego Bayfront and the Hilton Garden Inn Chicago Downtown/Magnificent Mile that were fully amortized as of February 2013, April 2013 and December 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Interest and other income. Interest and other income totaled $0.7 million for the three months ended March 31, 2014, and $0.6 million for the three months ended March 31, 2013. In the first quarter of 2014, we recognized $0.7 million in interest income on the Preferred Equity Investment, and nominal other miscellaneous income. In the first quarter of 2013, we recognized $0.5 million in interest income on the Preferred Equity Investment, and $0.1 in other miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest expense on debt and capital lease obligations	$17,656	$16,810
Gain on derivatives, net	(109)	(157)
Accretion of Senior Notes	—	3
Amortization of deferred financing fees	736	758
	$18,283	$17,414

Interest expense increased $0.9 million, or 5.0%, during the three months ended March 31, 2014 as compared to the same period during 2013 primarily due to increased interest expense on our debt and capital lease obligations resulting from our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013. This increase in interest expense on our debt and capital lease obligations during the first quarter of 2014 as compared to the same period in 2013 was partially offset by decreased interest on our other debt obligations due to lower balances as a result of amortization, as well as to decreased variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.9% at both March 31, 2014 and 2013. Approximately 70.7% and 68.2% of our outstanding notes payable included in our continuing operations had fixed interest rates at March 31, 2014 and 2013, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $44,000 for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes.

Income tax provision. Income tax provision totaled $0.2 million and $6.2 million for the three months ended March 31, 2014 and 2013, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and operating partnership may also be subject to various state and local income taxes. During the first quarter of 2014, we recognized combined federal and state income tax expense of $0.2 million based on 2014 projected taxable income net of operating loss carryforwards for our taxable entities. During the first quarter of 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all Code requirements, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during the first quarter of 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS.

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

Properties:	Rooms:	Disposition Date:
2014:
None
2013:
Kahler Grand, Minnesota	660	January 25, 2013
Kahler Inn & Suites, Minnesota	271	January 25, 2013
Marriott Rochester, Minnesota	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota	89	January 25, 2013
Textile Care Services Rochester, Minnesota	—	January 25, 2013
Total rooms	1,222

Income from discontinued operations for the three months ended March 31, 2013 includes activity for the four hotels and one commercial laundry facility sold in 2013. Income from discontinued operations is as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating revenues	$—	$3,690
Operating expenses	—	(3,686)
Interest expense	—	(99)
Loss on extinguishment of debt	—	(3,115)
Gain on sale of assets	—	51,620
	$—	$48,410

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $2.2 million for the three months ended March 31, 2014, and $0.3 million for the three months ended March 31, 2013. Consistent with the Presentation Topic of the FASB ASC, our net income (loss) for the three months ended March 31, 2014 and 2013 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 for both the three months ended March 31, 2014 and 2013. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 for both the three months ended March 31, 2014 and 2013.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards totaled $0.1 million for the three months ended March 31, 2014, and zero for the three months ended March 31, 2013.

Preferred stock dividends and redemption charge. Preferred stock dividends and redemption charge decreased $8.6 million, or 78.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Pursuant to our strategy of gradually reducing our leverage, during 2013 we redeemed all 7,050,000 shares of our Series A preferred stock and all 4,102,564 shares of our Series C preferred stock in March and May, respectively. As such, our total Series A and Series C preferred stock dividends decreased $4.0 million in the first quarter 2014 as compared to the same period in 2013. In conjunction with the redemption of our Series A preferred stock, we recognized a $4.6 million redemption charge during the first quarter of 2013 related to the original issuance cost of these shares, which was previously included in additional paid in capital.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of zero and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, were allocated to the participating securities.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Hotels acquired during the early stages of past cyclical recoveries have benefited from multi-year increases in profitability. Accordingly, we selectively acquired three hotels during 2013: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. In connection with this strategy, in January 2013 we sold the Rochester Hotels, along with a commercial laundry facility.

Renovations. We invested $33.3 million and $37.1 million in capital improvements to our hotel portfolio during the three months ended March 31 2014 and 2013, respectively. Consistent with our cycle-appropriate strategy, during the first quarter of 2014, we continued to undertake both major renovations and ordinary course rooms and public space renovations, most significantly at the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach. During the first quarter of 2013, four of our hotels were undergoing major room renovations: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, proceeds from our credit facility and proceeds from our common stock offerings. Our primary uses of cash were for acquisitions of hotel properties, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, repurchases of our preferred stock, dividends on our preferred and common stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $39.3 million for the three months ended March 31, 2014 as compared to $13.4 million for the three months ended March 31, 2013. This increase was primarily due to additional cash generated by the three hotels we acquired in 2013 (the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco), combined by an increase in cash generated by four of our hotels which were undergoing major room renovations during the first quarter 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. This increase in cash provided by operating activities was partially offset by decreased cash generated by three of our hotels which were undergoing major room renovations during the first quarter of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Hyatt Regency San Francisco; and the Renaissance Long Beach.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2014 as compared to net cash provided during the first three months of 2013 was as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Proceeds from sales of hotel properties and other assets	$7	$195,616
Cash proceeds held by accommodator	—	(139,434)
Restricted cash — replacement reserve	390	9,167
Acquisition deposits	—	(6,000)
Renovations and additions to hotel properties	(33,346)	(37,149)
Net cash (used in) provided by investing activities	$(32,949)	$22,200

Net cash used in investing activities was $32.9 million during the first three months of 2014 as compared to net cash provided of $22.2 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we paid $33.3 million for renovations and additions to our portfolio. This cash outflow was slightly offset by $7,000 received from the sale of surplus FF&E, and by $0.4 million received from a reduction in our restricted cash replacement reserve accounts.

During the three months ended March 31, 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio, of which $6.0 million was used to pay refundable deposits towards two hotel acquisitions, including $1.0 million for the Hilton New Orleans St. Charles and $5.0 million for the Boston Park Plaza, leaving $139.4 million held by an accommodator in order to facilitate tax-deferred exchanges. During the first quarter of 2013, we also decreased our restricted cash in replacement reserve accounts by $9.2 million, and paid $37.1 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock and our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities was $15.9 million for the three months ended March 31, 2014 as compared to net cash provided of $15.5 million for the three months ended March 31, 2013. Net cash used in financing activities during the three months ended March 31, 2014 consisted of $11.4 million in dividends paid to our preferred and common stockholders, $5.7 million of principal payments on our notes payable, and $8,000 in distributions to the non-controlling interests in our hotels. These cash outflows were partially offset by $1.2 million in net proceeds received from our issuance of common stock.

Net cash provided by financing activities during the three months ended March 31, 2013 consisted of $294.9 million in net proceeds received from our issuance of common stock and $30.0 million in proceeds received from our credit facility. These cash inflows were partially offset by the following cash outflows: $176.3 million paid to redeem all of our Series A preferred stock; $119.8 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $30.0 million to repay a draw on our credit facility and $4.7 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $9.8 million in preferred dividends to our stockholders; and $0.5 million in distributions to the non-controlling interests in our hotels.

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, and dividends on our preferred and common stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity, and continued balance sheet strength. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while maintaining our low leverage. Consistent with this strategy, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, and we used a portion of the proceeds we received from our November 2013 common stock offering to fund our acquisition of the Hyatt Regency San Francisco in December 2013. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Agreements we entered into in February 2014 with the Managers. Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During the three months ended March 31, 2014, we received $1.2 million in net proceeds from the issuance of 99,460 shares of our common stock in connection with the Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. As of March 31, 2014, we had $1.4 billion of consolidated debt, $177.5 million of cash and cash equivalents, including restricted cash, and total assets of $3.5 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2014, all of our outstanding debt had fixed interest rates, except the $230.6 million non-recourse mortgage on the Hilton San Diego Bayfront and the $178.9 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the 3-month LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

As of March 31, 2014, the weighted average term to maturity of our debt is approximately 4 years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. Including our variable-rate debt obligations based on the variable rates at March 31, 2014, the weighted average interest rate on our debt is 4.9%.

We may in the future seek to obtain mortgages on one or all of our 13 unencumbered hotels, all but four of which are currently held by subsidiaries whose interests are pledged to our credit facility at March 31, 2014: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Hyatt Regency San Francisco (not pledged to our credit facility), Marriott Quincy, Marriott Portland, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 13 hotels had an aggregate of 5,001 rooms as of March 31, 2014, and generated $73.9 million in revenue during the first quarter of 2014. Should we obtain secured financing on any or all of our 13 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of March 31, 2014, our unrestricted cash balance was $94.8 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we deployed a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013, and our redemptions of all issued and outstanding shares of the Series A and Series C preferred stock in March 2013 and May 2013, respectively), selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, during 2013 we reinstituted a cash quarterly dividend on our common shares. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of March 31, 2014 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,398,402	$24,008	$648,238	$471,038	$255,118
Interest obligations on notes payable (1)	238,580	67,199	104,198	45,395	21,788
Capital lease obligations	15,612	35	2	2	15,573
Interest obligations on capital leases	101,902	1,402	2,804	2,804	94,892
Operating lease obligations (2)	515,911	9,939	20,574	25,768	459,630
Construction commitments	49,480	49,480	—	—	—
Employment obligations	3,415	1,464	1,951	—	—
Total	$2,323,302	$153,527	$777,767	$545,007	$847,001

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2014 and includes the effect of our interest rate derivative agreements.
(2)	Operating lease obligations reflect our intent to purchase the land underlying the Fairmont Newport Beach during the second quarter of 2014.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $33.3 million in our portfolio during the first three months of 2014. As of March 31, 2014, we have contractual construction commitments totaling $49.5 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2014, $45.5 million was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City). Quarterly revenue also may be adversely affected by renovations, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. The Comparable Portfolio’s first quarter and full year 2013 revenue was also impacted by the 13-fiscal period accounting calendar used by Marriott. In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis. Since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012. Revenues for our 29 hotel Comparable Portfolio by quarter for 2013 and 2014 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2013 Comparable Portfolio (1)	$226,438	$279,705	$271,214	$259,226	$1,036,583
2013 Revenues as a percentage of total	21.8%	27.0%	26.2%	25.0%	100.0%

2014 Comparable Portfolio (1)	$241,862

(1)Includes all 29 hotel properties in which we have interests as of March 31, 2014. Also includes prior ownership results during 2013 for the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco before our acquisitions of the hotels.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed in our purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU No. 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (1) a major line of business, (2) a major geographical area (3) a major equity method investment, or (4) other major parts of an entity. ASU No. 2014-08 expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU No. 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Our early adoption of ASU No. 2014-08 in the first quarter of 2014 did not have any effect on our financial statements as we had no disposals (or classifications as held for sale) during the first quarter of 2014. In the future, when we have disposals (or classifications as held for sale), we will be required to determine whether such disposal meets the discontinued operations requirements under ASU No. 2014-08. Additional disclosures may be required.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2014, 70.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future cash flows by approximately $4.1 million based on the variable rates at March 31, 2014. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.5 million, after adjusting for the non-controlling interest in the Hilton San Diego Bayfront based on the variable rates at March 31, 2014. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

Item 4.Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—		—	—
February 1, 2014 — February 28, 2014	245,350	(1)	$13.40	—
March 1, 2014 — March 31, 2014	—			—	$100,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of March 31, 2014, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

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

3.4	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A, filed by the Company on April 6, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 7, 2014	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)