Form 10-Q
period 2014-09-30
Sunstone Hotel Investors, Inc.
filed 2014-11-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

                                               205,396,771 shares of Common Stock, $0.01 par value, as of November 3, 2014

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,427	$104,363
Restricted cash	93,124	89,306
Accounts receivable, net	48,149	29,941
Inventories	1,339	1,464
Prepaid expenses	12,471	12,612
Total current assets	290,510	237,686
Investment in hotel properties, net	3,546,528	3,231,382
Deferred financing fees, net	7,900	9,219
Goodwill	9,405	9,405
Other assets, net	14,987	21,106
Total assets	$3,869,330	$3,508,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,491	$25,116
Accrued payroll and employee benefits	30,867	29,933
Dividends payable	12,570	11,443
Other current liabilities	43,755	30,288
Current portion of notes payable	159,696	23,289
Total current liabilities	279,379	120,069
Notes payable, less current portion	1,226,796	1,380,786
Capital lease obligations, less current portion	15,576	15,586
Other liabilities	34,934	39,958
Total liabilities	1,556,685	1,556,399
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 203,513,475 shares issued and outstanding at September 30, 2014 and 180,858,699 shares issued and outstanding at December 31, 2013	2,035	1,809
Additional paid in capital	2,397,196	2,068,721
Retained earnings	292,366	224,364
Cumulative dividends	(547,851)	(511,444)
Total stockholders’ equity	2,258,746	1,898,450
Non-controlling interest in consolidated joint ventures	53,899	53,949
Total equity	2,312,645	1,952,399
Total liabilities and equity	$3,869,330	$3,508,798

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES
Room	$223,877	181,708	606,944	482,591
Food and beverage	64,273	53,080	192,917	155,550
Other operating	19,633	15,582	52,257	41,788
Total revenues	307,783	250,370	852,118	679,929
OPERATING EXPENSES
Room	57,492	46,347	159,829	124,338
Food and beverage	45,649	37,913	133,666	108,067
Other operating	5,475	4,284	15,476	12,413
Advertising and promotion	14,114	12,261	40,740	34,766
Repairs and maintenance	12,053	9,394	33,640	26,043
Utilities	9,511	7,895	25,588	20,207
Franchise costs	10,022	8,770	28,360	24,019
Property tax, ground lease and insurance	22,550	20,435	63,015	58,200
Property general and administrative	32,908	27,067	93,793	75,961
Corporate overhead	7,177	6,586	21,410	20,116
Depreciation and amortization	40,000	35,050	115,588	101,241
Total operating expenses	256,951	216,002	731,105	605,371
Operating income	50,832	34,368	121,013	74,558
Interest and other income	981	727	2,588	2,078
Interest expense	(18,052)	(18,854)	(54,666)	(53,540)
Loss on extinguishment of debt	(531)	—	(531)	(44)
Income before income taxes and discontinued operations	33,230	16,241	68,404	23,052
Income tax benefit (provision)	413	(424)	79	(6,710)
Income from continuing operations	33,643	15,817	68,483	16,342
Income from discontinued operations	—	—	5,199	48,410
NET INCOME	33,643	15,817	73,682	64,752
Income from consolidated joint venture attributable to non-controlling interest	(1,795)	(1,768)	(5,680)	(3,291)
Distributions to non-controlling interest	(8)	(8)	(24)	(24)
Dividends paid on unvested restricted stock compensation	(94)	(101)	(291)	(101)
Preferred stock dividends and redemption charges	(2,300)	(2,300)	(6,900)	(16,713)
Undistributed income allocated to unvested restricted stock compensation	(119)	(30)	(213)	(295)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29,327	$11,610	$60,574	$44,328
COMPREHENSIVE INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29,327	$11,610	$60,574	$44,328
Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.14	$0.07	$0.29	$(0.02)
Income from discontinued operations	—	—	0.03	0.30
Basic and diluted income available to common stockholders per common share	$0.14	$0.07	$0.32	$0.28
Basic and diluted weighted average common shares outstanding	202,800	160,856	188,901	157,628

Dividends declared per common share	$0.05	$0.05	$0.15	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

								Non-Controlling
								Interest in
	Preferred Stock		Common Stock		Additional			Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Joint Ventures	Total
Balance at December 31, 2013	4,600,000	$115,000	180,858,699	$1,809	$2,068,721	$224,364	$(511,444)	$53,949	$1,952,399
Net proceeds from sale of common stock (unaudited)	—	—	18,099,460	181	263,463	—	—	—	263,644
Issuance of common stock in connection with hotel acquisition, net (unaudited)	—	—	4,034,970	40	59,894	—	—	—	59,934
Vesting of restricted common stock (unaudited)	—	—	520,346	5	5,118	—	—	—	5,123
Distributions to non-controlling interests (unaudited)	—	—	—	—	—	—	—	(5,730)	(5,730)
Common stock dividends and dividends payable at $0.15 per share year to date (unaudited)	—	—	—	—	—	—	(29,507)	—	(29,507)
Series D preferred dividends and dividends payable at $1.50 per share year to date (unaudited)	—	—	—	—	—	—	(6,900)	—	(6,900)
Net income (unaudited)	—	—	—	—	—	68,002	—	5,680	73,682
Balance at September 30, 2014 (unaudited)	4,600,000	$115,000	203,513,475	$2,035	$2,397,196	$292,366	$(547,851)	$53,899	$2,312,645

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,682	$64,752
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	216	252
Gain on sales of assets	(5,281)	(51,625)
Loss on extinguishment of debt	531	3,159
Gain on derivatives, net	(395)	(429)
Depreciation	113,297	96,345
Amortization of franchise fees and other intangibles	5,507	8,255
Amortization of deferred financing fees	2,145	2,221
Amortization of loan discounts	—	3
Amortization of deferred stock compensation	4,769	3,578
Changes in operating assets and liabilities:
Restricted cash	(803)	(11,679)
Accounts receivable	(15,302)	(9,500)
Inventories	200	1,700
Prepaid expenses and other assets	5,441	4,285
Accounts payable and other liabilities	15,475	16,084
Accrued payroll and employee benefits	792	(2,920)
Discontinued operations	—	432
Net cash provided by operating activities	200,274	124,913
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	99	195,621
Restricted cash — replacement reserve	(3,015)	6,430
Acquisitions of hotel properties and other assets	(276,558)	(188,019)
Renovations and additions to hotel properties	(93,364)	(91,652)
Payment for interest rate derivative	—	(12)
Net cash used in investing activities	(372,838)	(77,632)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	—	(276,250)
Proceeds from common stock offerings	264,192	295,251
Payment of common stock offering costs	(614)	(376)
Proceeds from credit facility	23,250	35,750
Payments on notes payable and credit facility	(40,833)	(135,245)
Payments for costs related to extinguishment of notes payable	(25)	(3,108)
Payments of deferred financing costs	(1,332)	(243)
Dividends paid	(35,280)	(17,080)
Distributions to non-controlling interests	(5,730)	(2,972)
Net cash provided by (used in) financing activities	203,628	(104,273)
Net increase (decrease) in cash and cash equivalents	31,064	(56,992)
Cash and cash equivalents, beginning of period	104,363	157,217
Cash and cash equivalents, end of period	$135,427	$100,225
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$51,654	$52,498
Cash paid for income taxes net of refunds	$166	$5,396
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties	$8,863	$5,432
Amortization of deferred stock compensation — construction activities	$354	$293
NONCASH FINANCING ACTIVITY
Issuance of common stock in connection with acquisition of hotel property	$60,000	$—
Assumption of debt in connection with acquisition of hotel property	$—	$119,190
Dividends payable	$12,570	$10,444

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2014, the Company had interests in 30 hotels (the “30 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	4
Davidson Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Crestline Hotels & Resorts	1
Dimension Development Company	1
Fairmont Hotels & Resorts (U.S.)	1

Total hotels held for investment	30

In addition, as of September 30, 2014, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013.

Non-controlling interests at both September 30, 2014 and December 31, 2013 represent the outside equity interests in various consolidated affiliates of the Company.

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

Fair Value of Financial Instruments

As of September 30, 2014 and December 31, 2013, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, at September 30, 2014 and December 31, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. The Company has valued the derivative interest rate cap agreements using Level 2 measurements as an asset of $2,000 and $16,000 as of September 30, 2014 and December 31, 2013, respectively. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets. The Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $0.7 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively. The interest rate swap agreement is included in other liabilities on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either the three or nine months ended September 30, 2014 and 2013.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during either the three or nine months ended September 30, 2014 and 2013.

As of both September 30, 2014 and December 31, 2013, 70.7% of the Company’s outstanding debt had fixed interest rates, including the effect of an interest rate swap agreement. The Company’s carrying value of its debt totaled $1.4 billion as of both September 30, 2014 and December 31, 2013. Using Level 3 measurements, including the Company’s weighted average cost of debt of 5.0%, the Company estimates that the fair market value of its debt totaled $1.4 billion as of both September 30, 2014 and December 31, 2013.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2014 (unaudited):
Interest rate cap derivative agreements	$2	$—	$2	$—
Life insurance policy (1)	1,201	—	1,201	—
Total assets at September 30, 2014	$1,203	$—	$1,203	$—
December 31, 2013:
Interest rate cap derivative agreements	$16	$—	$16	$—
Life insurance policy (1)	1,385	—	1,385	—
Total assets at December 31, 2013	$1,401	$—	$1,401	$—

(1)

Includes the split life insurance policy for one of the Company’s former associates, which the Company values using Level 2 measurements. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to the former associate from the related retirement benefit agreement included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2014 (unaudited):
Interest rate swap derivative agreement	$657	$—	$657	$—
Retirement benefit agreement (1)	1,201	—	1,201	—
Total liabilities at September 30, 2014	$1,858	$—	$1,858	$—
December 31, 2013:
Interest rate swap derivative agreement	$1,066	$—	$1,066	$—
Retirement benefit agreement (1)	1,385	—	1,385	—
Total liabilities at December 31, 2013	$2,451	$—	$2,451	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $0.8 million through September 30, 2014, which was reimbursed to the Company using funds from the related split life insurance policy. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both September 30, 2014 and December 31, 2013.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013 and the first nine months of 2014, the Company used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. Should the sale of a hotel or other asset represent a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both September 30, 2014 and December 31, 2013, the Company had no hotels or other assets held for sale.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments, and are amortized to interest expense over the terms of the related debt or commitment. If a loan is refinanced or repaid before its maturity, any unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

In August 2014, the Company amended the mortgage secured by the Hilton San Diego Bayfront (see Note 7). In conjunction with the amendment, the Company paid additional deferred financing fees of $1.3 million, which are amortized over the remaining term of the modified loan, and wrote off $0.5 million of deferred financing fees, which are included in the Company’s results of operations as loss on extinguishment of debt.

During the three and nine months ended September 30, 2013, the Company paid deferred financing fees of $0.2 million related to the assumption of a mortgage in connection with the acquisition of the Boston Park Plaza and the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage.

Total amortization of deferred financing fees for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations:
Amortization of deferred financing fees	$673	$736	$2,145	$2,219
Discontinued operations:
Amortization of deferred financing fees	—	—	—	2
Total amortization of deferred financing fees	$673	$736	$2,145	$2,221

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For both the three months ended September 30, 2014 and 2013, distributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities. For the nine months ended September 30, 2014 and 2013, distributed earnings representing nonforfeitable dividends of $0.3 million and $0.1 million, respectively, were allocated to the participating securities. Undistributed earnings representing nonforfeitable dividends of $0.1 million and $30,000, respectively, were allocated to the participating securities for the three months ended September 30, 2014 and 2013. Undistributed earnings representing nonforfeitable dividends of $0.2 million and $0.3 million, respectively, were allocated to the participating securities for the nine months ended September 30, 2014 and 2013.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$33,643	$15,817	$73,682	$64,752
Income from consolidated joint venture attributable to non-controlling interest	(1,795)	(1,768)	(5,680)	(3,291)
Distributions to non-controlling interest	(8)	(8)	(24)	(24)
Dividends paid on unvested restricted stock compensation	(94)	(101)	(291)	(101)
Preferred stock dividends and redemption charges	(2,300)	(2,300)	(6,900)	(16,713)
Undistributed income allocated to unvested restricted stock compensation	(119)	(30)	(213)	(295)

Numerator for basic and diluted earnings available to common stockholders	$29,327	$11,610	$60,574	$44,328
Denominator:
Weighted average basic and diluted common shares outstanding	202,800	160,856	188,901	157,628
Basic and diluted earnings available to common stockholders per common share	$0.14	$0.07	$0.32	$0.28

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2014 and 2013, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, shares of the Company’s Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) issuable upon conversion were excluded from the above calculation of earnings per share for the nine months ended September 30, 2013, as their inclusion would have been anti-dilutive.

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

At both September 30, 2014 and December 31, 2013, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the partnerships that own the Hilton San Diego Bayfront (the “Hilton San Diego Bayfront Partnership”). In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees totaled $8,000 and $24,000 during both the three and nine months ended September 30, 2014 and 2013. These preferred dividends are represented as distributions to non-controlling interests on the Company’s consolidated statements of operations and comprehensive income.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Land	$570,011	$439,304
Buildings and improvements	3,216,923	2,977,458
Furniture, fixtures and equipment	447,712	414,192
Intangibles	176,797	171,889
Franchise fees	1,167	1,346
Construction in process	58,775	34,643
	4,471,385	4,038,832
Accumulated depreciation and amortization	(924,857)	(807,450)
	$3,546,528	$3,231,382

In June 2014, the Company acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of its common stock in connection with its Equity Distribution Agreements, combined with cash on hand. Prior to the Company’s acquisition, the land was leased to the Company by a third party.

In July 2014, the Company purchased the 544-room Marriott Wailea for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of the Company’s common stock issued directly to the seller (the “Wailea stock consideration”). The acquisition was funded with proceeds received from the Company’s June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of the Company’s common stock valued at $60.0 million. The Wailea stock consideration was determined by dividing $60.0 million by $14.87,  which was the NYSE closing price of the Company’s common stock on June 19, 2014, the date the Marriott Wailea purchase and sale agreement was executed. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wailea stock consideration. On July 17, 2014, the Company filed a prospectus supplement with the SEC, which registered the shares comprising the Wailea stock consideration for resale in accordance with the registration rights agreement. Based on the $14.87 closing price of the Company’s common stock on the NYSE on July 17, 2014, the date the acquisition closed, the total purchase price of the Marriott Wailea for accounting purposes was also $325.6 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition related costs of $0.4 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Marriott Wailea have been included in the Company’s statements of operations and comprehensive income from the acquisition date of July 17, 2014 through the third quarter ended September 30, 2014.

Subsequent to the Company’s acquisition of the hotel, three rooms were temporarily taken out of service, leaving 541 rooms available for sale.

The fair values of the assets acquired and liabilities assumed at the Marriott Wailea’s acquisition date were allocated based on an independent third-party analysis. The following table summarizes the fair values of assets acquired, liabilities assumed and equity issued in this acquisition (in thousands):

Assets:
Investment in hotel properties	$327,035
Accounts receivable	3,122
Inventory	75
Prepaid expenses	238
Other assets	150
Total assets acquired	330,620

Liabilities:
Accounts payable	3,534
Accrued payroll and employee benefits	142
Other current liabilities	1,371
Other liabilities	15
Total liabilities assumed	5,062

Total equity issued directly to seller	60,000

Total cash paid for acquisition	$265,558

Investment in hotel properties was allocated to land ($119.7 million), buildings and improvements ($194.2 million), furniture, fixtures and equipment ($8.2 million), and intangibles ($4.9 million) related to advanced bookings and above/(below) market lease agreements. Details of the intangibles acquired are as follows (in thousands):

	Value at
	Acquisition	Expected Life
	(unaudited)
Value at acquisition:
Advanced bookings	$4,207	48 months
Above/(Below) market lease agreements, net	15	18 to 102 months
In-place lease agreements	686	18 to 102 months
Total intangibles related to the 2014 acquisition	4,908
Accumulated amortization	(242)
Net book value of intangibles related to 2014 acquisition	$4,666

During the three and nine months ended September 30, 2014, the Company recorded amortization expense related to its Marriott Wailea intangibles as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(unaudited)	(unaudited)
Advanced bookings	$218	$218
Above/(Below) market lease agreements, net	(9)	(9)
In-place lease agreements	33	33
Total amortization expense on intangibles related to the 2014 acquisition	$242	$242

During the nine months ended September 30, 2014, the Company acquired one hotel, the Marriott Wailea, as well as the land underlying the Fairmont Newport Beach. The Company acquired three hotels in 2013: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; and the Hyatt Regency San Francisco in December 2013. Acquired properties are included in the Company’s results of operations and comprehensive income from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Marriott Wailea, the land underlying the Fairmont Newport Beach, the Hilton New Orleans St. Charles, the Boston Park Plaza, and the Hyatt Regency San Francisco had occurred on January 1, 2013. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$310,268	$286,641	$885,487	$825,753
Income available to common stockholders from continuing operations	$30,177	$16,610	$63,004	$13,030
Income per diluted share available to common stockholders from continuing operations	$0.15	$0.10	$0.33	$0.08

For both the three and nine months ended September 30, 2014, the Company has included $11.3 million of revenue and net income of $0.9 million in its consolidated statements of operations and comprehensive income related to the Company’s acquisition of the Marriott Wailea.

For the three and nine months ended September 30, 2013, the Company has included $22.3 million and $24.2 million, respectively, of revenue and $2.6 million and $3.0 million, respectively, of net income in its consolidated statements of operations and comprehensive income related to the Company’s 2013 acquisitions.

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both September 30, 2014 and December 31, 2013. During both the three months ended September 30, 2014 and 2013, the Company recognized $0.7 million in dividends on the Preferred Equity Investment. During the nine months ended September 30, 2014 and 2013, the Company recognized $2.1 million and $1.9 million, respectively, in dividends on the Preferred Equity Investment. All of the dividends earned on the Preferred Equity Investment are included in interest and other income on the Company’s consolidated statements of operations and comprehensive income. The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both September 30, 2014 and December 31, 2013.

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

In addition, at the time the Company sold the Rochester Portfolio, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the nine months ended September 30, 2014. The pension plan liability, totaling $7.0 million as of September 30, 2014 and $14.0 million as of December 31, 2013, is included in other liabilities on the Company’s consolidated balance sheets. The remaining $7.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency, the Company accrued $0.3 million when it sold the Rochester

Portfolio related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During the second quarter of 2014, the Company determined that its total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, the Company accrued an additional $1.8 million during the second quarter of 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the nine months ended September 30, 2014, bringing the total amount accrued for this contingency to $2.1 million. During the third quarter of 2014, the Company paid $1.3 million of the liability, reducing the accrued balance for this contingency to $0.8 million as of September 30, 2014. The Company expects to resolve this contingency in early 2015.

The following table sets forth the discontinued operations for the three and nine months ended September 30, 2014 and 2013 for the four hotels and the commercial laundry facility sold in 2013 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues	$—	$—	$—	$3,690
Operating expenses	—	—	—	(3,686)
Interest expense	—	—	—	(99)
Loss on extinguishment of debt	—	—	—	(3,115)
Gain on sale of assets, net	—	—	5,199	51,620
Income from discontinued operations	$—	$—	$5,199	$48,410

5. Interest Rate Derivative Agreements

At September 30, 2014 and December 31, 2013, the Company held two interest rate cap agreements and one interest rate swap agreement to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 225 basis points. The initial interest rate cap agreement, whose strike rate was 3.75%, matured in April 2013. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000, which extended the maturity date from April 2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million at both September 30, 2014 and December 31, 2013. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $178.0 million and $179.6 million at September 30, 2014 and December 31, 2013, respectively.

The interest rate swap agreement is on the JW Marriott New Orleans mortgage. The interest rate swap agreement caps the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date is in September 2015. The notional amount of the related debt totaled $39.1 million and $39.8 million at September 30, 2014 and December 31, 2013, respectively.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net gains of $0.2 million and $12,000 for the three months ended September 30, 2014 and 2013, respectively, which are reflected as decreases in interest expense for both the three months ended September 30, 2014 and 2013. For both the nine months ended September 30, 2014 and 2013, changes in the fair value of the Company’s interest rate derivative agreements resulted in net gains of $0.4 million, which are reflected as decreases in interest expense for both the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, the fair values of the interest rate cap agreements totaled an asset of $2,000 and $16,000, respectively. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of $0.7 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Company’s consolidated balance sheets.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Property and equipment, net	$2,234	$2,478
Land held for development	188	188
Intangibles, net	6,827	7,277
Interest rate cap derivative agreements	2	16
Cash trap receivables	—	4,443
Other receivables	2,414	3,942
Other	3,322	2,762
	$14,987	$21,106

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Cost basis	$11,426	$10,933
Accumulated depreciation	(9,192)	(8,455)
Property and equipment, net	$2,234	$2,478

The Company’s other assets, net as of September 30, 2014 and December 31, 2013, include BuyEfficient’s intangible assets totaling $6.8 million and $7.3 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $2.2 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively, and amortization expense totaled $0.1 million for both the three months ended September 30, 2014 and 2013, and $0.4 million for both the nine months ended September 30, 2014 and 2013.

As of December 31, 2013, $4.4 million of the Company’s cash remained trapped by the lender associated with the mortgage secured by the Hilton Del Mar, which the Company sold in 2012, and whose mortgage was assumed by the buyer. In February 2014, the lender released the cash, and the entire $4.4 million was returned to the Company.

The Company’s other assets, net include an income tax receivable of $0.3 million and zero as of September 30, 2014 and December 31, 2013, respectively. During the third quarter of 2014, the Company completed its tax reporting for 2013, resulting in the Company’s recognition of an income tax refund receivable of $0.3 million, as well as a prepaid tax expense of $0.3 million, for a combined income tax benefit of $0.6 million, which is included in income tax benefit (provision) on the Company’s consolidated statement of operations and comprehensive income.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.4% to 6.6%; maturing at dates ranging from May 2015 through May 2021. The notes are collateralized by first deeds of trust on 14 hotel properties at both September 30, 2014, and December 31, 2013.	$979,710	$993,164
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points as of September 30, 2014, and three-month LIBOR plus 325 basis points as of December 31, 2013; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	228,992	231,451
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	177,790	179,460
Total notes payable	1,386,492	1,404,075
Less: current portion	(159,696)	(23,289)
Notes payable, less current portion	$1,226,796	$1,380,786

In August 2014, the Company amended the mortgage secured by the Hilton San Diego Bayfront, which mortgage originally included the syndication of four lenders. In conjunction with the amendment and in accordance with the Debt Topic of the FASB ASC, the Company analyzed each of the four lenders to determine if their participation in the refinancing should be accounted for as a modification or as an extinguishment of their portion of the original loan. As a result of the Company’s assessments, three of the lenders’ participations were deemed to be modifications of the original loan, and the applicable amounts of unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In conjunction with the amendment, the Company paid additional deferred financing fees of $1.3 million to these three lenders, which is also amortized over the term of the refinanced debt. During the third quarter of 2014, the Company paid $0.1 million in loan fees to third parties related to the modifications, which were recorded in the Company’s results of operations as a component of interest expense. The portion of the loan related to the lender who chose not to participate in the refinancing was determined to be an extinguishment of the original loan, and as a result, $0.5 million of the unamortized balance of the applicable deferred financing fees were expensed during the third quarter of 2014, and recorded in the Company’s results of operations as loss on extinguishment of debt. In addition, the Company paid the lender $25,000 in costs associated with the extinguishment of debt, which is also included in the Company’s results of operations as loss on extinguishment of debt. The amended loan extends the loan’s maturity from April 2016 to August 2019, and reduces the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$17,540	$18,130	$52,916	$51,747
Gain on derivatives, net	(161)	(12)	(395)	(429)
Accretion of Senior Notes	—	—	—	3
Amortization of deferred financing fees	673	736	2,145	2,219
	$18,052	$18,854	$54,666	$53,540

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Property, sales and use taxes payable	$20,185	$14,482
Income tax payable	389	—
Accrued interest	4,086	3,078
Advance deposits	13,594	8,259
Management fees payable	1,489	1,077
Other	4,012	3,392
	$43,755	$30,288

The Company’s other current liabilities include income tax payable of $0.4 million and zero as of September 30, 2014 and December 31, 2013, respectively. The Company recognized combined federal and state income tax expense of $0.4 million during the first nine months of 2014 based on 2014 projected taxable income net of any remaining operating loss carryforwards for its taxable entities, which is included in the Company’s consolidated statement of operations and comprehensive income.

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Deferred gain on sale of asset	$7,000	$14,000
Interest rate swap derivative agreement	657	1,066
Accrued income tax	1,528	1,491
Deferred revenue	6,552	6,918
Deferred rent	14,370	12,270
Deferred incentive management fees	2,206	1,714
Other	2,621	2,499
	$34,934	$39,958

In conjunction with the Rochester Portfolio sale, the Company retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. Accordingly, the Company deferred $14.0 million of gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize $7.0 million of the deferred gain on sale of the Rochester Portfolio, which is included in discontinued operations for the nine months ended September 30, 2014. The remaining $7.0 million deferred gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

The Company’s other liabilities include accrued income tax of $1.5 million as of both September 30, 2014 and December 31, 2013. Based on the Company’s ongoing evaluations of its uncertain tax positions related to the years ended December 31, 2013 and 2012, the Company adjusted for an unrecognized tax benefit of $1.5 million during the first quarter of 2013, which is included in the Company’s consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2014, the Company accrued additional interest of $13,000 and $37,000, respectively, on its unrecognized tax benefit, which is included in the Company’s consolidated statements of operations and comprehensive income.

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During the nine months ended September 30, 2014, the Company received $1.2 million in net proceeds from the issuance of 99,460 shares of its common stock in connection with the Agreements.

In June 2014, the Company issued 18,000,000 shares of its common stock for net proceeds of approximately $262.5 million, which were used to acquire the Marriott Wailea in July 2014.

In July 2014, the Company issued 4,034,970 shares of its common stock valued at $60.0 million directly to the seller of the Marriott Wailea in connection with the Company’s acquisition of the hotel. The Company incurred offering costs of $0.1 million related to this transaction.

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

In November 2013, the Company issued 20,000,000 shares of its common stock for net proceeds of $270.9 million. The Company used the net proceeds from this offering to purchase the Hyatt Regency San Francisco in December 2013, and used the remaining proceeds for capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

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

The Company’s compensation expense and forfeitures related to these restricted shares and performance awards for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$2,178	$1,861	$6,885	$5,301

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting minimum statutory withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the nine months ended September 30, 2014 is as follows (in thousands):

Nine Months Ended
September 30, 2014
(unaudited)
Compensation expense, including forfeitures	$6,885
Net-settle adjustment	(2,116)
Amortization related to shares issued to design and construction employees	354
Vesting of restricted stock presented on statement of equity	$5,123

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the three and nine months ended September 30, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense, and corporate overhead expense	$8,474	$6,746	$23,455	$18,564
Discontinued operations	—	—	—	65
	$8,474	$6,746	$23,455	$18,629

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the three and nine months ended September 30, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property general and administrative expense	$1,143	$800	$3,101	$2,286

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

Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2014 and 2013 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — franchise costs	$10,022	$8,770	$28,360	$24,019
Discontinued operations	—	—	—	73
	$10,022	$8,770	$28,360	$24,092

Total license and franchise costs included royalties of $3.1 million and $3.0 million incurred by the Company during the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, total license and franchise costs included royalties of $8.7 million and $8.0 million, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At September 30, 2014, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2014 totaled $54.9 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(3,470)	(2,356)
	$55,433	$56,547

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2014 are as follows (in thousands):

2014	$1,423
2015	1,403
2016	1,403
2017	1,403
2018	1,403
Thereafter	109,765
Total minimum lease payments (1)	116,800
Less: Amount representing interest (2)	(101,203)
Present value of net minimum lease payments (3)	$15,597

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for the three and nine months ended September 30, 2014 and 2013.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheets as current obligations of $21,000 and $35,000 as of September 30, 2014 and December 31, 2013, respectively, and as long term obligations of $15.6 million as of both September 30, 2014 and December 31, 2013. The current obligations are included in accounts payable and accrued expenses, and the long-term obligations are included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2014 and 2013 was included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Continuing operations — property tax, ground lease and insurance	$4,507	$4,524	$13,474	$13,110

Prior to the Company’s June 2014 acquisition of the land underlying the Fairmont Newport Beach, the land was leased to the Company by a third party. The Company’s acquisition of the land reduced its ground lease expense by $0.3 million and $0.4 million during the three and nine months ended September 30, 2014, respectively.

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended September 30, 2014 and 2013, and $0.3 million for both the nine months ended September 30, 2014 and 2013, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2014, the Company’s 30 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3	3
Percentage of total rooms	31%	9%	8%	14%	13%
Percentage of total revenue for the nine months ended September 30, 2014	33%	12%	7%	14%	12%

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

At September 30, 2014, the Company had $0.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2014.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2014, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•

general economic and business conditions, including a U.S. recession or global economic slowdown, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground, building or air leases for nine of the 30 hotels held for investment as of September 30, 2014;

•	our ability to complete acquisitions and dispositions;

•	competition for the acquisition of hotels;

•	performance of hotels after they are acquired;

•	competition from hotels not owned by us;

•	the need for renovations, repositionings and other capital expenditures for our hotels;

•	the impact, including any delays, of renovations and repositionings on hotel operations;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

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

We own primarily upper upscale hotels in the United States. As of September 30, 2014, we had interests in 30 hotels, which are currently held for investment (the “30 hotels”). Of the 30 hotels, we classify 28 as upscale or upper upscale and two as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors. As of September 30, 2014, all but one (the Marriott Wailea) of our 30 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 30 hotel portfolio average 477 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy (we refer to these changes in demand as the lodging cycle), we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the cyclical lodging cycle, is to improve the quality and scale of our portfolio while maintaining the strength of our balance sheet. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next cyclical trough by opportunistically acquiring distressed assets or securities. Our strategic plan encompasses several elements, including proactive portfolio management, intensive asset management, disciplined external growth and continued balance sheet strength as detailed below:

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

•

Intensive Asset Management. Through all phases of the lodging cycle, our strategy emphasizes internal growth and value enhancements through intensive asset management, which entails working closely with our third-party hotel operators to develop and implement long-term strategic plans for each hotel designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. We also focus on improving the appeal and growth potential of our existing hotels through internally-managed hotel renovations, repositionings and other capital expenditure projects.

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

•

Continued Balance Sheet Strength. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity through the cyclical recovery phase, with liquidity levels maximized in advance of cyclical declines. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises or by retaining excess cash generated by our operations.

Since the end of 2009, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Hotels acquired during the earlier stages of past cyclical recoveries have benefited from multi-year increases in profitability. Accordingly, during the past four years, we selectively acquired interests in nine hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Marriott Wailea in July 2014. Based on our purchase prices, the combined asset value of these nine hotels totals $1.8 billion, or $329,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

In June 2014, we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million. Prior to our acquisition, the land was leased to us by a third party.

In July 2014, we purchased the 544-room Marriott Wailea for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of the Company’s common stock issued directly to the seller (the “Wailea stock consideration”). The acquisition was funded with proceeds received from our June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share). Subsequent to our acquisition, three rooms were temporarily taken out of service, leaving 541 rooms available for sale.

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

In February 2014, we entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During the nine months ended September 30, 2014, we received $1.2 million in net proceeds from the issuance of 99,460 shares of our common stock in connection with the Agreements.

In June 2014, we issued 18,000,000 shares of our common stock for net proceeds of approximately $262.5 million, which were used to acquire the Marriott Wailea in July 2014.

In July 2014, we issued 4,034,970 shares of our common stock valued at $60.0 million directly to the seller of the Marriott Wailea in connection with our purchase of the hotel.

In August 2014, we amended the non-recourse mortgage secured by the Hilton San Diego Bayfront which mortgage included the syndication of four lenders. In conjunction with the amendment and in accordance with the Debt Topic of the FASB ASC, we analyzed each of the four lenders to determine if their participation in the refinancing should be accounted for as a modification or as an extinguishment of their portion of the original loan. As a result of our assessments, three of the lenders’ participations were deemed to be modifications of the original loan and the applicable amounts of unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In conjunction with the amendment, we paid additional deferred financing fees of $1.3 million to these three lenders, which is also amortized over the term of the refinanced debt. We also paid $0.1 million in loan fees to third parties related to the modifications, which we recorded in our results of operations as a component of interest expense. The portion of the loan related to the lender who chose not to participate in the refinancing was determined to be an extinguishment of the original loan, and as a result, $0.5 million of the unamortized balance of the applicable deferred financing fees were expensed during the third quarter of 2014, and recorded in our results of operations as loss on extinguishment of debt.

As of September 30, 2014, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at September 30, 2014 is 4.7%.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all 30 hotels in which we have interests as of September 30, 2014. In addition, our Comparable Portfolio includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea;

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

•

Funds from operations, or FFO, which includes net income (loss), excluding non-controlling interests, gains and losses from sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs) and real estate-related impairment losses, and after adjustment for unconsolidated partnerships and joint ventures; and

•

Adjusted FFO available to common stockholders, which includes FFO but excludes preferred stock dividends and redemption charges, penalties, written-off deferred financing costs, non-real estate-related impairment losses, income tax benefits or (provisions) associated with the application of net operating loss carryforwards, and any other identified adjustments.

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

•

Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality;

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

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, accretion of our Operating Partnership’s 4.6% exchangeable senior notes (the “Senior Notes”) that were repurchased in 2013, amortization of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•	Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations;

•

Income tax benefit (provision), which includes federal and state income taxes charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2013, Comparable Portfolio RevPAR increased 3.3% as compared to 2012, with a 40 basis point increase in portfolio occupancy. These improving demand trends continued in the first nine months of 2014. As a result, our first quarter Comparable Portfolio RevPAR increased 8.2% in 2014 as compared to the same period in 2013, with a 380 basis point increase in portfolio occupancy. Our second quarter Comparable Portfolio RevPAR increased 5.8% in 2014 as compared to the same period in 2013, with a 210 basis point increase in portfolio occupancy. Our third quarter Comparable Portfolio RevPAR increased 7.7% in 2014 as compared to the same period in 2013, with a 60 basis point increase in portfolio occupancy. A portion of the first and second quarter occupancy increases were caused by limited occupancy at four of our hotels during the first half of 2013 due to major room renovations. These major room renovations were substantially completed during the third quarter of 2013. Additionally, a portion of our occupancy for the first nine months of 2014 was negatively impacted by room renovations at several of our hotels. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and therefore drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and financial crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. Moreover, with same-property hotel profitability still below peak levels in some cases and hotel trading values generally well below replacement cost, new supply in many markets is difficult to justify economically. Accordingly, we believe hotel development will be constrained until such time as the construction financing markets recover, and operating trends and trading values of existing hotels improve to levels where developer return targets can be achieved. Given the one-to-three-year timeline needed to construct a typical hotel that would compete with our hotels, we expect a window of several years during which aggregate U.S. hotel supply, as indicated by the number of new hotel openings, will be below historical levels. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington DC and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing

ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 120 basis points during the first nine months of 2014 as compared to the same period in 2013. The increase in our Comparable Portfolio RevPAR index was due in part to a reduction in renovation disruption and the effect of newly-implemented resort fees during 2014.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2014 and 2013, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,303 rooms) as of September 30, 2014 and 28 hotels (12,942 rooms) as of September 30, 2013. No hotels were classified as discontinued operations for either the three months ended September 30, 2014 or 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$223,877	$181,708	$42,169	23.2%
Food and beverage	64,273	53,080	11,193	21.1%
Other operating	19,633	15,582	4,051	26.0%
Total revenues	307,783	250,370	57,413	22.9%
OPERATING EXPENSES
Hotel operating	176,866	147,299	29,567	20.1%
Property general and administrative	32,908	27,067	5,841	21.6%
Corporate overhead	7,177	6,586	591	9.0%
Depreciation and amortization	40,000	35,050	4,950	14.1%
Total operating expenses	256,951	216,002	40,949	19.0%
Operating income	50,832	34,368	16,464	47.9%
Interest and other income	981	727	254	34.9%
Interest expense	(18,052)	(18,854)	802	4.3%
Loss on extinguishment of debt	(531)	—	(531)	(100.0)%
Income before income taxes	33,230	16,241	16,989	104.6%
Income tax benefit (provision)	413	(424)	837	197.4%
NET INCOME	33,643	15,817	17,826	112.7%
Income from consolidated joint venture attributable to non-controlling interest	(1,795)	(1,768)	(27)	(1.5)%
Distributions to non-controlling interest	(8)	(8)	—	—%
Dividends paid on unvested restricted stock compensation	(94)	(101)	7	6.9%
Preferred stock dividends	(2,300)	(2,300)	—	—%
Undistributed income allocated to unvested restricted stock compensation	(119)	(30)	(89)	(296.7)%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$29,327	$11,610	$17,717	152.6%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,303 rooms) as of September 30, 2014 and 28 hotels (12,942 rooms) as of September 30, 2013. No hotels were classified as discontinued operations for the nine months ended September 30, 2014, however, a previously deferred gain, net of certain accrued expenses, was recognized during the second quarter of 2014 related to the Rochester Portfolio, which was sold in 2013. For the nine months ended September 30, 2013, the Rochester Portfolio was classified as discontinued operations.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$606,944	$482,591	$124,353	25.8%
Food and beverage	192,917	155,550	37,367	24.0%
Other operating	52,257	41,788	10,469	25.1%
Total revenues	852,118	679,929	172,189	25.3%
OPERATING EXPENSES
Hotel operating	500,314	408,053	92,261	22.6%
Property general and administrative	93,793	75,961	17,832	23.5%
Corporate overhead	21,410	20,116	1,294	6.4%
Depreciation and amortization	115,588	101,241	14,347	14.2%
Total operating expenses	731,105	605,371	125,734	20.8%
Operating income	121,013	74,558	46,455	62.3%
Interest and other income	2,588	2,078	510	24.5%
Interest expense	(54,666)	(53,540)	(1,126)	(2.1)%
Loss on extinguishment of debt	(531)	(44)	(487)	(1,106.8)%
Income before income taxes and discontinued operations	68,404	23,052	45,352	196.7%
Income tax benefit (provision)	79	(6,710)	6,789	101.2%
Income from continuing operations	68,483	16,342	52,141	319.1%
Income from discontinued operations	5,199	48,410	(43,211)	(89.3)%
NET INCOME	73,682	64,752	8,930	13.8%
Income from consolidated joint venture attributable to non-controlling interest	(5,680)	(3,291)	(2,389)	(72.6)%
Distributions to non-controlling interest	(24)	(24)	—	—%
Dividends paid on unvested restricted stock compensation	(291)	(101)	(190)	(188.1)%
Preferred stock dividends and redemption charges	(6,900)	(16,713)	9,813	58.7%
Undistributed income allocated to unvested restricted stock compensation	(213)	(295)	82	27.8%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$60,574	$44,328	$16,246	36.6%

Operating Statistics. The following table includes comparisons of the key operating metrics for our 30 hotel Comparable Portfolio, which includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	86.4%	$198.46	$171.47	85.8%	$185.60	$159.24	60	bps	6.9%	7.7%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.7%	$193.20	$161.71	81.5%	$185.00	$150.78	220	bps	4.4%	7.2%
Comparable Portfolio adjusted for change in Marriott calendar (1)	83.7%	$193.20	$161.71	81.5%	$185.17	$150.91	220	bps	4.3%	7.2%

(1)

In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis. Since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012. The Comparable Portfolio adjusted for the change in the Marriott calendar includes the Comparable Portfolio adjusted for the effects of removing the three additional days from the operating statistics for ten of our Marriott-managed hotels.

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

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease assets recorded in conjunction with our acquisitions of the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Marriott Wailea, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Marriott Wailea. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net income	$33,643	$15,817	$73,682	$64,752
Operations held for investment:
Depreciation and amortization	40,000	35,050	115,588	101,241
Amortization of lease intangibles	1,028	1,028	3,086	3,084
Interest expense	18,052	18,854	54,666	53,540
Income tax (benefit) provision	(413)	424	(79)	6,710
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,795)	(1,768)	(5,680)	(3,291)
Depreciation and amortization	(844)	(811)	(2,489)	(3,149)
Interest expense	(495)	(590)	(1,630)	(1,759)
Discontinued operations:
Interest expense	—	—	—	99
EBITDA	89,176	68,004	237,144	221,227
Operations held for investment:
Amortization of deferred stock compensation	1,453	1,262	4,769	3,578
Amortization of favorable and unfavorable contracts, net	38	46	130	275
Non-cash straightline lease expense	505	513	1,517	1,548
Capital lease obligation interest — cash ground rent	(351)	(351)	(1,053)	(1,053)
Gain on sale of assets	(27)	—	(82)	(5)
Loss on extinguishment of debt	531	—	531	44
Closing costs — completed acquisitions	376	446	534	1,283
Lawsuit settlement costs	—	—	—	358
Prior year property tax adjustments, net	(35)	—	(3,270)	106
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(338)
Prior year property tax adjustments, net	—	—	696	—
Loss on extinguishment of debt	(133)	—	(133)	—
Discontinued operations:
Gain on sale of assets, net	—	—	(5,199)	(51,620)
Loss on extinguishment of debt	—	—	—	3,115
	2,244	1,803	(1,898)	(42,709)
Adjusted EBITDA	$91,420	$69,807	$235,246	$178,518

Adjusted EBITDA was $91.4 million and $69.8 million for the three months ended September 30, 2014 and 2013, respectively, and $235.2 million and $178.5 million for the nine months ended September 30, 2014 and 2013, respectively. Adjusted EBITDA increased $21.6 million and $56.7 million in the third quarter and first nine months of 2014, respectively, in part due to additional earnings generated by the three hotels we acquired in 2013 and the one hotel we acquired to date in 2014 (the Hilton New Orleans St. Charles acquired in May 2013, the Boston Park Plaza acquired in July 2013, the Hyatt Regency San Francisco acquired in December 2013 and the Marriott Wailea acquired in July 2014, together the “four recently acquired hotels”), combined with an increase in earnings at four of our hotels which were undergoing major room renovations during the first half of 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester (the “four 2013 renovation hotels”). These increases were partially offset by a decrease in earnings at two of our hotels which were undergoing major room renovations during the first quarter of 2014, the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Long Beach (the “two 2014 renovation hotels”), combined with a decrease in earnings at the Hyatt Regency San Francisco, which was undergoing a major room renovation during both the first and second quarters of 2014.

We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, amortization of lease intangibles, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. Our presentation of FFO conforms to the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO. This may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable tenant lease assets recorded in conjunction with our acquisitions of the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Marriott Wailea, and the unfavorable tenant lease liabilities recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Marriott Wailea. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•

Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, departmental closing costs, including severance, and income tax benefits or (provisions) associated with the application of net operating loss carryforwards because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to FFO and Adjusted FFO available to common stockholders for our hotel portfolio for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net income	$33,643	$15,817	$73,682	$64,752
Operations held for investment:
Real estate depreciation and amortization	39,600	34,694	114,401	100,197
Amortization of lease intangibles	1,028	1,028	3,086	3,084
Gain on sale of assets	(27)	—	(82)	(5)
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(1,795)	(1,768)	(5,680)	(3,291)
Real estate depreciation and amortization	(844)	(811)	(2,489)	(3,149)
Discontinued operations:
Gain on sale of assets, net	—	—	(5,199)	(51,620)
FFO	71,605	48,960	177,719	109,968
Operations held for investment:
Preferred stock dividends and redemption charges	(2,300)	(2,300)	(6,900)	(16,713)
Amortization of favorable and unfavorable contracts, net	38	46	130	275
Non-cash straightline lease expense	505	513	1,517	1,548
Non-cash interest related to gain on derivatives, net	(161)	(12)	(395)	(429)
Loss on extinguishment of debt	531	—	531	44
Closing costs — completed acquisitions	376	446	534	1,283
Lawsuit settlement costs	—	—	—	358
Prior year property tax adjustments, net	(35)	—	(3,270)	106
Income tax (benefit) provision related to prior years	(762)	424	(762)	6,710
Preferred stock redemption charges	—	—	—	4,770
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(338)
Non-cash interest related to loss on derivative	—	(1)	—	(2)
Prior year property tax adjustments, net	—	—	696	—
Loss on extinguishment of debt	(133)	—	(133)	—
Discontinued operations:
Loss on extinguishment of debt	—	—	—	3,115
	(2,054)	(997)	(8,390)	727
Adjusted FFO available to common stockholders	$69,551	$47,963	$169,329	$110,695

Adjusted FFO available to common stockholders was $69.6 million and $48.0 million for the three months ended September 30, 2014 and 2013, respectively, and $169.3 million and $110.7 million for the nine months ended September 30, 2014 and 2013, respectively. Adjusted FFO available to common stockholders increased $21.6 million and $58.6 million in the third quarter and first nine months of 2014, respectively, in part due to additional earnings generated by the four recently acquired hotels, combined with an increase in earnings at the four 2013 renovation hotels. In addition, Adjusted FFO available to common stockholders increased during the third quarter and first nine months of 2014 as compared to the same periods in 2013 due to a decrease in preferred stock dividends and redemption charges. These increases were partially offset by a decrease in earnings at the two 2014 renovation hotels, combined with a decrease in earnings at the Hyatt Regency San Francisco, which was undergoing a major room renovation during both the first and second quarters of 2014.

Room revenue. Room revenue increased $42.2 million, or 23.2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. We acquired two hotels subsequent to the third quarter of 2013, the Hyatt Regency San Francisco in December 2013 and the Marriott Wailea in July 2014. These two hotels together contributed additional room revenue of $26.6 million during the three months ended September 30, 2014. Room revenue generated by the 28 hotels we owned during the third quarter of 2013, including the Boston Park Plaza which we acquired on July 2, 2013 (our “third quarter existing portfolio”), increased $15.6 million during the third quarter of 2014 as compared to the third quarter of 2013 due to increases in both occupancy ($1.1 million) and ADR ($14.5 million). The increases in occupancy and ADR were driven by an additional 8,240 transient room nights, combined with an additional 226 group room nights. As expected, the increase in transient room nights was much larger than the increase in group room nights because the third quarter of the year is generally considered a transient/leisure quarter for our hotels.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, room revenue increased $124.4 million, or 25.8%. The four recently acquired hotels contributed additional room revenue of $89.6 million during the nine months ended September 30, 2014. Room revenue at the Hyatt Regency San Francisco was negatively impacted during the first nine months of 2014 by a major room renovation, which caused 6,801 room nights to be out of service, displacing approximately $2.1 million in room revenue based on the hotel achieving a potential 82.1% occupancy rate and RevPAR of $216.55 without the renovation. Room revenue generated by the 26 hotels we owned prior to January 1, 2013 (our “existing portfolio”) increased $36.4 million during the first nine months of 2014 as compared to the first nine months of 2013 due to increases in both occupancy ($16.1 million) and ADR ($20.3 million). The increases in occupancy and ADR were driven by an additional 47,682 group room nights, combined with an additional 43,380 transient room nights. Room revenue in our existing portfolio was negatively impacted during the first nine months of 2014 by major room renovations at the two 2014 renovation hotels. These major room renovations caused a total of 5,141 room nights to be out of service during the first nine months of 2014, displacing approximately $0.5 million in room revenue based on the hotels achieving a combined potential 69.5% occupancy rate and RevPAR of $90.00 without the renovations. In comparison, the 2013 displacement experienced by the four 2013 renovation hotels caused a total of 40,287 room nights to be out of service during the first nine months of 2013, displacing approximately $7.7 million in room revenue based on the hotels achieving a combined potential 79.9% occupancy rate and RevPAR of $159.02 without the renovations.

Partially offsetting the increase in our existing portfolio’s room revenue during the first nine months of 2014 as compared to the same period in 2013, room revenue decreased as a result of a change in the financial reporting calendar used by one of our third-party managers, subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”), who manage 10 of the hotels in our existing portfolio. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar. However, due to the timing of Marriott’s fiscal 2012 year-end of December 28, 2012, Marriott’s fiscal 2013 includes three additional days, December 29, 2012 through December 31, 2012. These three additional days in fiscal 2013 generated approximately $1.6 million more in room revenue for the Marriott-managed hotels during the first nine months of 2013 as compared to the first nine months of 2014.

Food and beverage revenue. Food and beverage revenue increased $11.2 million, or 21.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Hyatt Regency San Francisco and the Marriott Wailea together contributed an additional $7.1 million to food and beverage revenue during the third quarter of 2014. Food and beverage revenue in our third quarter existing portfolio increased $4.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to increased banquet and outlet revenue at the majority of our hotels due to the increases in occupancy and group room nights. In addition, several of our hotels were able to increase their banquet check averages during the third quarter of 2013 due to extra requirements requested by certain groups utilizing our banquet facilities.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, food and beverage revenue increased $37.4 million, or 24.0%. Our four recently acquired hotels contributed an additional $22.1 million to food and beverage revenue during the first nine months of 2014. Food and beverage revenue in our existing portfolio increased $15.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to increased banquet and outlet revenue at the majority of our hotels due to the increases in occupancy and group room nights. In addition, food and beverage revenue increased in our existing portfolio during the nine months ended September 30, 2014 as the negative impact from the two 2014 renovation hotels during the first nine months of 2014 was much less than the negative impact from the four 2013 renovation hotels during the first nine months of 2013. These increases in food and beverage revenue during the first nine months of 2014 as compared to the same period in 2013 were partially offset by Marriott’s additional three days in the first nine months of 2013, which generated approximately $0.6 million in food and beverage revenue for the Marriott-managed hotels during the first nine months of 2013 as compared to the same period in 2014.

Other operating revenue. Other operating revenue increased $4.1 million, or 26.0%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Hyatt Regency San Francisco and the Marriott Wailea together contributed an additional $2.3 million to other operating revenue during the third quarter of 2014. In addition, BuyEfficient’s revenue increased $0.1 million during the third quarter of 2014 as compared to the same period in 2013 due to increased transaction fees. Other operating revenue in our third quarter existing portfolio increased $1.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to our resort fee charges beginning in 2014 at two of our existing hotels, which generated $0.8 million during the third quarter of 2014. In addition, other operating revenue grew in our third quarter existing portfolio as increased parking revenue, spa revenue and third-party lease revenue was only partially offset by decreased telecommunications revenue.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, other operating revenue increased $10.5 million, or 25.1%. Our four recently acquired hotels contributed an additional $6.4 million to other operating revenue during the first nine months of 2014. In addition, BuyEfficient’s revenue increased $0.3 million during the first nine months of 2014 as compared to the same period in 2013 due to increased transaction fees. Other operating revenue in our existing portfolio increased $3.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to our resort fee charges beginning in 2014 at two of our existing hotels, which generated $1.9 million during the first nine months of 2014. In addition, other operating revenue grew in our existing portfolio as increased parking revenue, spa revenue and third-party lease revenue was only partially offset by decreased telecommunications revenue.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $29.6 million, or 20.1%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Hyatt Regency San Francisco and the Marriott Wailea together contributed an additional $22.4 million to hotel operating expenses during the third quarter of 2014. Hotel operating expenses in our third quarter existing portfolio increased $7.2 million during the three months ended September 30, 2014 as compared to the same period in 2013. This increase in hotel operating expenses is primarily related to the corresponding increased room, food and beverage and parking revenue. In addition, hotel operating expenses in our third quarter existing portfolio increased in the third quarter of 2014 as compared to the same period in 2013 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion and repairs and maintenance due to increased payroll and related expenses; utility expense due to increased rates at several of our hotels, combined with increased usage; and property taxes due to higher property tax assessments received at several of our hotels.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, hotel operating expenses increased $92.3 million, or 22.6%. The four recently acquired hotels contributed an additional $76.8 million to hotel operating expenses during the first nine months of 2014. Hotel operating expenses in our existing portfolio increased $15.5 million during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to the same reasons described above in the discussion regarding the third quarter, except property taxes, which decreased during the nine months ended September 30, 2014 as compared to the same period in 2013 due to appeal refunds received at several of our hotels. In addition to the discussion regarding the third quarter, during the nine months ended September 30, 2014 as compared to the same period in 2013, utility expense also increased due to the extremely cold winter in the Midwest and East, and ground lease expense increased due to higher percentage rent at several of our hotels caused by the increase in revenue. The increases in our existing portfolio’s hotel operating expenses during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 were slightly offset due to the inclusion of three additional days of expense for the Marriott-managed hotels’ during the first nine months of 2013 as compared to the same period in 2014.

Property general and administrative expense. Property general and administrative expense increased $5.8 million, or 21.6%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Hyatt Regency San Francisco and the Marriott Wailea together contributed an additional $3.7 million to property general and administrative expense during the third quarter of 2014. Property general and administrative expense in our third quarter existing portfolio increased $2.1 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to increased management fees, payroll and related expenses, credit and collection expenses, and contract and professional fees due to the increase in revenue, partially offset by decreased employee recruitment, relocation and training expenses. BuyEfficient’s property general and administrative expense remained relatively flat during the third quarter of 2014 as compared to the same period in 2013.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, property general and administrative expense increased $17.8 million, or 23.5%. The four recently acquired hotels contributed an additional $12.7 million to property general and administrative expense during the first nine months of 2014. Property general and administrative expense in our existing portfolio increased $5.3 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to increased management fees, credit and collection expenses, payroll and related expenses, contract and professional fees, and supplies due to the increase in revenue, partially offset by decreased security and travel expenses. Partially offsetting these increased expenses, property general and administrative expenses in our existing portfolio decreased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the Marriott-managed hotels’ three additional days in the first nine months of 2013 as compared to the same period in 2014. In addition, BuyEfficient’s property general and administrative expense decreased $0.2 million during the first nine months of 2014 as compared to the same period in 2013 due to decreased payroll and related expenses, including deferred stock compensation expense, as well as decreased bad debt expense.

Corporate overhead expense. Corporate overhead expense increased $0.6 million, or 9.0%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to increased payroll and related expenses ($0.5 million), deferred stock compensation expense ($0.3 million) and legal expense ($0.2 million), partially offset by decreased due diligence expense ($0.1 million), contract and professional fees ($0.1 million) and entity-level state franchise and minimum taxes ($0.2 million). Due diligence expense decreased during the third quarter of 2014 versus the same period in 2013 as we recognized $0.4 million of due diligence costs related to our completed acquisitions during the third quarter of 2014, whereas during the third quarter of 2013 we also recognized $0.4 million of due diligence costs related to our completed acquisitions, and an additional $0.1 million related to in-process or abandoned projects.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, corporate overhead expense increased $1.3 million, or 6.4%, primarily due to increased payroll and related expenses ($1.0 million), deferred stock compensation expense ($1.3 million), legal expense ($0.1 million) and donations expense ($0.1 million), partially offset by decreased due diligence expense ($0.7 million), contract and professional fees ($0.1 million) and entity-level state franchise and minimum taxes ($0.4 million). Due diligence expense decreased during the nine months ended September 30, 2014 versus the same period in 2013 as we recognized $0.6 million of due diligence costs related to our completed acquisitions and an additional $0.1 million related to in-process or abandoned projects during the first nine months of 2014, whereas during the first nine months of 2013 we recognized $1.3 million of due diligence costs related to our completed acquisitions, and an additional $0.1 million related to in-process or abandoned projects.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.0 million, or 14.1%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The Hyatt Regency San Francisco and the Marriott Wailea together contributed an additional $5.4 million to depreciation and amortization during the third quarter of 2014. Depreciation and amortization expense in our third quarter existing portfolio decreased $0.4 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to advanced bookings recorded in conjunction with our purchases of the Hilton San Diego Bayfront and the Hilton Garden Inn Chicago Downtown/Magnificent Mile that were fully amortized as of April 2013 and December 2013, respectively. In addition, the furniture, fixtures and equipment (“FF&E”) at some of our hotels was fully depreciated as of the end of 2013. These decreases in expense were partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our third quarter existing portfolio.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, depreciation and amortization expense increased $14.3 million, or 14.2%. The four recently acquired hotels contributed an additional $17.1 million to depreciation and amortization during the first nine months of 2014. Depreciation and amortization expense in our existing portfolio decreased $2.8 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans, the Hilton San Diego Bayfront and the Hilton Garden Inn Chicago Downtown/Magnificent Mile that were fully amortized as of February 2013, April 2013 and December 2013, respectively. In addition the FF&E at some of our hotels was fully depreciated as of the end of 2013. These decreases in expense were partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Interest and other income. Interest and other income totaled $1.0 million for the three months ended September 30, 2014, and $0.7 million for the three months ended September 30, 2013. In the third quarter of 2014, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.2 million in energy rebates due to energy efficient renovations at our hotels, and $0.1 million in other interest and miscellaneous income. In the third quarter of 2013, we recognized $0.7 million in interest income on the Preferred Equity Investment.

For the nine months ended September 30, 2014 and 2013, interest and other income totaled $2.6 million and $2.1 million, respectively. In the first nine months of 2014, we recognized $2.1 million in interest income on the Preferred Equity Investment, $0.3 million in energy rebates due to energy efficient renovations at our hotels, and $0.2 million in other interest and miscellaneous income. In the first nine months of 2013, we recognized $1.9 million in interest income on the Preferred Equity Investment, and $0.2 million in other interest and miscellaneous income.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest expense on debt and capital lease obligations	$17,540	$18,130	$52,916	$51,747
Gain on derivatives, net	(161)	(12)	(395)	(429)
Accretion of Senior Notes	—	—	—	3
Amortization of deferred financing fees	673	736	2,145	2,219
	$18,052	$18,854	$54,666	$53,540

Interest expense decreased $0.8 million, or 4.3%, during the three months ended September 30, 2014 as compared to the same period during 2013 primarily due to decreased interest expense on our debt and capital lease obligations resulting from lower balances as a result of amortization, as well as to decreased variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront. The variable interest rate on our Hilton San Diego Bayfront mortgage was impacted during the third quarter of 2014 by our completion of an amendment to such mortgage in August 2014, which reduced the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. In conjunction with this amendment, we incurred $0.1 million in loan fees to third parties, which are included in interest expense on debt and capital lease obligations for the three months ended September 30, 2014. In addition, interest expense decreased during the third quarter of 2014 as compared to the same period during 2013 due to an increase in the net gain we recognized in 2014 on our interest rate cap and swap derivative agreements versus the net gain we recognized on these agreements during 2013. Interest expense also decreased during the third quarter of 2014 as compared to the same period during 2013 due to a decrease in the amortization of deferred financing fees resulting from our amendment of the Hilton San Diego Bayfront mortgage, which extended the maturity date of the loan from 2016 to 2019.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, interest expense increased $1.1 million, or 2.1%, primarily due to increased interest expense on our debt and capital lease obligations resulting from our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013, as well as to our payment of $0.1 million in loan fees to third parties related to our amendment of the Hilton San Diego Bayfront loan. These increases in interest expense on our debt and capital lease obligations during the first nine months of 2014 as compared to the same period in 2013 were partially offset by decreased interest on our other debt obligations due to lower balances as a result of amortization, as well as to decreased variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront, including the effects of our amendment of the Hilton San Diego Bayfront loan as noted above in the discussion regarding the third quarter. In addition, interest expense increased during the first nine months of 2014 as compared to the same period during 2013 due to a reduction in the net gain we recognized in 2014 on our interest rate cap and swap derivative agreements versus the net gain we recognized on these agreements during 2013. These increases to interest expense were partially offset during the first nine months of 2014 as compared to the same period during 2013 due to a decrease in the amortization of deferred financing fees resulting from our amendment of the Hilton San Diego Bayfront loan as noted above in the discussion regarding the third quarter.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.7% and 4.9% at September 30, 2014 and 2013, respectively. Approximately 70.7% and 70.8% of our outstanding notes payable had fixed interest rates at September 30, 2014 and 2013, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.5 million for both the three and nine months ended September 30, 2014, and zero and $44,000 for the three and nine months ended September 30, 2013, respectively. In conjunction with our amending the debt secured by the Hilton San Diego Bayfront, during the three and nine months ended September 30, 2014, we expensed the unamortized balance of a lender’s deferred financing fees in accordance with the Debt Topic of the FASB ASC, resulting in a $0.5 million loss on the extinguishment of this lender’s debt. During the first quarter of 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes.

Income tax benefit (provision). Income tax benefit (provision) totaled a benefit of $0.4 million and a provision of $0.4 million for the three months ended September 30, 2014 and 2013, respectfully. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the third quarter of 2014, we recognized a combined net federal and state income tax benefit of $0.4 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards ($0.2 million) for our taxable entities. During the third quarter of 2013, we recognized income tax expense of $0.4 million related to estimated 2013 federal alternative minimum tax resulting from our use of net operating loss carryforwards, as well as state income tax where our use of net operating loss carryforwards was either limited or unavailable.

For the nine months ended September 30, 2014 and 2013, income tax benefit (provision) totaled a benefit of $0.1 million and a provision of $6.7 million, respectively. During the first nine months of 2014, we recognized a combined federal and state income tax benefit of $0.1 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards ($0.5 million) for our taxable entities. During the first nine months of 2013, we recognized income tax expense of $4.7 million due to a resolution reached with the Internal Revenue Service (“IRS”). In the first quarter of 2013, the IRS issued a notice of proposed adjustment to us, challenging certain aspects of our leases with our TRS Lessee and its subsidiaries. Though we believe our leases comply with all of the requirements of the Internal Revenue Code of 1986, as amended, we determined that the costs associated with defending our position were greater than the benefits that might result therefrom. As such, we accrued $4.7 million in March 2013 related to the IRS’s audit of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during the first quarter of 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS. During the second and third quarters of 2013, we recognized income tax expense of $0.1 million and $0.4 million, respectively, related to estimated 2013 federal alternative minimum tax resulting from our use of net operating loss carryforwards, as well as state income tax where our use of net operating loss carryforwards was either limited or unavailable.

Income from discontinued operations. As described under “—Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), income from discontinued operations included the results of operations, along with any losses on extinguishment of debt and net gains on sales for the following properties:

Properties	Rooms	Disposition Date
2014:
None
2013:
Kahler Grand, Minnesota	660	January 25, 2013
Kahler Inn & Suites, Minnesota	271	January 25, 2013
Marriott Rochester, Minnesota	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota	89	January 25, 2013
Textile Care Services Rochester, Minnesota	—	January 25, 2013
Total rooms	1,222

Upon sale of the Rochester Portfolio in 2013, we retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the gain we recognized in 2013 on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the nine months ended September 30, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million when we sold the Rochester Portfolio related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During the second quarter of 2014, we determined that our total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, we accrued an additional $1.8 million during the second quarter of 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the nine months ended September 30, 2014. During the third quarter of 2014, we paid $1.3 million of the liability, bringing the accrued balance for this contingency to $0.8 million as of September 30, 2014.

Income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 includes activity for the four hotels and one commercial laundry facility sold in 2013. Income from discontinued operations is as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating revenues	$—	$—	$—	$3,690
Operating expenses	—	—	—	(3,686)
Interest expense	—	—	—	(99)
Loss on extinguishment of debt	—	—	—	(3,115)
Gain on sale of assets, net	—	—	5,199	51,620
	$—	$—	$5,199	$48,410

Income from consolidated joint venture attributable to non-controlling interest. Income from consolidated joint venture attributable to non-controlling interest totaled $1.8 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, and $1.8 million and $3.3 million for the three and nine months ended September 30, 2013, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and nine months ended September 30, 2014 and 2013 includes

100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.8 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, and $1.8 million and $3.3 million for the three and nine months ended September 30, 2013, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $8,000 for both the three months ended September 30, 2014 and 2013, and $24,000 for both the nine months ended September 30, 2014 and 2013. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees totaled $8,000 for both the three months ended September 30, 2014 and 2013, and $24,000 for both the nine months ended September 30, 2014 and 2013.

Dividends paid on unvested restricted stock compensation. Common stock dividends earned on our unvested restricted stock awards totaled $0.1 million for both the three months ended September 30, 2014 and 2013, and $0.3 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Preferred stock dividends and redemption charges. During both the three months ended September 30, 2014 and 2013, we recognized $2.3 million of preferred stock dividends accrued on our Series D preferred stock. For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, preferred stock dividends and redemption charges decreased $9.8 million, or 58.7%. Due to the redemptions of all of our Series A preferred stock in March 2013, and all of our Series C preferred stock in May 2013, our total Series A and Series C preferred stock dividends decreased $5.1 million in the first nine months of 2014 as compared to the same period in 2013. In addition, preferred stock dividends and redemption charges decreased during the first nine months of 2014 as compared to the first nine months of 2013 due to our recognition of redemption charges totaling $4.6 million and $0.1 million in conjunction with the redemptions of our Series A preferred stock and Series C preferred stock, respectively. These redemption charges related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Undistributed income allocated to unvested restricted stock compensation. In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As such, undistributed income of $0.1 million and $0.2 million were allocated to the participating securities for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, undistributed income of $30,000 and $0.3 million, respectively, were allocated to the participating securities.

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

We acquired the 544-room Marriott Wailea in July 2014 for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and the Wailea stock consideration. The acquisition was funded with proceeds received from our June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share). Subsequent to our acquisition, three rooms were temporarily taken out of service, leaving 541 rooms available for sale.

In addition, in June 2014 we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of our common stock in connection with the Agreements, combined with cash on hand. Prior to our acquisition, the land was leased to us by a third party. Our acquisition of the land reduced our property tax, ground lease and insurance expense by $0.3 million and $0.4 million during the three and nine months ended September 30, 2014, respectively, and will reduce our property tax, ground lease and insurance expense by a total of $0.6 million for the year ended December 31, 2014.

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

Renovations. We invested $93.4 million and $91.7 million in capital improvements to our hotel portfolio during the nine months ended September 30, 2014 and 2013, respectively. Consistent with our cycle-appropriate strategy, during the first nine months of 2014, we continued to undertake both major renovations, repositionings and ordinary course rooms and public space renovations, most significantly during the first quarter of 2014 at the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Long Beach, and during both the first and second quarters of 2014 at the Hyatt Regency San Francisco. During the first nine months of 2013, four of our hotels were undergoing major room renovations or repositionings: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. As a result of our major renovations and repositionings, we incurred approximately zero and $2.6 million of revenue disruption during the three and nine months ended September 30, 2014, respectively, and zero and $7.7 million during the three and nine months ended September 30, 2013, respectively, all of which was in line with our expectations.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $200.3 million for the nine months ended September 30, 2014 as compared to $124.9 million for the nine months ended September 30, 2013. This increase was primarily due to additional cash generated by the three hotels we acquired in 2013 and the one hotel we acquired to date in 2014 (the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea), combined by an increase in cash generated by four of our hotels which were undergoing major room renovations during the first nine months of 2013: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. This increase in cash provided by operating activities was partially offset by decreased cash generated by three of our hotels which were undergoing major room renovations during the first nine months of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Hyatt Regency San Francisco; and the Renaissance Long Beach.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2014 as compared to the first nine months of 2013 was as follows (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Proceeds from sales of hotel properties and other assets	$99	$195,621
Restricted cash — replacement reserve	(3,015)	6,430
Acquisitions of hotel properties and other assets	(276,558)	(188,019)
Renovations and additions to hotel properties	(93,364)	(91,652)
Payment for interest rate derivative	—	(12)
Net cash used in investing activities	$(372,838)	$(77,632)

Net cash used in investing activities was $372.8 million during the first nine months of 2014 as compared to $77.6 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we purchased the Marriott Wailea as well as the land underlying the Fairmont Newport Beach for a total of $276.6 million, paid $93.4 million for renovations and additions to our portfolio, and increased our restricted cash replacement reserve accounts by $3.0 million. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E.

During the nine months ended September 30, 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio. In addition, we purchased two hotels, the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, for a total of $188.0 million. During the first nine months of 2013, we also decreased our restricted cash replacement reserve accounts by $6.4 million, paid $91.7 million for renovations and additions to our portfolio and paid $12,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash provided by financing activities was $203.6 million for the nine months ended September 30, 2014 as compared to net cash used of $104.3 million for the nine months ended September 30, 2013. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of $263.6 million in net proceeds received from our issuance of common stock, and $23.3 million in proceeds received from our credit facility. These cash inflows were partially offset by $40.8 million in principal payments on our notes payable and credit facility, including $23.3 million to repay draws on our credit facility and $17.5 million of principal payments on our notes payable, $25,000 in fees paid to extinguish the debt related to one of the lenders who chose not to participate in the amended mortgage secured by the Hilton San Diego Bayfront, $1.3 million in deferred finance fees paid to the three lenders who are participating in the amended mortgage secured by the Hilton San Diego Bayfront, $35.3 million in dividends paid to our preferred and common stockholders, and $5.7 million in distributions to the non-controlling interests in our hotels.

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

Future. We expect our primary uses of cash to be for acquisitions of hotels, including possibly hotel portfolios, capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, and dividends on our preferred and common stock. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity, and continued balance sheet strength. In light of our leverage objectives, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio while maintaining our low leverage. Consistent with this strategy, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, and we used a portion of the proceeds we received from our November 2013 common stock offering to fund our acquisition of the Hyatt Regency San Francisco in December 2013. In addition, we used a portion of the proceeds we received from our June 2014 common stock offering, along with common stock issued directly to the seller, to fund our July 2014 acquisition of the Marriott Wailea. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Agreements we entered into in February 2014 with the Managers. Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During the nine months ended September 30, 2014, we received $1.2 million in net proceeds from the issuance of 99,460 shares of our common stock in connection with the Agreements, which we used to partially fund the acquisition of the land underlying the Fairmont Newport Beach in June 2014. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. As of September 30, 2014, we had $1.4 billion of consolidated debt, $228.6 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2014, all of our outstanding debt had fixed interest rates, except the $229.0 million non-recourse mortgage on the Hilton San Diego Bayfront and the $177.8 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

In August 2014, we amended the mortgage on the Hilton San Diego Bayfront, which mortgage originally included the syndication of four lenders. One of these lenders chose not to participate in the refinancing, and, in accordance with the Debt Topic of the FASB ASC, we expensed the unamortized balance of the lender’s deferred financing fees, resulting in a $0.5 million loss on the extinguishment of this lender’s debt. In addition, we paid $1.3 million in deferred finance fees to the three lenders who are participating in the amended mortgage, which will be amortized over the term of the refinanced debt. As a result of this amendment, the interest rate decreased to a blended rate of one-month LIBOR plus 225 basis points from the blended rate of three-month LIBOR plus 325 basis points. In addition, the original maturity date of April 2016 was extended to August 2019.

As of September 30, 2014, the weighted average term to maturity of our debt is approximately four years, and 70.7% of our debt is fixed rate with a weighted average interest rate of 5.4%. Including our variable-rate debt obligations based on the variable rates at September 30, 2014, the weighted average interest rate on our debt is 4.7%.

We may in the future seek to obtain mortgages on one or all of our 14 unencumbered hotels, all but five of which are currently held by subsidiaries whose interests are pledged to our credit facility at September 30, 2014: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Hyatt Regency San Francisco (not pledged to our credit facility), Marriott Quincy, Marriott Portland, Marriott Wailea (not pledged to our credit facility), Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 14 hotels had an aggregate of 5,551 rooms as of September 30, 2014, and generated $317.7 million in revenue during the first nine months of 2014, including revenue earned during prior ownership. Should we obtain secured financing on any or all of our 14 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of September 30, 2014, our unrestricted cash balance was $135.4 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we deployed a portion of our excess cash balance in 2013 towards debt repayments and repurchases (such as the repurchase of our Senior Notes in January 2013, and our redemptions of all issued and outstanding shares of the Series A and Series C preferred stock in March 2013 and May 2013, respectively), selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, during 2013 we reinstituted a cash quarterly dividend on our common shares. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of September 30, 2014 (in thousands):

	Payment due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Notes payable	$1,386,492	$159,696	$461,623	$574,989	$190,184
Interest obligations on notes payable (1)	218,068	62,579	92,039	48,049	15,401
Capital lease obligations	15,597	21	2	2	15,572
Interest obligations on capital leases	101,203	1,402	2,804	2,804	94,193
Operating lease obligations	524,216	10,056	22,516	26,026	465,618
Construction commitments	54,930	54,930	—	—	—
Employment obligations	2,683	1,464	1,219	—	—
Total	$2,303,189	$290,148	$580,203	$651,870	$780,968

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2014 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $93.4 million in our portfolio during the first nine months of 2014.

As of September 30, 2014, we have contractual construction commitments totaling $54.9 million. If we acquire, renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2014, $48.9 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. The Comparable Portfolio’s first quarter and full year 2013 revenues were also impacted by the 13-fiscal period accounting calendar used by Marriott. In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis. Since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012. Revenues for our 30 hotel Comparable Portfolio by quarter for 2013 and 2014 were as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues
2013 Comparable Portfolio (1)	$243,333	$292,603	$284,858	$272,940	$1,093,734
2013 Revenues as a percentage of total	22.2%	26.8%	26.0%	25.0%	100.0%

2014 Comparable Portfolio (1)	$259,277	$312,469	$308,364

(1)

Includes all 30 hotel properties in which we have interests as of September 30, 2014. Also includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea before our acquisitions of the hotels.

Inflation

Inflation may affect our revenues and expenses, including, without limitation, by increasing such costs as labor, food, taxes, property and casualty insurance, utilities and interest expense on our variable rate debt.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013 and so far during 2014, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed in our purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU No. 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (1) a major line of business, (2) a major geographical area (3) a major equity method investment, or (4) other major parts of an entity. ASU No. 2014-08 expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU No. 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Our early adoption of ASU No. 2014-08 in the first quarter of 2014 did not have any effect on our financial statements as we had no disposals (or classifications as held for sale) during the first nine months of 2014. In the future, when we have disposals (or classifications as held for sale), we will be required to determine whether such disposal meets the discontinued operations requirements under ASU No. 2014-08. Additional disclosures may be required.

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

As of September 30, 2014, 70.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future cash flows by approximately $4.1 million based on the variable rates at September 30, 2014. This increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.5 million, after adjusting for the non-controlling interest in the Hilton San Diego Bayfront based on the variable rates at September 30, 2014. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 — July 31, 2014	—		—	—
August 1, 2014 — August 31, 2014	34,149	(1)	$ 14.21	—
September 1, 2014 — September 30, 2014	—		—	—	$ 100,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of September 30, 2014, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

10.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A., as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 4, 2014	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)