Form 10-K
period 2014-12-31
Sunstone Hotel Investors, Inc.
filed 2015-02-19
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2014 as reported on the New York Stock Exchange (“NYSE”) was approximately $3.0 billion. The registrant had no non-voting common equity outstanding on such date. This amount excludes 2,147,108 shares of the registrant’s common stock held by the executive officers and directors. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of February 12, 2015 was 208,512,765.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2014

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

Item 1.Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2014, we had interests in 30 hotels (the “30 hotels”). The 30 hotels are comprised of 14,303 rooms, located in 13 states and in Washington, DC.

Our primary business is to acquire, own, asset manage and renovate full-service hotel and select focus-service hotel properties in the United States. As part of our ongoing portfolio management strategy, we may also sell hotel properties from time to time. All but one (the Boston Park Plaza) of the 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands. Our portfolio primarily consists of upper upscale hotels in the United States. As of December 31, 2014, our 30 hotels include two luxury hotels and  28 hotels classified as either upscale or upper upscale. The classifications luxury, upper upscale and upscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2014, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 11 of the Company’s 30 hotels; Interstate Hotels & Resorts, Inc. (“IHR”), manager of six of the Company’s 30 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of four of the Company’s 30 hotels; Davidson Hotels & Resorts (“Davidson”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each a manager of two of the Company’s 30 hotels; and Crestline Hotels & Resorts (“Crestline”), Dimension Development Company (“Dimension”) and Fairmont Hotels & Resorts (U.S.) (“Fairmont”), each a manager of one of the Company’s 30 hotels.  In addition, we own BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

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

•

Significant Cash Position. As of December 31, 2014, we had total cash of $304.2 million, including $82.1 million of restricted cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we expect to deploy a portion of our excess cash balance in 2015 towards dividend distributions, capital investments in our portfolio, debt repayments (specifically our 2015 remaining debt maturities) and selective acquisitions.

•

Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2014, the weighted average term to maturity of our debt is approximately four years, and 71.6% of our debt is fixed rate with a weighted average interest rate of 5.2%. Including our variable-rate debt obligations based on variable rates at December 31, 2014, the weighted average interest rate on our debt is 4.5%. All of our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

•

Low Leverage. Over the past three years, we have been committed to thoughtfully and methodically reducing our leverage while maintaining a focus on creating and protecting stockholder value. We believe that by achieving low leverage and high financial flexibility by the time the current cycle peaks, we will position the Company to create value during the next successive cyclical trough by acquiring distressed assets or securities.

•	High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2014, approximately 87% of the revenues generated by the 30 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, DC/Baltimore, Chicago, Orlando, New Orleans, San Francisco, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger and more diverse economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 94% of the hotel revenue generated by the 30 hotels during 2014, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2014, the hotels comprising our 30 hotel portfolio averaged 477 rooms in size. Our total 30 hotel Comparable Portfolio RevPAR was $160.11 for the year ended December 31, 2014.

Nationally Recognized Brands. All but one (the Boston Park Plaza) of the 30 hotels are operated under nationally recognized brands, including Marriott, Hilton, Hyatt, Fairmont and Sheraton. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2010 through December 31, 2014, we invested $457.5 million in capital renovations throughout the 30 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•	Seasoned Management Team. Each of our core disciplines, asset management, acquisitions and finance, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations.  Our asset management team leads property-level innovation, benchmarks best practices and aggressively oversees hotel management teams and property plans.  We work with our operators to develop hotel-level “master plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help to grow the revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that maximize our risk-adjusted return on invested capital. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2014, we acquired interests in 26 hotel properties and sold 42 hotel properties. Pursuant to our cycle-appropriate strategy, our focus shifted from acquisitions to dispositions in 2007, 2008 and the majority of 2009 as the lodging cycle peaked and experienced a down cycle. Towards the later part of 2009 and into 2010 and 2011, our focus shifted to the selective acquisition of upper upscale hotels as we entered a recovery phase in the lodging cycle. In light of increasing demand for lodging and the generally muted supply of new hotel development, we believe we are currently in the middle phase of a cyclical lodging recovery. Accordingly, during the past four years, we selectively acquired interests in nine hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Marriott Wailea in July 2014. We plan to maintain this focus of selective acquisitions in 2015, as we believe our industry relationships may create opportunities for us to acquire individual hotel assets at attractive values relative to our cost of capital.  We will also focus on capital recycling, and may selectively sell hotels that we believe have lower growth prospects, have significant ongoing capital needs, or that we can sell at a substantial premium to our internal valuation of the asset.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity through the cyclical recovery phase, with liquidity levels maximized in advance of anticipated cyclical declines. During 2014, we reduced our total mortgage debt by $23.8 million through amortization, as well as an additional $2.1 million through our refinancing of debt secured by the Embassy Suites La Jolla. We also increased our debt by $51.1 million through our refinancing of debt secured by the JW Marriott New Orleans. In total, we refinanced three mortgages during 2014, resulting in reduced interest rates and extended maturity dates. Our refinancing of the $67.1 million mortgage secured by the Embassy Suites La Jolla into a new $65.0 million mortgage reduced the interest rate from a fixed rate of 6.6% to a fixed rate of 4.12%, and extended the maturity date from June 2019 to January 2025. Our refinancing of the $38.9 million mortgage secured by the JW Marriott New Orleans into a new $90.0 million mortgage reduced the interest rate from 5.45% under a related interest rate swap agreement to a fixed rate of 4.15%, and extended the maturity date from September 2015 to December 2024. Lastly, our amendment of the $228.3 million mortgage secured by the Hilton San Diego Bayfront reduced the interest rate from three-month LIBOR plus 325 to one-month LIBOR plus 225, while extending the maturity date from April 2016 to August 2019.

Business Strategy

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner.  Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the lodging cycle, is to maximize stockholder value through disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next cyclical trough by opportunistically acquiring distressed assets or securities. Our strategic plan encompasses several elements, including proactive portfolio management, intensive asset management, disciplined external growth and continued balance sheet strength as detailed below:

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

•

Continued Balance Sheet Strength. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity through the cyclical recovery phase, with access to multiple sources of attractively priced capital maximized in advance of cyclical declines. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises, paying a portion of our dividends with our stock or by retaining excess cash generated by our operations.

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

Management Agreements

All of our 30 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2014, Marriott managed 11 of our hotels, IHR managed six of our hotels, Highgate managed four of our hotels, Davidson, Hilton and Hyatt each managed two of our hotels, and the remaining three hotels were individually managed by Crestline, Dimension and Fairmont. The following is a general description of our third-party management agreements as of December 31, 2014.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, these management agreements expire between 2031 and 2078. Additionally, six of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees were capped at 4.25% of gross revenue for 2012 and 2013 and 4.5% of gross revenue for 2014, and are capped at 4.75% of gross revenue for 2015, 5.0% of gross revenue for the first seven months of 2016, and 5.25% of gross revenue for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; two management agreements require payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds;  and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

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

Highgate. Our Boston Park Plaza, Doubletree Guest Suites Times Square, Hilton Times Square and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreement at the Boston Park Plaza required us to pay Highgate a base management fee of 2.5% of gross revenue until July 1, 2014. From July 2, 2014 to July 1, 2015, the base management fee increases to 2.75% of gross revenue, and thereafter the base management fee is 3.0% of gross revenue. The agreement expires in 2023, absent a prior termination by either party. In addition, the management agreement at the Boston Park Plaza requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold.

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

Davidson. Our Embassy Suites Chicago and Hyatt Chicago Magnificent Mile hotels are operated under management agreements with Davidson. The management agreement at the Embassy Suites Chicago expires in May 2015, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.0% of total revenue as a base management fee and calls for an incentive fee of 15.0% of the excess of net operating income over a certain threshold (capped at 1.0% of total revenue) and an additional incentive fee in the amount of 1.0% of total revenue upon achieving a certain level of net operating income (capped at 1.0% of total revenue).  The base and incentive management fees payable to Davidson under the Embassy Suites Chicago management agreement have an aggregate cap of 4.0% of total revenue.

The management agreement at the Hyatt Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold (capped at 1.5% of total revenue).  The base and incentive management fees payable to Davidson under the Hyatt Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue. In addition to the base and incentive management fees, the Hyatt Chicago Magnificent Mile management agreement required us to pay Davidson a development fee for their assistance in converting the hotel to a Hyatt equal to the lesser of 2.0% of the total development costs we incurred, or $0.5 million. The development fee, which totaled $0.5 million, was paid in full during 2013.

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

Franchise Agreements

As of December 31, 2014, 15 of the 30 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

The franchise agreements also provide for termination at the franchisor’s option upon the occurrence of certain events, including failure to pay royalties and fees or to perform other obligations under the franchise license, bankruptcy and abandonment of the franchise or a change in control. The subsidiary that is the franchisee is responsible for making all payments under the franchise agreements to the franchisors; however, the Company guaranties certain obligations under a majority of the franchise agreements.

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

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS. The TRS may engage in businesses and earn income that are prohibited to a REIT. In particular, a hotel REIT is permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party. However, a hotel leased to a TRS still must be managed by an unaffiliated third party in the business of managing hotels. The TRS provisions are complex and impose certain conditions on the use of TRSs. This is to assure that TRSs are subject to an appropriate level of federal corporate taxation.

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

Ground, Building and Air Lease Agreements

At December 31, 2014,  nine of the 30 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2014, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 29 to 112 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground, building or air lease or any proposed assignment of our leasehold interest as lessee under the ground, building or air lease may require the consent of the applicable lessor. As a result, we may not be able to sell, assign, transfer or convey our interest in any such property in the future absent the consent of the ground, building or air lessor, even if such transaction may be in the best interests of our stockholders. Three of the nine leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

Three of the nine leases allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the ground lessors’ interests in the leases. As such, in June 2014, we purchased the land beneath the Fairmont Newport Beach for $11.0 million, reducing our ground lease expense by a total of $0.6 million for 2014.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2015, we had 79 employees, including 31 employees at BuyEfficient. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Environmental

Environmental reviews have been conducted on all of our hotels. Environmental consultants retained by our lenders have conducted Phase I environmental site assessments on many of our properties. In certain instances, these Phase I assessments relied on older environmental assessments prepared in connection with prior financings. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. In addition, material environmental conditions, liabilities or compliance concerns may arise after the Phase I assessments are completed, or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liabilities.

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

Item 1A.Risk Factors

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

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. Accordingly, our financial results may be harmed if economic conditions worsen, or if travel-associated costs, such as transportation fuel costs, increase. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities could have a harmful effect on both the industry and us.

Volatility in the debt and equity markets may adversely affect our ability to acquire, renovate, refinance or sell hotel assets.

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

We have historically used capital obtained from debt and equity markets, including secured mortgage debt, to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock), and more restrictive lending standards, our business could be adversely affected. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010 and then decreasing from 2011 to 2014. If capital costs increase from current levels, and if the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2014, we had approximately $1.4 billion of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2014, approximately $806.7 million matures over the next four years ($99.1 million in 2015, $188.2 million in 2016, $241.8 million in 2017 and $277.6 million in 2018). The $806.7 million does not include $22.3 million of scheduled loan amortization payments due in 2015, $17.6 million due in 2016,

$15.6 million due in 2017, or $13.3 million due in 2018. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire. In addition to our outstanding debt, at December 31, 2014, we had $0.7 million in outstanding letters of credit.

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

All of our debt, excluding letters of credit, at December 31, 2014 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility contains, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2014, no cash trap provisions were triggered at any of our hotels.

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, international investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

Delays in the acquisition and renovation or repositioning of hotel properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition, renovation, repositioning and development of real properties could adversely affect investor returns. Our ability to commit to purchase specific assets will depend, in part, on the amount of our available cash at a given time. Renovation or repositioning programs may take longer and cost more than initially expected. Therefore, we may experience delays in receiving cash distributions from such hotels. If our projections are inaccurate, we may not achieve our anticipated returns.

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

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011, 2012, 2013 and 2014, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and liabilities assumed in our purchases of the outside 62.0% equity interests in the Doubletree Guest Suites Times Square joint venture, the outside 50.0% equity interests in the BuyEfficient joint venture, the JW Marriott New Orleans, the purchase of a 75.0% majority interest in the entity that owns the Hilton San Diego Bayfront, the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea hotels. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

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

In 2010, we paid $0.5 million for a $5.0 million mortgage loan secured by the 101-room boutique hotel known as Twelve Atlantic Station in Atlanta, Georgia. As the expected cash flows from the loan have not been reasonably probable and estimable, we accounted for this loan using the cost-recovery method, which reduced the carrying value of this loan to $0.2 million as of December 31, 2012. The mortgage loan was in default at its maturity date in November 2012, causing us to reserve the $0.2 million balance on our balance sheet at December 31, 2012. In June 2014, the loan was restructured as a 7.0% $1.125 million mortgage loan, maturing the earlier of June 2015 or upon disposition of the hotel. Due to uncertainty about the timing and amount of cash flows expected to be collected, the restructured loan will not be accreted to its face value and has been placed on nonaccrual status. The carrying value of this restructured loan on our balance sheet is zero as of December 31, 2014.

In conjunction with our January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota, we retained a $25.0 million preferred equity investment in the four hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the preferred equity investment is redeemed. The preferred equity investment is recorded at face value on our consolidated balance sheet, net of the deferred gain, resulting in a net book value of zero on our consolidated balance sheet as of December 31, 2014.

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

We periodically review the fair value of each of our hotels, BuyEfficient and goodwill for possible impairment. We did not identify any properties or other assets with indicators of impairment during 2014, 2013 or 2012. In 2011, however, we recognized an impairment loss of $1.5 million to discontinued operations to reduce the carrying value of our commercial laundry facility in Salt Lake City, Utah to its fair value based on proceeds received on the sale of the commercial laundry facility in July 2011. In addition, we recognized an impairment loss of $10.9 million in 2011 to reduce the carrying value of a note receivable from the purchaser of the Royal Palm Miami Beach (the “Royal Palm note”) to its fair value based on proceeds received from the sale of the Royal Palm note in October 2011. Our other hotels, BuyEfficient and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

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

A significant portion of our hotels are geographically concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2014, nine of the 30 hotels are located in California, which is the largest concentration of our hotels in any state, representing 31% of our rooms and 33% of the revenue generated by the 30 hotels during 2014. In addition, as of December 31, 2014, three of the 30 hotels are located in each of the States of New York, Illinois and Massachusetts, as well as in the greater Washington DC area. The three hotels located in New York represented 9% of our rooms and 13% of the revenue generated by the 30 hotels during 2014. The three hotels located in Illinois represented 8% of our rooms and 7% of the revenue generated by the 30 hotels during 2014. The three hotels located in Massachusetts represented 14% of our rooms and 14% of the revenue generated by the 30 hotels during 2014. The three hotels located in the greater Washington DC area represented 13% of our rooms and 12% of the revenue generated by the 30 hotels during 2014. The concentration of our hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in California, New York, Illinois, Massachusetts or the greater Washington DC area would disproportionately affect our hotel portfolio. The California, New York, Illinois, Massachusetts and the greater Washington DC area economies and tourism industries, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, New York, Illinois, Massachusetts and the greater Washington DC area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in California, New York, Illinois, Massachusetts and the greater Washington DC area could harm our revenue or increase our operating expenses.

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

As of December 31, 2014, all of the 30 hotels except the Boston Park Plaza were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels as a result of certain federal income tax restrictions on lodging REITs, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies may be altered resulting in reduced revenue or increased costs to our hotels. For example, a change in one of our third-party manager’s frequent traveler reward program during 2013 negatively impacted revenue at both our Doubletree Guest Suites Times Square and Hilton Times Square hotels. Future changes to our third-party manager’s frequent traveler program during 2015 could impact future revenues at our hotels.

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

As of December 31, 2014, our 30 hotels were managed as follows: Marriott 11 hotels; IHR six hotels; Highgate four hotels; Davidson two hotels; Hilton two hotels; Hyatt two hotels; and Crestline, Dimension and Fairmont one hotel each.  We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, one was entered into during 2014, three were entered into during each of the years 2013 and 2012, and four of these agreements were entered into during 2011.  If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

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

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2014, we invested $126.0 million on capital improvements to our hotels, and we expect this amount to increase in 2015 driven by renovations and repositionings at recently acquired hotels as part of our acquisition strategy. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Because nine of the 30 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of nine of the 30 hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2014, the terms of these ground, building and air leases (including renewal options) range from approximately 29 to 112 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground, building or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof exceeds available insurance proceeds.

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

We rely on our senior management team, the loss of whom could cause us to incur costs and harm our business.

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs, we could incur severance or other costs. In January 2015, our former Chief Executive Officer, Kenneth E. Cruse, left the Company, and our current President, John V. Arabia, was promoted to the additional role of Chief Executive Officer.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

•

general economic and business conditions,  including a U.S. recession or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

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

•	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

•	changes in our relationships with, and the performance and reputation of, our management companies and franchisors; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

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

The growth of alternative reservation channels could adversely affect our business and profitability.

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

Of the 30 hotels, nine are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessors, franchisors and managers. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

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

We obtain terrorism insurance as part of our all-risk property insurance program. However, our all-risk policies have limitations such as per occurrence limits and sublimits that might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (the “TRIA”) for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we may not have full replacement coverage for all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events), as well as for “certified” events, as our terrorism coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. To the extent we have property damage directly related to fire following a nuclear, biological or chemical incident, however, our coverage may extend to reimburse us for our losses. While the TRIA provides for the reimbursement of insurers for losses resulting from nuclear, biological and chemical perils, the TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

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

We may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. During 2013 and 2012, our use of net operating loss carryforwards resulted in federal alternative minimum tax and state income tax expense (where our use of net operating loss carryforwards was either limited or unavailable) totaling $1.9 million and $1.1 million, respectively. We did not use any net operating loss carryforwards during 2014.

We may also be subject to state and local taxes on our income or property at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or may undergo future tax audits. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

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

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2014, our closing daily stock price fluctuated from a low of $12.46 to a high of $17.17. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•	a U.S. recession impacting the market for common equity generally;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;

•	the trading volumes of our stock;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock;

•	the addition or departure of board members or senior management;

•	disputes with any of our lenders or managers or franchisors; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

We paid a quarterly cash dividend of $0.50 per share to the stockholders of our Series D cumulative redeemable preferred stock, or the Series D preferred stock, in each of January, April, July and October 2014. We also paid a cash dividend of $0.05 per share to the stockholders of our common stock in each of January, April, July and October 2014. In October 2014, our board of directors authorized the payment of a quarterly cash dividend of $0.50 per share to our Series D preferred stockholders, and a quarterly dividend of $0.36 per share to our common stockholders payable in cash or stock, at the stockholders’ election (subject to a limit on the total amount of cash that may be paid). We paid such dividends in January 2015.  Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections,  expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2015. To the extent that expected regular quarterly dividends for 2015 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2016, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS, including for both tax years 2014 and 2015, regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. In the future, however, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. On July 17, 2014 we filed a prospectus supplement relating to the possible resale by certain selling security holders of up to 4,034,970 shares of our common stock issued in connection with our acquisition of the Marriott Wailea. In addition, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans or pursuant to securities we may issue that are convertible into shares of our common stock or securities that are exchangeable for shares of our common stock.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to our 30 hotels as of December 31, 2014:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,054	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	187	IHR
Doubletree Guest Suites Times Square (2)	New York City	New York	Upper Upscale	Full Service	468	Highgate
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Davidson
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	250	Dimension
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Hyatt Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	407	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	803	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	496	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Wailea	Wailea	Hawaii	Upper Upscale	Full Service	541	Marriott
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	501	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at Sea World ® (4)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Sheraton Cerritos (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR

Total number of rooms					14,303

(1)	As defined by Smith Travel Research.
(2)	Subject to a ground, building or air lease with an unaffiliated third party.
(3)	75% ownership interest.
(4)	85% ownership interest.

In addition to the hotel properties listed above, as of December 31, 2014, we also owned one undeveloped parcel of land in Craig, Colorado.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, DC. The following tables summarize our 30 hotels by region as of December 31, 2014, and the operating statistics by region for 2014,  2013 and 2012, including prior ownership results for the 2014 acquisition (Marriott Wailea), the 2013 acquisitions (Hilton New Orleans St. Charles, Boston Park Plaza and Hyatt Regency San Francisco), and the 2012 acquisitions (Hyatt Chicago Magnificent Mile and Hilton Garden Inn Chicago Downtown/Magnificent Mile).

			Percentage of 2014
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	9	4,449	32.6%
Other West (2)	5	1,859	11.1%
Midwest (3)	3	1,148	6.9%
East (4)	13	6,847	49.4%

Total	30	14,303	100.0%

	2014			2013			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	84.9%	$186.99	$158.75	83.4%	$175.21	$146.13	150	bps	6.7%	8.6%
Other West (2)	81.1%	$171.77	$139.31	79.9%	$162.38	$129.74	120	bps	5.8%	7.4%
Midwest (3)	80.5%	$195.24	$157.17	79.8%	$179.57	$143.30	70	bps	8.7%	9.7%
East (4)	81.5%	$205.21	$167.25	78.9%	$201.18	$158.73	260	bps	2.0%	5.4%
Weighted average	82.4%	$194.31	$160.11	80.5%	$186.11	$149.82	190	bps	4.4%	6.9%
Weighted average adjusted for change in Marriott calendar (5)	82.4%	194.31	160.11	80.5%	$186.24	$149.92	190	bps	4.3%	6.8%

	2013			2012			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	83.4%	$175.21	$146.13	81.2%	$169.45	$137.59	220	bps	3.4%	6.2%
Other West (2)	79.9%	$162.38	$129.74	81.3%	$157.33	$127.91	(140)	bps	3.2%	1.4%
Midwest (3)	79.8%	$179.57	$143.30	81.7%	$171.25	$139.91	(190)	bps	4.9%	2.4%
East (4)	78.9%	$201.18	$158.73	78.8%	$197.64	$155.74	10	bps	1.8%	1.9%
Weighted average	80.5%	$186.11	$149.82	80.1%	$181.12	$145.08	40	bps	2.8%	3.3%
Weighted average adjusted for change in Marriott calendar (5)	80.5%	$186.24	$149.92	80.1%	$181.02	$145.00	40	bps	2.9%	3.4%

(1)	All but one of these hotels are located in Southern California.
(2)	Includes Hawaii, Oregon, Texas and Utah.
(3)	Includes Illinois.
(4)	Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.
(5)

Weighted average adjusted for change in Marriott calendar include the effects of removing three additional days (December 29, 2012 through December 31, 2012) from Marriott's fiscal 2013 calendar and adding two additional days (December 29, 2012 through December 31, 2012 less December 31, 2011) to Marriott's fiscal 2012 calendar for ten of the Company's Marriott-managed hotels.

Item 3.Legal Proceedings

We are involved from time to time in various claims and legal actions in the ordinary course of our business. We do not believe that the resolution of any such pending legal matters will have a material adverse effect on our financial position or results of operations when resolved.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 12, 2015, the last reported price per share of common stock on the NYSE was $17.63. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2013:
First Quarter	$12.31	$11.02	$—
Second Quarter	$13.09	$11.14	$—
Third Quarter	$13.49	$11.87	$0.05
Fourth Quarter	$14.06	$12.50	$0.05
2014:
First Quarter	$14.00	$12.46	$0.05
Second Quarter	$15.25	$13.22	$0.05
Third Quarter	$15.17	$13.71	$0.05
Fourth Quarter	$17.17	$13.42	$0.36	(1)

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Subject to certain limitations, we intend to make dividends on our stock in amounts equivalent to 100% of our annual taxable income. The level of any future dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2015. To the extent that expected regular quarterly dividends for 2015 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2016, which dividend may be paid in cash and/or shares of common stock.  Any future common stock dividends may be comprised of cash only, or a combination of cash and stock, consistent with Internal Revenue Service guidelines.

As of February 9, 2015, we had approximately 23 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2014 Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2014 — October 31, 2014	—	$—	—
November 1, 2014 — November 30, 2014	—	$—	—
December 1, 2014 — December 31, 2014	—	$—	—
Total	—			$100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of December 31, 2014, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Item 6.Selected Financial Data

The following table sets forth selected financial information for the Company that has been derived from the consolidated financial statements and notes. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
Operating Data ($ in thousands):
REVENUES
Room	$811,709	$653,955	$576,146	$501,183	$351,039
Food and beverage	259,358	213,346	200,810	175,103	138,188
Other operating	70,931	56,523	52,128	45,508	26,373
Total revenues	1,141,998	923,824	829,084	721,794	515,600
OPERATING EXPENSES
Room	214,899	170,361	147,932	128,225	92,101
Food and beverage	180,053	147,713	139,106	126,139	98,889
Other operating	21,012	16,819	16,162	14,004	11,535
Advertising and promotion	54,992	47,306	42,474	37,226	27,326
Repairs and maintenance	45,901	35,884	32,042	29,067	22,608
Utilities	34,141	27,006	25,596	25,537	19,117
Franchise costs	38,271	32,932	30,067	25,595	18,032
Property tax, ground lease and insurance	84,665	79,004	66,830	58,010	35,280
Property general and administrative	126,737	103,454	94,642	85,293	61,753
Corporate overhead	28,739	26,671	24,316	25,453	21,751
Depreciation and amortization	155,845	137,476	130,907	113,708	79,633
Impairment loss	—	—	—	10,862	—
Total operating expenses	985,255	824,626	750,074	679,119	488,025
Operating income	156,743	99,198	79,010	42,675	27,575
Equity in net earnings of unconsolidated joint ventures	—	—	—	21	555
Interest and other income	3,479	2,821	297	3,115	112
Interest expense	(72,315)	(72,239)	(76,821)	(74,195)	(58,931)
Loss on extinguishment of debt	(4,638)	(44)	(191)	—	—
Gain on remeasurement of equity interests	—	—	—	69,230	—
Income (loss) before income taxes and discontinued operations	83,269	29,736	2,295	40,846	(30,689)
Income tax provision	(179)	(8,145)	(1,148)	—	—
Income (loss) from continuing operations	83,090	21,591	1,147	40,846	(30,689)
Income from discontinued operations	4,849	48,410	48,410	40,453	69,231

NET INCOME	87,939	70,001	49,557	81,299	38,542
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)	(312)	—
Distributions to non-controlling interest	(32)	(32)	(31)	(30)	—
Preferred stock dividends, redemption charges and accretion	(9,200)	(19,013)	(29,748)	(27,321)	(20,652)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$72,031	$46,943	$18,017	$53,636	$17,890
Income (loss) from continuing operations available (attributable) to common stockholders per diluted common share	$0.34	$(0.01)	$(0.24)	$0.11	$(0.52)
Dividends declared per common share	$0.51	$0.10	$—	$—	$—
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,538,129	$3,231,382	$2,681,877	$2,532,232	$1,666,180
Total assets	$3,924,965	$3,508,798	$3,136,675	$3,101,240	$2,436,106
Total debt (1)	$1,429,292	$1,404,075	$1,363,389	$1,416,890	$973,810
Total liabilities	$1,656,131	$1,556,399	$1,517,362	$1,675,946	$1,236,807
Equity	$2,268,834	$1,952,399	$1,519,313	$1,325,294	$1,099,299

(1)	Does not include hotels or debt which have been reclassified to discontinued operations, or which have been classified as held for sale.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report.

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

We own primarily upper upscale hotels in the United States. As of December 31, 2014, we had interests in 30 hotels, which are currently held for investment (the “30 hotels”). Of the 30 hotels, we classify 27 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2014, all but one (the Marriott Wailea) of our 30 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 30 hotel portfolio average 477 rooms in size.

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

We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated return expectations. In connection with this strategy, during the past four years, we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sales prices, the combined asset value of these 10 hotels totals $547.2 million, or $182,000 per key. In addition, during the past four years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; and a commercial laundry facility located in Rochester, Minnesota in January 2013 (together with the Rochester Hotels, the “Rochester Portfolio”).

2014 Highlights

In February 2014, we entered into separate Equity Distribution Agreements with Wells Fargo Securities LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated (the “Managers”). Under the terms of the agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During 2014, we received $21.0 million in net proceeds from the issuance of 1,352,703 shares of our common stock pursuant to the agreements.

In June 2014, we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million. Prior to our acquisition, the land was leased to us by a third party.

Also in June 2014, we issued 18,000,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $262.5 million, which were used to acquire the Marriott Wailea in July 2014.

In July 2014, we purchased the 544-room Marriott Wailea for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of our common stock issued directly to the seller. The acquisition was funded with proceeds received from our June 2014 common stock offering, and 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share). Subsequent to our acquisition, three rooms were temporarily taken out of service, leaving 541 rooms available to sell.

In August 2014, we amended the non-recourse mortgage secured by the Hilton San Diego Bayfront. The loan amendment extends the maturity date from April 2016 to August 2019, and reduces the interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. The loan originally included a syndication of four lenders. One of the four lenders elected not to proceed with the amended loan, causing us to expense $0.5 million of the unamortized balance of the applicable deferred financing fees to loss on extinguishment of debt. In conjunction with the amendment, we paid additional deferred financing fees of $1.3 million to the three remaining lenders, which we are amortizing over the term of the refinanced debt. We also paid $0.1 million in loan fees to third parties, which we recorded as a component of interest expense.

In December 2014, we repaid the $38.9 million mortgage secured by the JW Marriott New Orleans, using proceeds received from a new $90.0 million mortgage secured by the JW Marriott New Orleans. The new loan extends the maturity date from September 2015 to December 2024. The new loan is subject to a 30-year amortization schedule, and reduces the interest rate from 5.45% under a related interest rate swap agreement to a fixed rate of 4.15%. In conjunction with our repayment of the original mortgage, we wrote off $39,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in our consolidated statements of operations, and we paid $0.6 million to terminate the related interest rate swap agreement. In addition, we paid deferred financing fees of $0.6 million related to the new loan, which we are amortizing over the term of the new loan.

Also in December 2014, we extinguished the $67.1 million mortgage secured by the Embassy Suites La Jolla for a total cost of $71.1 million,  and recorded a loss on extinguishment of debt of $4.0 million. The extinguishment was funded using proceeds received from a new $65.0 million mortgage secured by the Embassy Suites La Jolla, along with cash on hand. The new loan is subject to a 30-year amortization schedule, reduces the interest rate from a fixed rate of 6.6% to a fixed rate of 4.12%, and extends the maturity date from June 2019 to January 2025. In conjunction with our repayment of the original mortgage, we wrote off $43,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in our consolidated statements of operations. In addition, we paid deferred financing fees of $0.4 million related to the new loan, which we are amortizing over the term of the new loan.

As of December 31, 2014, the weighted average term to maturity of our debt is approximately four years, and 71.6% of our debt is fixed rate with a weighted average interest rate of 5.2%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligations based on variable rates at December 31, 2014, is 4.5%.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 30 hotels in which we have interests as of December 31, 2014. In addition, our Comparable Portfolio includes prior ownership results for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea;

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, operating revenue from BuyEfficient, and hotel space leased by third parties.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, management fees and other costs. Additionally, this category includes general and administrative expenses  from BuyEfficient;

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

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the Preferred Equity Investment, as well as any energy rebates we have received or any gains or losses we have recognized on sales of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, accretion of our Operating Partnership’s 4.6% exchangeable senior notes (the “Senior Notes”) that were repurchased in 2013, amortization of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•	Loss on extinguishment of debt, which includes losses we recognized on amendments or early repayments of mortgages or other debt obligations;

•

Income tax provision, which includes federal and state income taxes charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Distributions to non-controlling interest, which includes preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees; and

•

Preferred stock dividends and redemption charges, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) until their redemption in March 2013, Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) until their redemption in May 2013, and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2012, our Comparable Portfolio RevPAR increased 6.2% as compared to 2011, with a 260 basis point increase in portfolio occupancy. These improving demand trends continued in 2013 and 2014. As a result, our Comparable Portfolio RevPAR increased 3.3% in 2013 as compared to 2012, and 6.9% in 2014 as compared to 2013. Comparable Portfolio occupancy increased 40 basis points in 2013 as compared to 2012, and increased an additional 190 basis points in 2014 as compared to 2013. Our operating statistics improved in 2013 as compared to 2012, even as four of our hotels were under major renovations during the first half of 2013, causing limited occupancy. These major renovations were substantially completed during the third quarter of 2013. While a portion of the improvement in our operating statistics in 2014 as compared to 2013 was due to occupancy improvements at the four hotels under renovation during 2013, this improvement was muted by the negative impact of renovations at four of our hotels during 2014. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. Historically, cyclical troughs are followed by extended periods of relatively strong demand, resulting in a cyclical lodging growth phase. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and therefore drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and financial crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. In aggregate, we expect the U.S. hotel supply will remain slightly below historic levels over the next few years. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington DC and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. In 2013, our Comparable Portfolio RevPAR index decreased 60 basis points as compared to the same period in 2012 due to several capital investment programs at our hotels. In 2014, our Comparable Portfolio RevPAR index increased by 120 basis points as compared to the same period in 2013 due in part to a reduction in renovation displacement and the effect of newly-implemented resort fees in 2014.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses while maintaining guest experience and hotel employee satisfaction. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2014 and 2013, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes the 30 hotels (14,303 rooms) as of December 31, 2014 and 29 hotels (13,744 rooms) as of December 31, 2013. No hotels were classified as discontinued operations during 2014, however, adjustments were recognized during 2014 related to hotels sold during 2004 through 2013. Discontinued Operations for 2013 includes the Rochester Portfolio (1,222 rooms).

	2014	2013	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$811,709	$653,955	$157,754	24.1%
Food and beverage	259,358	213,346	46,012	21.6%
Other operating	70,931	56,523	14,408	25.5%
Total revenues	1,141,998	923,824	218,174	23.6%
OPERATING EXPENSES
Hotel operating	673,934	557,025	116,909	21.0%
Property general and administrative	126,737	103,454	23,283	22.5%
Corporate overhead	28,739	26,671	2,068	7.8%
Depreciation and amortization	155,845	137,476	18,369	13.4%
Total operating expenses	985,255	824,626	160,629	19.5%
Operating income	156,743	99,198	57,545	58.0%
Interest and other income	3,479	2,821	658	23.3%
Interest expense	(72,315)	(72,239)	(76)	(0.1)%
Loss on extinguishment of debt	(4,638)	(44)	(4,594)	(10,440.9)%
Income before income taxes and discontinued operations	83,269	29,736	53,533	180.0%
Income tax provision	(179)	(8,145)	7,966	97.8%
Income from continuing operations	83,090	21,591	61,499	284.8%
Income from discontinued operations	4,849	48,410	(43,561)	(90.0)%
NET INCOME	87,939	70,001	17,938	25.6%
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(2,663)	(66.4)%
Distributions to non-controlling interest	(32)	(32)	—	—%
Preferred stock dividends and redemption charges	(9,200)	(19,013)	9,813	51.6%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$72,031	$46,943	$25,088	53.4%

The following table presents our operating results for our total portfolio for the years ended December 31, 2013 and 2012, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations, and includes continuing operations for 29 hotels (13,744 rooms) as of December 31, 2013 and 26 hotels (11,632 rooms) as of December 31, 2012, as well as discontinued operations for the Rochester portfolio  (1,222 rooms) as of December 31, 2013 and 8 hotels (2,342 rooms) as of December 31, 2012.

	2013	2012	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$653,955	$576,146	$77,809	13.5%
Food and beverage	213,346	200,810	12,536	6.2%
Other operating	56,523	52,128	4,395	8.4%
Total revenues	923,824	829,084	94,740	11.4%
OPERATING EXPENSES
Hotel operating	557,025	500,209	56,816	11.4%
Property general and administrative	103,454	94,642	8,812	9.3%
Corporate overhead	26,671	24,316	2,355	9.7%
Depreciation and amortization	137,476	130,907	6,569	5.0%
Total operating expenses	824,626	750,074	74,552	9.9%
Operating income	99,198	79,010	20,188	25.6%
Interest and other income	2,821	297	2,524	849.8%
Interest expense	(72,239)	(76,821)	4,582	6.0%
Loss on extinguishment of debt	(44)	(191)	147	77.0%
Income before income taxes and discontinued operations	29,736	2,295	27,441	1,195.7%
Income tax provision	(8,145)	(1,148)	(6,997)	(609.5)%
Income from continuing operations	21,591	1,147	20,444	1,782.4%
Income from discontinued operations	48,410	48,410	—	—%
NET INCOME	70,001	49,557	20,444	41.3%
Income from consolidated joint venture attributable to non-controlling interest	(4,013)	(1,761)	(2,252)	(127.9)%
Distributions to non-controlling interest	(32)	(31)	(1)	(3.2)%
Preferred stock dividends and redemption charges	(19,013)	(29,748)	10,735	36.1%
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$46,943	$18,017	$28,926	160.5%

Operating Statistics. The following tables include comparisons of the key operating metrics for our Comparable Portfolio, including prior ownership results as applicable for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea.

	2014			2013			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	82.4%	$194.31	$160.11	80.5%	$186.11	$149.82	190	bps	4.4%	6.9%
Marriott Adjusted Comparable Portfolio (1)	82.4%	$194.31	$160.11	80.5%	$186.24	$149.92	190	bps	4.3%	6.8%

	2013			2012			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	80.5%	$186.11	$149.82	80.1%	$181.12	$145.08	40	bps	2.8%	3.3%
Marriott Adjusted Comparable Portfolio (1)	80.5%	$186.24	$149.92	80.1%	$181.02	$145.00	40	bps	2.9%	3.4%
Marriott Adjusted Comparable Portfolio excluding Boston Park Plaza (2)	80.2%	$188.03	$150.80	79.8%	$181.93	$145.18	40	bps	3.4%	3.9%

(1)

Includes the Comparable Portfolio adjusted for the effects of converting the operating statistics for ten of our Marriott-managed hotels from a 13-period basis as reported in 2012 to a standard 12-month calendar basis.

(2)

Includes the Comparable Portfolio adjusted for the change in Marriott’s calendar as noted in the above footnote, and adjusted to exclude the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013.

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

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Marriott Wailea. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

The following table reconciles our net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the years ended December 31, 2014,  2013 and 2012 (in thousands):

	2014	2013	2012
Net income	$87,939	$70,001	$49,557
Operations held for investment:
Depreciation and amortization	155,845	137,476	130,907
Amortization of lease intangibles	4,113	4,112	4,113
Interest expense	72,315	72,239	76,821
Income tax provision	179	8,145	1,148
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)
Depreciation and amortization	(3,335)	(3,956)	(5,685)
Interest expense	(2,020)	(2,341)	(2,477)
Discontinued operations:
Depreciation and amortization	—	—	13,164
Amortization of lease intangibles	—	—	14
Interest expense	—	99	6,490
EBITDA	308,360	281,762	272,291

Operations held for investment:
Amortization of deferred stock compensation	6,221	4,858	3,466
Amortization of favorable and unfavorable contracts, net	166	320	206
Non-cash straightline lease expense	2,021	2,055	2,777
Capital lease obligation interest — cash ground rent	(1,404)	(1,404)	(819)
(Gain) loss on sale of assets, net	(93)	(12)	18
Loss on extinguishment of debt	4,638	44	191
Closing costs — completed acquisitions	541	1,678	1,965
Lawsuit settlement costs, net	—	358	158
Prior year property tax and CAM adjustments, net	(3,305)	106	621
Property-level restructuring costs	675	—	623
Non-controlling interests:
Non-cash straightline lease expense	(450)	(450)	(450)
Prior year property tax adjustments, net	696	—	(202)
Loss on extinguishment of debt	(133)	—	—
Discontinued operations:
Gain on sale of assets, net	(5,199)	(51,620)	(38,292)
Loss on extinguishment of debt	—	3,115	—
Lawsuit reversal costs	—	—	(48)
	4,374	(40,952)	(29,786)
Adjusted EBITDA	$312,734	$240,810	$242,505

Adjusted EBITDA was $312.7 million in 2014 as compared to $240.8 million in 2013 and $242.5 million in 2012.  Adjusted EBITDA increased $71.9 million in 2014 as compared to 2013 in part due to additional earnings generated by the three hotels we acquired in 2013 and the one hotel we acquired in 2014 (the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Regency San Francisco in December 2013 and the Marriott Wailea in July 2014, together the “four 2013-2014 acquired hotels”), combined with an increase in earnings at four of our hotels which were undergoing major renovations during the first half of 2013 (the Hilton Times Square, the Hyatt Chicago Magnificent Mile, the Hyatt Regency Newport Beach and the Renaissance Westchester, together the “four 2013 renovation hotels”). These increases were partially offset by a decrease in earnings at two of our hotels which were undergoing major renovations during the first quarter of 2014 (the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Long Beach, together the “two 2014 renovation hotels”), combined with decreases in earnings at the Hyatt Regency San Francisco and the Boston Park Plaza, which were undergoing major renovations during the first half and fourth quarter of 2014, respectively.

Adjusted EBITDA decreased $1.7 million in 2013 as compared to 2012 as additional earnings generated by the two hotels we acquired in 2012 and the three hotels we acquired in 2013  (the Hyatt Chicago Magnificent Mile in June 2012, the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013 and the Hyatt Regency San Francisco in December 2013, together the “five 2012-2013 acquired hotels”) were mostly offset by a decrease in earnings caused by major renovations at the four 2013 renovation hotels. These renovations were substantially completed by June 30, 2013.

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

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Marriott Wailea. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•

Other adjustments: we exclude other adjustments such as lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, departmental closing costs, including severance, and income tax benefits or provisions associated with the application of net operating loss carryforwards because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our net income to FFO and Adjusted FFO available to common stockholders for our hotel portfolio for the years ended December 31, 2014,  2013 and 2012 (in thousands):

	2014	2013	2012
Net income	$87,939	$70,001	$49,557
Operations held for investment:
Real estate depreciation and amortization	154,253	136,047	129,668
Amortization of lease intangibles	4,113	4,112	4,113
(Gain) loss on sale of assets, net	(93)	(12)	18
Non-controlling interests:
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)
Real estate depreciation and amortization	(3,335)	(3,956)	(5,685)
Discontinued operations:
Real estate depreciation and amortization	—	—	13,164
Amortization of lease intangibles	—	—	14
Gain on sale of assets, net	(5,199)	(51,620)	(38,292)
FFO	231,002	150,559	150,796

Operations held for investment:
Preferred stock dividends and redemption charges	(9,200)	(19,013)	(29,748)
Amortization of favorable and unfavorable contracts, net	166	320	206
Non-cash straightline lease expense	2,021	2,055	2,777
Write-off of deferred financing fees	—	—	3
Non-cash interest related to (gain) loss on derivatives, net	(529)	(525)	406
Loss on extinguishment of debt	4,638	44	191
Closing costs — completed acquisitions	541	1,678	1,965
Lawsuit settlement costs, net	—	358	158
Prior year property tax and CAM adjustments, net	(3,305)	106	621
Property-level restructuring costs	675	—	623
Income tax (benefit) provision related to prior years	(762)	8,145	1,148
Preferred stock redemption charges	—	4,770	—
Non-controlling interests:
Non-cash straightline lease expense	(450)	(450)	(450)
Non-cash interest related to loss on derivative	—	(3)	(1)
Prior year property tax adjustments, net	696	—	(202)
Loss on extinguishment of debt	(133)	—	—
Discontinued operations:
Loss on extinguishment of debt	—	3,115	—
Write-off of deferred financing fees	—	—	185
Lawsuit reversal costs	—	—	(48)
	(5,642)	600	(22,166)
Adjusted FFO available to common stockholders	$225,360	$151,159	$128,630

Adjusted FFO available to common stockholders was $225.4 million in 2014 as compared to $151.2 million in 2013 and $128.6 million in 2012.  Adjusted FFO available to common stockholders increased $74.2 million in 2014 as compared to 2013 in part due to additional earnings generated by the four 2013-2014 acquired hotels, combined with an increase in earnings at the four 2013 renovation hotels. In addition, Adjusted FFO available to common stockholders increased during 2014 as compared to 2013 due to a decrease in preferred stock dividends and redemption charges. These increases were partially offset by a decrease in earnings at the two 2014 renovation hotels, combined with decreases in earnings at the Hyatt Regency San Francisco and the Boston Park Plaza, which were undergoing major renovations during the first half and fourth quarter of 2014, respectively.

Adjusted FFO available to common stockholders increased $22.5 million in 2013 as compared to 2012 due to additional earnings generated by the five 2012-2013 acquired hotels, combined with a decrease in preferred stock dividends and interest expense. These increases to Adjusted FFO available to common stockholders were partially offset by a decrease in earnings caused by major renovations at the four 2013 renovation hotels. These renovations were substantially completed by June 30, 2013.

Room revenue. Room revenue increased $157.8 million, or 24.1%, in 2014 as compared to 2013.  The four 2013-2014 acquired hotels contributed additional room revenue of $113.8 million during 2014. Room revenues at both the Boston Park Plaza and the Hyatt Regency San Francisco were negatively impacted during 2014 by major renovations, which caused 9,080 room nights to be out of service, displacing approximately $2.6 million in room revenue based on the hotels achieving a combined potential 80.8% occupancy rate and RevPAR of $187.97 without the renovations. Room revenue generated by the 26 hotels we owned prior to January 1, 2013 (our “existing portfolio”) increased $45.5 million during 2014 as compared to 2013 due to increases in both occupancy ($19.2 million) and ADR ($26.3 million). The increases in occupancy and ADR were driven by an additional 68,236 group room nights, combined with an additional 39,230 transient room nights. Room revenue in our existing portfolio was negatively impacted during 2014 by major renovations at the two 2014 renovation hotels. These major renovations caused a total of 5,141 room nights to be out of service during the first quarter of 2014, displacing approximately $0.5 million in room revenue based on the hotels achieving a combined potential 69.5% occupancy rate and RevPAR of $90.00 without the renovations. In comparison, the 2013 displacement experienced by the four 2013 renovation hotels caused a total of 40,287 room nights to be out of service during 2013, displacing approximately $7.7 million in room revenue based on the hotels achieving a combined potential 79.9% occupancy rate and RevPAR of $159.02 without the renovations.

Partially offsetting the increase in our existing portfolio’s room revenue during 2014 as compared to 2013, room revenue decreased as a result of a change in the financial reporting calendar used by Marriott, one of our third-party managers. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar. However, due to the timing of Marriott’s fiscal 2012 year-end of December 28, 2012, Marriott’s fiscal 2013 includes three additional days, December 29, 2012 through December 31, 2012. These three additional days in fiscal 2013 generated approximately $1.6 million more in room revenue for ten of our Marriott-managed hotels during 2013 as compared to 2014.

Room revenue increased $77.8 million, or 13.5%, in 2013 as compared to 2012.  The five 2012-2013 acquired hotels contributed additional room revenue of $54.3 million during 2013. Room revenue at the Hyatt Chicago Magnificent Mile was negatively impacted during 2013 by a major renovation, which caused 13,601 room nights to be out of service, displacing approximately $2.4 million in room revenue based on the hotel achieving a potential 74.9% occupancy rate and RevPAR of $127.70 without the renovation. In addition, room revenue increased during 2013 as compared to the same period in 2012 due to a change in the financial reporting calendar used by Marriott. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar, which caused there to be an additional three days and approximately $1.6 million more in room revenue for ten of our Marriott-managed hotels during 2013 as compared to 2012. Room revenue generated by the 24 hotels we owned prior to January 1, 2012 (our “prior year existing portfolio”) increased $21.9 million during 2013 as compared to 2012 due to increases in both occupancy ($7.7 million) and ADR ($14.2 million). The increases in occupancy and ADR were driven by an additional 58,248 transient room nights, partially offset by 14,435 fewer group room nights. Room revenue in our prior year existing portfolio was negatively impacted during 2013 by major renovations at three hotels in our prior year existing portfolio: the Hilton Times Square; the Hyatt Regency Newport Beach; and the Renaissance Westchester. These major renovations caused a total of 26,686 room nights to be out of service during 2013, displacing approximately $5.2 million in room revenue based on these three hotels achieving a combined potential 81.6% occupancy rate and RevPAR of $169.76 without the renovations. This 2013 displacement compares to our 2012 displacement caused by major renovations at the Renaissance Washington DC and the Hyatt Regency Newport Beach. The major renovation at the Renaissance Washington DC caused 13,656 room nights to be out of service during the last six months of 2012, displacing approximately $2.9 million in room revenue based on the hotel achieving a potential 72.7% occupancy rate and RevPAR of $148.24 without the renovation. The major renovation at the Hyatt Regency Newport Beach caused 4,333 room nights to be out of service during the last two months of 2012, displacing approximately $0.5 million in room revenue based on the hotel achieving a potential 85.0% occupancy rate and RevPAR of $110.96 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $46.0 million, or 21.6%, in 2014 as compared to 2013. Our four 2013-2014 acquired hotels contributed an additional $29.0 million to food and beverage revenue during 2014. Food and beverage revenue in our existing portfolio increased $17.6 million in 2014 as compared to 2013, primarily due to increased banquet and outlet revenue at the majority of our hotels due to the increases in occupancy and group room nights. In addition, food and beverage revenue increased in our existing portfolio during 2014 as the negative impact from the two 2014 renovation hotels during 2014 was much less than the negative impact from the four 2013 renovation hotels during 2013. These increases in food and beverage revenue during 2014 as compared to 2013 were partially offset by Marriott’s additional three days in the first quarter 2013, which generated approximately $0.6 million in food and beverage revenue for ten of our Marriott-managed hotels during 2013 as compared to 2014.

Food and beverage revenue increased $12.5 million, or 6.2%, in 2013 as compared to 2012. The five 2012-2013 acquired hotels contributed an additional $11.3 million to food and beverage revenue during 2013, though food and beverage revenue generated by the Hyatt Chicago Magnificent Mile was negatively affected by the hotel’s major renovation. Marriott’s additional three days in 2013 generated approximately $0.6 million in food and beverage revenue for ten of our Marriott-managed hotels during 2013 as compared to 2012. Food and beverage revenue in our prior year existing portfolio increased $0.6 million during 2013 as compared to 2012, due to increased outlet and room service revenue caused by the increase in occupancy, partially offset by decreased banquet revenue at several of our hotels caused by 14,435 fewer group room nights, as well as the negative impact of the renovations at the Hilton Times Square, the Hyatt Regency Newport Beach and the Renaissance Westchester. The decrease in group room nights during 2013 as compared to 2012 was further exaggerated by the fact that the type of group shifted from corporate and citywide business with a higher number of banquet functions during the first few months of 2012 to associations with fewer banquet functions during the first few months of 2013. The decrease in food and beverage revenue in our existing portfolio was partially offset by increased revenue generated during 2013 by the Renaissance Washington DC, which was under a major renovation during 2012, causing revenue to decrease in outlets, banquets and room service during 2012.

Other operating revenue. Other operating revenue increased $14.4 million, or 25.5%, in 2014 as compared to 2013. Our four 2013-2014 acquired hotels contributed an additional $9.3 million to other operating revenue during 2014. In addition, BuyEfficient’s revenue increased $0.4 million during 2014 as compared to 2013 due to increased transaction fees. Other operating revenue in our existing portfolio increased $4.7 million in 2014 as compared to 2013, primarily due to our resort fee charges beginning in 2014 at two of our existing hotels, which generated $2.5 million during 2014. In addition, other operating revenue grew in our existing portfolio as increased parking, spa and third-party lease revenue was only partially offset by decreased telephone/internet revenue, cancellation and attrition revenue.

Other operating revenue increased $4.4 million, or 8.4%, in 2013 as compared to 2012. Our five 2012-2013 acquired hotels contributed an additional $3.5 million to other operating revenue during 2013. In addition, BuyEfficient’s revenue increased $0.5 million during 2013 as compared to 2012 due to increased transaction and development fees. Other operating revenue in our prior year existing portfolio increased $0.4 million during 2013 as compared to 2012, due to Marriott’s three additional days during 2013, combined with increased parking and spa revenue. These increases were partially offset by decreased telephone/internet revenue, cancellation, attrition, and third-party lease revenue.

Hotel operating expenses.  Hotel operating expenses increased $116.9 million, or 21.0%, in 2014 as compared to 2013. The four 2013-2014 acquired hotels contributed an additional $96.7 million to hotel operating expenses during 2014. Hotel operating expenses in our existing portfolio increased $20.2 million during 2014 as compared to 2013, primarily due to the corresponding increases in room, food and beverage and parking revenue. In addition, hotel operating expenses in our existing portfolio increased in 2014 as compared to 2013 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion and repairs and maintenance due to increased payroll and related expenses; utility expense due to increased rates at several of our hotels, combined with increased usage due to the extremely cold winter in the Midwest and East; and ground lease expense due to higher percentage rent at several of our hotels caused by the increase in revenue. The increases in our existing portfolio’s hotel operating expenses during 2014 as compared to 2013 were slightly offset by lower property taxes, which decreased due to appeal refunds received at several of our hotels, as well as by the inclusion of three additional days of expense for ten of the Marriott-managed hotels during 2013 as compared to 2014.

Hotel operating expenses increased $56.8 million, or 11.4%, in 2013 as compared to 2012. The five 2012-2013 acquired hotels contributed $46.3 million to hotel operating expenses during 2013. Hotel operating expenses in our prior year existing portfolio increased $10.5 million during 2013 as compared to 2012, primarily related to the corresponding increase in room revenue, combined with the Marriott-managed hotels’ three additional days in 2013 as compared to 2012. In addition, hotel operating expenses in our prior year existing portfolio increased during 2013 as compared to 2012 due to increases in property taxes, property and liability insurance premiums and ground lease expense.

Property general and administrative expense.  Property general and administrative expense increased $23.3 million, or 22.5% in 2014 as compared to 2013. The four 2013-2014 acquired hotels contributed an additional $16.2 million to property general and administrative expense during 2014. Property general and administrative expense in our existing portfolio increased $7.1 million during 2014 as compared to 2013, primarily due to increased management fees, credit and collection expenses, payroll and related expenses, contract and professional fees, and licenses and permits expenses due to the increase in revenue, partially offset by decreased security and sales tax audit expenses. In addition, property general and administrative expenses in our existing portfolio decreased during 2014 as compared to 2013 due to the Marriott-managed hotels’ three additional days in 2013 as compared to 2014.

Property general and administrative expense increased $8.8 million, or 9.3%, in 2013 as compared to 2012. The five 2012-2013 acquired hotels contributed $7.6 million to property general and administrative expense during 2013. In addition, BuyEfficient contributed an additional $0.2 million in property general and administrative expense during 2013 as compared to 2012 due to increases in payroll and related expenses, including deferred stock compensation expense. Property general and administrative expense in our prior year existing portfolio increased $1.0 million during 2013 as compared to 2012, primarily due to the Marriott-managed hotels’ three additional days in 2013 as compared to 2012, combined with increased management fees, and credit and collection expenses due to the increase in revenue. Property general and administrative expenses also increased due to higher costs related to licenses and permits, and security expenses, partially offset by decreased payroll and related costs, contract and professional fees, employee relations, recruitment, training, sales tax audit fees, operating supplies and travel.

Corporate overhead expense.  Corporate overhead expense increased $2.1 million, or 7.8%, in 2014 as compared to 2013, primarily due to increased payroll and related expenses ($1.8 million), deferred stock compensation expense ($1.5 million), and legal, employee relations and donations expenses ($0.4 million), partially offset by decreased due diligence expense ($1.1 million), entity-level state franchise and minimum taxes ($0.3 million) and contract and professional fees ($0.2 million). Due diligence expense decreased during 2014 versus 2013 as we recognized $0.6 million of due diligence costs related to our completed acquisitions and an additional $0.1 million related to in-process or abandoned projects during 2014, whereas during 2013 we recognized $1.7 million of due diligence costs related to our completed acquisitions, and an additional $0.1 million related to in-process or abandoned projects.

Corporate overhead expense increased $2.4 million, or 9.7%, in 2013 as compared to 2012, primarily due to the following increases: payroll and related expenses ($1.0 million); deferred stock compensation ($1.3 million); contract and professional fees ($0.6 million); and legal, conferences, travel and entity-level state franchise and minimum taxes ($0.7 million). These increases were partially offset by a $1.1 million decrease in acquisition and due diligence costs and a $0.1 million decrease in donations. During 2013, we incurred acquisition and due diligence costs of $1.7 million related to our completed acquisitions, and an additional $0.1 million related to in-process or abandoned projects. During 2012, we incurred acquisition and due diligence costs of $2.0 million related to our completed acquisitions, and an additional $0.9 million related to in-process or abandoned projects.

Depreciation and amortization expense.  Depreciation and amortization increased $18.4 million, or 13.4%, in 2014 as compared to 2013. The four 2013-2014 acquired hotels contributed an additional $21.7 million to depreciation and amortization during 2014. Depreciation and amortization expense in our existing portfolio decreased $3.3 million during 2014 as compared to 2013 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans, the Hilton San Diego Bayfront and the Hilton Garden Inn Chicago Downtown/Magnificent Mile that were fully amortized as of February 2013, April 2013 and December 2013, respectively. In addition the furniture, fixtures and equipment (“FF&E”) at some of our hotels was fully depreciated as of the end of 2013. These decreases in expense were partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Depreciation and amortization increased $6.6 million, or 5.0%, in 2013 as compared to 2012. The five 2012-2013 acquired hotels contributed $11.3 million to depreciation and amortization during 2013. Depreciation and amortization expense in our prior year existing portfolio decreased $4.7 million during 2013 as compared to 2012 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans and the Hilton San Diego

Bayfront that were fully amortized as of February 2013 and April 2013, respectively. This decrease in amortization was partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our prior year existing portfolio.

Interest and other income.  Interest and other income totaled $3.5 million in 2014, $2.8 million in 2013, and $0.3 million in 2012.  In 2014, we recognized $2.8 million in interest income on the Preferred Equity Investment, $0.4 million in energy rebates due to energy efficient renovations at our hotels, and $0.3 million in other interest and miscellaneous income. In 2013, we recognized $2.8 million in interest income, including $2.6 million on the Preferred Equity Investment. In 2012, we recognized $0.2 million in interest income, and $0.1 million in other miscellaneous income.

Interest expense.  Interest expense is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Interest expense on debt and capital lease obligations	$70,067	$69,806	$71,664
(Gain) loss on derivatives, net	(529)	(525)	406
Accretion of Senior Notes	—	3	1,058
Amortization of deferred financing fees	2,777	2,955	3,690
Write-off of deferred financing fees	—	—	3
	$72,315	$72,239	$76,821

Interest expense increased $0.1 million, or 0.1%, in 2014 as compared to 2013. The increase in interest expense in 2014 as compared to 2013 is due to an increase in expense on our debt and capital lease obligations ($0.3 million) primarily offset by a decrease in amortization of deferred financing fees ($0.2 million). Interest expense on our debt and capital lease obligations increased as a result of our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013. The increase in interest expense on our debt and capital lease obligations during 2014 as compared to 2013 due to the Boston Park Plaza loan was partially offset by decreased interest on our other debt obligations due to lower balances as a result of scheduled amortization, as well as to decreased variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront. The variable interest rate on our Hilton San Diego Bayfront mortgage was impacted during 2014 by our completion of an amendment to such mortgage in August 2014, which reduced the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. In addition, our amortization of deferred financing fees decreased during 2014 as compared to 2013 due to our amendment of the Hilton San Diego Bayfront loan.

Interest expense decreased $4.6 million, or 6.0%, in 2013 as compared to 2012. The decrease in interest expense in 2013 as compared to 2012 is comprised of the following:  a decrease in expense on our debt and capital lease obligations ($1.9 million); a decrease in expense related to our derivatives ($0.9 million); a decrease in accretion of Senior Notes ($1.1 million); and a decrease in amortization of deferred financing fees ($0.7 million). Interest expense on our debt and capital lease obligations decreased $1.9 million during 2013 as compared to 2012 due to reduced loan balances related to scheduled amortization, a repayment of debt in April 2012 and a repurchase of debt in January 2013. In April 2012, we repaid a $32.2 million loan secured by the Renaissance Long Beach, and in January 2013, we repurchased $58.0 million of our Senior Notes. These decreases in our debt obligations and related decreases in interest expense were partially offset by an increase in capital lease obligations and related interest expense due to our acquisition of the Hyatt Chicago Magnificent Mile in June 2012, which included the assumption of a building lease that we determined should be accounted for as a capital lease. Interest expense on our debt and capital lease obligations also increased during 2013 as compared to 2012 due to our assumption of a $119.2 million loan in conjunction with our purchase of the Boston Park Plaza in July 2013. Interest expense related to our derivatives decreased $0.9 million during 2013 as compared to 2012 due to our recording a net gain on our interest rate cap and swap agreements in 2013 as compared to a loss during 2012. Interest expense related to the accretion of our Senior Notes decreased $1.1 million during 2013 as compared to 2012 due to the fact that the Senior Notes were fully accreted to their face value as of the first put date in January 2013. Interest expense related to amortization of deferred financing fees decreased $0.7 million during 2013 as compared to 2012 due to the repayment of the loan secured by the Renaissance Long Beach in April 2012, combined with the fact that the deferred financing fees related to the Senior Notes were fully amortized as of the first put date in January 2013, partially offset by an increase in deferred financing fees incurred to amend our line of credit in September 2012 and to assume the Boston Park Plaza debt.

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.5% at December 31, 2014, and 4.9% at both December 31, 2013 and 2012. At December 31, 2014, 2013 and 2012, approximately 71.6%, 70.7% and 69.6%, respectively, of the outstanding notes payable included in our continuing operations had fixed interest rates.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $4.6 million in 2014, $44,000 in 2013 and $0.2 million in 2012. In conjunction with our financing transactions regarding the debt secured by the Hilton San Diego Bayfront, the JW Marriott New Orleans and the Embassy Suites La Jolla during 2014, we expensed the unamortized balances of the lenders’ deferred financing fees in accordance with the Debt Topic of the FASB ASC, resulting in losses on the extinguishment of these debts totaling $0.6 million. In addition, we paid a premium of $4.0 million to extinguish the debt secured by the Embassy Suites La Jolla, which is also included in loss on extinguishment of debt.

During 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes.

During 2012, we recognized a loss of $0.2 million due to the repurchase and cancellation of $4.5 million in aggregate principal amount of the Senior Notes.

Income tax provision. Income tax provision totaled $0.2 million in 2014, $8.1 million in 2013 and $1.1 million in 2012. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During 2014, we recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards ($0.8 million) for our taxable entities.

During 2013, we recognized income tax expense of $4.7 million as a result of Internal Revenue Service (“IRS”) audits of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our recent resolution of outstanding issues with the IRS. During 2013, we recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from our use of net operating loss carryforwards, as well as state income tax where our use of net operating loss carryforwards was either limited or unavailable.

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

Income from discontinued operations. As described under “—Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, income from discontinued operations included the results of operations, along with any gains on extinguishment of debt, gains or losses on sales and impairments recognized for the following properties:

Hotels and Other Assets	Rooms	Disposition Date
2014
None
2013
Kahler Grand, Minnesota (1)	660	January 25, 2013
Kahler Inn & Suites, Minnesota	271	January 25, 2013
Marriott Rochester, Minnesota (1)	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota	89	January 25, 2013
Textile Care Services Rochester, Minnesota	—	January 25, 2013
2012
Marriott Del Mar, California	284	August 23, 2012
Doubletree Guest Suites Minneapolis, Minnesota	229	September 14, 2012
Hilton Del Mar, California	257	September 14, 2012
Marriott Troy, Michigan	350	September 14, 2012
Office building adjacent to the Marriott Troy, Michigan	—	September 14, 2012
Total rooms	2,342

(1)	During 2012, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.

Income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Operating revenues	$—	$3,690	$100,861
Operating expenses	(350)	(3,686)	(71,089)
Interest expense	—	(99)	(6,490)
Depreciation and amortization expense	—	—	(13,164)
Loss on extinguishment of debt	—	(3,115)	—
Gain on sale of hotels and other assets, net	5,199	51,620	38,292
Income from discontinued operations	$4,849	$48,410	$48,410

Income from discontinued operations for the year ended December 31, 2014 includes two adjustments related to our 2013 sale of the Rochester Portfolio, as well as an adjustment related to six hotels sold during 2004 through 2013. The first Rochester Portfolio adjustment relates to our retention of a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the gain we recognized in 2013 on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the year ended December 31, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

The second Rochester Portfolio adjustment relates to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million in 2013 when we sold the Rochester Portfolio related to these potential future costs. During 2014, we determined that our total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, we accrued an additional $1.8 million during 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued

operations for the year ended December 31, 2014. During 2014, we paid $1.3 million of the liability, bringing the accrued balance for this contingency to $0.8 million as of December 31, 2014.

Income from discontinued operations for the year ended December 31, 2014 also includes additional expense of $0.4 million related to workers’ compensation claims which originated during our periods of ownership at six hotels. We sold these hotels during 2004, 2005, 2010 and 2013.

Income from discontinued operations for the year ended December 31, 2013 includes activity for the Rochester Portfolio sold in 2013.

Income from discontinued operations for the year ended December 31, 2012 includes activity for the Rochester Portfolio sold in 2013, and the four hotels and one office building sold in 2012. Income from discontinued operations for 2012 also includes property tax refunds and reimbursements for certain transaction related invoices for the Royal Palm Miami Beach, which we sold in April 2011.

Income from consolidated joint venture attributable to non-controlling interest.  Income from consolidated joint venture attributable to non-controlling interest totaled $6.7 million in 2014, $4.0 million in 2013 and $1.8 million in 2012. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2014, 2013 and 2012 includes 100% of the net income generated during our ownership period by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $6.7 million, $4.0 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Distributions to non-controlling interest. Distributions to non-controlling interest totaled $32,000 in both 2014 and 2013, and $31,000 in 2012. We are the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square. Preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, net of related administrative fees, totaled $32,000 for both 2014 and 2013,  and $31,000 for 2012.

Preferred stock dividends and redemption charges.  Preferred stock dividends decreased $9.8 million, or 51.6%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Pursuant to our strategy of gradually reducing our leverage, during 2013 we redeemed all 7,050,000 shares of our Series A preferred stock and all 4,102,564 shares of our Series C preferred stock in March and May, respectively. As such, our total Series A and Series C preferred stock dividends decreased to zero in 2014 as compared to $5.1 million in 2013. In addition, preferred stock dividends and redemption charges decreased during 2014 as compared to 2013 due to our recognition of redemption charges in 2013 totaling $4.6 million and $0.1 million in conjunction with the redemptions of our Series A preferred stock and Series C preferred stock, respectively. These redemption charges related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Preferred stock dividends decreased $10.7 million, or 36.1%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Due to the redemptions of all of our Series A preferred stock in March 2013, and all of our Series C preferred stock in May 2013, our total Series A and Series C preferred dividends decreased $15.5 million in 2013 as compared to 2012. This decrease in our Series A and Series C preferred stock dividends was partially offset by a $4.6 million redemption charge recognized on our Series A preferred stock and a $0.1 million redemption charge recognized on our Series C preferred stock related to the original issuance costs of these shares, which were previously included in additional paid in capital.

Investing Activities

Acquisitions. We believe we are in the middle phase of a potentially prolonged cyclical lodging industry recovery. Accordingly, we further believe that hotels acquired over the next several quarters are likely to benefit from a multi-year recovery in hotel profitability, and may create long-term value in excess of our investment hurdles. During 2012,  2013 and 2014, we made several hotel acquisitions as detailed below:

Hotels	Rooms	Acquisition Date
2014:
Marriott Wailea, Hawaii (1)	544	July 17, 2014
2013:
Hilton New Orleans St. Charles, Louisiana	250	May 1, 2013
Boston Park Plaza, Massachusetts (1)	1,053	July 2, 2013
Hyatt Regency San Francisco, California (1)	802	December 2, 2013
2012:
Hyatt Chicago Magnificent Mile, Illinois (1)	417	June 4, 2012
Hilton Garden Inn Chicago Downtown/Magnificent Mile, Illinois	357	July 19, 2012
Total rooms	3,423

(1)

Subsequent to these acquisitions, we temporarily removed three rooms from the Marriott Wailea, leaving 541 rooms available to sell. In addition, we added rooms as follows:  one at the Boston Park Plaza, increasing the room count to 1,054; one at the Hyatt Regency San Francisco, increasing the room count to 803; and two at the Hyatt Chicago Magnificent Mile, increasing the room count to 419.

The total cost for these six hotel acquisitions was approximately $1.1 billion, including shares of our common stock valued at $111.2 million for accounting purposes, or $314,000 per room. Each of these acquisitions is discussed below.

In July 2014, we purchased the 544-room Marriott Wailea for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of our common stock issued directly to the seller. The acquisition was funded with proceeds received from our June 2014 common stock offering, and 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share). Subsequent to our acquisition, three rooms were temporarily taken out of service, leaving 541 rooms available to sell.

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

In July 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by our January 2013 sale of the Rochester Portfolio, the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The mortgage we assumed in conjunction with our purchase of the Boston Park Plaza bears interest at a fixed rate of 4.4%, and matures in February 2018.

In December 2013, we purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by our November 2013 issuance of common stock.

In June 2012, we purchased the leasehold interest in the 417-room Wyndham Chicago located in Chicago, Illinois for a contractual purchase price of $88.425 million. The acquisition was funded with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of our common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of our common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, we entered into a registration rights agreement requiring us to register the Wyndham stock consideration. We prepared the registration statement on Form S-3, which we filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Upon closing, we terminated the existing management agreement and entered into a new management agreement with Davidson Hotels & Resorts. We rebranded the hotel the Hyatt Chicago Magnificent Mile and immediately commenced planning for a $25.0 million renovation program, which was completed in the second quarter 2013.

In July 2012, we purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile located in Chicago, Illinois for a net purchase price of $90.3 million. The acquisition was funded with a portion of the $126.2 million net proceeds we received from the issuance of 12,143,273 shares of our common stock in June 2012.

In addition to the above noted hotels, in June 2014 we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of our common stock in connection with the Equity Distribution Agreements entered into in February 2014, combined with cash on hand. Prior to our acquisition, the land was leased to us by a third party. Our acquisition of the land reduced our property tax, ground lease and insurance expense by $0.6 million for the year ended December 31, 2014.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated returns. The following table sets forth the hotels we have sold since January 1, 2012:

Hotels	Rooms	Disposition Date
2014:
None
2013:
Kahler Grand, Minnesota (1) (2)	660	January 25, 2013
Kahler Inn & Suites, Minnesota (1)	271	January 25, 2013
Marriott Rochester, Minnesota (1) (2)	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota (1)	89	January 25, 2013
2012:
Marriott Del Mar, California	284	August 23, 2012
Doubletree Guest Suites Minneapolis, Minnesota (3)	229	September 14, 2012
Hilton Del Mar, California (3)	257	September 14, 2012
Marriott Troy, Michigan (3)	350	September 14, 2012
Total rooms	2,342

(1)	The 2013 portfolio sale of the Rochester Hotels also included a commercial laundry facility in Rochester, Minnesota.
(2)	During 2012, the Company subtracted eight rooms from the Kahler Grand and one room from the Marriott Rochester, bringing the hotel room counts to 660 and 202, respectively.
(3)	The 2012 portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy also included an office building adjacent to the Marriott Troy.

The aggregate net sale proceeds for these eight hotels was $401.0 million, or $171,000 per room. The results of operations of all of the properties identified above and the gains or losses on dispositions and extinguishments of debt are included in discontinued operations for all periods presented through the time of sale. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods. Each of these dispositions is discussed below.

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

Concurrent with the Rochester Portfolio sale, we extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million, which is included in discontinued operations.

In addition, at the time we sold the Rochester Portfolio, we retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of the pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

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

The following table summarizes our portfolio and room data from January 1, 2012 through December 31, 2014, adjusted for the hotels acquired and sold during the respective periods.

	2014	2013	2012
Portfolio Data—Hotels
Number of hotels—beginning of period	29	30	32
Add: Acquisitions	1	3	2
Less: Dispositions	—	(4)	(4)
Number of hotels—end of period	30	29	30

	2014	2013	2012
Portfolio Data—Rooms
Number of rooms—beginning of period	13,744	12,854	13,208
Add: Acquisitions	544	2,105	774
Add: Room (conversions) expansions	15	7	(8)
Less: Dispositions	—	(1,222)	(1,120)
Number of rooms—end of period	14,303	13,744	12,854
Average rooms per hotel—end of period	477	474	428

Renovations. We invested $126.0 million, $117.7 million and $109.3 million in capital improvements to our hotel portfolio during the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, we continued to undertake major renovations, repositionings and ordinary course rooms and public space renovations, most significantly at the Boston Park Plaza and the Hyatt Regency San Francisco, and to a lesser degree at the Hilton Garden Inn Chicago Downtown/Magnificent Mile and the Renaissance Long Beach. During 2013, four of our hotels were undergoing major renovations or repositionings: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. During 2012, two of our hotels were undergoing major renovations: the Renaissance Washington DC; and the Hyatt Regency Newport Beach. As a result of our major renovations and repositionings, we incurred revenue disruption of approximately $3.1 million in 2014, $7.7 million in 2013 and $3.4 million in 2012, all of which was in line with our expectations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales of hotel properties and other assets, proceeds from our credit facility, and proceeds from our common stock offerings. Our primary uses of cash were for acquisitions of hotel properties and other assets, capital expenditures for hotels, operating expenses, repayment of notes payable (including repurchases of Senior Notes) and our credit facility, repurchases of our preferred stock, dividends on our preferred and common stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $278.6 million for 2014 compared to $171.1 million for 2013, and $171.5 million for 2012.  This increase was primarily due to additional cash generated by the four 2013-2014 acquired hotels, combined by an increase in cash generated by the four 2013 renovation hotels. This increase in cash provided by operating activities was partially offset by decreased cash generated by four of our hotels which were undergoing major renovations during 2014: the Boston Park Plaza; the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Hyatt Regency San Francisco; and the Renaissance Long Beach.

Operating cash decreased slightly in 2013 as compared to 2012 due to decreased cash generated by the four 2013 renovation hotels as well as increased restricted cash, mostly offset by operating cash generated by the five 2012-2013 acquired hotels.

Investing activities.  Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities in 2014,  2013 and 2012 was as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Proceeds from sales of hotel properties and other assets	$110	$195,628	$46,367
Restricted cash — replacement reserve	(4,311)	1,272	(10,743)
Acquisitions of hotel properties and other assets	(276,558)	(450,544)	(120,003)
Renovations and additions to hotel properties and other assets	(125,975)	(117,694)	(109,321)
Payment for interest rate derivative	—	(12)	—
Net cash used in investing activities	$(406,734)	$(371,350)	$(193,700)

Net cash used in investing activities was $406.7 million in 2014, $371.4 million in 2013 and $193.7 million in 2012. During 2014, we paid cash of $265.6 million to acquire the Marriott Wailea, and cash of $11.0 million to acquire the land underlying the Fairmont Newport Beach for a total of $276.6 million. We also paid $126.0 million for renovations and additions to our portfolio, and increased the balance in our restricted cash replacement reserve accounts by $4.3 million. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E.

During 2013, we received proceeds of $195.6 million from the sale of the Rochester Portfolio. In addition, we purchased three hotels during 2013 for a total of $450.5 million, including the Hilton New Orleans St. Charles in May 2013 ($59.1 million), the Boston Park Plaza in July 2013 ($128.9 million), and the Hyatt Regency San Francisco in December 2013 ($262.5 million). During 2013, we also decreased the balance in our restricted cash replacement reserve accounts by $1.3 million, paid $117.7 million for renovations and additions to our portfolio and paid $12,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During 2012, we received total proceeds of $46.4 million from the sales of four hotels and an office building adjacent to one of the sold hotels, including $17.7 million for the Marriott Del Mar, $28.6 million from the portfolio sale of the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy, and an office building adjacent to the Marriott Troy, and an additional $37,000 from the sale of surplus FF&E. These cash inflows  were offset by the following cash outflows: $10.7 million as we increased the balance in our restricted cash replacement reserve accounts; $120.0 million to acquire two hotels, including $29.7 million paid to acquire the Hyatt Chicago Magnificent Mile and $90.3 million paid to acquire the Hilton Garden Inn Chicago Downtown/Magnificent Mile; and $109.3 million for renovations and additions to our portfolio.

Financing activities.  Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable (including the repurchase of Senior Notes) and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash provided by financing activities was $245.9 million in 2014, $147.4 million in 2013, and $30.2 million in 2012.  Net cash provided by financing activities during 2014 consisted of $283.4 million in net proceeds received from our issuance of common stock, and $178.3 million in proceeds received from notes payable and our credit facility, including $90.0 million from a new loan secured by the JW Marriott New Orleans, $65.0 million from a new loan secured by the Embassy Suites La Jolla and $23.3 million from short-term borrowings on our credit facility. These cash inflows were partially offset by $153.0 million in principal payments on our notes payable and credit facility, including $38.9 million to repay the old loan secured by the JW Marriott New Orleans, $67.1 million to extinguish the old loan secured by the Embassy Suites La Jolla, $23.3 million to repay draws on our credit facility and $23.7 million of principal payments on our notes payable. In addition, we paid a total of $4.1 million in fees to extinguish the old Embassy Suites La Jolla debt as well as debt related to one of the lenders who chose not to participate in the amended mortgage secured by the Hilton San Diego Bayfront. We also paid $2.3 million in deferred financing costs related to the new loans secured by the JW Marriott New Orleans and the Embassy Suites La Jolla, along with the three lenders who are participating in the amended mortgage secured by the Hilton San Diego Bayfront. Finally, we paid $47.9 million in dividends to our preferred and common stockholders, and $8.5 million in distributions to the non-controlling interests in our hotels.

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

Future. We expect our primary uses of cash to be for capital investments in our hotels, operating expenses, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity, and continued balance sheet strength.  Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to selectively grow the quality and scale of our portfolio. To that end, we issued common stock in June 2012 to fund our acquisitions of both the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012. In addition, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of both the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, and we used a portion of the proceeds we received from our November 2013 common stock offering to fund our acquisition of the Hyatt Regency San Francisco in December 2013. In 2014, we used a portion of the proceeds we received from our June 2014 common stock offering, along with common stock issued directly to the seller, to fund our July 2014 acquisition of the Marriott Wailea. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Equity Distribution Agreements we entered into in February 2014 with the Managers. Under the terms of the agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. During 2014, we received $21.0 million in net proceeds from the issuance of 1,352,703 shares of our common stock in connection with the agreements, which we used to partially fund the acquisition of the land underlying the Fairmont Newport Beach in June 2014. However, when needed, the capital markets may not be available to us on favorable terms or at all.

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

Debt. As of December 31, 2014, we had $1.4 billion of consolidated debt, $304.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of December 31, 2014,  is approximately 4 years, and 71.6% of our debt is fixed rate with a weighted average interest rate of 5.2%. Including our variable-rate debt obligations based on the variable rates at December 31, 2014, the weighted average interest rate on this debt is 4.5%.

As of December 31, 2014, all of our outstanding debt had fixed interest rates, except our two variable-rate obligations, which include the $228.3 million non-recourse mortgage on the Hilton San Diego Bayfront and the $177.2 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matures in April 2015, and caps the 3-month LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our debt transactions for the years ended December 31, 2014, 2013 and 2012 are discussed below.

In August 2014, we amended the mortgage on the Hilton San Diego Bayfront, which mortgage originally included the syndication of four lenders. One of these lenders chose not to participate in the refinancing, and, in accordance with the Debt Topic of the FASB ASC, we expensed the unamortized balance of the lender’s deferred financing fees, resulting in a $0.5 million loss on the extinguishment of this lender’s debt. In addition, we paid $1.3 million in deferred finance fees to the three lenders who are participating in the amended mortgage, which we are amortizing over the term of the refinanced debt. As a result of this amendment, the interest rate decreased to a blended rate of one-month LIBOR plus 225 basis points from the blended rate of three-month LIBOR plus 325 basis points. In addition, the original maturity date of April 2016 was extended to August 2019.

In December 2014, we repaid the $38.9 million mortgage secured by the JW Marriott New Orleans, using proceeds received from a new $90.0 million mortgage secured by the JW Marriott New Orleans. The new loan extends the maturity date from September 2015 to December 2024. The new loan is subject to a 30-year amortization schedule, and reduces the interest rate from 5.45% under a related interest rate swap agreement to a fixed rate of 4.15%. In conjunction with our repayment of the original mortgage, we wrote off $39,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in our consolidated statements of operations, and we paid $0.6 million to terminate the related interest rate swap agreement. In addition, we paid deferred financing fees of $0.6 million related to the new loan, which we are amortizing over the term of the new loan.

Also in December 2014, we extinguished the $67.1 million mortgage secured by the Embassy Suites La Jolla for a total cost of $71.1 million,  and recorded a loss on extinguishment of debt of $4.0 million. The extinguishment was funded using proceeds received from a new $65.0 million mortgage secured by the Embassy Suites La Jolla, along with cash on hand. The new loan is subject to a 30-year amortization schedule, reduces the interest rate from a fixed rate of 6.6% to a fixed rate of 4.12%, and extends the maturity date from June 2019 to January 2025. In conjunction with our repayment of the original mortgage, we wrote off $43,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in our consolidated statements of operations. In addition, we paid deferred financing fees of $0.4 million related to the new loan, which we are amortizing over the term of the new loan.

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

In September 2012, we amended and restated our $150.0 million senior unsecured revolving credit facility, which was scheduled to mature in November 2013. The pricing on the amended revolving credit facility was reduced and the 1% LIBOR floor was eliminated. The maturity of the credit facility was extended to November 2015 with an option to extend to November 2016. The amended credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, which represents a reduction from the previous grid that ranged from 325 to 425 basis points over LIBOR depending on our leverage ratio. The credit facility also includes an accordion option that allows us to request additional lender commitments up to a total of $350.0 million. We paid $1.3 million in deferred financing fees in conjunction with this amendment, which we are amortizing over the term of the amended credit facility. The credit facility currently has no outstanding borrowings; however, as of December 31, 2014, we had $0.7 million in outstanding irrevocable letters of credit backed by the credit facility.

We may in the future seek to obtain mortgages on one or all of our 14 unencumbered hotels, all but five of which are currently held by subsidiaries whose interests are pledged to our credit facility at December 31, 2014: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile (not pledged to our credit facility), Hilton New Orleans St. Charles (not pledged to our credit facility), Hyatt Chicago Magnificent Mile (not pledged to our credit facility), Hyatt Regency Newport Beach, Hyatt Regency San Francisco (not pledged to our credit facility), Marriott Quincy, Marriott Portland, Marriott Wailea (not pledged to our credit facility), Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. These 14 hotels had an aggregate of 5,551 rooms as of December 31, 2014, and generated $424.1 million in revenue during 2014, including revenue generated by the Marriott Wailea prior to our ownership. Should we obtain secured financing on any or all of our 14 unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of December 31, 2014, our unrestricted cash balance was $222.1 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically our 2015 remaining debt maturities, partially with our cash. As we believe the lodging cycle is in the middle phase of a potentially prolonged cyclical recovery, we deployed a portion of our excess cash balance in 2014 towards debt refinancing activities (including refinancing the mortgages secured by the Hilton San Diego Bayfront, the JW Marriott New Orleans and the Embassy Suites La Jolla), selective acquisitions and capital investments in our portfolio. In addition, as we have made progress on our core objective to improve the quality and scale of our portfolio while gradually deleveraging our balance sheet, we continued payment of a quarterly cash dividend on our common shares, which we reinstituted during 2013. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2014 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,429,292	$121,328	$463,207	$514,732	$330,025
Interest obligations on notes payable (1)	238,172	59,690	89,307	48,321	40,854
Capital lease obligations	15,583	7	2	2	15,572
Interest obligations on capital leases	100,852	1,402	2,804	2,804	93,842
Operating lease obligations	386,155	8,438	20,022	22,686	335,009
Construction commitments	56,472	56,472	—	—	—
Employment obligations	7,025	6,319	706	—	—
Total	$2,233,551	$253,656	$576,048	$588,545	$815,302

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2014.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $126.0 million in our portfolio during 2014. As of December 31, 2014, we have contractual construction commitments totaling $56.5 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2014, $50.3 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. The Comparable Portfolio’s quarterly and full year 2012, first quarter 2013 and full year 2013 revenues were also impacted by the 13-fiscal period accounting calendar used by Marriott. In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis, the effect of which was to shift the operating results for 20 calendar days from the fourth quarter 2012 to the first three quarters of 2012.  In addition, since Marriott’s 2012 fiscal year ended on December 28, 2012, Marriott’s 2013 first quarter and calendar year contain an additional three days, December 29, 2012 through December 31, 2012. Revenues for our 30 hotel Comparable Portfolio by quarter for 2012,  2013 and 2014 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2012 Comparable Portfolio (1)	$232,728	$279,099	$258,442	$286,838	$1,057,107
Revenues as a percentage of total	22.0%	26.4%	24.5%	27.1%	100.0%
2012 Comparable Portfolio excluding Boston Park Plaza (2)	$221,518	$257,976	$240,714	$270,765	$990,973
Revenues as a percentage of total	22.4%	26.0%	24.3%	27.3%	100.0%

2013 Comparable Portfolio (1)	$243,333	$292,603	$284,858	$272,940	$1,093,734
Revenues as a percentage of total	22.2%	26.8%	26.0%	25.0%	100.0%
2013 Comparable Portfolio excluding Boston Park Plaza (2)	$232,555	$270,404	$264,920	$255,358	$1,023,237
Revenues as a percentage of total	22.7%	26.4%	25.9%	25.0%	100.0%

2014 Comparable Portfolio (1)	$259,277	$312,469	$308,364	$288,083	$1,168,193
Revenues as a percentage of total	22.2%	26.7%	26.4%	24.7%	100.0%

(1)

Includes all 30 hotel properties in which we have interests as of December 31, 2014. Also includes prior ownership results as applicable for the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea before our acquisitions of the hotels.

(2)	Includes the Comparable Portfolio adjusted to exclude the Boston Park Plaza due to the hotel adding 12 rooms in September 2012, and an additional 100 rooms in January 2013.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2012,  2013 and 2014, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchases of the Hyatt Chicago Magnificent Mile, the Hilton Garden Inn Chicago Downtown/ Magnificent Mile, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU No. 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (1) a major line of business, (2) a major geographical area (3) a major equity method investment, or (4) other major parts of an entity. ASU No. 2014-08 expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU No. 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Our early adoption of ASU No. 2014-08 in the first quarter of 2014 did not have any effect on our financial statements as we had no disposals (or classifications as held for sale) during the year ended December 31, 2014. In the future, when we have disposals (or classifications as held for sale), we will be required to determine whether such disposal meets the discontinued operations requirements under ASU No. 2014-08. Additional disclosures may be required.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition.  ASU 2014-12 will become effective during the first quarter of 2016. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. ASU No. 2014-12 will not have an effect on our financial statements unless we issue grants in the future that fall within its scope.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2014, 71.6% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $3.7 million based on the variable rates at December 31, 2014. After adjusting for the non-controlling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $3.2 million based on the variable rates at December 31, 2014. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenue due to higher lodging demand.

Item 8.Financial Statements and Supplementary Data

See index to financial statements included in this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 68, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Sunstone Hotel Investors, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 19, 2015

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the caption “Election of Directors” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by this Item is set forth under the caption “Executive Officer Compensation” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2014:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average		Incentive Plan
	be issued upon exercise	exercise price of		(excluding securities
	of outstanding awards	outstanding awards		reflected in column a)
	(a)	(b)		(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	6,537,837

(1)	The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2014.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this Item is set forth under the caption “Ratification of the Audit Committee’s Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

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

3.4	Second Amendment to the Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of February 13, 2015.

3.5	Form of Articles Supplementary for Series D preferred stock (incorporated by reference to Exhibit 3.3 to the registration statement on Form 8-A filed by the Company on April 6, 2011).

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

10.5

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective May 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 5, 2014).

10.6	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 5, 2008).

10.7	Form of Restricted Stock Award Agreement.

10.8	Form of Restricted Stock Award Certificate.

10.9	Form of TRS Lease.

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

10.18.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A. as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 4, 2014).

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

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Sunstone Hotel Investors, Inc. Code of Business Conduct and Ethics.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014,  2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014,  2013 and 2012; (iv) the Consolidated Statements of Equity for the years ended December 31, 2014,  2013 and 2012 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014,  2013 and 2012; and (vi) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 19, 2015	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KEITH M. LOCKER	Non-Executive Chairman	February 19, 2015
Keith M. Locker

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 19, 2015
John V. Arabia	(Principal Executive Officer)

/S/ ANDREW BATINOVICH	Director	February 19, 2015
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 19, 2015
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 19, 2015
Thomas A. Lewis, Jr.

/S/ DOUGLAS M. PASQUALE	Director	February 19, 2015
Douglas M. Pasquale

/S/ KEITH P. RUSSELL	Director	February 19, 2015
Keith P. Russell

/S/ LEWIS N. WOLFF	Director	February 19, 2015
Lewis N. Wolff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360),  “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 19, 2015

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$222,096	$104,363
Restricted cash	82,074	89,306
Accounts receivable, net	34,227	29,941
Inventories	1,439	1,464
Prepaid expenses	14,909	12,612
Total current assets	354,745	237,686
Investment in hotel properties, net	3,538,129	3,231,382
Deferred financing fees, net	8,201	9,219
Goodwill	9,405	9,405
Other assets, net	14,485	21,106
Total assets	$3,924,965	$3,508,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,577	$25,116
Accrued payroll and employee benefits	31,919	29,933
Dividends payable	76,694	11,443
Other current liabilities	36,466	30,288
Current portion of notes payable	121,328	23,289
Total current liabilities	298,984	120,069
Notes payable, less current portion	1,307,964	1,380,786
Capital lease obligations, less current portion	15,576	15,586
Other liabilities	33,607	39,958
Total liabilities	1,656,131	1,556,399
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2014 and 2013, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 204,766,718 shares issued and outstanding at December 31, 2014 and 180,858,699 shares issued and outstanding at December 31, 2013	2,048	1,809
Additional paid in capital	2,418,567	2,068,721
Retained earnings	305,627	224,364
Cumulative dividends	(624,545)	(511,444)
Total stockholders’ equity	2,216,697	1,898,450
Non-controlling interest in consolidated joint ventures	52,137	53,949
Total equity	2,268,834	1,952,399
Total liabilities and equity	$3,924,965	$3,508,798

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
REVENUES
Room	$811,709	$653,955	$576,146
Food and beverage	259,358	213,346	200,810
Other operating	70,931	56,523	52,128
Total revenues	1,141,998	923,824	829,084
OPERATING EXPENSES
Room	214,899	170,361	147,932
Food and beverage	180,053	147,713	139,106
Other operating	21,012	16,819	16,162
Advertising and promotion	54,992	47,306	42,474
Repairs and maintenance	45,901	35,884	32,042
Utilities	34,141	27,006	25,596
Franchise costs	38,271	32,932	30,067
Property tax, ground lease and insurance	84,665	79,004	66,830
Property general and administrative	126,737	103,454	94,642
Corporate overhead	28,739	26,671	24,316
Depreciation and amortization	155,845	137,476	130,907
Total operating expenses	985,255	824,626	750,074
Operating income	156,743	99,198	79,010
Interest and other income	3,479	2,821	297
Interest expense	(72,315)	(72,239)	(76,821)
Loss on extinguishment of debt	(4,638)	(44)	(191)
Income before income taxes and discontinued operations	83,269	29,736	2,295
Income tax provision	(179)	(8,145)	(1,148)
Income from continuing operations	83,090	21,591	1,147
Income from discontinued operations	4,849	48,410	48,410
NET INCOME	87,939	70,001	49,557
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)
Distributions to non-controlling interest	(32)	(32)	(31)
Preferred stock dividends and redemption charges	(9,200)	(19,013)	(29,748)
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$72,031	$46,943	$18,017

Basic and diluted per share amounts:
Income (loss) from continuing operations available (attributable) to common stockholders	$0.34	$(0.01)	$(0.24)
Income from discontinued operations	0.03	0.30	0.38
Basic and diluted income available to common stockholders per common share	$0.37	$0.29	$0.14

Basic and diluted weighted average common shares outstanding	192,674	161,784	127,027

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net income	$87,939	$70,001	$49,557
Pension liability adjustment	—	—	(419)
Reclassification to income from discontinued operations	—	5,335	—
Comprehensive income	87,939	75,336	49,138

Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)
Distributions to non-controlling interest	(32)	(32)	(31)
Preferred stock dividends and redemption charges	(9,200)	(19,013)	(29,748)
Comprehensive income available to common stockholders	$72,031	$52,278	$17,598

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

											Non-
											Controlling
	Preferred Stock									Accumulated	Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of		Number of		Number of		Paid in	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2011	7,050,000	$176,250	4,600,000	$115,000	117,265,090	$1,173	$1,312,566	$110,580	$(445,396)	$(4,916)	$60,037	$1,325,294
Net proceeds from sale of common stock	—	—	—	—	12,143,273	121	126,058	—	—	—	—	126,179
Issuance of common stock in connection with hotel acquisition, net	—	—	—	—	5,454,164	55	51,008	—	—	—	—	51,063
Vesting of restricted common stock	—	—	—	—	374,911	3	3,765	—	—	—	—	3,768
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(6,381)	(6,381)
Series A preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(14,100)	—	—	(14,100)
Series C preferred dividends and dividends payable at $1.572 per share	—	—	—	—	—	—	—	—	(6,448)	—	—	(6,448)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	47,796	—	—	1,761	49,557
Pension liability adjustment	—	—	—	—	—	—	—	—	—	(419)	—	(419)

											Non-
											Controlling
	Preferred Stock									Accumulated	Interest in
	Series A		Series D		Common Stock		Additional			Other	Consolidated
	Number of		Number of		Number of		Paid in	Retained	Cumulative	Comprehensive	Joint
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Ventures	Total
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,376	$(475,144)	$(5,335)	$55,417	$1,519,313
Net proceeds from sale of common stock	—	—	—	—	45,300,000	453	565,307	—	—	—	—	565,760
Vesting of restricted common stock	—	—	—	—	321,261	4	5,247	—	—	—	—	5,251
Redemptions of Series A and Series C preferred stock	(7,050,000)	(176,250)	—	—	—	—	4,770	—	(4,770)	—	—	(176,250)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(5,481)	(5,481)
Common stock dividends and dividends payable at $0.10 per share	—	—	—	—	—	—	—	—	(17,287)	—	—	(17,287)
Series A preferred dividends at $0.50 per share through redemption date	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends at $0.786 per share through redemption date	—	—	—	—	—	—	—	—	(2,693)	—	—	(2,693)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	65,988	—	—	4,013	70,001
Pension liability reclassification	—	—	—	—	—	—	—	—	—	5,335	—	5,335
Balance at December 31, 2013	—	—	4,600,000	115,000	180,858,699	1,809	2,068,721	224,364	(511,444)	—	53,949	1,952,399
Net proceeds from sale of common stock	—	—	—	—	19,352,703	194	283,262	—	—	—	—	283,456
Issuance of common stock in connection with hotel acquisition, net	—	—	—	—	4,034,970	40	59,894	—	—	—	—	59,934
Vesting of restricted common stock	—	—	—	—	520,346	5	6,690	—	—	—	—	6,695
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(8,488)	(8,488)
Common stock dividends and dividends payable at $0.51 per share	—	—	—	—	—	—	—	—	(103,901)	—	—	(103,901)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	81,263	—	—	6,676	87,939
Balance at December 31, 2014	—	$—	4,600,000	$115,000	204,766,718	$2,048	$2,418,567	$305,627	$(624,545)	$—	$52,137	$2,268,834

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,939	$70,001	$49,557
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	368	294	410
Gain on sale of assets, net	(5,292)	(51,632)	(38,274)
Loss on extinguishment of debt	4,638	3,159	191
(Gain) loss on derivatives, net	(529)	(525)	406
Depreciation	152,581	131,793	128,206
Amortization of franchise fees and other intangibles	7,543	10,115	20,198
Amortization and write-off of deferred financing fees	2,777	2,957	3,952
Amortization of loan discounts	—	3	1,058
Amortization of deferred stock compensation	6,221	4,858	3,466
Changes in operating assets and liabilities:
Restricted cash	11,543	(11,688)	(249)
Accounts receivable	(1,532)	1,740	4,587
Inventories	100	1,524	(271)
Prepaid expenses and other assets	3,121	2,724	(7,906)
Accounts payable and other liabilities	7,273	7,001	2,279
Accrued payroll and employee benefits	1,844	(1,637)	2,983
Discontinued operations	—	432	903
Net cash provided by operating activities	278,595	171,119	171,496
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	110	195,628	46,367
Restricted cash — replacement reserve	(4,311)	1,272	(10,743)
Acquisitions of hotel properties and other assets	(276,558)	(450,544)	(120,003)
Renovations and additions to hotel properties and other assets	(125,975)	(117,694)	(109,321)
Payment for interest rate derivative	—	(12)	—
Net cash used in investing activities	(406,734)	(371,350)	(193,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of preferred stock	—	(276,250)	—
Proceeds from common stock offerings	284,390	566,451	126,533
Payment of common stock offering costs	(1,000)	(691)	(451)
Proceeds from notes payable and credit facility	178,250	35,750	15,000
Payments on notes payable and credit facility	(153,033)	(141,527)	(73,328)
Payments for costs related to extinguishment of notes payable	(4,051)	(3,108)	(70)
Payments of deferred financing costs	(2,346)	(243)	(1,332)
Dividends paid	(47,850)	(27,524)	(29,748)
Distributions to non-controlling interests	(8,488)	(5,481)	(6,381)
Net cash provided by financing activities	245,872	147,377	30,223
Net increase (decrease) in cash and cash equivalents	117,733	(52,854)	8,019
Cash and cash equivalents, beginning of year	104,363	157,217	149,198
Cash and cash equivalents, end of year	$222,096	$104,363	$157,217
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$69,511	$71,563	$78,234
Cash paid for income taxes, net of refunds received	$273	$7,143	$1,023
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$8,670	$7,842	$5,897
Amortization of deferred stock compensation — construction activities	$474	$393	$302
NONCASH FINANCING ACTIVITY
Issuance of common stock in connection with acquisitions of hotel properties	$60,000	$—	$51,160
Assignment of debt in connection with dispositions of hotel properties	$—	$—	$(122,622)
Assumption of debt in connection with acquisition of hotel property	$—	$119,190	$—
Dividends payable	$76,694	$11,443	$7,437

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2014, the Company had interests in 30 hotels (the “30 hotels”) held for investment, and the Company’s third-party managers included the following:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012.

Non-controlling interests at both December 31, 2014 and 2013 represent the outside equity interests in various consolidated affiliates of the Company.

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

Reporting Periods

The results the Company reports in its consolidated statements of operations are based on results reported to the Company by its hotel managers. Prior to 2013, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations each for the first three quarters of the year, and sixteen or seventeen weeks of operations for the fourth quarter of the year. Beginning in 2013, Marriott switched its reporting to a standard monthly calendar; however, Marriott’s 2013 calendar contains an additional three days, December 29, 2012 through December 31, 2012. The Company and its other hotel managers use a standard monthly calendar to report their financial information. The Company has elected to adopt quarterly close periods of March 31, June 30 and September 30, and an annual year end of December 31. As a result, the Company’s 2013 and 2012 results of operations for 10 of the Company’s Marriott-managed hotels are reported using the following reporting periods:

Number of
days in 2013
	2013	2012	versus 2012 (1)
First quarter	December 29 — March 31	December 31 — March 23	8 days
Second quarter	April 1 — June 30	March 24 — June 15	7 days
Third quarter	July 1 — September 30	June 16 — September 7	8 days
Fourth quarter	October 1 — December 31	September 8 — December 28	(20 days)
Full year	December 29, 2012 — December 31, 2013	December 31, 2011 — December 28, 2012	3 days

(1)	Number of days in 2013 versus 2012 does not include the leap day, February 29, 2012, as this extra day was not caused by the Marriott calendar conversion.

The Company estimates that Marriott’s fiscal calendar had the following effects on the Company’s total revenue and net income based on the average daily revenues and income generated by its Marriott hotels during the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	2014	2013 (1)	2012 (1)
Total revenue	$—	$2,300	$(1,251)
Net income	$—	$672	$(328)

(1)	Increases (decreases) to total revenue and net income based on the Marriott fiscal calendars for 2013 (368 days) and 2012 (364 days) versus a standard 365 day year.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2014 and 2013, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both December 31, 2014 and 2013.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014, 2013 and 2012, the Company used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Marriott Wailea, the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco, the Hyatt Chicago Magnificent Mile and the Hilton Garden Inn Chicago Downtown/Magnificent Mile. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2014, 2013 and 2012, the Company did not identify any properties or other assets with indicators of impairment. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other assets are recoverable at December 31, 2014.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing. The realization of the Company’s investment in hotel properties and other assets is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both December 31, 2014 and 2013, the Company had no hotels or other assets held for sale. As of December 31, 2012, the Company classified four hotels and a commercial laundry facility as held for sale due to their sale in January 2013.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments, and are amortized to interest expense over the terms of the related debt or commitment. If a loan is refinanced or paid before its maturity, any related unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

During 2014, the Company amended the mortgage secured by the Hilton San Diego Bayfront, and refinanced the mortgages secured by the JW Marriott New Orleans and the Embassy Suites La Jolla (see Note 7). In conjunction with these financing transactions, the Company paid additional deferred financing fees of $2.3 million, which are amortized over the terms of the modified and new loans. In addition, a total of $0.6 million of deferred financing fees were written off, which are included in the Company’s results of operations as loss on extinguishment of debt.

During 2013, the Company paid deferred financing fees of $0.2 million related to the assumption of a mortgage in connection with the acquisition of the Boston Park Plaza and the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage.

During 2012, the Company incurred and paid deferred financing fees of $1.3 million related to an amendment of its credit facility. In addition, the Company wrote-off $0.2 million in deferred financing fees, which is included in the Company’s results of operations as loss on extinguishment of debt, related to its sales of the Marriott Del Mar, the Doubletree Guest Suites Minneapolis, the Hilton Del Mar and the Marriott Troy, along with a nominal amount written off related to its repayment of the non-recourse mortgage secured by the Renaissance Long Beach.

Total amortization and write-off of deferred financing fees for 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Continuing operations:
Amortization of deferred financing fees	$2,777	$2,955	$3,690
Write-off of deferred financing fees	—	—	3
Total deferred financing fees — continuing operations	2,777	2,955	3,693
Discontinued operations:
Amortization of deferred financing fees	—	2	74
Write-off of deferred financing fees	—	—	185
Total deferred financing fees — discontinued operations	—	2	259
Total amortization and write-off of deferred financing fees	$2,777	$2,957	$3,952

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

Based on its annual impairment evaluations for 2014, 2013 and 2012, the Company determined that no adjustments to its goodwill were required.

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

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, the Company held two interest rate cap agreements at December 31, 2014 and 2013. At December 31, 2013, the Company also held one interest rate swap agreement. The Company holds its interest rate protection agreements to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations as they are not designated as hedges. In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Using Level 2 measurements, the Company determined that the total value of the interest rate cap agreements at December 31, 2014 was de minimis. At December 31, 2013, the Company has valued the derivative interest rate cap agreements as an asset of $16,000. The interest rate cap agreements are included in other assets, net, in the accompanying consolidated balance sheets. At December 31, 2013, the Company has valued the derivative interest rate swap agreement using Level 2 measurements as a liability of $1.1 million. The interest rate swap agreement is included in other liabilities in the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during 2014, 2013 or 2012.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties with indicators of goodwill impairment in 2014, 2013 or 2012.

As of December 31, 2014 and 2013, 71.6% and 70.7% (including the effect of an interest rate swap agreement), respectively, of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.4 billion as of both December 31, 2014 and 2013. Using Level 3 measurements, including the Company’s weighted average cost of debt ranging from 4.5% to 5.0%, the Company estimates that the fair market value of its debt totaled $1.4 billion as of both December 31, 2014 and 2013.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2014:
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,198	—	1,198	—

Total assets at December 31, 2014	$1,198	$—	$1,198	$—

December 31, 2013:
Interest rate cap derivative agreements	$16	$—	$16	$—
Life insurance policy (1)	1,385	—	1,385	—

Total assets at December 31, 2013	$1,401	$—	$1,401	$—

(1)

Includes the split life insurance policy for one of the Company’s former associates, which the Company values using Level 2 measurements. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to the former associate from the related retirement benefit agreement, which is included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2014:
Interest rate swap derivative agreement	$—	$—	$—	$—
Retirement benefit agreement (1)	1,198	—	1,198	—

Total liabilities at December 31, 2014	$1,198	$—	$1,198	$—

December 31, 2013:
Interest rate swap derivative agreement	$1,066	$—	$1,066	$—
Retirement benefit agreement (1)	1,385	—	1,385	—

Total liabilities at December 31, 2013	$2,451	$—	$2,451	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit agreement to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $0.8 million through December 31, 2014, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

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

Other operating revenue consists of revenue derived from incidental hotel services such as telephone/internet, transportation, parking, spa, entertainment and other guest services, along with tenant lease revenues relating to hotel space leased by third parties. Other operating revenue also includes revenue generated by BuyEfficient. Revenues from incidental hotel services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

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

Non-Controlling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, non-controlling interests and total equity.

At December 31, 2014, 2013 and 2012, the non-controlling interest reported in the Company’s financial statements includes Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. In addition, the Company is the sole common stockholder of the captive REIT that owns the Doubletree Guest Suites Times Square; however, there are also preferred investors in the captive REIT whose preferred dividends less administrative fees during 2014, 2013 and 2012 are represented as distributions to non-controlling interests on the Company’s statements of operations.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During 2014 and 2013, distributed earnings representing nonforfeitable dividends of $1.0 million and $0.2 million, respectively, were allocated to the participating securities. There were no distributed earnings representing nonforfeitable dividends allocated to the participating securities during 2012. Undistributed earnings representing nonforfeitable dividends of $0.2 million were allocated to the participating securities during both 2013 and 2012. There were no undistributed earnings representing nonforfeitable dividends allocated to the participating securities during 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Numerator:
Net income	$87,939	$70,001	$49,557
Income from consolidated joint venture attributable to non-controlling interest	(6,676)	(4,013)	(1,761)
Distributions to non-controlling interest	(32)	(32)	(31)
Preferred stock dividends and redemption charges	(9,200)	(19,013)	(29,748)
Dividends paid on unvested restricted stock compensation	(969)	(201)	—
Undistributed income allocated to unvested restricted stock compensation	—	(235)	(203)
Numerator for basic and diluted earnings available to common stockholders	$71,062	$46,507	$17,814

Denominator:
Weighted average basic and diluted common shares outstanding	192,674	161,784	127,027

Basic and diluted earnings available to common stockholders per common share	$0.37	$0.29	$0.14

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2014, 2013 and 2012, as their inclusion would have been anti-dilutive. Prior to their redemption in May 2013, the shares of the Company’s Series C preferred stock issuable upon conversion were excluded from the above calculation of earnings per share for the year ended December 31, 2012, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under ASU No. 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (1) a major line of business, (2) a major geographical area (3) a major equity method investment, or (4) other major parts of an entity. ASU No. 2014-08 expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU No. 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company’s early adoption of ASU No. 2014-08 in the first quarter of 2014 did not have any effect on its financial statements as the Company had no disposals (or classifications as held for sale) during the year ended December 31, 2014. In the future, when the Company has disposals (or classifications as held for sale), it will be required to determine whether such disposal meets the discontinued operations requirements under ASU No. 2014-08. Additional disclosures may be required.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principal of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principal, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will become effective during the first quarter of 2017, and will require either a full retrospective approach or a modified retrospective approach, with early adoption prohibited. The Company is currently evaluating the impact that ASU No. 2014-09 will have on its financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition.  ASU 2014-12 will become effective during the first quarter of 2016. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. ASU No. 2014-12 will not have an effect on the Company’s financial statements unless the Company issues grants in the future that fall within its scope.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$570,011	$439,304
Buildings and improvements	3,237,596	2,977,458
Furniture, fixtures and equipment	450,057	414,192
Intangibles	147,947	171,889
Franchise fees	1,167	1,346
Construction in process	68,275	34,643
	4,475,053	4,038,832
Accumulated depreciation and amortization	(936,924)	(807,450)
	$3,538,129	$3,231,382

Acquisitions - 2014

In June 2014, the Company acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of its common stock in connection with its Equity Distribution Agreements, combined with cash on hand. Prior to the Company’s acquisition, the land was leased to the Company by a third party.

In July 2014, the Company purchased the 544-room Marriott Wailea for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of the Company’s common stock issued directly to the seller (the “Wailea stock consideration”). The acquisition was funded with proceeds received from the Company’s June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of the Company’s common stock valued at $60.0 million. The Wailea stock consideration was determined by dividing $60.0 million by $14.87,  which was the NYSE closing price of the Company’s common stock on June 19, 2014, the date the Marriott Wailea purchase and sale agreement was executed. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wailea stock consideration. On July 17, 2014, the Company filed a prospectus supplement with the SEC, which registered the shares comprising the Wailea stock consideration for resale in accordance with the registration rights agreement. Based on the $14.87 closing price of the Company’s common stock on the NYSE on July 17, 2014, the date the acquisition closed, the total purchase price of the Marriott Wailea for accounting purposes was also $325.6 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition related costs of $0.5 million during 2014, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Marriott Wailea have been included in the Company’s statements of operations from the acquisition date of July 17, 2014 through the year ended December 31, 2014. Subsequent to the Company’s acquisition of the hotel, three rooms were temporarily taken out of service, leaving 541 rooms available to sell.

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

Investment in hotel properties was allocated to land ($119.7 million), buildings and improvements ($194.2 million), furniture, fixtures and equipment ($8.2 million), and intangibles ($4.9 million) related to advanced bookings, above/(below) market lease agreements, and in-place lease agreements. Details of the intangibles acquired are as follows (in thousands):

	Value at	Weighted Average
	Acquisition	Expected Life
Advanced bookings	$4,207	41 months
Above/(Below) market lease agreements, net	15	1 month
In-place lease agreements	686	3 to 14 months
Total intangibles related to the 2014 acquisition	4,908	44 to 55 months
Accumulated amortization	(533)
Net book value of intangibles related to 2014 acquisition	$4,375

During the year ended December 31, 2014, the Company recorded amortization expense related to its Marriott Wailea intangibles as follows (in thousands):

2014
Advanced bookings	$481
Above/(Below) market lease agreements, net	(21)
In-place lease agreements	73
Total amortization expense on intangibles related to the 2014 acquisition	$533

Acquisitions - 2013

In May 2013, the Company purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with proceeds received from the Company’s February 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.4 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton New Orleans St. Charles have been included in the Company’s consolidated statements of operations from the acquisition date of May 1, 2013 through the year ended December 31, 2014.

In July 2013, the Company purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets, notes payable and hotel working capital liabilities. The Company incurred acquisition-related costs of $0.9 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Boston Park Plaza have been included in the Company’s consolidated statements of operations from the acquisition date of July 2, 2013 through the year ended December 31, 2014.

In December 2013, the Company purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by the Company’s November 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price and other adjustments allocated to investment in hotel properties, prepaid expenses and other current liabilities. The Company incurred acquisition-related costs of $0.5 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hyatt Regency San Francisco have been included in the Company’s consolidated statements of operations from the acquisition date of December 2, 2013 through the year ended December 31, 2014.

Acquisitions - 2012

In June 2012, the Company purchased the leasehold interest in the 417-room Wyndham Chicago for a contractual purchase price of $88.425 million. The Company funded the acquisition with $29.7 million of cash on hand (including $0.3 million of proration credits) and the issuance of 5,454,164 shares of the Company’s common stock, the “Wyndham stock consideration.” The Wyndham stock consideration was determined by dividing $58.425 million by the product of (1) the closing price of $10.40 on the NYSE of the Company’s common stock on May 2, 2012 and (2) 1.03. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wyndham stock consideration. The Company prepared the registration statement on Form S-3, which was filed with the SEC as required on June 4, 2012. Based on the $9.38 closing price of the Company’s common stock on the NYSE on June 4, 2012, the date the acquisition closed, the total purchase price of the Wyndham Chicago hotel for accounting purposes was $81.16 million, excluding proration adjustments and closing costs. Immediately upon acquisition, the Company rebranded the hotel the Hyatt Chicago Magnificent Mile. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets and liabilities, obligations under capital lease and the Company’s common stock. During 2012, the Company incurred acquisition-related costs of $1.3 million, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hyatt Chicago Magnificent Mile have been included in the Company’s consolidated statements of operations from the acquisition date of June 4, 2012 through the year ended December 31, 2014.

In July 2012, the Company purchased the 357-room Hilton Garden Inn Chicago Downtown/Magnificent Mile for a net purchase price of $90.3 million, including $1.45 million of proration credits. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.7 million and $0.2 million during 2012 and 2011, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton Garden Inn Chicago Downtown/Magnificent Mile have been included in the Company’s consolidated statements of operations from the acquisition date of July 19, 2012 through the year ended December 31, 2014.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Marriott Wailea in July 2014, the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Regency San Francisco in December 2013, the Hyatt Chicago Magnificent Mile in June 2012 and the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012 had occurred on January 1, 2012. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2014	2013	2012
Revenues	$1,175,367	$1,100,354	$1,063,094

Income available (loss attributable) to common stockholders from continuing operations	$74,811	$19,931	$(9,742)

Income (loss) per diluted share available (attributable) to common stockholders from continuing operations	$0.39	$0.12	$(0.08)

For the year ended December 31, 2014, the Company included $27.0 million of revenues, and net income of $3.5 million in its consolidated statements of operations related to the Company’s 2014 acquisitions. For the year ended December 31, 2013, the Company included $51.0 million of revenues, and net income of $2.8 million in its consolidated statements of operations related to the Company’s 2013 acquisitions. For the year ended December 31, 2012, the Company included $27.7 million of revenues, and a net loss of $1.1 million in its consolidated statements of operations related to the Company’s 2012 acquisitions.

Intangible Assets

As of December 31, 2014 and 2013, intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	2014	2013
Advanced bookings (1)	$10,621	$35,154
Easement agreement (2)	9,727	9,727
Ground/air lease agreements (3)	121,850	121,850
In-place lease agreements (4)	6,795	6,223
Above/(below) market lease agreements, net (5)	(3,896)	(3,915)
Below market management agreement (6)	2,850	2,850
	147,947	171,889
Accumulated amortization	(22,453)	(44,426)
	$125,494	$127,463

Amortization expense on these intangible assets for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Advanced bookings (1)	$1,769	$4,560	$14,824
Ground/air lease agreements (3)	4,113	4,113	4,113
In-place lease agreements (4)	830	454	348
Above/(below) market lease agreements, net (5)	(304)	(148)	(6)
Below market management agreement (6)	469	469	212
	$6,877	$9,448	$19,491

(1)

Advanced bookings consist of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco, and the Marriott Wailea. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected. The amortization expense for contractual advanced hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The amounts will be fully amortized for the Boston Park Plaza, the Hyatt Regency San Francisco and the Marriott Wailea by June 2018, December 2017 and July 2018, respectively.

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

(3)

Ground/air lease agreements at the Doubletree Guest Suites Times Square, the Hilton Times Square and the JW Marriott New Orleans were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately 22 and 76 years as of December 31, 2014. The amortization expense for the agreements is included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations.

(4)

In-place lease agreements at the Boston Park Plaza, the Doubletree Guest Suites Times Square, the Hilton New Orleans St. Charles, the Hilton San Diego Bayfront, the Hyatt Regency San Francisco and the Marriott Wailea, were valued at fair value at the dates of acquisition. The agreements are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two months and 13 years as of December 31, 2014. The amortization expense for the agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

(5)

The above/(below) market lease agreements, net consist of unfavorable tenant lease liabilities at the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Marriott Wailea, and favorable tenant lease assets at the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Marriott Wailea. These agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two months and 17 years as of December 31, 2014. The amortization expense for the agreements is included in other operating revenue in the Company’s consolidated statements of operations.

(6)

The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straight-line method over the remaining non-cancelable terms of the two components, approximately 3 and 8 years each as of December 31, 2014. The amortization expense for the agreement is included in property general and administrative expense in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2015	$7,334
2016	$7,239
2017	$7,206
2018	$5,673
2019	$4,341

4. Discontinued Operations

In December 2014, the Company recorded additional expense of $0.4 million related to workers’ compensation claims which originated during the Company’s periods of ownership at several hotels. The Company sold these hotels during 2004, 2005, 2010 and 2013.

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate tax-deferred exchanges. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company recognized a net gain on the sale of $51.6 million. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company recognized $2.8 million and $2.6 million in dividends on the Preferred Equity Investment, respectively. All of the dividends earned on the Preferred Equity Investment are included in interest and other income on the Company’s consolidated statements of operations. The Company also provided a $3.7 million working cash advance to the buyer, resulting in a deferred gain on the sale of $3.7 million. The $3.7 million gain will be deferred until the Company is repaid from the Rochester Portfolio’s available cash flow. The working cash advance is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both December 31, 2014 and 2013.

Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million which is included in discontinued operations on the Company’s consolidated statements of operations. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 and the year ended December 31, 2012 to discontinued operations on its consolidated statements of operations.

In addition, at the time the Company sold the Rochester Portfolio, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the year ended December 31, 2014. The pension plan liability, totaling $7.0 million and $14.0 million as of December 31, 2014 and 2013, respectively, is included in other liabilities on the Company’s consolidated balance sheets. The remaining $7.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency, the Company accrued $0.3 million when it sold the Rochester Portfolio related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During the second quarter of 2014, the Company determined that its total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, the Company accrued an additional $1.8 million during the second quarter of 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the year ended December 31, 2014, bringing the total amount accrued for this contingency to $2.1 million. During 2014, the Company paid $1.3 million of the liability, reducing the accrued balance for this contingency to $0.8 million as of December 31, 2014. The Company expects to resolve this contingency in early 2015.

Prior to the sale of the Rochester Portfolio, pension liability adjustments related to the Rochester Portfolio’s defined benefit retirement plan were recorded as other comprehensive loss. The following table details the activity in accumulated other comprehensive loss in January 2013 due to the sale of the Rochester Portfolio (in thousands):

	One Month Ended	Affected Line in the Company’s Statements of
	January 31, 2013	Operations and Comprehensive Income
Beginning balance of accumulated other comprehensive loss	$(5,335)
Sale of Rochester Portfolio — pension liability adjustment	5,335	Income from discontinued operations
Ending balance of accumulated other comprehensive loss	$—

During 2012, the Company sold four hotels and an office building adjacent to one of the sold hotels. In August 2012, the Company sold the Marriott Del Mar located in San Diego, California for net proceeds of $17.7 million, including the assumption of the existing mortgage secured by the hotel which totaled $47.1 million on the date of sale, and recognized a gain on the sale of $25.5 million. In addition, the Company wrote off $48,000 in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the hotel. The Company reclassified the hotel’s results of operations for the first eight months of 2012 to discontinued operations on its consolidated statements of operations.

In September 2012, the Company sold a portfolio of assets that included the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy (located in Minneapolis, Minnesota, San Diego, California, and Troy, Michigan, respectively) and an office building adjacent to the Marriott Troy for net proceeds of $28.6 million, including the assumptions of three separate mortgages secured by the hotels totaling $75.6 million, as well as a $2.2 million liability for deferred management fees payable to the Marriott Troy’s third-party manager. The Company recognized a net gain on the sale of $12.7 million. In addition, the Company wrote off $0.1 million in deferred financing fees in conjunction with the buyer’s assumption of the debt secured by the three hotels. The Company reclassified the results of operations for the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, the Marriott Troy and the office building to discontinued operations for the first nine months of 2012 on its consolidated statements of operations.

The following table sets forth the discontinued operations for the years ended December 31, 2014, 2013 and 2012 for the four hotels and the commercial laundry facility sold in 2013, and the four hotels and the office building sold in 2012 (in thousands):

	2014	2013	2012
Operating revenues	$—	$3,690	$100,861
Operating expenses	(350)	(3,686)	(71,089)
Interest expense	—	(99)	(6,490)
Depreciation and amortization expense	—	—	(13,164)
Loss on extinguishment of debt	—	(3,115)	—
Gain on sale of hotels and other assets, net	5,199	51,620	38,292
Income from discontinued operations	$4,849	$48,410	$48,410

5. Interest Rate Derivative Agreements

At December 31, 2014 and 2013, the Company held two interest rate cap agreements. At December 31, 2013, the Company also held one interest rate swap agreement. The Company holds its interest rate derivative agreements in order to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 225 basis points. The initial interest rate cap agreement, whose strike rate was 3.75%, matured in April 2013. In April 2013, the Company purchased a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage for a cost of $12,000, which extended the maturity date from April 2013 to April 2015. The new interest rate cap agreement on the Hilton San Diego Bayfront continues to cap the LIBOR rate at 3.75%. The notional amount of the related debt capped totaled $117.0 million at both December 31, 2014 and 2013. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $177.4 million and $179.6 million at December 31, 2014 and 2013, respectively.

At December 31, 2013, the Company held an interest rate swap agreement on the JW Marriott New Orleans mortgage. The interest rate swap agreement capped the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date was in September 2015. The notional amount of the related debt totaled $39.8 million as of December 31, 2013. In conjunction with the Company’s refinancing of the mortgage secured by the JW Marriott New Orleans in December 2014 (see Note 7), the Company paid a fee of $0.6 million to terminate the interest rate swap agreement.

None of the interest rate derivative agreements qualify for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements resulted in net gain of $0.5 million for both the years ended December 31, 2014 and 2013, and a net loss of $0.4 million for the year ended December 31, 2012, which have been reflected as decreases in interest expense for 2014 and 2013, and as an increase in interest expense for 2012. As of December 31, 2014, the fair values of the interest rate cap agreements were de minimus. As of December 31, 2013, the fair values of the interest rate cap agreements totaled an asset of $16,000. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. The fair value of the interest rate swap agreement was a liability of zero and $1.1 million as of December 31, 2014 and 2013, respectively, and is included in other liabilities on the Company’s consolidated balance sheet as of December 31, 2013.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2014	2013
Property and equipment, net	$2,127	$2,478
Land held for development	188	188
Intangibles, net	6,677	7,277
Interest rate cap derivative agreements	—	16
Cash trap receivables	—	4,443
Other receivables	2,094	3,942
Other	3,399	2,762
	$14,485	$21,106

As of December 31, 2014 and 2013, property and equipment, net consisted of the following (in thousands):

	2014	2013
Cost basis	$11,573	$10,933
Accumulated depreciation	(9,446)	(8,455)
Property and equipment, net	$2,127	$2,478

The Company’s other assets, net as of December 31, 2014 and 2013, include BuyEfficient’s intangible assets totaling $6.7 million and $7.3 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $2.4 million and $1.8 million at December 31, 2014 and 2013, respectively. Amortization expense totaled $0.6 million for the years ended December 31, 2014, 2013 and 2012. For the next five years, amortization expense for the BuyEfficient intangible assets is expected to be as follows (in thousands):

2015	$600
2016	$600
2017	$600
2018	$351
2019	$337

As of December 31, 2013, $4.4 million of the Company’s cash remained trapped by the lender associated with the mortgage secured by the Hilton Del Mar, which the Company sold in 2012, and whose mortgage was assumed by the buyer. In February 2014, the lender released the cash, and the entire $4.4 million was returned to the Company.

7. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2014	2013
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% and 5.95% at December 31, 2014, and 4.4% and 6.6% at December 31, 2013; maturing at dates ranging from May 2015 through January 2025. The notes are collateralized by first deeds of trust on 14 hotel properties at both December 31, 2014 and 2013.	$1,023,780	$993,164
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points at December 31, 2014, and three-month LIBOR plus 325 basis points at December 31, 2013; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	228,296	231,451
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	177,216	179,460
Total notes payable	1,429,292	1,404,075
Less: current portion	(121,328)	(23,289)
Notes payable, less current portion	$1,307,964	$1,380,786

Notes Payable Transactions – 2014

In August 2014, the Company amended the mortgage secured by the Hilton San Diego Bayfront, which mortgage originally included the syndication of four lenders. In conjunction with the amendment and in accordance with the Debt Topic of the FASB ASC, the Company analyzed each of the four lenders to determine if their participation in the refinancing should be accounted for as a modification or as an extinguishment of their portion of the original loan. As a result of the Company’s assessments, three of the lenders’ participations were deemed to be modifications of the original loan, and the applicable amounts of unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In conjunction with the amendment, the Company paid additional deferred financing fees of $1.3 million to these three lenders, which are also amortized over the term of the refinanced debt. During 2014, the Company paid $0.1 million in loan fees to third parties related to the modifications, which were recorded in the Company’s results of operations as a component of interest expense. The portion of the loan related to the lender who chose not to participate in the refinancing was determined to be an extinguishment of the original loan, and as a result, $0.5 million of the unamortized balance of the applicable deferred financing fees were expensed during 2014, and recorded in the Company’s results of operations as loss on extinguishment of debt. In addition, the Company paid the lender $25,000 in costs associated with the extinguishment of debt, which is also included in the Company’s results of operations as loss on extinguishment of debt. The amended loan extends the loan’s maturity from April 2016 to August 2019, and reduces the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points.

In December 2014, the Company repaid the $38.9 million mortgage secured by the JW Marriott New Orleans, using proceeds received from a new $90.0 million mortgage secured by the JW Marriott New Orleans. The new loan extends the maturity date from September 2015 to December 2024. The new loan is subject to a 30-year amortization schedule, and reduces the interest rate from 5.45% under a related interest rate swap agreement to a fixed rate of 4.15%. In conjunction with its repayment of the original mortgage, the Company wrote off $39,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in the Company’s consolidated statements of operations, and paid a fee of $0.6 million to terminate the related interest rate swap agreement. In addition, the Company paid deferred financing fees of $0.6 million related to the new loan, which are amortized over the term of the new loan.

Also in December 2014, the Company extinguished the $67.1 million mortgage secured by the Embassy Suites La Jolla for a total cost of $71.1 million, and recorded a loss on extinguishment of debt of $4.0 million. The extinguishment was funded using proceeds received from a new $65.0 million mortgage secured by the Embassy Suites La Jolla, along with cash on hand. The new loan is subject to a 30-year amortization schedule, reduces the interest rate from a fixed rate of 6.6% to a fixed rate of 4.12%, and extends the maturity date from June 2019 to January 2025. In conjunction with its repayment of the original mortgage, the Company wrote off $43,000 of unamortized deferred financing fees, which are included in loss on extinguishment of debt in the Company’s consolidated statements of operations. In addition, the Company paid deferred financing fees of $0.4 million related to the new loan, which are amortized over the term of the new loan.

As of December 31, 2014, the Company has $150.0 million available for use under its senior unsecured revolving credit facility. An accordion option under the credit facility allows the Company to request additional lender commitments of up to $350.0 million.

The credit facility’s interest rate is based on a pricing grid with a range of 175 to 350 basis points, depending on the Company’s leverage ratio, and it matures in November 2015 with an option to extend to November 2016.

Notes Payable Transactions – 2013

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

Total interest incurred and expensed on the notes payable is as follows (in thousands):

	2014	2013	2012
Interest expense on debt and capital lease obligations	$70,067	$69,806	$71,664
(Gain) loss on derivatives, net	(529)	(525)	406
Accretion of Senior Notes	—	3	1,058
Amortization of deferred financing fees	2,777	2,955	3,690
Write-off of deferred financing fees	—	—	3
	$72,315	$72,239	$76,821

Aggregate future principal maturities and amortization of notes payable at December 31, 2014, are as follows (in thousands):

2015	$121,328
2016	205,802
2017	257,405
2018	290,852
2019	223,880
Thereafter	330,025
Total	$1,429,292

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Property, sales and use taxes payable	$14,490	$14,482
Income tax payable	295	—
Accrued interest	3,289	3,078
Advance deposits	10,742	8,259
Management fees payable	3,467	1,077
Other	4,183	3,392
	$36,466	$30,288

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred gain on sale of asset	$7,000	$14,000
Interest rate swap derivative agreement	—	1,066
Accrued income tax	1,541	1,491
Deferred revenue	6,790	6,918
Deferred rent	15,075	12,270
Deferred incentive management fees	534	1,714
Other	2,667	2,499
	$33,607	$39,958

In conjunction with the Rochester Portfolio sale, the Company retained a $14.0 million liability related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. Accordingly, the Company deferred $14.0 million of gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize $7.0 million of the deferred gain on sale of the Rochester Portfolio, which is included in discontinued operations for the year ended December 31, 2014. The remaining $7.0 million deferred gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

9. Income Taxes

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

During 2014, the Company recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit of $0.6 million, partially offset by a 2014 projected tax provision net of operating loss carryforwards of $0.8 million for its taxable entities.

During 2013, the Company recognized income tax expense of $4.7 million as a result of Internal Revenue Service (“IRS”) audits of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. The Company recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of its uncertain tax positions related to the year ended December 31, 2012, and as a result of its recent resolution of outstanding issues with the IRS. During 2013, the Company recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from its use of net operating loss carryforwards, as well as state income tax where the Company’s use of net operating loss carryforwards was either limited or unavailable.

During 2012, the Company’s federal alternative minimum tax resulting from its use of net operating loss carryforwards combined with the Company’s state income tax expense where the use of net operating loss carryforwards was either limited or unavailable to total $1.1 million of income tax expense.

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During 2014 and 2013, the Company recognized $50,000 and $0.6 million in interest expense related to its tax provisions, respectively. The Company recognized no penalties or interest related to its tax provisions for 2012.

The income tax provision for the Company is included in the consolidated financial statements as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Current:
Federal	$255	$6,371	$850
State	(76)	1,774	298
Total current income tax provision	$179	$8,145	$1,148
Deferred:
Federal	$(2,341)	$(9,488)	$1,031
State	(598)	(2,426)	278
Change in valuation allowance	2,939	11,914	(1,309)
Total deferred income tax provision	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2014	2013
NOL carryover	$28,420	$31,258
Other reserves	2,784	3,270
State taxes and other	(4,766)	(4,909)
Depreciation	375	133
Deferred tax asset before valuation allowance	26,813	29,752
Valuation allowance	(26,813)	(29,752)
	$—	$—

The Company has provided a valuation allowance against its net deferred tax asset at December 31, 2014 and 2013. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for deferred income taxes related to the Company is reflected in the accompanying consolidated statements of operations.

At December 31, 2014 and 2013, the net operating loss carryforwards for federal income tax purposes totaled approximately $72.3 million and $80.3 million, respectively. These losses, which begin to expire in 2024, are available to offset future income through 2032.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2014, 2013 and 2012, distributions paid per share were characterized as follows (unaudited):

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.510	100%	$0.100	100%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.510	100%	$0.100	100%	$—	—%

Preferred Stock — Series A
Ordinary income	$—	—%	$0.330	100%	$2.000	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.330	100%	$2.000	100%

Preferred Stock — Series C
Ordinary income	$—	—%	$0.656	100%	$1.572	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.656	100%	$1.572	100%

Preferred Stock — Series D
Ordinary income	$2.000	100%	$2.000	100%	$2.000	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$2.000	100%	$2.000	100%	$2.000	100%

10. Series C Cumulative Convertible Redeemable Preferred Stock

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

11. Stockholders’ Equity

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

Series D Cumulative Redeemable Preferred Stock

The Company’s 4,600,000 shares of its Series D preferred stock have a liquidation preference of $25.00 per share. On or after April 6, 2016, the Series D preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During 2014, the Company received $21.0 million in net proceeds from the issuance of 1,352,703 shares of its common stock in connection with the Agreements.

In June 2014, the Company issued 18,000,000 shares of its common stock in an underwritten public offering for net proceeds of approximately $262.5 million, which were used to acquire the Marriott Wailea in July 2014.

In July 2014, the Company issued 4,034,970 shares of its common stock valued at $60.0 million directly to the seller of the Marriott Wailea in connection with the Company’s acquisition of the hotel (see Note 3). The Company incurred offering costs of $0.1 million related to this transaction.

In February 2013, the Company issued 25,300,000 shares of its common stock, including the underwriters’ over-allotment of 3,300,000 shares, for net proceeds of approximately $294.9 million. The Company used $279.7 million of these proceeds to redeem all of its Series A preferred stock in March 2013, and its Series C preferred stock in May 2013, including accrued dividends, and used portions of the remaining proceeds towards the acquisitions of the Hilton New Orleans St. Charles in May 2013, and the Boston Park Plaza in July 2013.

In November 2013, the Company issued 20,000,000 shares of its common stock in an underwritten public offering for net proceeds of $270.9 million. The Company used the net proceeds from this offering to purchase the Hyatt Regency San Francisco, and used the remaining proceeds for capital investment in the Company’s portfolio and other general corporate purposes, including working capital.

In June 2012, the Company issued 5,454,164 shares of its common stock to the seller of the Wyndham Chicago (which the Company rebranded the Hyatt Chicago Magnificent Mile) in connection with the Company’s acquisition of the hotel (see Note 3). The Company incurred offering costs of $0.1 million related to this transaction.

Also in June 2012, the Company issued 12,143,273 shares of its common stock in an underwritten public offering for net proceeds of approximately $126.2 million. The Company used a portion of these proceeds to fund the purchase of the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012, and used the remaining proceeds for capital investment in the Company’s portfolio, including the renovation of the Hyatt Chicago Magnificent Mile, and other general corporate purposes, including working capital.

Dividends

The Company declared dividends per share on its Series A preferred stock, Series D preferred stock and common stock during 2014, 2013 and 2012 as follows:

	2014	2013	2012
Series A preferred stock	$—	$0.50	$2.00
Series D preferred stock	2.00	2.00	2.00
Common stock (1)	0.51	0.10	—
	$2.51	$2.60	$4.00

(1)

Includes a $0.36 dividend declared during the fourth quarter of 2014, which will be paid in January 2015 in a combination of cash and shares of the Company’s common stock, pursuant to elections by individual stockholders.

12. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 6,537,837 shares remain available for future issuance as of December 31, 2014.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Compensation expense, including forfeitures	$9,063	$7,189	$5,139

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statements of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statements of equity for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Total compensation expense, including forfeitures	$9,063	$7,189	$5,139
Net-settle adjustment	(2,842)	(2,331)	(1,673)
Amortization related to shares issued to design and construction employees	474	393	302
Vesting of restricted stock presented on statement of equity	$6,695	$5,251	$3,768

The following is a summary of non-vested stock grant activity:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,009,412	$10.23	1,539,992	$9.11	1,407,152	$8.55
Granted	691,182	$13.48	975,711	$11.82	647,171	$9.51
Vested	(799,845)	$10.61	(497,199)	$9.89	(513,095)	$8.08
Forfeited	(17,453)	$11.90	(9,092)	$10.89	(1,236)	$9.38
Outstanding at end of year	1,883,296	$11.24	2,009,412	$10.23	1,539,992	$9.11

At December 31, 2014, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Total basic management fees incurred by the Company during the years ended December 31, 2014, 2013 and 2012 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2014	2013	2012
Continuing operations — property general and administrative expense, and corporate overhead expense	$31,485	$25,218	$22,807
Discontinued operations	—	65	2,061
	$31,485	$25,283	$24,868

In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total incentive management fees incurred by the Company during the years ended December 31, 2014, 2013 and 2012 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2014	2013	2012
Continuing operations — property general and administrative expense	$4,034	$3,025	$2,738
Discontinued operations	—	—	587
	$4,034	$3,025	$3,325

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2014, 2013 and 2012 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2014	2013	2012
Continuing operations — franchise costs	$38,271	$32,932	$30,067
Discontinued operations	—	73	2,996
	$38,271	$33,005	$33,063

Total license and franchise costs included royalties of $11.6 million, $10.8 million and $10.6 million incurred by the Company during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining costs included advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At December 31, 2014, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2014 totaled $56.5 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The Company leases certain printers and copiers which leases have been determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expired in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	104	104
	58,903	58,903
Accumulated depreciation	(3,841)	(2,356)
	$55,062	$56,547

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 are as follows (in thousands):

2015	$1,409
2016	1,403
2017	1,403
2018	1,403
2019	1,403
Thereafter	109,414
Total minimum lease payments (1)	116,435
Less: Amount representing interest (2)	(100,852)
Present value of net minimum lease payments (3)	$15,583

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded zero in percentage rent during both 2014 and 2013, and $3,000 in percentage rent during 2012.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2014 as a current obligation of $7,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2014, 2013 and 2012, certain of the Company’s 30 hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2014	2013	2012
Number of hotels with ground, building and/or air leases	9	10	10

Number of ground leases	8	9	9
Number of building leases (1)	1	1	1
Number of air leases	3	3	3
Total number of ground, building and air leases	12	13	13

(1)	The building lease is considered by the Company to be a capital lease, as noted above.

At December 31, 2014, the ground, building and air leases mature in dates ranging from 2037 through 2097, excluding renewal options. One of the air leases requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Total rent expense incurred pursuant to ground, building and air lease agreements for the years ended December 31, 2014, 2013 and 2012 was included in property tax, ground lease and insurance in the Company’s consolidated statements of operations as follows (in thousands):

	2014	2013	2012
Minimum rent, including straightline adjustments	$14,999	$15,228	$14,950
Percentage rent (1)	2,718	2,131	2,000
	$17,717	$17,359	$16,950

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Prior to the Company’s June 2014 acquisition of the land underlying the Fairmont Newport Beach, the land was leased to the Company by a third party. The Company’s acquisition of the land reduced its ground lease expense by $0.6 million during 2014.

At December 31, 2014, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility totaled $0.4 million for each of the years ended December 31, 2014, 2013 and 2012, and was included in corporate overhead expense.

Future minimum payments under the terms of the ground and air leases, as well as the sublease on the corporate facility, in effect at December 31, 2014 are as follows (in thousands):

2015	$8,438
2016	8,499
2017	11,523
2018	11,450
2019	11,236
Thereafter	335,009
Total	$386,155

Employment Agreements

As of December 31, 2014, the Company has employment agreements with certain executive employees, which expire in August 2016. The terms of the agreements stipulate payments of base salaries and bonuses.

Approximate minimum future obligations under employment agreements are as follows as of December 31, 2014 (in thousands):

2015	$6,319
2016	706
$7,025

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2014, approximately 29.2% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.3 million for the year ended December 31, 2014, and $0.2 million for both of the years ended December 31, 2013 and 2012, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Property general and administrative expense on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.5 million, $1.1 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Discontinued operations on the Company’s consolidated statements of operations includes matching contributions into these retirement plans of zero for the year ended December 31, 2014, $3,000 for the year ended December 31, 2013, and $0.1 million for the year ended December 31, 2012.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2014, the Company’s 30 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
Number of hotels	9	3	3	3	3
Percentage of total rooms	31%	9%	8%	14%	13%
Percentage of total revenue for the year ended December 31, 2014	33%	13%	7%	14%	12%

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

At December 31, 2014, the Company had $0.7 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2014.

14. Quarterly Operating Results (Unaudited)

The consolidated quarterly results for the years ended December 31, 2014 and 2013, of the Company are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues — Continuing Operations
2014	$243,483	$300,852	$307,783	$289,880
2013	$194,921	$234,638	$250,370	$243,895

Operating income — Continuing Operations
2014	$14,295	$55,886	$50,832	$35,730
2013	$3,568	$36,622	$34,368	$24,640

Net income (loss)
2014	$(3,496)	$43,535	$33,643	$14,257
2013	$28,926	$20,009	$15,817	$5,249

Income available (loss attributable) to common stockholders per share — basic and diluted
2014	$(0.04)	$0.22	$0.14	$0.05
2013	$0.12	$0.09	$0.07	$0.01

Income available (loss attributable) to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

15. Subsequent Events

On February 13, 2015, the Company’s board of directors approved a “Second Amendment” to Article XIV of the Amended and Restated Bylaws of the Company (the “Bylaws”). Prior to the adoption of the Second Amendment, the Bylaws could only be amended, altered, repealed or rescinded by the board of directors. Pursuant to the Second Amendment, the Bylaws may be amended, altered, repealed or rescinded by the board of directors or by the stockholders upon an affirmative vote of a majority of all the votes entitled to be cast generally in the election of directors.

The Second Amendment to the Bylaws is attached hereto as Exhibit 3.4 and is incorporated by reference herein. The description of the foregoing amendment to the Company’s Bylaws is qualified in its entirety by reference to the full text of the attached Second Amendment. The effective date of the Second Amendment was February 13, 2015.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2014 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr		Land	Impr	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$116,281		$58,527	$170,589	$—	$13,105	$58,527	$183,694	$242,221	$10,042	2013	5-35
Courtyard by Marriott Los Angeles		(2)	—	8,446	—	12,870	—	21,316	21,316	9,248	1999	5-35
Doubletree Guest Suites Times Square	177,216		27,351	201,660	—	11,718	27,351	213,378	240,729	19,788	2011	5-35
Embassy Suites Chicago	69,370		79	46,886	6,348	20,703	6,427	67,589	74,016	24,078	2002	5-35
Embassy Suites La Jolla	65,000		27,900	70,450	—	8,959	27,900	79,409	107,309	23,182	2006	5-35
Fairmont Newport Beach		(2)	—	65,769	11,000	33,848	11,000	99,617	110,617	30,703	2005	5-35
Hilton New Orleans St. Charles	—		3,698	53,578	—	1,124	3,698	54,702	58,400	1,946	2013	5-35
Hilton North Houston	31,253		6,184	35,628	—	23,512	6,184	59,140	65,324	20,125	2002	5-35
Hilton San Diego Bayfront	228,296		—	424,992	—	8,912	—	433,904	433,904	29,463	2011	5-57
Hilton Times Square	86,606		—	221,488	—	24,768	—	246,256	246,256	72,049	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—		14,040	66,350	—	7,086	14,040	73,436	87,476	3,609	2012	5-50
Hyatt Chicago Magnificent Mile	—		—	91,964	—	16,512	—	108,476	108,476	9,436	2012	5-40
Hyatt Regency Newport Beach		(2)	—	30,549	—	25,801	—	56,350	56,350	17,690	2002	5-35
Hyatt Regency San Francisco	—		116,140	131,430	—	8,027	116,140	139,457	255,597	7,387	2013	5-35
JW Marriott New Orleans	90,000		—	73,420	—	4,324	—	77,744	77,744	8,643	2011	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	37,002	51,598	207,240	258,838	53,672	2007	5-35
Marriott Houston	20,943		4,167	19,155	—	13,921	4,167	33,076	37,243	11,141	2002	5-35
Marriott Park City	13,652		2,260	17,778	—	12,749	2,260	30,527	32,787	12,116	1999	5-35
Marriott Philadelphia	24,737		3,297	29,710	—	9,629	3,297	39,339	42,636	14,597	2002	5-35
Marriott Portland		(2)	5,341	20,705	—	6,863	5,341	27,568	32,909	11,598	2000	5-35
Marriott Quincy		(2)	14,375	97,875	—	4,651	14,375	102,526	116,901	27,284	2007	5-35
Marriott Tysons Corner	40,866		3,897	43,528	(250)	16,191	3,647	59,719	63,366	22,222	2002	5-35
Marriott Wailea	—		119,707	194,137	—	—	119,707	194,137	313,844	2,782	2014	5-40
Renaissance Harborplace	88,901		25,085	102,707	—	21,889	25,085	124,596	149,681	38,504	2005	5-35
Renaissance Los Angeles Airport		(2)	7,800	52,506	—	4,435	7,800	56,941	64,741	15,595	2007	5-35
Renaissance Long Beach		(2)	10,437	37,300	—	18,526	10,437	55,826	66,263	15,758	2005	5-35
Renaissance Orlando at Sea World ®	75,923		—	119,733	30,716	34,704	30,716	154,437	185,153	46,812	2005	5-35
Renaissance Washington DC	124,248		14,563	132,800	—	37,178	14,563	169,978	184,541	50,797	2005	5-35
Renaissance Westchester (3)		(2)	5,751	17,069	—	17,811	5,751	34,880	40,631	5,045	2010	5-35
Sheraton Cerritos		(2)	—	24,737	—	7,601	—	32,338	32,338	9,708	2005	5-35
	$1,429,292		$522,197	$2,773,177	$47,814	$464,419	$570,011	$3,237,596	$3,807,607	$625,020

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(In thousands)

				Cost Capitalized		Gross Amount at
		Initial costs		Subsequent to Acquisition		December 31, 2014 (1)
			Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.	Land	Impr.	Land	Impr	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Investments in Other Real Estate
Land held for future development or sale	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—	1999	NA
	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—

(1)	The aggregate cost of properties for federal income tax purposes is approximately $3.7 billion (unaudited) at December 31, 2014.
(2)	Hotel is pledged as collateral by the credit facility entered into in November 2010. As of December 31, 2014, the Company has no outstanding indebtedness under its credit facility.
(3)	Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties			Other Real Estate Investments
	2014	2013	2012	2014	2013	2012

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,416,762	$2,801,963	$2,904,975	$188	$188	$12,437
Additions during year:
Acquisitions	324,844	533,962	172,354	—	—	—
Improvements	66,001	80,923	46,831	—	—	50
Changes in reporting presentation (a)	—	—	(163,455)	—	—	(9,793)
Disposals during the year (a)	—	(86)	(158,742)	—	—	(2,506)
Balance at the end of the year	$3,807,607	$3,416,762	$2,801,963	$188	$188	$188
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$524,014	$439,446	$457,431	$—	$—	$2,865
Depreciation for the year	101,006	84,568	82,871	—	—	301
Changes in reporting presentation	—	—	(58,364)	—	—	(2,740)
Retirement	—	—	(42,492)	—	—	(426)
Balance at the end of the year	$625,020	$524,014	$439,446	$—	$—	$—

(a)	2012 changes in reporting presentation and 2013 disposals during the year represent the Rochester Portfolio classified as held for sale as of December 31, 2012 due to its sale in January 2013.