Form 10-Q
period 2015-03-31
Sunstone Hotel Investors, Inc.
filed 2015-05-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

                                               208,684,693 shares of Common Stock, $0.01 par value, as of April 30, 2015

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,972	$222,096
Restricted cash	87,260	82,074
Accounts receivable, net	50,907	34,227
Inventories	1,371	1,439
Prepaid expenses	15,890	14,909
Total current assets	312,400	354,745
Investment in hotel properties, net	3,537,125	3,538,129
Deferred financing fees, net	7,572	8,201
Goodwill	9,405	9,405
Other assets, net	14,855	14,485
Total assets	$3,881,357	$3,924,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,811	$32,577
Accrued payroll and employee benefits	22,964	31,919
Dividends payable	12,734	76,694
Other current liabilities	44,159	36,466
Current portion of notes payable	235,970	121,328
Total current liabilities	351,638	298,984
Notes payable, less current portion	1,187,447	1,307,964
Capital lease obligations, less current portion	15,576	15,576
Other liabilities	34,670	33,607
Total liabilities	1,589,331	1,656,131
Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,518,510 shares issued and outstanding at March 31, 2015 and 204,766,718 shares issued and outstanding at December 31, 2014	2,075	2,048
Additional paid in capital	2,454,720	2,418,567
Retained earnings	304,525	305,503
Cumulative dividends	(637,279)	(624,545)
Total stockholders’ equity	2,239,041	2,216,573
Non-controlling interests in consolidated joint ventures	52,985	52,261
Total equity	2,292,026	2,268,834
Total liabilities and equity	$3,881,357	$3,924,965

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Room	$193,291	168,127
Food and beverage	72,184	59,911
Other operating	18,910	15,445
Total revenues	284,385	243,483
OPERATING EXPENSES
Room	53,842	48,919
Food and beverage	50,219	42,908
Other operating	5,131	4,995
Advertising and promotion	15,360	12,971
Repairs and maintenance	11,558	10,881
Utilities	8,985	8,289
Franchise costs	8,600	8,077
Property tax, ground lease and insurance	23,613	19,052
Property general and administrative	34,449	28,922
Corporate overhead	14,253	6,559
Depreciation and amortization	40,707	37,615
Total operating expenses	266,717	229,188
Operating income	17,668	14,295
Interest and other income	946	716
Interest expense	(17,326)	(18,283)
Income (loss) before income taxes	1,288	(3,272)
Income tax provision	(85)	(224)
NET INCOME (LOSS)	1,203	(3,496)
Income from consolidated joint ventures attributable to non-controlling interests	(2,181)	(2,234)
Preferred stock dividends	(2,300)	(2,300)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,278)	$(8,030)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,278)	$(8,030)
Basic and diluted per share amounts:
Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.04)
Basic and diluted weighted average common shares outstanding	206,600	181,061

Dividends declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

								Non-Controlling
								Interests in
	Preferred Stock		Common Stock		Additional			Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Joint Ventures	Total
Balance at December 31, 2014	4,600,000	$115,000	204,766,718	$2,048	$2,418,567	$305,503	$(624,545)	$52,261	$2,268,834
Vesting of restricted common stock (unaudited)	—	—	624,227	6	(1,175)	—	—	—	(1,169)
Distributions to non-controlling interests (unaudited)	—	—	—	—	—	—	—	(1,457)	(1,457)
Issuance of common stock dividends declared in 2014 at $0.36 per share (unaudited)	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock dividends payable at $0.05 per share year to date (unaudited)	—	—	—	—	—	—	(10,434)	—	(10,434)
Series D preferred stock dividends payable at $0.50 per share year to date (unaudited)	—	—	—	—	—	—	(2,300)	—	(2,300)
Net income (loss) (unaudited)	—	—	—	—	—	(978)	—	2,181	1,203
Balance at March 31, 2015 (unaudited)	4,600,000	$115,000	207,518,510	$2,075	$2,454,720	$304,525	$(637,279)	$52,985	$2,292,026

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,203	$(3,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	138	95
Gain on sale of assets	—	(6)
Gain on derivatives, net	—	(109)
Depreciation	39,465	36,934
Amortization of franchise fees and other intangibles	2,049	1,755
Amortization of deferred financing fees	639	736
Amortization of deferred stock compensation	2,895	1,372
Changes in operating assets and liabilities:
Restricted cash	6,113	6,168
Accounts receivable	(16,818)	(9,045)
Inventories	68	129
Prepaid expenses and other assets	(1,768)	(289)
Accounts payable and other liabilities	8,182	12,650
Accrued payroll and employee benefits	(13,184)	(7,611)
Net cash provided by operating activities	28,982	39,283
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of other assets	—	7
Restricted cash — replacement reserve	(11,299)	390
Renovations and additions to hotel properties	(36,120)	(33,346)
Net cash used in investing activities	(47,419)	(32,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	1,392
Payment of common stock offering costs	—	(173)
Payments on notes payable	(5,875)	(5,673)
Payments of deferred financing costs	(10)	—
Dividends paid	(39,345)	(11,443)
Distributions to non-controlling interests	(1,457)	(8)
Net cash used in financing activities	(46,687)	(15,905)
Net decrease in cash and cash equivalents	(65,124)	(9,571)
Cash and cash equivalents, beginning of period	222,096	104,363
Cash and cash equivalents, end of period	$156,972	$94,792
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,240	$16,428
Income tax refunds received net of cash paid	$(647)	$—
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties	$12,479	$9,077
Amortization of deferred stock compensation — construction activities	$165	$114
NONCASH FINANCING ACTIVITY
Issuance of common stock dividend	$37,349	$—
Dividends payable	$12,734	$11,467

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2015, the Company had interests in 30 hotels (the “30 hotels”) held for investment, and the Company’s third-party managers included the following:

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

In addition, as of March 31, 2015, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

Non-controlling interests at both March 31, 2015 and December 31, 2014 represent the outside equity interests in various consolidated affiliates of the Company.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 19, 2015.

Certain prior year amounts have been reclassified in the consolidated financial statements in order to conform to the current year’s presentation.

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

Fair Value of Financial Instruments

As of March 31, 2015 and December 31, 2014, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

The Company follows the requirements of the Fair Value Measurement and Disclosure Topic of the FASB ASC, which establishes a framework for measuring fair value and disclosing fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

As discussed in Note 4, the Company held two interest rate cap agreements at March 31, 2015 and December 31, 2014 to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive loss as they are not designated as hedges. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Using Level 2 measurements, the Company determined that the total values of its interest rate cap agreements were de minimis at both March 31, 2015 and December 31, 2014. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the three months ended March 31, 2015 and 2014.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during the three months ended March 31, 2015 and 2014.

As of both March 31, 2015 and December 31, 2014, 71.6% of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.4 billion as of both March 31, 2015 and December 31, 2014. Using Level 3 measurements, including the Company’s weighted average cost of debt of 4.5%, the Company estimates that the fair market value of its debt totaled $1.4 billion as of both March 31, 2015 and December 31, 2014.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2015 (unaudited):
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,013	—	1,013	—
Total assets at March 31, 2015	$1,013	$—	$1,013	$—
December 31, 2014:
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,198	—	1,198	—
Total assets at December 31, 2014	$1,198	$—	$1,198	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2015 (unaudited):
Retirement benefit agreement (1)	$1,013	$—	$1,013	$—

December 31, 2014:
Retirement benefit agreement (1)	$1,198	$—	$1,198	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through March 31, 2015, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both March 31, 2015 and December 31, 2014.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchase of the Marriott Wailea. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of a hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both March 31, 2015 and December 31, 2014, the Company had no hotels or other assets held for sale.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments, and are amortized to interest expense over the terms of the related debt or commitment. If a loan is refinanced or paid before its maturity, any unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For both the three months ended March 31, 2015 and 2014, distributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities. There were no undistributed earnings representing nonforfeitable dividends allocated to the participating securities for either the three months ended March 31, 2015 or 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$1,203	$(3,496)
Income from consolidated joint ventures attributable to non-controlling interests	(2,181)	(2,234)
Preferred stock dividends	(2,300)	(2,300)
Dividends paid on unvested restricted stock compensation	(58)	(100)
Numerator for basic and diluted loss attributable to common stockholders	$(3,336)	$(8,130)
Denominator:
Weighted average basic and diluted common shares outstanding	206,600	181,061
Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.04)

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three months ended March 31, 2015 and 2014, as their inclusion would have been anti-dilutive.

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

Non-Controlling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of shareholders’ equity, non-controlling interests and total equity.

At both March 31, 2015 and December 31, 2014, the non-controlling interests reported in the Company’s financial statements include Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront, as well as investors that own a $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Land	$570,011	$570,011
Buildings and improvements	3,245,398	3,237,596
Furniture, fixtures and equipment	457,182	450,057
Intangibles	147,826	147,947
Franchise fees	1,167	1,167
Construction in process	93,394	68,275
Investment in hotel properties, gross	4,514,978	4,475,053
Accumulated depreciation and amortization	(977,853)	(936,924)
Investment in hotel properties, net	$3,537,125	$3,538,129

In June 2014, the Company acquired the land underlying the Fairmont Newport Beach, and in July 2014, the Company acquired the Marriott Wailea. Acquired properties are included in the Company’s results of operations and comprehensive loss from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Marriott

Wailea and the land underlying the Fairmont Newport Beach had occurred on January 1, 2014. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

Three Months Ended
March 31, 2014
(unaudited)
Revenues	$260,987
Loss attributable to common stockholders	$(3,173)
Loss per diluted share attributable to common stockholders	$(0.02)

4. Interest Rate Derivative Agreements

At March 31, 2015 and December 31, 2014, the Company held two interest rate cap agreements to manage its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 225 basis points. The Hilton San Diego Bayfront cap agreement caps the LIBOR rate at 3.75% until April 2015. The notional amount of the related debt capped totaled $117.0 million at both March 31, 2015 and December 31, 2014. The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $176.8 million and $177.4 million at March 31, 2015 and December 31, 2014, respectively.

None of the interest rate derivative agreements qualifies for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements are reflected as increases or decreases in interest expense on the Company’s statements of operations and comprehensive loss. During both the three months ended March 31, 2015 and 2014, changes in the fair value of the Company’s interest rate cap agreements resulted in nominal losses reflected as increases in interest expense during the respective periods. As of both March 31, 2015 and December 31, 2014, the fair values of the interest rate cap agreements were de minimus. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets. During the three months ended March 31, 2014, the Company also had an interest rate swap agreement on the JW Marriott New Orleans mortgage, which swap agreement was terminated in December 2014. Changes in the fair value of the interest rate swap agreement resulted in a net gain of $0.1 million for the three months ended March 31, 2014, which is reflected as a decrease in interest expense for the three months ended March 31, 2014.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Property and equipment, net	$1,990	$2,127
Land held for development	188	188
Intangibles, net	6,527	6,677
Deferred expense on straightlined third-party tenant leases	2,494	1,426
Other receivables	1,613	2,094
Other	2,043	1,973
Total other assets, net	$14,855	$14,485

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Cost basis	$11,683	$11,573
Accumulated depreciation	(9,693)	(9,446)
Property and equipment, net	$1,990	$2,127

The Company’s other assets, net as of March 31, 2015 and December 31, 2014, include BuyEfficient’s intangible assets totaling $6.5 million and $6.7 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $2.5 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively, and amortization expense totaled $0.1 million for both the three months ended March 31, 2015 and 2014.

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party. The Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed. The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both March 31, 2015 and December 31, 2014. During both the three months ended March 31, 2015 and 2014, the Company recognized $0.7 million in dividends on the Preferred Equity Investment.

6. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from May 2015 through January 2025. The notes are collateralized by first deeds of trust on 14 hotel properties at both March 31, 2015, and December 31, 2014.	$1,019,193	$1,023,780
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	227,590	228,296
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	176,634	177,216
Total notes payable	1,423,417	1,429,292
Less: current portion	(235,970)	(121,328)
Notes payable, less current portion	$1,187,447	$1,307,964

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$16,687	$17,656
Gain on derivatives, net	—	(109)
Amortization of deferred financing fees	639	736
Total interest expense	$17,326	$18,283

7. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Property, sales and use taxes payable	$17,796	$14,490
Income tax payable	463	295
Accrued interest	4,640	3,289
Advance deposits	14,388	10,742
Management fees payable	1,553	3,467
Other	5,319	4,183
Total other current liabilities	$44,159	$36,466

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Accrued income tax	1,554	1,541
Deferred revenue	6,874	6,790
Deferred rent	15,781	15,075
Deferred incentive management fees	714	534
Other	2,747	2,667
Total other liabilities	$34,670	$33,607

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency, the Company accrued $0.3 million when it sold the Rochester Portfolio related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During the second quarter of 2014, the Company determined that its total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, the Company accrued an additional $1.8 million during the second quarter of 2014 in accordance with the Contingencies Topic of the FASB ASC, bringing the total amount accrued for this contingency to $2.1 million. During 2014, the Company paid $1.3 million of the liability, reducing the accrued balance for this contingency to $0.8 million as of December 31, 2014. During the first quarter of 2015, the Company paid all remaining amounts due related to this contingency.

8. Stockholders’ Equity

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during the three months ended March 31, 2015. As of March 31, 2015, the Company has $128.4 million available for sale under the Agreements.

9. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$4,432	$2,036

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the three months ended March 31, 2015 is as follows (in thousands):

Three Months Ended
March 31, 2015
(unaudited)
Compensation expense, including forfeitures	$4,432
Net-settle adjustment	(5,766)
Amortization related to shares issued to design and construction employees	165
Vesting of restricted stock presented on statement of equity	$(1,169)

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, including $1.6 million in deferred stock amortization.

Stock Grants

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the options is $17.71 per share.

10. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic and incentive management fees incurred by the Company during the three months ended March 31, 2015 and 2014 were included in property general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Basic management fees	$7,822	$6,713
Incentive management fees	1,289	1,032
Total basic and incentive management fees	$9,111	$7,745

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2015 and 2014 were included in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Franchise assessments (1)	$6,087	$5,592
Franchise royalties	2,513	2,485
Total franchise costs	$8,600	$8,077

(1)	Includes advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At March 31, 2015, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at March 31, 2015 totaled $52.6 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	—	104
Capital lease assets, gross	58,799	58,903
Accumulated depreciation	(4,165)	(3,841)
Capital lease assets, net	$54,634	$55,062

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2015 are as follows (in thousands):

2015	$1,403
2016	1,403
2017	1,403
2018	1,403
2019	1,403
Thereafter	109,064
Total minimum lease payments (1)	116,079
Less: Amount representing interest (2)	(100,502)
Present value of net minimum lease payments (3)	$15,577

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due for the three months ended March 31, 2015 and 2014.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of March 31, 2015 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2015 and 2014 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Minimum rent, including straightline adjustments	$3,697	$3,828
Percentage rent (1)	818	628
Total	$4,515	$4,456

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Prior to the Company’s June 2014 acquisition of the land underlying the Fairmont Newport Beach, the land was leased to the Company by a third party. The Company’s acquisition of the land reduced its ground lease expense by $0.3 million during the three months ended March 31, 2015.

Rent expense incurred pursuant to leases on the corporate facility totaled $0.1 million for both the three months ended March 31, 2015 and 2014, and was included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2015, the Company’s 30 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3	3
Percentage of total rooms	31%	9%	8%	14%	13%
Percentage of total consolidated revenue for the three months ended March 31, 2015	37%	10%	5%	9%	12%

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

At March 31, 2015, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2015.

11. Subsequent Events

On April 2, 2015, the Company entered into a new $400.0 million senior unsecured credit facility, which replaced its existing $150.0 million senior unsecured credit facility. The new credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on the Company’s leverage ratios, and represents a decline in pricing from the old credit facility of approximately 30 to 60 basis points. The term of the new credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The new credit facility also includes an accordion option, which allows the Company to request additional lender commitments for up to a total capacity of $800.0 million.

On April 15, 2015, the Company and its joint venture partner entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage which caps the interest rate at 4.25% and matures in May 2017.

On April 28, 2015, the Company drew down $18.0 million on its new senior unsecured credit facility. The funds will be used, along with cash on hand, to repay four mortgages maturing in May 2015. The interest rate on the outstanding draw is 1.7%, and the Company anticipates repaying the draw during the second quarter of 2015.

On May 1, 2015, the Company repaid $99.1 million of debt secured by four of its hotels: the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, the Company has 18 unencumbered hotels.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2015, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•

general economic and business conditions, including a U.S. recession or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground, building or air leases for nine of the 30 hotels held for investment as of March 31, 2015;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	competition from hotels not owned by us;

•	the need for renovations, repositionings and other capital expenditures for our hotels;

•	the impact, including any delays, of renovations and repositionings on hotel operations;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

•

our hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations;

•	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

•	system security risks, data protection breaches, cyber-attacks and systems integration issues; and

•	other events beyond our control, including potential terrorist attacks or civil unrest.

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

We own primarily upper upscale hotels in the United States. As of March 31, 2015, we had interests in 30 hotels, which are currently held for investment (the “30 hotels”). Of the 30 hotels, we classify 27 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2015, all but one (the Marriott Wailea) of our 30 hotels are considered business, convention, or airport hotels, as opposed to resort or leisure hotels. The hotels comprising our 30 hotel portfolio average 477 rooms in size.

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

•

Continued Balance Sheet Strength. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility especially during cyclical declines. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity through the cyclical recovery phase, with access to multiple sources of attractively priced capital maximized in advance of cyclical declines. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises, paying a portion of our dividends with our common stock, or by retaining excess cash generated by our operations.

Since the end of 2009, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle/mature phase of a cyclical lodging recovery. Accordingly, during the past four years, we selectively acquired interests in nine hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Marriott Wailea in July 2014. Based on our purchase prices, the combined asset value of these nine hotels totals $1.8 billion, or $329,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all 30 hotels in which we have interests as of March 31, 2015. In addition, our Comparable Portfolio includes prior ownership results for the Marriott Wailea;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss), excluding: non-controlling interests; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax assessments or credits; and any other identified adjustments;

•

Funds from operations, or FFO, which is net income (loss), excluding: non-controlling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO available to common stockholders, which is FFO adjusted to exclude: preferred stock dividends and any redemption charges; penalties; written-off deferred financing costs; non-real estate-related impairment losses; income tax benefits or provisions associated with the application of net operating loss carryforwards; and any other identified adjustments.

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the ADR;

•	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition revenue as well as operating revenue from BuyEfficient and hotel space leased by third parties.

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

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, amortization of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•

Income tax provision, which includes federal and state income taxes charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint ventures attributable to non-controlling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends earned by investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square, and related administrative fees; and

•	Preferred stock dividends, which includes dividends earned on our 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”)

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2014, Comparable Portfolio RevPAR increased 6.9% as compared to 2013, with a 190 basis point increase in portfolio occupancy. These improving demand trends continued in the first quarter of 2015. As a result, our first quarter Comparable Portfolio RevPAR increased 6.7% in 2015 as compared to the same period in 2014, with a 130 basis point increase in portfolio occupancy. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and therefore drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. The recession and financial crisis which occurred in 2008 and 2009, served to restrict credit and tighten lending standards, which resulted in a curtailment of funding for new hotel construction projects. In aggregate, we expect the U.S. hotel supply will remain slightly below historic levels over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington DC and Chicago where there are currently higher-than-average supplies of new hotel room openings. In addition, lenders are seeking higher yielding instruments, which may lead to riskier lending practices, including lending on new hotel construction.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 30 basis points during the first quarter of 2015 as compared to the same period in 2014. The increase in our Comparable Portfolio RevPAR index was due in part to increased revenue at our newly renovated hotels, partially offset by renovation disruption at the Boston Park Plaza.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience and hotel employee satisfaction. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced, either currently or in the past, increases in hourly wages, employee benefits (especially health insurance), utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive loss, and includes the 30 hotels (14,306 rooms) as of March 31, 2015 and 29 hotels (13,753 rooms) as of March 31, 2014.

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$193,291	$168,127	$25,164	15.0%
Food and beverage	72,184	59,911	12,273	20.5%
Other operating	18,910	15,445	3,465	22.4%
Total revenues	284,385	243,483	40,902	16.8%
OPERATING EXPENSES
Hotel operating	177,308	156,092	21,216	13.6%
Property general and administrative	34,449	28,922	5,527	19.1%
Corporate overhead	14,253	6,559	7,694	117.3%
Depreciation and amortization	40,707	37,615	3,092	8.2%
Total operating expenses	266,717	229,188	37,529	16.4%
Operating income	17,668	14,295	3,373	23.6%
Interest and other income	946	716	230	32.1%
Interest expense	(17,326)	(18,283)	957	5.2%
Income (loss) before income taxes	1,288	(3,272)	4,560	139.4%
Income tax provision	(85)	(224)	139	62.1%
NET INCOME (LOSS)	1,203	(3,496)	4,699	134.4%
Income from consolidated joint ventures attributable to non-controlling interests	(2,181)	(2,234)	53	2.4%
Preferred stock dividends	(2,300)	(2,300)	—	—%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,278)	$(8,030)	$4,752	59.2%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio, including prior ownership results as applicable for the Marriott Wailea.

	Three Months Ended March 31,
	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	79.6%	$188.59	$150.12	78.3%	$179.69	$140.70	130	bps	5.0%	6.7%

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

•

Non-controlling interests: we deduct the non-controlling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

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

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, lease buyouts, and restructurings and departmental closing costs, including severance, because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$1,203	$(3,496)
Operations held for investment:
Depreciation and amortization	40,707	37,615
Amortization of lease intangibles	1,028	1,028
Interest expense	17,326	18,283
Income tax provision	85	224
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(2,181)	(2,234)
Depreciation and amortization	(847)	(821)
Interest expense	(378)	(567)
EBITDA	56,943	50,032

Operations held for investment:
Amortization of deferred stock compensation	2,895	1,372
Amortization of favorable and unfavorable contracts, net	(221)	46
Non-cash straightline lease expense	504	512
Capital lease obligation interest — cash ground rent	(351)	(351)
Gain on sale of assets	—	(6)
Closing costs — completed acquisitions	—	56
Prior year property tax adjustments, net	(188)	(2,878)
Boston Park Plaza relaunch costs	683	—
Lease termination costs	300	—
Costs associated with CEO severance	5,257	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Prior year property tax adjustments, net	—	696
	8,766	(666)
Adjusted EBITDA	$65,709	$49,366

Adjusted EBITDA was $65.7 million and $49.4 million for the three months ended March 31, 2015 and 2014, respectively. Adjusted EBITDA increased $16.3 million in the first quarter of 2015 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Marriott Wailea acquired in July 2014), combined with an increase in earnings at three of our hotels which were undergoing major renovations during the first quarter of 2014, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach (the “three 2014 renovation hotels”), partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major renovation during the first quarter of 2015.

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

We also present Adjusted FFO available to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO for the following items, which may occur in any period, and refer to this measure as Adjusted FFO available to common stockholders:

•

Preferred stock dividends: we deduct preferred stock dividends and exclude any redemption charges in order to facilitate comparisons between us and the majority of other lodging REITS who either have no preferred stock dividends or who also present Adjusted FFO available to common stockholders.

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

•

Non-controlling interests: we deduct the non-controlling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by investors from an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, lease buyouts, restructurings and departmental closing costs, including severance, and income tax benefits or provisions associated with the application of net operating loss carryforwards because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income (loss) to FFO and Adjusted FFO available to common stockholders for our hotel portfolio for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$1,203	$(3,496)
Operations held for investment:
Real estate depreciation and amortization	40,310	37,226
Amortization of lease intangibles	1,028	1,028
Gain on sale of assets	—	(6)
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(2,181)	(2,234)
Real estate depreciation and amortization	(847)	(821)
FFO	39,513	31,697

Operations held for investment:
Preferred stock dividends	(2,300)	(2,300)
Amortization of favorable and unfavorable contracts, net	(221)	46
Non-cash straightline lease expense	504	512
Non-cash interest related to gain on derivatives, net	—	(109)
Closing costs — completed acquisitions	—	56
Prior year property tax adjustments, net	(188)	(2,878)
Boston Park Plaza relaunch costs	683	—
Lease termination costs	300	—
Costs associated with CEO severance	5,257	—
Amortization of deferred stock compensation associated with CEO severance	1,623	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)
Prior year property tax adjustments, net	—	696
	5,545	(4,090)
Adjusted FFO available to common stockholders	$45,058	$27,607

Adjusted FFO available to common stockholders was $45.1 million and $27.6 million for the three months ended March 31, 2015 and 2014, respectively. Adjusted FFO available to common stockholders increased $17.5 million in the first quarter of 2015 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Marriott Wailea acquired in July 2014), combined with an increase in earnings at the three 2014 renovation hotels, as well as a decrease in interest expense, partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major room renovation during the first quarter of 2015.

Room revenue. Room revenue increased $25.2 million, or 15.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We acquired one hotel subsequent to the first quarter of 2014, the Marriott Wailea in July 2014, which contributed additional room revenue of $14.1 million during the three months ended March 31, 2015.

Room revenue generated by the 29 hotels we owned prior to January 1, 2014 (our “existing portfolio”), increased $11.1 million during the first quarter of 2015 as compared to the first quarter of 2014 due to increases in both occupancy ($2.8 million) and ADR ($8.3 million). The increases in occupancy and ADR were driven by an additional 23,553 group room nights, partially offset by 5,629 fewer transient room nights. Room nights during the first quarter of 2015 were negatively impacted by a major renovation at the Boston Park Plaza, which caused 12,535 room nights to be out of service, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation. In comparison, during the first quarter of 2014, the three 2014 renovation hotels caused a total of 9,566 room nights to be out of service, displacing approximately $1.9 million in room revenue based on the hotels achieving a combined potential 72.8% occupancy rate and RevPAR of $146.99 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $12.3 million, or 20.5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Marriott Wailea contributed an additional $2.8 million to food and beverage revenue during the first quarter of 2015. Food and beverage revenue in our existing portfolio increased $5.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increased banquet and related service charge revenue at the majority of our hotels due to the increase in group room nights. In addition, food and beverage revenue in our existing portfolio increased $4.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to our January 1, 2015 adoption of the American Hotel & Lodging Association’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition (the “USALI Eleventh Revised Edition”), which affected the classification of mandatory service charges to guests for banquets and events that are paid out as gratuities to hotel employees. Previously, these charges reduced our food and beverage revenue. Beginning in 2015, these charges are included as food and beverage expense. These increases in food and beverage revenue during the first quarter of 2015 as compared to the first quarter of 2014 were partially offset by a decrease in revenue at the outlets in several of our hotels, including those at the Boston Park Plaza, due to renovation during the first quarter of 2015.

Other operating revenue. Other operating revenue increased $3.5 million, or 22.4%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Marriott Wailea contributed an additional $2.2 million to other operating revenue during the first quarter of 2015. In addition, BuyEfficient’s revenue increased $0.2 million during the first quarter of 2015 as compared to the same period in 2014 due to increased transaction fees. Other operating revenue in our existing portfolio increased $1.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increases in attrition revenue, cancellation revenue, resort fees, contract revenue and tenant lease revenue, including the write off of a $0.3 million below market lease intangible liability due to the termination of a tenant lease at one of our hotels during the first quarter of 2015.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $21.2 million, or 13.6%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Marriott Wailea contributed an additional $9.5 million to hotel operating expenses during the first quarter of 2015. Hotel operating expenses in our existing portfolio increased $11.7 million during the three months ended March 31, 2015 as compared to the same period in 2014. This increase in hotel operating expenses is primarily related to the corresponding increased room, and food and beverage revenue, as well as the changes stipulated by the USALI Eleventh Revised Edition. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2015 as compared to the same period in 2014 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion due to increased payroll and related expenses, as well as increased costs to promote our hotels; and property taxes due to refunds and lower property tax assessments received at several of our hotels during the first quarter of 2014.

Property general and administrative expense.  Property general and administrative expense increased $5.5 million, or 19.1%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Marriott Wailea contributed an additional $1.8 million to property general and administrative expense during the first quarter of 2015. In addition, BuyEfficient’s property general and administrative expenses increased $0.3 million during the first quarter of 2015 as compared to the same period in 2014 due to increased payroll and related expenses, including deferred stock compensation expense, as well as increased contract and professional expenses. Property general and administrative expense in our existing portfolio increased $3.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue:  payroll and related expenses; management fees; contract and professional fees; employee recruitment, relations, relocation and training expenses; credit and collection expenses; supplies; and licenses and permits. In addition, legal expenses increased primarily due to $0.3 million in lease termination costs at one of our hotels.

Corporate overhead expense.  Corporate overhead expense increased $7.7 million, or 117.3%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increased payroll and related expenses ($5.9 million), deferred stock compensation expense ($1.6 million) and legal expense ($0.2 million). These increases were primarily due to $6.9 million in costs related to the departure of our former chief executive officer in January 2015.

Depreciation and amortization expense.  Depreciation and amortization expense increased $3.1 million, or 8.2%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Marriott Wailea contributed an additional $2.5 million to depreciation and amortization during the first quarter of 2015. Depreciation and amortization expense in our existing portfolio increased $0.6 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which includes a $0.3 million write off of an in-place lease intangible asset due to the termination of a tenant lease at one of our hotels during the first quarter of 2015. In addition, depreciation and amortization increased due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Interest and other income.  Interest and other income totaled $0.9 million for the three months ended March 31, 2015, and $0.7 million for the three months ended March 31, 2014. In the first quarter of 2015, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels, and $0.1 million in other interest and miscellaneous income. In the first quarter of 2014, we recognized $0.7 million in interest income on the Preferred Equity Investment and nominal other interest and miscellaneous income.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Interest expense on debt and capital lease obligations	$16,687	$17,656
Gain on derivatives, net	—	(109)
Amortization of deferred financing fees	639	736
	$17,326	$18,283

Interest expense decreased $1.0 million, or 5.2%, during the three months ended March 31, 2015 as compared to the same period during 2014. Interest expense on our debt and capital lease obligations decreased primarily due to lower balances from monthly amortization, lower interest rates from debt transactions, as well as lower variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront. During 2014, we completed debt transactions on loans secured by the Hilton San Diego Bayfront, the Embassy Suites La Jolla and the JW Marriott New Orleans, all three of which impacted our interest expense during the first quarter of 2015 as compared to the same period in 2014. In August 2014, we amended the loan secured by the Hilton San Diego Bayfront, which reduced the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. In December 2014, we extinguished a $67.1 million loan secured by the Embassy Suites La Jolla with a fixed interest rate of 6.6%, and entered into a new $65.0 million loan also secured by the Embassy Suites La Jolla with a fixed interest rate of 4.12%. Also in December 2014, we repaid a $38.9 million loan secured by the JW Marriott New Orleans with a fixed interest rate of 5.45% under a related interest rate swap agreement, and entered into a new $90.0 million loan also secured by the JW Marriott New Orleans with a fixed interest rate of 4.15%. Though the interest rate on the loan secured by the JW Marriott New Orleans is now lower, interest expense on the loan was higher during the first quarter of 2015 as compared to the first quarter of 2014 due to the higher loan balance.

In addition, interest expense decreased during the first quarter of 2015 as compared to the same period during 2014 due to a decrease in the amortization of deferred financing fees resulting from our amendment of the Hilton San Diego Bayfront mortgage, which extended the maturity date of the loan from 2016 to 2019.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.5% and 4.9% at March 31, 2015 and 2014, respectively. Approximately 71.6% and 70.7% of our outstanding notes payable had fixed interest rates at March 31, 2015 and 2014, respectively.

On May 1, 2015, we repaid $99.1 million of debt secured by four of our hotels: the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner, which will cause our interest expense to decrease throughout the remainder of 2015. This decrease in interest expense will be partially offset by increased interest due to an $18.0 million draw on our new senior unsecured credit facility on April 28, 2015.

Income tax provision. Income tax provision totaled $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectfully. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the first quarter of 2015, we recognized combined federal and state income tax expense of $0.1 million based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities. During the first quarter of 2014, we recognized combined federal and state income tax expense of $0.2 million based on 2014 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint ventures attributable to non-controlling interests. Income from consolidated joint ventures attributable to non-controlling interests totaled $2.2 million for both the three months ended March 31, 2015 and 2014. Consistent with the Presentation Topic of the FASB ASC, our net income for the three months ended March 31, 2015 and 2014 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.2 million for both the three months ended March 31, 2015 and 2014. In addition, income from consolidated joint ventures attributable to non-controlling interests includes a nominal amount of preferred dividends earned by investors from the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends.  During both the three months ended March 31, 2015 and 2014, we recognized $2.3 million of preferred stock dividends accrued on our Series D preferred stock.

Investing Activities

Acquisitions. We believe we are in the middle/mature phase of a prolonged cyclical lodging industry recovery. Accordingly, we selectively acquired three hotels during 2013 and one hotel in 2014: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Marriott Wailea in July 2014.

While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, or by draws on our new $400.0 million senior unsecured credit facility, which we entered into in April 2015. However, in light of our current financial objectives, we expect to fund any near term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

Renovations. We invested $36.1 million and $33.3 million in capital improvements to our hotel portfolio during the three months ended March 31, 2015 and 2014, respectively. Consistent with our cycle-appropriate strategy, during the first three months of 2015 and 2014, we continued to undertake major renovations, repositionings and ordinary course rooms and public space renovations, most significantly during the first quarter of 2015 at the Boston Park Plaza, and during the first quarter of 2014 at the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach. As a result of our major renovations and repositionings, we incurred approximately $1.3 million and $1.9 million of revenue disruption during the three months ended March 31, 2015 and 2014, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities, working capital, sales of other assets and proceeds from our common stock offerings. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $29.0 million for the three months ended March 31, 2015 as compared to $39.3 million for the three months ended March 31, 2014. This decrease was primarily due to an increase in accounts receivable at several of our hotels, combined with a decrease in accrued payroll and employee benefits, as well as a decrease in cash generated by the Boston Park Plaza, which was undergoing a major renovation during the first three months of 2015. These decreases to cash provided by operating activities were partially offset by additional cash generated by the Marriott Wailea acquired in July 2014, combined by an increase in cash generated by three of our hotels which were undergoing major room renovations during the first three months of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2015 as compared to the first three months of 2014 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Proceeds from sales of other assets	$—	$7
Restricted cash — replacement reserve	(11,299)	390
Renovations and additions to hotel properties	(36,120)	(33,346)
Net cash used in investing activities	$(47,419)	$(32,949)

Net cash used in investing activities was $47.4 million during the three months ended March 31, 2015 as compared to $32.9 million for the three months ended March 31, 2014. During the first three months of 2015, we increased our restricted cash replacement reserve accounts by $11.3 million, and paid $36.1 million for renovations and additions to our portfolio.

During the first three months of 2014, we paid $33.3 million for renovations and additions to our portfolio. This cash outflow was slightly offset by $7,000 received from the sale of surplus FF&E, and by $0.4 million received from a reduction in our restricted cash replacement reserve accounts.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities was $46.7 million for the three months ended March 31, 2015 as compared to $15.9 million for the three months ended March 31, 2014. Net cash used in financing activities during the first quarter of 2015 consisted of the following cash outflows: $5.9 million in principal payments on our notes payable; $10,000 in deferred financing costs related to the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $39.3 million in dividends to our common and preferred stockholders; and $1.5 million in distributions to the non-controlling interests in our hotels.

During the first quarter of 2014, we paid $5.7 million in principal payment on our notes payable, $11.4 million in dividends to our common and preferred stockholders, and $8,000 in distributions to the non-controlling interests in our hotels. These cash outflows were partially offset by $1.2 million in net proceeds received from our issuance of common stock.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Equity Distribution Agreements we entered into in February 2014 with the Managers. Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through March 31, 2015, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the Agreements, leaving $128.4 million available for sale under the Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

During the next 12 months, $214.9 million of our debt will mature, including four mortgages totaling $99.1 million in May 2015 (secured by the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner), $85.2 million for one mortgage in January 2016 (secured by the Renaissance Harborplace) and $30.6 million for one mortgage in March 2016 (secured by the Hilton North Houston).We believe that our current cash balance, our cash flow from operations, our access to capital markets and our credit facility, along with our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including our debt maturities, as well as payment of cash dividends on our common stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt. As of March 31, 2015, we had $1.4 billion of consolidated debt, $244.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of March 31, 2015 is approximately 4 years, and 71.6% of our debt is fixed rate with a weighted average interest rate of 5.2%. Including our variable-rate debt obligations based on the variable rates at March 31, 2015, the weighted average interest rate on our debt is 4.5%.

As of March 31, 2015, all of our outstanding debt had fixed interest rates, except our two variable-rate debt obligations, which include the $227.6 million non-recourse mortgage on the Hilton San Diego Bayfront and the $176.6 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. The interest rate cap agreement on the Hilton San Diego Bayfront mortgage matured in April 2015, and capped the LIBOR rate at 3.75%. In April 2015, we entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage, which caps the interest rate at 4.25% and matures in May 2017. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

In April 2015, we entered into a new $400.0 million senior unsecured credit facility, which replaced our existing $150.0 million senior unsecured credit facility. The new credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the old credit facility of approximately 30 to 60 basis points. The term of the new credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The new credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. On April 28, 2015, we drew down $18.0 million on our new senior unsecured credit facility. The funds were used, along with cash on hand, to repay four mortgages maturing in May 2015. The interest rate on the outstanding draw is 1.7%, and we anticipate repaying the draw during the second quarter of 2015.

We may in the future seek to obtain mortgages on one or all of our unencumbered hotels, all of which are currently held by subsidiaries whose interests are pledged to our new credit facility entered into in April 2015: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Quincy, Marriott Portland, Marriott Wailea, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

On May 1, 2015, we repaid $99.1 million of debt secured by four of our hotels; the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, we have 18 unencumbered hotels. These 18 hotels had an aggregate of 6,828 rooms as of March 31, 2015, and generated $490.9 million in revenue during the year ended December 31, 2014, including revenue generated by the Marriott Wailea prior to our ownership.

Cash Balance.  As of March 31, 2015, our unrestricted cash balance was $157.0 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand. On April 28, 2015, we drew down $18.0 million on our new senior unsecured credit facility, and on May 1, 2015, we repaid $99.1 million of our debt secured by four of our hotels.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of March 31, 2015 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,423,417	$235,970	$456,111	$403,370	$327,966
Interest obligations on notes payable (1)	223,637	58,853	83,403	44,624	36,757
Capital lease obligations	15,577	1	2	2	15,572
Interest obligations on capital leases	100,502	1,402	2,804	2,804	93,492
Operating lease obligations	519,311	10,089	24,063	25,883	459,276
Construction commitments	52,550	52,550	—	—	—
Employment obligations	1,613	1,210	403	—	—
Total	$2,336,607	$360,075	$566,786	$476,683	$933,063

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2015 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for renovation and development. We invested $36.1 million in our portfolio during the first quarter of 2015. As of March 31, 2015, we have contractual construction commitments totaling $52.6 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2015, $61.5 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 5 to the consolidated financial statements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter for 2014 and 2015 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2014 Comparable Portfolio (1)	$259,277	$312,469	$308,364	$288,083	$1,168,193
Revenues as a percentage of total	22.2%	26.7%	26.4%	24.7%	100.0%

2015 Comparable Portfolio (1)	$282,288

(1)	Includes all 30 hotel properties in which we have interests as of March 31, 2015. Also includes prior ownership, as applicable, for the Marriott Wailea before our acquisition of the hotel.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed in our purchase of the Marriott Wailea. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principal of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principal, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 will become effective during the first quarter of 2017 (though the FASB is currently considering a one-year deferral), and will require either a full retrospective approach or a modified retrospective approach, with early adoption prohibited. We are currently evaluating the impact that ASU No. 2014-09 will have on our financial statements.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 will become effective during the first quarter of 2016, and will require a modified retrospective approach, with early adoption permitted. We are currently evaluating the impact that ASU No. 2015-02 will have on our financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the way that debt issuance costs are presented on the balance sheet. Current guidance requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred, and present those amounts separately as deferred charges. ASU No. 2015-03 changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU No. 2015-03 will become effective during the first quarter of 2016, and will require a retrospective approach to all prior periods presented in the financial statements, with early adoption permitted. In the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). Once we adopt ASU No. 2015-03, we will reclassify the balance of our debt issuance costs (whose balance was $7.6 million as of March 31, 2015), which will reduce our notes payable balance by this same amount. In addition, our disclosures will increase during our year of adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)” (“ASU No. 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. Under ASU No. 2015-05,  if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. An arrangement would contain a software license element if both of the following criteria are met: (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty;  and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. ASU No. 2015-05 describes “without significant penalty” as containing two distinct concepts: (1) the ability to take delivery of the software without incurring significant cost; and (2) the ability to use the software separately without a significant diminution in utility or value. ASU No. 2015-05 does not change GAAP for a customer’s accounting for service contracts. In addition, ASU No. 2015-05 supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU No. 2015-05 will become effective during the first quarter of 2016, and will require either a retrospective approach to all prior periods presented in the financial statements or a prospective approach for arrangements entered into after the effective date, with early adoption permitted. Depending on which approach is taken, in the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change as well as the transition method. We are currently evaluating the impact that ASU No. 2015-05 will have on our financial statements.

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

As of March 31, 2015, 71.6% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $3.7 million based on the variable rates at March 31, 2015. After adjusting for the non-controlling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $3.2 million, based on the variable rates at March 31, 2015. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	271,733	$ 17.68	—
February 1, 2015 — February 28, 2015	249,097	$ 17.44	—
March 1, 2015 — March 31, 2015	1,862	$ 16.18	—	$ 100,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of March 31, 2015, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

3.2.2

Second Amendment to the Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of February 13, 2015 (incorporated by reference to Exhibit 3.4 to Form 10-K, filed by the Company on February 19, 2015).

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

10.1

Credit Agreement, dated April 2, 2015, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., JPMORGAN Chase Bank, N.A. and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 2, 2015).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 8, 2015	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)