Form 10-Q
period 2015-06-30
Sunstone Hotel Investors, Inc.
filed 2015-08-07
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

                                               208,696,968 shares of Common Stock, $0.01 par value, as of August 3, 2015

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,760	$222,096
Restricted cash	88,456	82,074
Accounts receivable, net	52,174	34,227
Inventories	1,350	1,439
Prepaid expenses	11,616	14,909
Total current assets	252,356	354,745
Investment in hotel properties, net	3,532,156	3,538,129
Deferred financing fees, net	10,552	8,201
Goodwill	9,405	9,405
Other assets, net	16,329	14,485
Total assets	$3,820,798	$3,924,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,806	$32,577
Accrued payroll and employee benefits	25,886	31,919
Dividends payable	12,735	76,694
Other current liabilities	44,174	36,466
Current portion of notes payable	135,825	121,328
Total current liabilities	254,426	298,984
Notes payable, less current portion	1,182,832	1,307,964
Capital lease obligations, less current portion	15,576	15,576
Other liabilities	35,265	33,607
Total liabilities	1,488,099	1,656,131
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,604,391 shares issued and outstanding at June 30, 2015 and 204,766,718 shares issued and outstanding at December 31, 2014	2,076	2,048
Additional paid in capital	2,456,604	2,418,567
Retained earnings	355,702	305,503
Cumulative dividends	(650,014)	(624,545)
Total stockholders’ equity	2,279,368	2,216,573
Non-controlling interests in consolidated joint ventures	53,331	52,261
Total equity	2,332,699	2,268,834
Total liabilities and equity	$3,820,798	$3,924,965

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES
Room	$239,678	214,940	432,969	383,067
Food and beverage	79,265	68,733	151,449	128,644
Other operating	20,324	17,179	39,234	32,624
Total revenues	339,267	300,852	623,652	544,335
OPERATING EXPENSES
Room	57,568	53,418	111,410	102,337
Food and beverage	52,812	45,109	103,031	88,017
Other operating	5,337	5,006	10,468	10,001
Advertising and promotion	15,567	13,655	30,927	26,626
Repairs and maintenance	11,381	10,706	22,939	21,587
Utilities	8,377	7,788	17,362	16,077
Franchise costs	10,818	10,261	19,418	18,338
Property tax, ground lease and insurance	23,151	21,413	46,764	40,465
Property general and administrative	37,107	31,963	71,556	60,885
Corporate overhead	6,923	7,674	21,176	14,233
Depreciation and amortization	40,873	37,973	81,580	75,588
Total operating expenses	269,914	244,966	536,631	474,154
Operating income	69,353	55,886	87,021	70,181
Interest and other income	1,828	891	2,774	1,607
Interest expense	(17,289)	(18,331)	(34,615)	(36,614)
Loss on extinguishment of debt	(2)	—	(2)	—
Income before income taxes and discontinued operations	53,890	38,446	55,178	35,174
Income tax provision	(233)	(110)	(318)	(334)
Income from continuing operations	53,657	38,336	54,860	34,840
Income from discontinued operations	—	5,199	—	5,199
NET INCOME	53,657	43,535	54,860	40,039
Income from consolidated joint ventures attributable to non-controlling interests	(2,480)	(1,667)	(4,661)	(3,901)
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,877	$39,568	$45,599	$31,538
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,877	$39,568	$45,599	$31,538
Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.23	$0.19	$0.22	$0.14
Income from discontinued operations	—	0.03	—	0.03
Basic and diluted income attributable to common stockholders per common share	$0.23	$0.22	$0.22	$0.17
Basic and diluted weighted average common shares outstanding	207,577	182,604	207,091	181,836

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

								Non-Controlling
								Interests in
	Preferred Stock		Common Stock		Additional			Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Joint Ventures	Total
Balance at December 31, 2014	4,600,000	$115,000	204,766,718	$2,048	$2,418,567	$305,503	$(624,545)	$52,261	$2,268,834
Vesting of restricted common stock (unaudited)	—	—	710,108	7	709	—	—	—	716
Distributions to non-controlling interests (unaudited)	—	—	—	—	—	—	—	(3,591)	(3,591)
Issuance of common stock dividends declared in 2014 at $0.36 per share (unaudited)	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock dividends and dividends payable at $0.10 per share year to date (unaudited)	—	—	—	—	—	—	(20,869)	—	(20,869)
Series D preferred stock dividends and dividends payable at $1.00 per share year to date (unaudited)	—	—	—	—	—	—	(4,600)	—	(4,600)
Net income (unaudited)	—	—	—	—	—	50,199	—	4,661	54,860
Balance at June 30, 2015 (unaudited)	4,600,000	$115,000	207,604,391	$2,076	$2,456,604	$355,702	$(650,014)	$53,331	$2,332,699

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,860	$40,039
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	54	148
Gain on sale of assets, net	(1)	(5,254)
Loss on extinguishment of debt	2	—
Gain on redemption of note receivable	(939)	—
Loss (gain) on derivatives, net	10	(234)
Depreciation	79,406	74,228
Amortization of franchise fees and other intangibles	4,052	3,510
Amortization and write-off of deferred financing fees	1,780	1,472
Amortization of deferred stock compensation	4,681	3,316
Changes in operating assets and liabilities:
Restricted cash	2,811	(1,992)
Accounts receivable	(18,187)	(13,300)
Inventories	89	189
Prepaid expenses and other assets	631	6,055
Accounts payable and other liabilities	9,220	13,129
Accrued payroll and employee benefits	(10,302)	(3,470)
Net cash provided by operating activities	128,167	117,836
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of other assets	5	72
Proceeds from redemption of note receivable	1,125	—
Restricted cash — replacement reserve	(9,193)	3,323
Acquisition of other real estate	—	(11,000)
Acquisition deposit	—	(15,000)
Renovations and additions to hotel properties	(72,989)	(65,836)
Payment for interest rate derivative	(13)	—
Net cash used in investing activities	(81,065)	(88,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	264,192
Payment of common stock offering costs	—	(569)
Proceeds from credit facility	38,000	10,750
Payments on notes payable and credit facility	(148,635)	(22,403)
Payments for costs related to extinguishment of notes payable	(2)	—
Payments of deferred financing costs	(4,131)	—
Dividends paid	(52,079)	(22,910)
Distributions to non-controlling interests	(3,591)	(2,116)
Net cash (used in) provided by financing activities	(170,438)	226,944
Net (decrease) increase in cash and cash equivalents	(123,336)	256,339
Cash and cash equivalents, beginning of period	222,096	104,363
Cash and cash equivalents, end of period	$98,760	$360,702
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$31,999	$34,187
Cash (refunds received) paid for income tax, net	$(207)	$106
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties	$12,046	$7,259
Amortization of deferred stock compensation — construction activities	$304	$234
NONCASH FINANCING ACTIVITY
Issuance of common stock dividends	$37,349	$—
Dividends payable	$12,735	$12,370

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of June 30, 2015, the Company had interests in 30 hotels (the “30 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	4
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
Dimension Development Company	1
Fairmont Hotels & Resorts (U.S.)	1

Total hotels held for investment	30

In addition, as of June 30, 2015, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company consolidates subsidiaries when it has the ability to direct the activities that most significantly impact the economic performance of the entity. The Company also evaluates its subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. The Company considers an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reviewed its subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether the Company should change its consolidation determination based on changes in the characteristics of these entities. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014.

Non-controlling interests at both June 30, 2015 and December 31, 2014 represent the outside equity interests in various consolidated affiliates of the Company.

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

Fair Value of Financial Instruments

As of June 30, 2015 and December 31, 2014, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5,  the Company held two interest rate cap agreements at  June 30, 2015 and December 31, 2014 to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income as they are not designated as hedges. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Using Level 2 measurements, the Company determined that the total values of its interest rate cap agreements were de minimis at both June 30, 2015 and December 31, 2014. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either the three or six months ended June 30, 2015 and 2014.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during either the three or six months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, 69.4% and 71.6%, respectively, of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.3 billion and $1.4 billion as of June 30, 2015 and December 31, 2014, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt of 4.5%, the Company estimates that the fair market value of its debt totaled $1.3 billion and $1.4 billion as of June 30, 2015 and December 31, 2014, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2015 (unaudited):
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,005	—	1,005	—
Total assets at June 30, 2015	$1,005	$—	$1,005	$—
December 31, 2014:
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,198	—	1,198	—
Total assets at December 31, 2014	$1,198	$—	$1,198	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2015 (unaudited):
Retirement benefit agreement (1)	$1,005	$—	$1,005	$—

December 31, 2014:
Retirement benefit agreement (1)	$1,198	$—	$1,198	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through June 30, 2015, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from customers who utilize purchase volume rebates through BuyEfficient, as well as tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.3 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014, the Company used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchase of the Wailea Beach Marriott Resort & Spa. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale is determined to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of a hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both June 30, 2015 and December 31, 2014, the Company had no hotels or other assets held for sale.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For both the three months ended June 30, 2015 and 2014, distributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities. For the six months ended June 30, 2015 and 2014, distributed earnings representing nonforfeitable dividends of $0.1 million and $0.2 million, respectively, were allocated to the participating securities. For the three months ended June 30, 2015 and 2014, undistributed earnings representing nonforfeitable dividends of $0.1 million and $0.2 million, respectively, were allocated to the participating securities. For both the six months ended June 30, 2015 and 2014,  undistributed earnings representing nonforfeitable dividends of $0.1 million were allocated to the participating securities.

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards and the incremental common shares issuable upon the exercise of stock options, using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$53,657	$43,535	$54,860	$40,039
Income from consolidated joint ventures attributable to non-controlling interests	(2,480)	(1,667)	(4,661)	(3,901)
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Dividends paid on unvested restricted stock compensation	(55)	(97)	(113)	(197)
Undistributed income allocated to unvested restricted stock compensation	(133)	(206)	(96)	(87)
Numerator for basic and diluted income attributable to common stockholders	$48,689	$39,265	$45,390	$31,254
Denominator:
Weighted average basic and diluted common shares outstanding	207,577	182,604	207,091	181,836
Basic and diluted income attributable to common stockholders per common share	$0.23	$0.22	$0.22	$0.17

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2015 and 2014, as their inclusion would have been anti-dilutive.

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

At both June 30, 2015 and December 31, 2014, the non-controlling interests reported in the Company’s financial statements include Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront, as well as investors that own a $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square.

Segment Reporting

The Company reports its consolidated financial statements in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, operations held for investment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Land	$570,011	$570,011
Buildings and improvements	3,276,598	3,237,596
Furniture, fixtures and equipment	471,193	450,057
Intangibles	147,826	147,947
Franchise fees	1,167	1,167
Construction in process	84,760	68,275
Investment in hotel properties, gross	4,551,555	4,475,053
Accumulated depreciation and amortization	(1,019,399)	(936,924)
Investment in hotel properties, net	$3,532,156	$3,538,129

In June 2014, the Company acquired the land underlying the Fairmont Newport Beach, and in July 2014, the Company acquired the Wailea Beach Marriott Resort & Spa. Acquired properties are included in the Company’s results of operations and comprehensive income from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the Wailea Beach Marriott Resort & Spa and the land underlying the Fairmont Newport Beach had occurred on January 1, 2014. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
Revenues	$314,321	$575,219
Income from continuing operations attributable to common stockholders	$36,291	$33,118
Income from continuing operations per diluted share attributable to common stockholders	$0.20	$0.18

4. Discontinued Operations

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party. In May 2014, the Company was released from a  $7.0 million pension plan liability related to the Rochester Portfolio, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the three and six months ended June 30, 2014. In addition, during the second quarter of 2014, the Company accrued $1.8 million in accordance with the Contingencies Topic of the FASB ASC related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio, which is also included in discontinued operations for the three and six months ended June 30, 2014. During the first quarter of 2015, the Company paid all remaining amounts due related to this contingency.

5. Interest Rate Derivative Agreements

At June 30, 2015 and December 31, 2014, the Company held two interest rate cap agreements to mitigate its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 225 basis points. In April 2015, the Company and its joint venture partner entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage which caps the interest rate at 4.25% and matures in May 2017. The previous Hilton San Diego Bayfront cap agreement capped the LIBOR rate at 3.75% until April 2015. The notional amount of the related debt capped totaled $113.6 million and $117.0 million at June 30, 2015 and December 31, 2014, respectively.

The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $176.2 million and $177.4 million at June 30, 2015 and December 31, 2014, respectively.

None of the interest rate derivative agreements qualifies for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements are reflected as increases or decreases in interest expense on the Company’s statements of operations and comprehensive income. During both the three and six months ended June 30, 2015 and 2014, changes in the fair value of the Company’s interest rate cap agreements resulted in nominal losses reflected as increases in interest expense during the respective periods. As of both June 30, 2015 and December 31, 2014, the fair values of the interest rate cap agreements were de minimis. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2014, the Company also had an interest rate swap agreement on the JW Marriott New Orleans mortgage, which swap agreement was terminated in December 2014. Changes in the fair value of the interest rate swap agreement resulted in net gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, which are reflected as decreases in interest expense for the three and six months ended June 30, 2014.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Property and equipment, net	$2,018	$2,127
Land held for development	188	188
Intangibles, net	6,378	6,677
Deferred expense on straightlined third-party tenant leases	3,002	1,426
Other receivables	2,836	2,094
Other	1,907	1,973
Total other assets	$16,329	$14,485

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Cost basis	$11,958	$11,573
Accumulated depreciation	(9,940)	(9,446)
Property and equipment, net	$2,018	$2,127

The Company’s other assets, net as of June 30, 2015 and December 31, 2014, include BuyEfficient’s intangible assets totaling $6.4 million and $6.7 million, respectively, net of accumulated amortization related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. These intangibles are amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $2.7 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively. Amortization expense totaled $0.1 million for both the three months ended June 30, 2015 and 2014, and $0.3 million for both the six months ended June 30, 2015 and 2014.

Upon sale of the Rochester Hotels in January 2013, the Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yields an 11% dividend, resulting in a deferred gain on the sale of $25.0 million. The $25.0 million gain will be deferred until the Preferred Equity Investment is redeemed or sold (see Note 12). The Preferred Equity Investment is recorded at face value on the Company’s consolidated balance sheets net of the deferred gain, resulting in a net book value of zero on the Company’s consolidated balance sheets as of both June 30, 2015 and December 31, 2014. During both the three and six months ended June 30, 2015 and 2014, the Company recognized $0.7 million and $1.4 million, respectively, in dividends on the Preferred Equity Investment.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from January 2016 through January 2025. The notes are collateralized by first deeds of trust on 10 hotel properties at June 30, 2015, and 14 hotel properties at December 31, 2014.	$915,741	$1,023,780
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	226,873	228,296
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	176,043	177,216
Total notes payable	1,318,657	1,429,292
Less: current portion	(135,825)	(121,328)
Notes payable, less current portion	$1,182,832	$1,307,964

In April 2015, the Company entered into a $400.0 million senior unsecured credit facility, which replaced its prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on the Company’s leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows the Company to request additional lender commitments for up to a total capacity of $800.0 million. During the second quarter of 2015, the Company wrote off $0.5 million in deferred financing fees related to its prior credit facility. As of June 30, 2015, the Company has no outstanding amounts due under its credit facility.

In May 2015, the Company repaid $99.1 million of debt secured by four of its hotels: the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, the Company has 18 unencumbered hotels.

During both the three and six months ended June 30, 2015, the Company paid $4.1 million in deferred financing fees related to its new credit facility, as well as its new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$16,138	$17,720	$32,825	$35,376
Loss (gain) on derivatives, net	10	(125)	10	(234)
Amortization and write-off of deferred financing fees	1,141	736	1,780	1,472
Total interest expense	$17,289	$18,331	$34,615	$36,614

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Property, sales and use taxes payable	$18,574	$14,490
Income tax payable	151	295
Accrued interest	3,920	3,289
Advance deposits	14,765	10,742
Management fees payable	2,029	3,467
Other	4,735	4,183
Total other current liabilities	$44,174	$36,466

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Accrued income tax	1,568	1,541
Deferred revenue	6,782	6,790
Deferred rent	16,479	15,075
Deferred incentive management fees	934	534
Other	2,502	2,667
Total other liabilities	$35,265	$33,607

9. Stockholders’ Equity

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during either the three or six months ended June 30, 2015. As of June 30, 2015, the Company has $128.4 million available for sale under the Agreements.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$2,412	$2,671	$6,844	$4,707

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the six months ended June 30, 2015 is as follows (in thousands):

Six Months Ended
June 30, 2015
(unaudited)
Compensation expense, including forfeitures	$6,844
Net-settle adjustment	(6,432)
Amortization related to shares issued to design and construction employees	304
Vesting of restricted stock presented on statement of equity	$716

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

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.5% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic and incentive management fees incurred by the Company during the three and six months ended June 30, 2015 and 2014 were included in property general and administrative expense on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$9,309	$8,268	$17,131	$14,981
Incentive management fees	1,946	926	3,235	1,958
Total basic and incentive management fees	$11,255	$9,194	$20,366	$16,939

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

Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2015 and 2014 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$7,581	$7,128	$13,668	$12,720
Franchise royalties	3,237	3,133	5,750	5,618
Total franchise costs	$10,818	$10,261	$19,418	$18,338

(1)	Includes advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At June 30, 2015, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at June 30, 2015 totaled $75.7 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	—	104
Capital lease assets, gross	58,799	58,903
Accumulated depreciation	(4,533)	(3,841)
Capital lease assets, net	$54,266	$55,062

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2015 are as follows (in thousands):

2015	$1,403
2016	1,403
2017	1,403
2018	1,403
2019	1,403
Thereafter	108,713
Total minimum lease payments (1)	115,728
Less: Amount representing interest (2)	(100,152)
Present value of net minimum lease payments (3)	$15,576

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. For the three and six months ended June 30, 2015, $19,000 in percentage was due under the Hyatt Chicago Magnificent Mile’s building lease. No percentage rent was due for either the three or six months ended June 30, 2014.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of June 30, 2015 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and six months ended June 30, 2015 and 2014 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straightline adjustments	$3,723	$3,782	7,420	7,610
Percentage rent (1)	911	729	1,729	1,357
Total	$4,634	$4,511	$9,149	$8,967

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Prior to the Company’s June 2014 acquisition of the land underlying the Fairmont Newport Beach, the land was leased to the Company by a third party. Ground lease expense for the land underlying the Fairmont Newport Beach totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.1 million for both the three months ended June 30, 2015 and 2014, and $0.2 million for both the six months ended June 30, 2015 and 2014.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of June 30, 2015, 21 of the Company’s 30 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3	3
Percentage of total rooms	31%	9%	8%	14%	13%
Percentage of total consolidated revenue for the six months ended June 30, 2015	35%	11%	7%	12%	12%

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

At June 30, 2015, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2015.

12. Subsequent Events

On July 24, 2015, the Company sold its $25.0 million Preferred Equity Investment and settled its $3.7 million working capital loan provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on the Company’s consolidated balance sheets as of both June 30, 2015 and December 31, 2014.  As such, the Company will recognize a $16.0 million gain on the sale of the Rochester Portfolio in discontinued operations during the third quarter of 2015 in accordance with the Real Estate Sales Subtopic under the Property, Plant and Equipment Topic of the FASB ASC, as these additional sales proceeds could not be recognized until realized.

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

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground, building or air leases for nine of the 30 hotels held for investment as of June 30, 2015;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	competition from hotels not owned by us;

•	the need for renovations, repositionings and other capital expenditures for our hotels;

•	the impact, including any delays, of renovations and repositionings on hotel operations;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

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

We own primarily urban, upper upscale hotels in the United States. As of June 30, 2015, we had interests in 30 hotels, which are currently held for investment (the “30 hotels”). Of the 30 hotels, we classify 27 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2015, the hotels comprising our 30 hotel portfolio average 477 rooms in size.

Our mission is to create meaningful value for our stockholders by becoming the premier hotel owner. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the middle/mature phase of the lodging cycle, is to maximize stockholder value through disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next cyclical trough by opportunistically acquiring distressed assets or securities. Our strategic plan encompasses several elements, including proactive portfolio management, focused asset management, disciplined external growth and continued balance sheet strength as detailed below:

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

•

Focused Asset Management. Our strategy emphasizes internal growth and value enhancements through focused asset management, which entails working closely with our hotel operators to develop and implement long-term strategic plans for each hotel designed to enhance revenues, minimize operational expenses and asset risk, maximize the appeal of our hotels to travelers and maximize our return on invested capital. We also focus on improving the appeal and growth potential of our existing hotels through internally-managed hotel renovations, repositionings and other capital expenditure projects.

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

•

Continued Balance Sheet Strength. We believe that a low overall cost of capital and significant financial flexibility are very important to the successful execution of our strategy. Our balance sheet strategy is oriented toward maximizing financial flexibility, especially during cyclical declines. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity, and access to multiple sources of attractively priced capital. Our financial objectives are integral to our overall corporate strategy and, accordingly, we have developed our financial objectives in conjunction with our portfolio management and growth objectives. The lodging industry is economically sensitive. Therefore, our financial objectives are aimed at reducing the potentially negative impact of combining high operating leverage with high financial leverage, while preserving access to multiple capital sources and minimizing our weighted-average cost of capital. We seek to capitalize our acquisitions in a way that will advance our financial objectives. During the mature phase of the lodging cycle, our financial objectives may include increasing our liquidity position as a means to enhance financial flexibility in the event of a subsequent period of cyclical decline. Our liquidity improvement objective may be accomplished through selective hotel dispositions, capital raises, paying a portion of our dividends with our common stock, or by retaining excess cash generated by our operations.

Since the end of 2009, demand for lodging in the U.S. has increased, which has resulted in improved hotel revenues and profits. In light of increasing demand for lodging and generally muted supply of new hotel development, we believe we are currently in the middle/mature phase of a cyclical lodging recovery. Accordingly, during the past four years, we selectively acquired interests in nine hotels: the Doubletree Guest Suites Times Square in January 2011; the JW Marriott New Orleans in February 2011; the Hilton San Diego Bayfront in April 2011; the Hyatt Chicago Magnificent Mile in June 2012; the Hilton Garden Inn Chicago Downtown/Magnificent Mile in July 2012; the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Wailea Beach Marriott Resort & Spa in July 2014. Based on our purchase prices, the combined asset value of these nine hotels totals $1.8 billion, or $329,000 per key. In addition, we purchased the outside 50.0% equity interest in our BuyEfficient joint venture in January 2011. Our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars. We, therefore, may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns.

We have from time to time divested assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated return expectations. In connection with this strategy, during the past four years we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sale prices, the combined asset value of these 10 hotels totals $547.2 million, or $182,000 per key. In addition, during the past four years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; and a commercial laundry facility located in Rochester, Minnesota in January 2013 (together with the Rochester Hotels, the “Rochester Portfolio”).

2015 Year-To-Date Highlights

In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. No amounts are outstanding under our credit facility as of June 30, 2015.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels; the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, we have 18 unencumbered hotels.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all 30 hotels in which we have interests as of June 30, 2015. In addition, our Comparable Portfolio includes prior ownership results for the Wailea Beach Marriott Resort & Spa;

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

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; non-controlling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: penalties; written-off deferred financing costs; non-real estate-related impairment losses; income tax benefits or provisions associated with the application of net operating loss carryforwards; and any other identified adjustments.

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

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the Preferred Equity Investment, as well as any energy rebates we have received or any gains or losses we have recognized on either sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, amortization and write-off of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•	Loss on extinguishment of debt, which includes fees incurred on our May 2015 repayment of debt secured by four of our hotels;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2014, Comparable Portfolio RevPAR increased 6.9% as compared to 2013, with a 190 basis point increase in portfolio occupancy. These improving demand trends continued in the first six months of 2015. As a result, our first quarter and second quarter Comparable Portfolio RevPAR increased 6.7% and 6.8%, respectively, in 2015 as compared to the same period in 2014, with portfolio occupancy increasing 130 and 60 basis points, respectively. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S. economy continues to strengthen. While growth is not expected to be uniform, we expect hotel demand to remain strong over the next several years if the U.S. economy continues to grow and employment levels continue to improve.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 100 basis points during the first six months of 2015 as compared to the same period in 2014. The increase in our Comparable Portfolio RevPAR index was due in part to increased revenue at our newly renovated hotels, partially offset by renovation disruption at the Boston Park Plaza.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,313 rooms) as of June 30, 2015 and 29 hotels (13,760 rooms) as of June 30, 2014.

	Three Months Ended June 30,
	2015	2014	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$239,678	$214,940	$24,738	11.5%
Food and beverage	79,265	68,733	10,532	15.3%
Other operating	20,324	17,179	3,145	18.3%
Total revenues	339,267	300,852	38,415	12.8%
OPERATING EXPENSES
Hotel operating	185,011	167,356	17,655	10.5%
Property general and administrative	37,107	31,963	5,144	16.1%
Corporate overhead	6,923	7,674	(751)	(9.8)%
Depreciation and amortization	40,873	37,973	2,900	7.6%
Total operating expenses	269,914	244,966	24,948	10.2%
Operating income	69,353	55,886	13,467	24.1%
Interest and other income	1,828	891	937	105.2%
Interest expense	(17,289)	(18,331)	1,042	5.7%
Loss on extinguishment of debt	(2)	—	(2)	(100.0)%
Income before income taxes and discontinued operations	53,890	38,446	15,444	40.2%
Income tax provision	(233)	(110)	(123)	(111.8)%
Income from continuing operations	53,657	38,336	15,321	40.0%
Income from discontinued operations	—	5,199	(5,199)	(100.0)%
NET INCOME	53,657	43,535	10,122	23.3%
Income from consolidated joint ventures attributable to non-controlling interests	(2,480)	(1,667)	(813)	(48.8)%
Preferred stock dividends	(2,300)	(2,300)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$48,877	$39,568	$9,309	23.5%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,313 rooms) as of June 30, 2015 and 29 hotels (13,760 rooms) as of June 30, 2014.

	Six Months Ended June 30,
	2015	2014	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$432,969	$383,067	$49,902	13.0%
Food and beverage	151,449	128,644	22,805	17.7%
Other operating	39,234	32,624	6,610	20.3%
Total revenues	623,652	544,335	79,317	14.6%
OPERATING EXPENSES
Hotel operating	362,319	323,448	38,871	12.0%
Property general and administrative	71,556	60,885	10,671	17.5%
Corporate overhead	21,176	14,233	6,943	48.8%
Depreciation and amortization	81,580	75,588	5,992	7.9%
Total operating expenses	536,631	474,154	62,477	13.2%
Operating income	87,021	70,181	16,840	24.0%
Interest and other income	2,774	1,607	1,167	72.6%
Interest expense	(34,615)	(36,614)	1,999	5.5%
Loss on extinguishment of debt	(2)	—	(2)	(100.0)%
Income before income taxes and discontinued operations	55,178	35,174	20,004	56.9%
Income tax provision	(318)	(334)	16	4.8%
Income from continuing operations	54,860	34,840	20,020	57.5%
Income from discontinued operations	—	5,199	(5,199)	(100.0)%
NET INCOME	54,860	40,039	14,821	37.0%
Income from consolidated joint ventures attributable to non-controlling interests	(4,661)	(3,901)	(760)	(19.5)%
Preferred stock dividends	(4,600)	(4,600)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$45,599	$31,538	$14,061	44.6%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio, including prior ownership results as applicable for the Wailea Beach Marriott Resort & Spa.

	Three Months Ended June 30,
	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	86.8%	$212.04	$184.05	86.2%	$199.99	$172.39	60	bps	6.0%	6.8%

	Six Months Ended June 30,
	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.2%	$200.89	$167.14	82.3%	$190.39	$156.69	90	bps	5.5%	6.7%

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•

Non-controlling interests: we deduct the non-controlling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by investors in an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

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

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, lease buyouts, any gains or losses we have recognized on redemptions of assets other than real estate investments, and restructurings and departmental closing costs, including severance, because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$53,657	$43,535	$54,860	$40,039
Operations held for investment:
Depreciation and amortization	40,873	37,973	81,580	75,588
Amortization of lease intangibles	1,029	1,030	2,057	2,058
Interest expense	17,289	18,331	34,615	36,614
Income tax provision	233	110	318	334
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(2,480)	(1,667)	(4,661)	(3,901)
Depreciation and amortization	(854)	(824)	(1,701)	(1,645)
Interest expense	(385)	(568)	(763)	(1,135)
EBITDA	109,362	97,920	166,305	147,952

Operations held for investment:
Amortization of deferred stock compensation	1,786	1,944	4,681	3,316
Amortization of favorable and unfavorable contracts, net	42	46	(179)	92
Non-cash straightline lease expense	491	500	995	1,012
Capital lease obligation interest — cash ground rent	(351)	(351)	(702)	(702)
Gain on sale of assets, net	(1)	(49)	(1)	(55)
Loss on extinguishment of debt	2	—	2	—
Gain on redemption of note receivable	(939)	—	(939)	—
Closing costs — completed acquisitions	—	102	—	158
Prior year property tax adjustments, net	88	(357)	(100)	(3,235)
Boston Park Plaza relaunch costs	—	—	683	—
Lease termination costs	—	—	300	—
Costs associated with CEO severance	—	—	5,257	—
Non-controlling interests:
Non-cash straightline lease expense	(112)	(112)	(225)	(225)
Prior year property tax adjustments, net	—	—	—	696
Discontinued operations:
Gain on sale of assets, net	—	(5,199)	—	(5,199)
	1,006	(3,476)	9,772	(4,142)
Adjusted EBITDA	$110,368	$94,444	$176,077	$143,810

Adjusted EBITDA was $110.4 million and $94.4 million for the three months ended June 30, 2015 and 2014, respectively, and $176.1 million and $143.8 million for the six months ended June 30, 2015 and 2014, respectively. Adjusted EBITDA increased $15.9 million and $32.3 million in the second quarter and first six months of 2015, respectively, in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at three of our hotels which were undergoing major renovations during the first six months of 2014, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach (the “three 2014 renovation hotels”), partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major renovation during the first six months of 2015.

We believe that the presentation of FFO attributable to common stockholders provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items such as real estate depreciation and amortization, amortization of lease intangibles, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. Our presentation of FFO attributable to common stockholders conforms to the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of “FFO applicable to common shares.” Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

•

Amortization of favorable and unfavorable contracts: we exclude the non-cash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent

Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

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

•

Impairment losses: we exclude the effect of non-real estate impairment losses because we believe that including them in Adjusted FFO attributable to common stockholders is not consistent with reflecting the ongoing performance of our remaining assets.

•

Non-controlling interests: we deduct the non-controlling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by investors in an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, management company transition costs, lease buyouts, any gains or losses we have recognized on redemptions of assets other than real estate investments, restructurings and departmental closing costs, including severance, and income tax benefits or provisions associated with the application of net operating loss carryforwards because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$53,657	$43,535	$54,860	$40,039
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Operations held for investment:
Real estate depreciation and amortization	40,477	37,575	80,787	74,801
Amortization of lease intangibles	1,029	1,030	2,057	2,058
Gain on sale of assets, net	(1)	(49)	(1)	(55)
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(2,480)	(1,667)	(4,661)	(3,901)
Real estate depreciation and amortization	(854)	(824)	(1,701)	(1,645)
Discontinued operations:
Gain on sale of assets, net	—	(5,199)	—	(5,199)
FFO attributable to common stockholders	89,528	72,101	126,741	101,498

Operations held for investment:
Write-off of deferred financing fees	455	—	455	—
Amortization of favorable and unfavorable contracts, net	42	46	(179)	92
Non-cash straightline lease expense	491	500	995	1,012
Non-cash interest related to (gain) loss on derivatives, net	10	(125)	10	(234)
Loss on extinguishment of debt	2	—	2	—
Gain on redemption of note receivable	(939)	—	(939)	—
Closing costs — completed acquisitions	—	102	—	158
Prior year property tax adjustments, net	88	(357)	(100)	(3,235)
Boston Park Plaza relaunch costs	—	—	683	—
Lease termination costs	—	—	300	—
Costs associated with CEO severance	—	—	5,257	—
Amortization of deferred stock compensation associated with CEO severance	—	—	1,623	—
Non-controlling interests:
Non-cash straightline lease expense	(112)	(112)	(225)	(225)
Non-cash interest related to loss on derivative	(2)	—	(2)	—
Prior year property tax adjustments, net	—	—	—	696
	35	54	7,880	(1,736)
Adjusted FFO attributable to common stockholders	$89,563	$72,155	$134,621	$99,762

Adjusted FFO attributable to common stockholders was $89.6 million and $72.2 million for the three months ended June 30, 2015 and 2014, respectively, and $134.6 million and $99.8 million for the six months ended June 30, 2015 and 2014, respectively. Adjusted FFO attributable to common stockholders increased $17.4 million and $34.9 million in the second quarter and first six months of 2015 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at the three 2014 renovation hotels, as well as a decrease in interest expense, partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major room renovation during the first six months of 2015.

Room revenue. Room revenue increased $24.7 million, or 11.5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. We acquired one hotel subsequent to the second quarter of 2014, the Wailea Beach Marriott Resort & Spa in July 2014, which contributed additional room revenue of $11.1 million during the three months ended June 30, 2015.

Room revenue generated by the 29 hotels we owned prior to January 1, 2014 (our “existing portfolio”), increased $13.6 million during the second quarter of 2015 as compared to the second quarter of 2014 due to increases in both occupancy ($0.5 million) and ADR ($13.1 million). The increases in occupancy and ADR were driven by an additional 4,541 group room nights, partially offset by 1,215 fewer transient room nights. Group room nights increased primarily due to a concerted effort to capture a higher portion of group business in Houston, as well as strong group markets in both San Francisco and Washington DC, partially offset by a decrease in groups due to civil unrest in Baltimore. The decrease in transient room nights was primarily due to a soft business transient market in Houston driven by a weak energy market, as well as a revenue management strategy to decrease the availability of lower-rated transient rooms in Washington DC in order to increase the supply of both higher-rated group and business transient rooms, combined with civil unrest in Baltimore. These decreases in transient room nights were partially offset by strong transient markets in San Francisco and San Diego. In addition, both group and transient nights increased at our Hyatt Regency San Francisco as this hotel was under a major renovation during the second quarter of 2014, which caused a total of 2,376 room nights to be out of service, displacing approximately $0.7 million in room revenue based on the hotel achieving a potential 88.3% occupancy rate and RevPAR of $233.93 without the renovation.

Room revenue increased $49.9 million, or 13.0%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed additional room revenue of $25.2 million during the six months ended June 30, 2015. Room revenue generated by our existing portfolio, increased $24.7 million during the first six months of 2015 as compared to the first six months of 2014 due to increases in both occupancy ($3.3 million) and ADR ($21.4 million). The increases in occupancy and ADR were driven by an additional 28,094 group room nights, partially offset by 6,844 fewer transient room nights, primarily due to the same reasons noted above in the discussion regarding the second quarter. In addition, both group and transient nights increased during the six months ended June 30, 2015 as compared to the same period in 2014 at the three 2014 renovation hotels. During the first six months of 2014, the three 2014 renovation hotels caused a total of 11,942 room nights to be out of service, displacing approximately $2.6 million in room revenue based on the hotels achieving a combined potential 78.2% occupancy rate and RevPAR of $177.16 without the renovations. In comparison, room nights during the first six months of 2015 were negatively impacted by a major renovation at the Boston Park Plaza, which caused 12,535 room nights to be out of service, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $10.5 million, or 15.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $2.9 million to food and beverage revenue during the second quarter of 2015. Food and beverage revenue in our existing portfolio increased $2.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to increased banquet and related service charge revenue at the majority of our hotels due to the increase in group room nights. Outlet revenue also increased during the second quarter of 2015 as compared to the second quarter of 2014 due to the strong market in San Francisco, along with an increase in outlet revenue generated in 2015 by the three 2014 renovation hotels. In addition, food and beverage revenue in our existing portfolio increased $5.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to our January 1, 2015 adoption of the American Hotel & Lodging Association’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition (the “USALI Eleventh Revised Edition”), which affected the classification of mandatory service charges to guests for banquets and events that are paid out as gratuities to hotel employees. Previously, these charges reduced our food and beverage revenue. Beginning in 2015, these charges are included in food and beverage expense. These increases in food and beverage revenue during the second quarter of 2015 as compared to the second quarter of 2014 were partially offset by a decrease in revenue at the Renaissance Harborplace due to the civil unrest in Baltimore as well as the weak transient market in Houston, combined with a decrease in revenue due to renovation at the Boston Park Plaza.

Food and beverage revenue increased $22.8 million, or 17.7%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $5.7 million to food and beverage revenue during the first six months of 2015. Food and beverage revenue in our existing portfolio increased $7.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to the same reasons described above in the discussion regarding the second quarter. In addition, food and beverage revenue in our existing portfolio increased $9.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to our January 1, 2015 adoption of the USALI Eleventh Revised Edition. These increases in food and beverage revenue during the first six months of 2015 as compared to the same period in 2014 were partially offset by a decrease in revenue at the outlets in several of our hotels due to renovation in the first six months of 2015.

Other operating revenue. Other operating revenue increased $3.1 million, or 18.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $2.3 million to other operating revenue during the second quarter of 2015. In addition, BuyEfficient’s revenue increased $0.2 million during the second quarter of 2015 as compared to the same period in 2014 due to increased transaction fees. Other operating revenue in our existing portfolio increased $0.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to increases in parking revenue, cancellation revenue, resort fees, and tenant lease revenue, partially offset by decreases in telephone/internet revenue, attrition revenue and other miscellaneous revenue.

Other operating revenue increased $6.6 million, or 20.3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $4.5 million to other operating revenue during the first half of 2015. In addition, BuyEfficient’s revenue increased $0.4 million during the first half of 2015 as compared to the same period in 2014 due to increased transaction fees. Other operating revenue in our existing portfolio increased $1.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increases in parking revenue, attrition revenue, cancellation revenue, resort fees, and tenant lease revenue, including the write-off of a $0.3 million below market lease intangible liability due to the termination of a tenant lease at one of our hotels during the first quarter of 2015. These increases in other operating revenue during the six months ended June 30, 2015 as compared to the same period in 2014 were partially offset by decreases in telephone/internet revenue and other miscellaneous revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $17.7 million, or 10.5%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $9.1 million to hotel operating expenses during the second quarter of 2015. Hotel operating expenses in our existing portfolio increased $8.6 million during the three months ended June 30, 2015 as compared to the same period in 2014. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue, food and beverage revenue, and parking revenue, as well as the changes stipulated by the USALI Eleventh Revised Edition. In addition, hotel operating expenses in our existing portfolio increased in the second quarter of 2015 as compared to the same period in 2014 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion due to increased hotel sales and marketing departmental payroll and related expenses, as well as increased costs to promote our hotels; property taxes due to increased appeal fees during the second quarter of 2015 combined with refunds and lower property tax assessments received at several of our hotels during the second quarter of 2014; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue.

Hotel operating expenses increased $38.9 million, or 12.0%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $18.6 million to hotel operating expenses during the first half of 2015. Hotel operating expenses in our existing portfolio increased $20.3 million during the six months ended June 30, 2015 as compared to the same period in 2014. This increase in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the second quarter, with the exception of property tax appeal fees, which decreased during the six months ended June 30, 2015 as compared to the same period in 2014.

Property general and administrative expense.  Property general and administrative expense increased $5.1 million, or 16.1%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $1.7 million to property general and administrative expense during the second quarter of 2015. BuyEfficient’s property general and administrative expenses increased nominally during the second quarter of 2015 as compared to the same period in 2014. Property general and administrative expense in our existing portfolio increased $3.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue:  payroll and related expenses; management fees; contract and professional fees; employee recruitment, relations and training expenses; credit and collection expenses; supplies; and licenses and permits. These increases in property general and administrative expenses during the second quarter of 2015 as compared to the second quarter of 2014 were partially offset by decreased legal fees.

Property general and administrative expense increased $10.7 million, or 17.5%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $3.5 million to property general and administrative expense during the first half of 2015. In addition, BuyEfficient’s property general and administrative expenses increased $0.3 million during the first half of 2015 as compared to the same period in 2014 due to increased payroll and related expenses, as well as increased contract and professional expenses. Property general and administrative expense in our existing portfolio increased $6.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue:  payroll and related expenses; management fees; contract and professional fees; employee recruitment, relations, relocation and training expenses; credit and collection expenses; supplies; and licenses and permits. In addition, legal expenses increased primarily due to $0.3 million in lease termination costs at one of our hotels.

Corporate overhead expense.  Corporate overhead expense decreased $0.8 million, or 9.8%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to decreased bad debt expense ($0.2 million), legal expense ($0.2 million), payroll and related expenses ($0.1 million), contract and professional fees ($0.1 million), deferred stock compensation expense ($0.1 million) and donations expense ($0.1 million). Bad debt expense decreased during the second quarter of 2015 as compared to the same period in 2014 due to the recovery of $0.2 million in bad debt expense which was originally recognized during the fourth quarter of 2012 as we reserved the entire $0.2 million outstanding balance of a subordinate note secured by a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia, since the note was in default (see the discussion below regarding interest and other income).

Corporate overhead expense increased $6.9 million, or 48.8%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increased payroll and related expenses ($5.8 million) and deferred stock compensation expense ($1.5 million). These increases were primarily due to $6.9 million in costs related to the departure of our former chief executive officer in January 2015. These increases were partially offset by decreases in bad debt expense ($0.2 million due to the same reason noted above in the discussion regarding the second quarter), contract and professional fees ($0.1 million) and donations expense ($0.1 million).

Depreciation and amortization expense.  Depreciation and amortization expense increased $2.9 million, or 7.6%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $2.5 million to depreciation and amortization during the second quarter of 2015. Depreciation and amortization expense in our existing portfolio increased $0.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Depreciation and amortization expense increased $6.0 million, or 7.9%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $4.9 million to depreciation and amortization during the first half of 2015. Depreciation and amortization expense in our existing portfolio increased $1.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which includes a $0.3 million write-off of an in-place lease intangible liability due to the termination of a tenant lease at one of our hotels during the first quarter of 2015. In addition, depreciation and amortization increased due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Interest and other income.  Interest and other income totaled $1.8 million for the three months ended June 30, 2015, and $0.9 million for the three months ended June 30, 2014. In the second quarter of 2015, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels and $0.1 million in other interest and miscellaneous income. In addition, during the second quarter of 2015, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia. We originally purchased a $5.0 million subordinate note secured by the Twelve Atlantic Station in 2010 for $0.5 million. As we did not consider the expected cash flows from the loan to be reasonably probable and estimable, we accounted for the subordinate note using the cost recovery method until we wrote off the remaining $0.2 million balance to bad debt expense in the fourth quarter of 2012. In June 2014, the subordinate note was restructured into a new $1.125 million 7.0% unsecured note maturing at the earlier of June 2015 or upon disposition of the Twelve Atlantic Station. We continued to account for the note receivable using the cost recovery method as we were uncertain as to its collectability. In May 2015, we received the entire $1.125 million note receivable balance. We reversed $0.2 million in bad debt expense, and recognized a $0.9 million gain which is included in interest and other income. In the second quarter of 2014, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels and $0.1 million in other interest and miscellaneous income.

Interest and other income totaled $2.8 million for the six months ended June 30, 2015, and $1.6 million for the six months ended June 30, 2014. In the first six months of 2015, we recognized $1.4 million in interest income on the Preferred Equity Investment, $0.2 million in energy rebates due to energy efficient renovations at our hotels, and $0.2 million in other interest and miscellaneous income. In addition, as noted above in the discussion regarding the second quarter, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on the Twelve Atlantic Station. In the first six months of 2014, we recognized $1.4 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels and $0.1 million in other interest and miscellaneous income.

Our interest and other income will be reduced in the future due to the repayment of the Twelve Atlantic Station unsecured note in May 2015, and the sale of the Preferred Equity Investment in July 2015.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense on debt and capital lease obligations	$16,138	$17,720	$32,825	$35,376
Loss (gain) on derivatives, net	10	(125)	10	(234)
Amortization and write-off of deferred financing fees	1,141	736	1,780	1,472
	$17,289	$18,331	$34,615	$36,614

Interest expense decreased $1.0 million, or 5.7%, during the three months ended June 30, 2015, and $2.0 million, or 5.5%, during the six months ended June 30 2015, as compared to the same periods during 2014. Interest expense on our debt and capital lease obligations decreased primarily due to lower balances from monthly amortization, lower interest rates from both 2015 and 2014 debt transactions, as well as lower variable interest rates on our non-recourse loans secured by the Doubletree Guest Suites Times Square and the Hilton San Diego Bayfront.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner. During 2014, we completed debt transactions on loans secured by the Hilton San Diego Bayfront, the Embassy Suites La Jolla and the JW Marriott New Orleans, all three of which impacted our interest expense during the second quarter and first six months of 2015 as compared to the same periods in 2014. In August 2014, we amended the loan secured by the Hilton San Diego Bayfront, which reduced the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. In December 2014, we extinguished a $67.1 million loan secured by the Embassy Suites La Jolla with a fixed interest rate of 6.6%, and entered into a new $65.0 million loan also secured by the Embassy Suites La Jolla with a fixed interest rate of 4.12%. Also in December 2014, we repaid a $38.9 million loan secured by the JW Marriott New Orleans with a fixed interest rate of 5.45% under a related interest rate swap agreement, and entered into a new $90.0 million loan also secured by the JW Marriott New Orleans with a fixed interest rate of 4.15%. Though the interest rate on the loan secured by the JW Marriott New Orleans is now lower, interest expense on the loan was higher during the second quarter and first six months of 2015 as compared to the same periods in 2014 due to the higher loan balance.

In addition, interest expense decreased during the second quarter and first six months of 2015 as compared to the same periods during 2014 due to a decrease in the amortization of deferred financing fees resulting from our amendment of the Hilton San Diego Bayfront mortgage, which extended the maturity date of the loan from 2016 to 2019.

These decreases in interest expense during the second quarter and first six months of 2015 as compared to the same periods during 2014 were partially offset by a $0.5 million write-off of deferred financing fees during the second quarter of 2015 related to our replacement of a $150.0 million senior unsecured credit facility with a new $400.0 million senior unsecured credit facility in April 2015. In addition, interest expense increased during the second quarter and first six months of 2015 as compared to the same periods during 2014 as we recognized losses on our derivatives during 2015 as compared to net gains in 2014.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.4% and 4.9% at June 30, 2015 and 2014, respectively. Approximately 69.4% and 70.7% of our outstanding notes payable had fixed interest rates at June 30, 2015 and 2014, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $2,000 for both the three and six months ended June 30, 2015, and zero for both the three and six months ended June 30, 2014. During the second quarter and first six months of 2015, we recognized a loss on extinguishment of debt of $2,000 related to our repayments of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner.

Income tax provision. Income tax provision totaled $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectfully, and $0.3 million for both the six months ended June 30, 2015 and 2014. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the second quarter and first six months of 2015, we recognized combined federal and state income tax expense of $0.2 million and $0.3 million, respectively, based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities. During the second quarter and first six months of 2014, we recognized combined federal and state income tax expense of $0.1 million and $0.3 million, respectively, based on 2014 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from discontinued operations. Income from discontinued operations totaled zero for both the three and six months ended June 30, 2015, and $5.2 million for both the three and six months ended June 30, 2014. Income from discontinued operations for the three and six months ended June 30, 2014 includes two adjustments related to our 2013 sale of the Rochester Portfolio. The first adjustment relates to our retention of a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the gain we recognized in 2013 on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the three and six months ended June 30, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

The second adjustment relates to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million in 2013 when we sold the Rochester Portfolio related to these potential future costs. During 2014, we determined that our total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, we accrued an additional $1.8 million during 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the three and six months ended June 30, 2014. During 2014, we paid $1.3 million of the liability, bringing the accrued balance for this contingency to $0.8 million as of December 31, 2014. As of June 30, 2015, the Company has paid all amounts due related to this contingency.

Income from consolidated joint ventures attributable to non-controlling interests. Income from consolidated joint ventures attributable to non-controlling interests totaled $2.5 million and $4.7 million for the three and six months ended June 30, 2015, respectively, and $1.7 million and $3.9 million for the three and six months ended June 30, 2014, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and six months ended June 30, 2015 and 2014 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.5 million and $4.6 million for the three and six months ended June 30, 2015, respectively, and $1.7 million and $3.9 million for the three and six months ended June 30, 2014, respectively. In addition, income from consolidated joint ventures attributable to non-controlling interests includes a nominal amount of preferred dividends earned by investors in the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends.  During both the three months ended June 30, 2015 and 2014, we recognized $2.3 million of preferred stock dividends accrued on our Series D preferred stock. During both the six months ended June 30, 2015 and 2014, we recognized $4.6 million of preferred stock dividends accrued on our Series D preferred stock.

Investing Activities

Acquisitions. We selectively acquired three hotels during 2013 and one hotel in 2014: the Hilton New Orleans St. Charles in May 2013; the Boston Park Plaza in July 2013; the Hyatt Regency San Francisco in December 2013; and the Wailea Beach Marriott Resort & Spa in July 2014.

While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from strategic sales of existing assets. However, in light of our current financial objectives, we expect to fund any near term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In connection with this strategy, in January 2013 we sold the Rochester Portfolio.

Renovations. We invested $73.0 million and $65.8 million in capital improvements to our hotel portfolio during the six months ended June 30, 2015 and 2014, respectively. Consistent with our cycle-appropriate strategy, during the first six months of 2015 and 2014, we continued to undertake major renovations, repositionings and ordinary course rooms and public space renovations, most significantly during the first six months of 2015 at the Boston Park Plaza. During the first six months of 2014, our most significant renovations, repositionings and ordinary course rooms and public space renovations occurred at the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach. As a result of our major renovations and repositionings, we incurred approximately zero and $1.3 million of revenue disruption during the three and six months ended June 30, 2015, respectively, and $0.7 million and $2.6 million of revenue disruption during the three and six months ended June 30, 2014, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities, working capital, sales and redemptions of other assets, proceeds from our credit facility and proceeds from our common stock offerings. Our primary uses of cash were for capital expenditures for hotels, acquisitions of a hotel as well as land underlying our Fairmont Newport Beach, operating expenses, repayment of notes payable and our credit facility, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $128.2 million for the six months ended June 30, 2015 as compared to $117.8 million for the six months ended June 30, 2014. Net cash provided by operating activities increased $10.3 million during the first six months of 2015 as compared to the same period in 2014 primarily due to additional cash generated by the Wailea Beach Marriott Resort & Spa acquired in July 2014, combined by an increase in cash generated by three of our hotels which were undergoing major room renovations during the first six months of 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach. These increases to cash provided by operating activities were partially offset by a decrease in cash generated by the Boston Park Plaza, which was undergoing a major renovation during the first six months of 2015, as well as to an increase in accounts receivable at several of our hotels, combined with a decrease in accrued payroll and employee benefits.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2015 as compared to the first six months of 2014 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Proceeds from sales of other assets	$5	$72
Proceeds from redemption of note receivable	1,125	—
Restricted cash — replacement reserve	(9,193)	3,323
Acquisition of other real estate	—	(11,000)
Acquisition deposit	—	(15,000)
Renovations and additions to hotel properties	(72,989)	(65,836)
Payment for interest rate derivative	(13)	—
Net cash used in investing activities	$(81,065)	$(88,441)

Net cash used in investing activities was $81.1 million during the six months ended June 30, 2015 as compared to $88.4 million for the six months ended June 30, 2014. During the first six months of 2015, we increased our restricted cash replacement reserve accounts by $9.2 million, paid $73.0 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our Hilton San Diego Bayfront mortgage. These cash outflows were slightly offset by $5,000 received from the sale of surplus FF&E and $1.1 million received from the redemption of an unsecured note receivable.

During the first six months of 2014, we paid $11.0 million to acquire the land underlying the Fairmont Newport Beach, $15.0 million towards our purchase in July 2014 of the Wailea Beach Marriott Resort & Spa, and $65.8 million for renovations and additions to our portfolio. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E, and by $3.3 million received from a reduction in our restricted cash replacement reserve accounts.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2015 as compared to net cash provided by financing activities during the first six months of 2014 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Proceeds from common stock offerings	$—	$264,192
Payment of common stock offering costs	—	(569)
Proceeds from credit facility	38,000	10,750
Payments on notes payable and credit facility	(148,635)	(22,403)
Payments for costs related to extinguishment of notes payable	(2)	—
Payments of deferred financing costs	(4,131)	—
Dividends paid	(52,079)	(22,910)
Distributions to non-controlling interests	(3,591)	(2,116)
Net cash (used in) provided by financing activities	$(170,438)	$226,944

Net cash used in financing activities was $170.4 million for the six months ended June 30, 2015 as compared to net cash provided of $226.9 million for the six months ended June 30, 2014. Net cash used in financing activities during the first six months of 2015 consisted of the following cash outflows: $148.6 million in principal payments on our notes payable and credit facility, including $99.1 million to repay four loans, $38.0 million to repay a draw on our credit facility and $11.5 million in principal payments on our notes payable; $2,000 in fees paid upon our repayment of four loans; $4.1 million in deferred financing costs related to our new $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $52.1 million in dividends to our common and preferred stockholders; and $3.6 million in distributions to the non-controlling interests in our hotels. These cash outflows were slightly offset by $38.0 million in proceeds received from our credit facility.

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

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common and/or preferred stock and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Equity Distribution Agreements we entered into in February 2014 with the Managers. Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through June 30, 2015, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the Agreements, leaving $128.4 million available for sale under the Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

During the next 12 months, $115.8 million of our debt will mature, including $85.2 million for one mortgage in January 2016 (secured by the Renaissance Harborplace) and $30.6 million for one mortgage in March 2016 (secured by the Hilton North Houston). We believe that our current cash balance, our cash flow from operations, our access to capital markets and our credit facility, along with our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including our debt maturities, as well as payment of cash dividends on our common stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt. As of June 30, 2015, we had $1.3 billion of consolidated debt, $187.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of June 30, 2015 is approximately 4 years, and 69.4% of our debt is fixed rate with a weighted average interest rate of 5.1%. Including our variable-rate debt obligations based on the variable rates at June 30, 2015, the weighted average interest rate on our debt is 4.4%.

As of June 30, 2015, all of our outstanding debt had fixed interest rates, except our two variable-rate debt obligations, which include the $226.9 million non-recourse mortgage on the Hilton San Diego Bayfront and the $176.0 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. In April 2015, we entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage, which caps the interest rate at 4.25% and matures in May 2017. Our previous interest rate cap agreement on the Hilton San Diego Bayfront mortgage matured in April 2015, and capped the LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million.

On May 1, 2015, we repaid $99.1 million of debt secured by four of our hotels; the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, we have 18 unencumbered hotels. These 18 hotels had an aggregate of 6,830 rooms as of June 30, 2015, and generated $490.9 million in revenue during the year ended December 31, 2014, including revenue generated by the Wailea Beach Marriott Resort & Spa prior to our ownership.

We may in the future seek to obtain mortgages on one or all of our unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our new credit facility entered into in April 2015: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Quincy, Marriott Portland, Wailea Beach Marriott Resort & Spa, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance.  As of June 30, 2015, our unrestricted cash balance was $98.8 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of June 30, 2015 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,318,657	$135,825	$454,912	$402,013	$325,907
Interest obligations on notes payable (1)	212,131	57,008	79,907	42,557	32,659
Capital lease obligations	15,576	1	2	2	15,571
Interest obligations on capital leases	100,152	1,402	2,804	2,804	93,142
Operating lease obligations	516,789	10,105	24,835	25,802	456,047
Construction commitments	75,668	75,668	—	—	—
Employment obligations	1,311	1,210	101	—	—
Total	$2,240,284	$281,219	$562,561	$473,178	$923,326

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2015 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $73.0 million in our portfolio during the first six months of 2015. As of June 30, 2015, we have contractual construction commitments totaling $75.7 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2015, $59.4 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangement consists of our ownership interest in the Preferred Equity Investment.  For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Notes 6 and 12 to the consolidated financial statements.

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

The table below presents the non-GAAP measure Comparable Portfolio revenues. We believe the presentation of Comparable Portfolio revenues is useful to investors in evaluating our operating performance because this measure helps investors evaluate and compare the results of our hotel operations from period to period by removing the impact of non-hotel results such as BuyEfficient and the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to our investors as it includes operating results generated by any acquired hotels during periods prior to our ownership, thereby removing fluctuations between periods caused by acquisitions. Revenues for our Comparable Portfolio by quarter for 2014 and 2015 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2014:
Total revenues	$243,483	$300,852	$307,783	$289,880	$1,141,998
Prior ownership results (1)	17,415	13,469	2,485	—	33,369
Non-hotel revenues (2)	(1,621)	(1,852)	(1,904)	(1,797)	(7,174)
Total Comparable Portfolio revenues (3)	$259,277	$312,469	$308,364	$288,083	$1,168,193
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.2%	26.7%	26.4%	24.7%	100.0%

2015:
Total revenues	$284,385	$339,267
Non-hotel revenues (2)	(2,097)	(2,044)
Total Comparable Portfolio revenues (3)	$282,288	$337,223

(1)

Prior ownership results include revenues generated by the Wailea Beach Marriott Resort & Spa before we acquired the hotel in July 2014. We obtained this information from the hotel’s previous owner during our due diligence period before our acquisition of the hotel.

(2)

Non-hotel revenues include revenues earned by BuyEfficient, as well as the amortization of favorable and unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa.

(3)	Total Comparable Portfolio revenues include revenues generated during our ownership and prior ownership, as applicable, for all 30 hotel properties in which we had interests as of June 30, 2015.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014, we used all available information to make these fair value determinations, and engaged an independent valuation specialist to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed in our purchase of the Wailea Beach Marriott Resort & Spa. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principal of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principal, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was originally effective during the first quarter of 2017; however, the FASB issued a one-year deferral in July 2015 so that ASU No. 2014-09 is now effective during the first quarter of 2018. ASU No. 2014-09 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. We are currently evaluating the impact that ASU No. 2014-09 will have on our financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the way that debt issuance costs are presented on the balance sheet. Current guidance requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred, and present those amounts separately as deferred charges. ASU No. 2015-03 changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU No. 2015-03 will become effective during the first quarter of 2016, and will require a retrospective approach to all prior periods presented in the financial statements, with early adoption permitted. In the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). Once we adopt ASU No. 2015-03, we will reclassify the balance of our debt issuance costs (whose balance, excluding our line of credit fees, was $6.7 million as of June 30, 2015), which will reduce our notes payable balance by this same amount. In addition, our disclosures will increase during our year of adoption.

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

As of June 30, 2015, 69.4% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $3.7 million based on the variable rates at June 30, 2015. After adjusting for the non-controlling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $3.2 million, based on the variable rates at June 30, 2015. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	525	$ 16.99	—
May 1, 2015 — May 31, 2015	—	—	—
June 1, 2015 — June 30, 2015	—	—	—	$ 100,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting withholding and payroll taxes in connection with the release of restricted common shares to plan participants. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of June 30, 2015, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 7, 2015	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)