Form 10-Q
period 2015-09-30
Sunstone Hotel Investors, Inc.
filed 2015-11-03
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

208,590,736 shares of Common Stock, $0.01 par value, as of October 30, 2015

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,190	$222,096
Restricted cash	91,541	82,074
Accounts receivable, net	47,818	34,227
Inventories	1,363	1,439
Prepaid expenses	11,877	14,909
Total current assets	328,789	354,745
Investment in hotel properties, net	3,523,290	3,538,129
Deferred financing fees, net	10,637	8,201
Goodwill	990	9,405
Other assets, net	8,077	14,485
Total assets	$3,871,783	$3,924,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,401	$32,577
Accrued payroll and employee benefits	30,495	31,919
Dividends payable	12,730	76,694
Other current liabilities	50,341	36,466
Current portion of notes payable	206,822	121,328
Total current liabilities	333,789	298,984
Notes payable, less current portion	1,106,341	1,307,964
Capital lease obligations, less current portion	15,575	15,576
Other liabilities	35,258	33,607
Total liabilities	1,490,963	1,656,131
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,604,391 shares issued and outstanding at September 30, 2015 and 204,766,718 shares issued and outstanding at December 31, 2014	2,076	2,048
Additional paid in capital	2,457,566	2,418,567
Retained earnings	416,804	305,503
Cumulative dividends	(662,744)	(624,545)
Total stockholders’ equity	2,328,702	2,216,573
Non-controlling interests in consolidated joint ventures	52,118	52,261
Total equity	2,380,820	2,268,834
Total liabilities and equity	$3,871,783	$3,924,965

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Room	$233,787	$223,877	$666,756	$606,944
Food and beverage	68,371	64,273	219,820	192,917
Other operating	22,437	19,633	61,671	52,257
Total revenues	324,595	307,783	948,247	852,118
OPERATING EXPENSES
Room	58,332	57,492	169,742	159,829
Food and beverage	50,381	45,649	153,412	133,666
Other operating	5,605	5,475	16,073	15,476
Advertising and promotion	15,325	14,114	46,252	40,740
Repairs and maintenance	11,859	12,053	34,798	33,640
Utilities	9,374	9,511	26,736	25,588
Franchise costs	10,591	10,022	30,009	28,360
Property tax, ground lease and insurance	25,649	22,550	72,413	63,015
Property general and administrative	37,828	32,908	109,384	93,793
Corporate overhead	6,046	7,177	27,222	21,410
Depreciation and amortization	41,331	40,000	122,911	115,588
Total operating expenses	272,321	256,951	808,952	731,105
Operating income	52,274	50,832	139,295	121,013
Interest and other income	576	981	3,350	2,588
Interest expense	(16,405)	(18,052)	(51,020)	(54,666)
Loss on extinguishment of debt	—	(531)	(2)	(531)
Gain on sale of asset	11,682	—	11,682	—
Income before income taxes and discontinued operations	48,127	33,230	103,305	68,404
Income tax (provision) benefit	(938)	413	(1,256)	79
Income from continuing operations	47,189	33,643	102,049	68,483
Income from discontinued operations	15,895	—	15,895	5,199
NET INCOME	63,084	33,643	117,944	73,682
Income from consolidated joint ventures attributable to non-controlling interests	(1,982)	(1,803)	(6,643)	(5,704)
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,802	$29,540	$104,401	$61,078
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,802	$29,540	$104,401	$61,078
Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.20	$0.14	$0.42	$0.29
Income from discontinued operations	0.08	—	0.08	0.03
Basic and diluted income attributable to common stockholders per common share	$0.28	$0.14	$0.50	$0.32
Basic and diluted weighted average common shares outstanding	207,604	202,800	207,264	188,901

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

								Non-Controlling
								Interests in
	Preferred Stock		Common Stock		Additional			Consolidated
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Cumulative Dividends	Joint Ventures	Total
Balance at December 31, 2014	4,600,000	$115,000	204,766,718	$2,048	$2,418,567	$305,503	$(624,545)	$52,261	$2,268,834
Vesting of restricted common stock (unaudited)	—	—	710,108	7	1,671	—	—	—	1,678
Distributions to non-controlling interests (unaudited)	—	—	—	—	—	—	—	(6,786)	(6,786)
Issuance of common stock dividends declared in 2014 at $0.36 per share (unaudited)	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock dividends and dividends payable at $0.15 per share year to date (unaudited)	—	—	—	—	—	—	(31,299)	—	(31,299)
Series D preferred stock dividends and dividends payable at $1.50 per share year to date (unaudited)	—	—	—	—	—	—	(6,900)	—	(6,900)
Net income (unaudited)	—	—	—	—	—	111,301	—	6,643	117,944
Balance at September 30, 2015 (unaudited)	4,600,000	$115,000	207,604,391	$2,076	$2,457,566	$416,804	$(662,744)	$52,118	$2,380,820

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,944	$73,682
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	115	216
Gain on sale of assets, net	(27,708)	(5,281)
Loss on extinguishment of debt	2	531
Gain on redemption of note receivable	(939)	—
Loss (gain) on derivatives, net	12	(395)
Depreciation	119,811	113,297
Amortization of franchise fees and other intangibles	6,048	5,507
Amortization and write-off of deferred financing fees	2,472	2,145
Amortization of deferred stock compensation	5,505	4,769
Changes in operating assets and liabilities:
Restricted cash	550	(803)
Accounts receivable	(13,892)	(15,302)
Inventories	76	200
Prepaid expenses and other assets	1,403	5,441
Accounts payable and other liabilities	14,075	15,475
Accrued payroll and employee benefits	(5,693)	792
Net cash provided by operating activities	219,781	200,274
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of other assets	42,432	99
Proceeds from redemption of note receivable	1,125	—
Restricted cash — replacement reserve	(10,017)	(3,015)
Acquisitions of hotel property and other real estate	—	(276,558)
Renovations and additions to hotel properties	(106,575)	(93,364)
Payment for interest rate derivative	(13)	—
Net cash used in investing activities	(73,048)	(372,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	264,192
Payment of common stock offering costs	—	(614)
Proceeds from credit facility	38,000	23,250
Payments on notes payable and credit facility	(154,129)	(40,833)
Payments for costs related to extinguishment of notes payable	(2)	(25)
Payments of deferred financing costs	(4,908)	(1,332)
Dividends paid	(64,814)	(35,280)
Distributions to non-controlling interests	(6,786)	(5,730)
Net cash (used in) provided by financing activities	(192,639)	203,628
Net (decrease) increase in cash and cash equivalents	(45,906)	31,064
Cash and cash equivalents, beginning of period	222,096	104,363
Cash and cash equivalents, end of period	$176,190	$135,427
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$47,319	$51,654
Cash (refunds received) paid for income taxes, net	$(99)	$166
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties	$11,450	$8,863
Amortization of deferred stock compensation — construction activities	$442	$354
NONCASH FINANCING ACTIVITY
Issuance of common stock dividends	$37,349	$—
Issuance of common stock in connection with acquisition of hotel property	$—	$60,000
Dividends payable	$12,730	$12,570

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of September 30, 2015, the Company had interests in 30 hotels (the “30 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	4
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
Fairmont Hotels & Resorts (U.S.)	1
HEI Hotels & Resorts	1

Total hotels held for investment	30

In addition, prior to its sale in September 2015, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014.

Non-controlling interests at both September 30, 2015 and December 31, 2014 represent the outside equity interests in various consolidated affiliates of the Company.

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

Fair Value of Financial Instruments

As of September 30, 2015 and December 31, 2014, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As discussed in Note 5, the Company held two interest rate cap agreements at September 30, 2015 and December 31, 2014 to manage, or hedge, interest rate risks related to its floating rate debt. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations and comprehensive income as they are not designated as hedges. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Using Level 2 measurements, the Company determined that the total values of its interest rate cap agreements were de minimis at both September 30, 2015 and December 31, 2014. The interest rate cap agreements are included in other assets, net on the accompanying consolidated balance sheets.

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either the three or nine months ended September 30, 2015 and 2014.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during either the three or nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, 69.4% and 71.6%, respectively, of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.3 billion and $1.4 billion as of September 30, 2015 and December 31, 2014, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt of 4.5%, the Company estimates that the fair market value of its debt totaled $1.3 billion and $1.4 billion as of September 30, 2015 and December 31, 2014, respectively.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2015 (unaudited):
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	984	—	984	—
Total assets at September 30, 2015	$984	$—	$984	$—
December 31, 2014:
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,198	—	1,198	—
Total assets at December 31, 2014	$1,198	$—	$1,198	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2015 (unaudited):
Retirement benefit agreement (1)	$984	$—	$984	$—

December 31, 2014:
Retirement benefit agreement (1)	$1,198	$—	$1,198	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through September 30, 2015, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from tenants who lease space in the Company’s hotels. In addition, prior to the Company’s sale of BuyEfficient in September 2015 (see Notes 4 and 6), accounts receivable included receivables from customers who utilized purchase volume rebates through BuyEfficient. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million at both September 30, 2015 and December 31, 2014.

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

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of a hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both September 30, 2015 and December 31, 2014, the Company had no hotels or other assets held for sale.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended September 30, 2015 and 2014, distributed earnings representing nonforfeitable dividends of $49,000 and $0.1 million, respectively, were allocated to the participating securities. For the nine months ended September 30, 2015 and 2014, distributed earnings representing nonforfeitable dividends of $0.2 million and $0.3 million, respectively, were allocated to the participating securities. For the three months ended September 30, 2015 and 2014, undistributed earnings representing nonforfeitable dividends of $0.2 million and $0.1 million, respectively, were allocated to the participating securities. For the nine months ended September 30, 2015 and 2014, undistributed earnings representing nonforfeitable dividends of $0.3 million and $0.2 million, respectively, were allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$63,084	$33,643	$117,944	$73,682
Income from consolidated joint ventures attributable to non-controlling interests	(1,982)	(1,803)	(6,643)	(5,704)
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
Dividends paid on unvested restricted stock compensation	(49)	(94)	(162)	(291)
Undistributed income allocated to unvested restricted stock compensation	(161)	(119)	(270)	(213)
Numerator for basic and diluted income attributable to common stockholders	$58,592	$29,327	$103,969	$60,574
Denominator:
Weighted average basic and diluted common shares outstanding	207,604	202,800	207,264	188,901
Basic and diluted income attributable to common stockholders per common share	$0.28	$0.14	$0.50	$0.32

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2015 and 2014, as their inclusion would have been anti-dilutive.

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

In September 2015, the Company sold BuyEfficient (see Notes 4 and 6). In conjunction with this sale, the Company removed $8.4 million of goodwill related to BuyEfficient from its balance sheet.

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

At both September 30, 2015 and December 31, 2014, the non-controlling interests reported in the Company’s financial statements include Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront, as well as investors that own a $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Land	$570,011	$570,011
Buildings and improvements	3,300,555	3,237,596
Furniture, fixtures and equipment	486,333	450,057
Intangibles	147,703	147,947
Franchise fees	1,167	1,167
Construction in process	78,790	68,275
Investment in hotel properties, gross	4,584,559	4,475,053
Accumulated depreciation and amortization	(1,061,269)	(936,924)
Investment in hotel properties, net	$3,523,290	$3,538,129

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

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(unaudited)	(unaudited)
Revenues	$310,268	$885,487
Income attributable to common stockholders	$30,390	$63,508
Income per diluted share attributable to common stockholders	$0.15	$0.34

4. Disposals

In September 2015, the Company sold BuyEfficient for net proceeds of $26.4 million. The Company recognized a net gain on the sale of $11.7 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, did not qualify as a discontinued operation.

Coterminous with the sale of BuyEfficient, the Company wrote off $8.4 million of goodwill, along with net intangible assets of $6.2 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software (see Note 6).

The following table provides summary results of operations for BuyEfficient, which are included in continuing operations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,002	$1,824	$5,730	$5,155
Income (loss) before income taxes (1)	$(1,092)	$543	$(352)	$1,169
Gain on sale of asset	$11,682	$—	$11,682	$—

(1)

Income (loss) before income taxes for both the three and nine months ended September 30, 2015 includes $1.6 million in severance costs related to the Company’s sale of BuyEfficient. These costs are included in property general and administrative expenses on the Company’s statements of operations and comprehensive income.

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party. Upon sale of the Rochester Hotels in January 2013, the Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yielded an 11% dividend, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on the Company’s consolidated balance sheets as of both June 30, 2015 and December 31, 2014.

In July 2015, the Company sold its $25.0 million Preferred Equity Investment and settled its $3.7 million working capital loan provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Sales Subtopic under the Property, Plant and Equipment Topic of the FASB ASC, the Company recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations for the three and nine months ended September 30, 2015, as these additional sales proceeds could not be recognized until realized.

In May 2014, the Company was released from a  $7.0 million pension plan liability related to the Rochester Portfolio, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the three and nine months ended September 30, 2014. In addition, during the second quarter of 2014, the Company accrued $1.8 million in accordance with the Contingencies Topic of the FASB ASC related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio, which is also included in discontinued operations for the three and nine months ended September 30, 2014. During the first quarter of 2015, the Company paid all remaining amounts due related to this contingency.

5. Interest Rate Derivative Agreements

At September 30, 2015 and December 31, 2014, the Company held two interest rate cap agreements to mitigate its exposure to the interest rate risks related to its floating rate debt. The first interest rate cap agreement is on the Hilton San Diego Bayfront mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 225 basis points. In April 2015, the Company and its joint venture partner entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage which caps the interest rate at 4.25% and matures in May 2017. The previous Hilton San Diego Bayfront cap agreement capped the LIBOR rate at 3.75% until April 2015. The notional amount of the related debt capped totaled $113.2 million and $117.0 million at September 30, 2015 and December 31, 2014, respectively.

The second interest rate cap agreement is on the Doubletree Guest Suites Times Square mortgage, which mortgage currently bears an interest rate of one-month LIBOR plus 325 basis points. The Doubletree Guest Suites Times Square cap agreement caps the LIBOR rate at 4.0% until October 2015. The notional amount of the related debt capped totaled $175.6 million and $177.4 million at September 30, 2015 and December 31, 2014, respectively.

None of the interest rate derivative agreements qualifies for effective hedge accounting treatment. Accordingly, changes in the fair value of the Company’s interest rate derivative agreements are reflected as increases or decreases in interest expense on the Company’s statements of operations and comprehensive income. During both the three and nine months ended September 30, 2015 and 2014, changes in the fair value of the Company’s interest rate cap agreements resulted in nominal losses reflected as increases in interest expense during the respective periods. As of both September 30, 2015 and December 31, 2014, the fair values of the interest rate cap agreements were de minimis. The interest rate cap agreements are included in other assets, net on the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2014, the Company also had an interest rate swap agreement on the JW Marriott New Orleans mortgage, which swap agreement was terminated in December 2014. Changes in the fair value of the interest rate swap agreement resulted in net gains of $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, which are reflected as decreases in interest expense for the three and nine months ended September 30, 2014.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Property and equipment, net	$1,400	$2,127
Land held for development	188	188
Intangibles, net	—	6,677
Deferred expense on straightlined third-party tenant leases	3,206	1,426
Other receivables	1,337	2,094
Other	1,946	1,973
Total other assets	$8,077	$14,485

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Cost basis	$10,691	$11,573
Accumulated depreciation	(9,291)	(9,446)
Property and equipment, net	$1,400	$2,127

Prior to the sale of BuyEfficient in September 2015 (see Note 4), the Company’s other assets, net included BuyEfficient’s intangible assets related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software.  Coterminous with the sale of BuyEfficient, the Company wrote off $6.2 million of net intangible assets. As of December 31, 2014, these intangible assets totaled $6.7 million, net of accumulated amortization. BuyEfficient’s intangibles were amortized using the straight-line method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled zero and $2.4 million at September 30, 2015 and December 31, 2014, respectively. Amortization expense totaled $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.4 million for both the nine months ended September 30, 2015 and 2014.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from January 2016 through January 2025. The notes are collateralized by first deeds of trust on 10 hotel properties at September 30, 2015, and 14 hotel properties at December 31, 2014.	$911,574	$1,023,780
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	226,146	228,296
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property.	175,443	177,216
Total notes payable	1,313,163	1,429,292
Less: current portion	(206,822)	(121,328)
Notes payable, less current portion	$1,106,341	$1,307,964

In April 2015, the Company entered into a $400.0 million senior unsecured credit facility, which replaced its prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on the Company’s leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The initial term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows the Company to request additional lender commitments for up to a total capacity of $800.0 million. During the second quarter of 2015, the Company wrote off $0.5 million in deferred financing fees related to its prior credit facility. As of September 30, 2015, the Company has no outstanding amounts due under its credit facility. During September 2015, however, the Company entered into a term loan supplement agreement under its credit facility, which provides the Company with a six month period within which the Company has the option to borrow up to $85.0 million (see Note 12).

In May 2015, the Company repaid $99.1 million of debt secured by four of its hotels: the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, the Company has 18 unencumbered hotels.

During the three months ended September 30, 2015, the Company paid $0.8 million in deferred financing fees related to its new credit facility and the related term loan supplement. During the nine months ended September 30, 2015, the Company paid $4.9 million in deferred financing fees related to its new credit facility and related term loan supplement, as well as its new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. During both the three and nine months ended September 30, 2014, the Company paid $1.3 million in deferred financing fees related to the amendment of the loan secured by the Hilton San Diego Bayfront.

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$15,711	$17,540	$48,536	$52,916
Loss (gain) on derivatives, net	2	(161)	12	(395)
Amortization and write-off of deferred financing fees	692	673	2,472	2,145
Total interest expense	$16,405	$18,052	$51,020	$54,666

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Property, sales and use taxes payable	$22,907	$14,490
Income tax payable	1,056	295
Accrued interest	4,211	3,289
Advance deposits	14,704	10,742
Management fees payable	2,122	3,467
Other	5,341	4,183
Total other current liabilities	$50,341	$36,466

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Accrued income tax	1,581	1,541
Deferred revenue	5,964	6,790
Deferred rent	17,124	15,075
Deferred incentive management fees	1,106	534
Other	2,483	2,667
Total other liabilities	$35,258	$33,607

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during either the three or nine months ended September 30, 2015. As of September 30, 2015, the Company has $128.4 million available for sale under the Agreements.

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

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Compensation expense, including forfeitures	$1,262	$2,178	$8,106	$6,885

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statement of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statement of equity for the nine months ended September 30, 2015 is as follows (in thousands):

Nine Months Ended
September 30, 2015
(unaudited)
Compensation expense, including forfeitures	$8,106
Net-settle adjustment	(6,870)
Amortization related to shares issued to design and construction employees	442
Vesting of restricted stock presented on statement of equity	$1,678

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, including $1.6 million in deferred stock amortization.

In conjunction with the Company’s sale of BuyEfficient in September 2015, the Company reversed $0.2 million of stock compensation expense previously recorded during the nine months ended September 30, 2015 for all BuyEfficient employees in accordance with the Compensation – Stock Compensation Topic of the FASB ASC.

Stock Grants

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.5% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic and incentive management fees incurred by the Company during the three and nine months ended September 30, 2015 and 2014 were included in property general and administrative expense on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$8,965	$8,474	$26,096	$23,455
Incentive management fees	1,313	1,143	4,548	3,101
Total basic and incentive management fees	$10,278	$9,617	$30,644	$26,556

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

Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2015 and 2014 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$7,310	$6,911	$20,978	$19,631
Franchise royalties	3,281	3,111	9,031	8,729
Total franchise costs	$10,591	$10,022	$30,009	$28,360

(1)	Includes advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At September 30, 2015, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at September 30, 2015 totaled $73.4 million.

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

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	—	104
Capital lease assets, gross	58,799	58,903
Accumulated depreciation	(4,900)	(3,841)
Capital lease assets, net	$53,899	$55,062

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2015 are as follows (in thousands):

2015	$1,403
2016	1,403
2017	1,403
2018	1,403
2019	1,403
Thereafter	108,361
Total minimum lease payments (1)	115,376
Less: Amount representing interest (2)	(99,800)
Present value of net minimum lease payments (3)	$15,576

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. For the three and nine months ended September 30, 2015, $45,000 and $0.1 million, respectively, in percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease. No percentage rent was due for either the three or nine months ended September 30, 2014.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of September 30, 2015 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2015 and 2014 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straightline adjustments	$3,725	$3,670	$11,145	$11,280
Percentage rent (1)	948	837	2,677	2,194
Total	$4,673	$4,507	$13,822	$13,474

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Prior to the Company’s June 2014 acquisition of the land underlying the Fairmont Newport Beach, the land was leased to the Company by a third party. Ground lease expense for the land underlying the Fairmont Newport Beach totaled zero and $0.3 million for the three and nine months ended September 30, 2014, respectively.

Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.3 million for both the nine months ended September 30, 2015 and 2014.

Concentration of Risk

The concentration of the Company’s hotels in California, New York, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2015, 21 of the Company’s 30 hotels were concentrated in California, New York, Illinois, Massachusetts and the greater Washington DC area as follows:

					Greater
					Washington DC
	California	New York	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3	3
Percentage of total rooms	31%	9%	8%	14%	13%
Percentage of total consolidated revenue for the nine months ended September 30, 2015	35%	11%	7%	13%	12%

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

At September 30, 2015, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2015.

12. Subsequent Events

On October 29, 2015, the Company drew the total available funds of $85.0 million provided by the unsecured term loan under its credit facility. The Company used the proceeds on October 30, 2015, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace, which loan was scheduled to mature in January 2016. The $85.0 million unsecured term loan matures in September 2022, and bears interest based on a pricing grid with a range of 180 to 225 basis points over LIBOR, depending on the Company’s leverage ratios. Additionally, the Company entered into a swap agreement effective October 29, 2015, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on the Company’s current leverage, the loan reflects a fixed rate of 3.39%. Following the Company’s repayment of the loan secured by the Renaissance Harborplace in October 2015, it has 19 unencumbered hotels.

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

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with and requirements of franchisors and hotel brands;

•	relationships with and the performance of the managers of our hotels;

•	the ground, building or air leases for nine of the 30 hotels held for investment as of September 30, 2015;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

•	new hotel supply in our markets, which could harm our occupancy levels and revenue at our hotels;

•	competition from hotels not owned by us;

•	the need for renovations, repositionings and other capital expenditures for our hotels;

•	the impact, including any delays, of renovations and repositionings on hotel operations;

•	changes in our business strategy or acquisition or disposition plans;

•	our level of debt, including secured, unsecured, fixed and variable rate debt;

•	financial and other covenants in our debt and preferred stock;

•

our hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations;

•	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

•	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and

•	other events beyond our control, including potential terrorist attacks or civil unrest.

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

We own primarily urban, upper upscale hotels in the United States. As of September 30, 2015, we had interests in 30 hotels, which are currently held for investment (the “30 hotels”). Of the 30 hotels, we classify 27 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 30 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2015, the hotels comprising our 30 hotel portfolio average 477 rooms in size.

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

We have from time to time divested assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, or that have high risk relative to their anticipated return expectations. In connection with this strategy, during the past four years we sold 10 hotels: the Royal Palm Miami Beach in April 2011; the Valley River Inn located in Eugene, Oregon in October 2011; the Marriott Del Mar in August 2012; the Doubletree Guest Suites Minneapolis, the Hilton Del Mar, and the Marriott Troy in September 2012; and the Kahler Grand, the Kahler Inn & Suites, the Marriott Rochester and the Residence Inn by Marriott Rochester (the “Rochester Hotels”) in January 2013. Based on our sale prices, the combined asset value of these 10 hotels totals $547.2 million, or $182,000 per key. In addition, during the past four years, we sold the following non-hotel assets: a commercial laundry facility located in Salt Lake City, Utah in July 2011; an office building adjacent to the Marriott Troy in September 2012; a commercial laundry facility located in Rochester, Minnesota in January 2013 (together with the Rochester Hotels, the “Rochester Portfolio”); and BuyEfficient in September 2015.

2015 Year-To-Date Highlights

In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. In September 2015, we entered into a term loan supplement agreement under our credit facility, which provides us with a six month period within which we have the option to borrow up to $85.0 million. On October 29, 2015, we drew the total available funds of $85.0 million. We used the proceeds on October 30, 2015, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace, which loan was scheduled to mature in January 2016. The $85.0 million unsecured term loan matures in September 2022, and bears interest based on a pricing grid with a range of 180 to 225 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a swap agreement effective October 29, 2015, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.39%. Following our repayment of the loan secured by the Renaissance Harborplace in October 2015, we have 19 unencumbered hotels.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels; the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner.

In September 2015, we sold BuyEfficient for a net sale price of $26.4 million. We recognized a net gain on the sale of $11.7 million. Coterminous with the sale of BuyEfficient, the Company wrote off $8.4 million of goodwill, along with net intangible assets of $6.2 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. In addition, we recognized $1.6 million in severance costs related to the sale of BuyEfficient.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all 30 hotels in which we have interests as of September 30, 2015. In addition, our Comparable Portfolio includes prior ownership results for the Wailea Beach Marriott Resort & Spa;

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition revenue and tenant revenue derived from hotel space leased by third parties, as well as operating revenue from BuyEfficient prior to its sale in September 2015.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, travel expenses, management fees, and other costs. Additionally, this category includes general and administrative expenses, including severance, from BuyEfficient prior to its sale in September 2015;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, relocation, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to furniture, fixtures and equipment for both our corporate office and BuyEfficient, as well as BuyEfficient’s intangible assets prior to its sale in September 2015.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the Preferred Equity Investment prior to its sale in July 2015, as well as any energy rebates we have received or any gains or losses we have recognized on either sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, amortization and write-off of deferred financing fees, gains or losses on derivatives and any loan penalties and fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations, along with fees incurred on our May 2015 repayment of debt secured by four of our hotels;

•

Gain on sale of asset, which includes the gain we recognized on our sale of BuyEfficient, as this sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from discontinued operations, which includes the gain recognized on our sale of the Preferred Equity Investment in July 2015 net of income tax expense, along with adjustments recognized during 2014 related to our sale of the Rochester Portfolio;

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

•	Preferred stock dividends, which includes dividends earned on our 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”).

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2014, Comparable Portfolio RevPAR increased 6.9% as compared to 2013, with a 190 basis point increase in portfolio occupancy. These improving demand trends continued in the first nine months of 2015. As a result, our first, second and third quarter Comparable Portfolio RevPAR increased 6.7%, 6.8% and 3.5%, respectively, in 2015. Consistent with prior trends, we anticipate that lodging demand will continue to improve as the U.S.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 70 basis points during the first nine months of 2015 as compared to the same period in 2014. The increase in our Comparable Portfolio RevPAR index was due in part to increased revenue at our newly renovated hotels, partially offset by renovation disruption at the Boston Park Plaza.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,313 rooms) as of September 30, 2015 and 30 hotels (14,303 rooms) as of September 30, 2014.

	Three Months Ended September 30,
	2015	2014	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$233,787	$223,877	$9,910	4.4%
Food and beverage	68,371	64,273	4,098	6.4%
Other operating	22,437	19,633	2,804	14.3%
Total revenues	324,595	307,783	16,812	5.5%
OPERATING EXPENSES
Hotel operating	187,116	176,866	10,250	5.8%
Property general and administrative	37,828	32,908	4,920	15.0%
Corporate overhead	6,046	7,177	(1,131)	(15.8)%
Depreciation and amortization	41,331	40,000	1,331	3.3%
Total operating expenses	272,321	256,951	15,370	6.0%
Operating income	52,274	50,832	1,442	2.8%
Interest and other income	576	981	(405)	(41.3)%
Interest expense	(16,405)	(18,052)	1,647	9.1%
Loss on extinguishment of debt	—	(531)	531	100.0%
Gain on sale of asset	11,682	—	11,682	100.0%
Income before income taxes and discontinued operations	48,127	33,230	14,897	44.8%
Income tax (provision) benefit	(938)	413	(1,351)	(327.1)%
Income from continuing operations	47,189	33,643	13,546	40.3%
Income from discontinued operations	15,895	—	15,895	100.0%
NET INCOME	63,084	33,643	29,441	87.5%
Income from consolidated joint ventures attributable to non-controlling interests	(1,982)	(1,803)	(179)	(9.9)%
Preferred stock dividends	(2,300)	(2,300)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,802	$29,540	$29,262	99.1%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 30 hotels (14,313 rooms) as of September 30, 2015 and 30 hotels (14,303 rooms) as of September 30, 2014.

	Nine Months Ended September 30,
	2015	2014	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$666,756	$606,944	$59,812	9.9%
Food and beverage	219,820	192,917	26,903	13.9%
Other operating	61,671	52,257	9,414	18.0%
Total revenues	948,247	852,118	96,129	11.3%
OPERATING EXPENSES
Hotel operating	549,435	500,314	49,121	9.8%
Property general and administrative	109,384	93,793	15,591	16.6%
Corporate overhead	27,222	21,410	5,812	27.1%
Depreciation and amortization	122,911	115,588	7,323	6.3%
Total operating expenses	808,952	731,105	77,847	10.6%
Operating income	139,295	121,013	18,282	15.1%
Interest and other income	3,350	2,588	762	29.4%
Interest expense	(51,020)	(54,666)	3,646	6.7%
Loss on extinguishment of debt	(2)	(531)	529	99.6%
Gain on sale of asset	11,682	—	11,682	100.0%
Income before income taxes and discontinued operations	103,305	68,404	34,901	51.0%
Income tax (provision) benefit	(1,256)	79	(1,335)	(1,689.9)%
Income from continuing operations	102,049	68,483	33,566	49.0%
Income from discontinued operations	15,895	5,199	10,696	205.7%
NET INCOME	117,944	73,682	44,262	60.1%
Income from consolidated joint ventures attributable to non-controlling interests	(6,643)	(5,704)	(939)	(16.5)%
Preferred stock dividends	(6,900)	(6,900)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$104,401	$61,078	$43,323	70.9%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio, including prior ownership results as applicable for the Wailea Beach Marriott Resort & Spa.

	Three Months Ended September 30,
	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	86.0%	$206.38	$177.49	86.4%	$198.46	$171.47	(40)	bps	4.0%	3.5%

	Nine Months Ended September 30,
	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	84.2%	$202.78	$170.74	83.7%	$193.20	$161.71	50	bps	5.0%	5.6%

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

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, property-level restructuring, severance and management transition costs, lease buyouts and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$63,084	$33,643	$117,944	$73,682
Operations held for investment:
Depreciation and amortization	41,331	40,000	122,911	115,588
Amortization of lease intangibles	1,027	1,028	3,084	3,086
Interest expense	16,405	18,052	51,020	54,666
Income tax provision (benefit)	938	(413)	1,256	(79)
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(1,982)	(1,803)	(6,643)	(5,704)
Depreciation and amortization	(865)	(844)	(2,566)	(2,489)
Interest expense	(386)	(495)	(1,149)	(1,630)
Discontinued operations:
Income tax provision	105	—	105	—
EBITDA	119,657	89,168	285,962	237,120

Operations held for investment:
Amortization of deferred stock compensation	824	1,453	5,505	4,769
Amortization of favorable and unfavorable contracts, net	43	38	(136)	130
Non-cash straightline lease expense	496	505	1,491	1,517
Capital lease obligation interest — cash ground rent	(351)	(351)	(1,053)	(1,053)
Gain on sale of assets, net	(11,707)	(27)	(11,708)	(82)
Severance costs associated with sale of BuyEfficient	1,636	—	1,636	—
Loss on extinguishment of debt	—	531	2	531
Gain on redemption of note receivable	—	—	(939)	—
Closing costs — completed acquisitions	—	376	—	534
Prior year property tax adjustments, net	(765)	(35)	(865)	(3,270)
Property-level restructuring, severance and management transition costs	474	—	1,157	—
Lease termination costs	—	—	300	—
Costs associated with CEO severance	—	—	5,257	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(338)
Loss on extinguishment of debt	—	(133)	—	(133)
Prior year property tax adjustments, net	—	—	—	696
Discontinued operations:
Gain on sale of assets, net	(16,000)	—	(16,000)	(5,199)
	(25,463)	2,244	(15,691)	(1,898)
Adjusted EBITDA	$94,194	$91,412	$270,271	$235,222

Adjusted EBITDA was $94.2 million and $91.4 million for the three months ended September 30, 2015 and 2014, respectively, and $270.3 million and $235.2 million for the nine months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA increased $2.8 million and $35.0 million in the third quarter and first nine months of 2015, respectively, in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at three of our hotels which were undergoing major renovations during the first nine months of 2014, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach (the “three 2014 renovation hotels”), partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major renovation during the first nine months of 2015.

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

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax assessments and/or credits, property-level restructuring, severance and management transition costs, lease buyouts, any gains or losses we have recognized on redemptions of assets other than real estate investments, and income tax benefits or provisions associated with the application of net operating loss carryforwards or with the sale of assets other than real estate investments because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$63,084	$33,643	$117,944	$73,682
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
Operations held for investment:
Real estate depreciation and amortization	40,921	39,600	121,708	114,401
Amortization of lease intangibles	1,027	1,028	3,084	3,086
Gain on sale of assets, net	(11,707)	(27)	(11,708)	(82)
Non-controlling interests:
Income from consolidated joint ventures attributable to non-controlling interests	(1,982)	(1,803)	(6,643)	(5,704)
Real estate depreciation and amortization	(865)	(844)	(2,566)	(2,489)
Discontinued operations:
Gain on sale of assets, net	(16,000)	—	(16,000)	(5,199)
FFO attributable to common stockholders	72,178	69,297	198,919	170,795

Operations held for investment:
Write-off of deferred financing fees	—	—	455	—
Amortization of favorable and unfavorable contracts, net	43	38	(136)	130
Non-cash straightline lease expense	496	505	1,491	1,517
Non-cash interest related to (gain) loss on derivatives, net	2	(161)	12	(395)
Loss on extinguishment of debt	—	531	2	531
Gain on redemption of note receivable	—	—	(939)	—
Closing costs — completed acquisitions	—	376	—	534
Prior year property tax adjustments, net	(765)	(35)	(865)	(3,270)
Income tax benefit related to prior years	—	(762)	—	(762)
Property-level restructuring, severance and management transition costs	474	—	1,157	—
Lease termination costs	—	—	300	—
Costs associated with CEO severance	—	—	5,257	—
Amortization of deferred stock compensation associated with CEO severance	—	—	1,623	—
Severance costs associated with sale of BuyEfficient	1,636	—	1,636	—
Income tax provision related to gain on sale of BuyEfficient	720	—	720	—
Non-controlling interests:
Non-cash straightline lease expense	(113)	(113)	(338)	(338)
Non-cash interest related to loss on derivative	(1)	—	(3)	—
Loss on extinguishment of debt	—	(133)	—	(133)
Prior year property tax adjustments, net	—	—	—	696
Discontinued operations:
Income tax provision	105	—	105	—
	2,597	246	10,477	(1,490)
Adjusted FFO attributable to common stockholders	$74,775	$69,543	$209,396	$169,305

Adjusted FFO attributable to common stockholders was $74.8 million and $69.5 million for the three months ended September 30, 2015 and 2014, respectively, and $209.4 million and $169.3 million for the nine months ended September 30, 2015 and 2014, respectively. Adjusted FFO attributable to common stockholders increased $5.2 million and $40.1 million in the third quarter and first nine months of 2015 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at the three 2014 renovation hotels, as well as a decrease in interest expense, partially offset by a decrease in earnings at the Boston Park Plaza, which was undergoing a major room renovation during the first nine months of 2015.

Room revenue. Room revenue increased $9.9 million, or 4.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. We acquired one hotel subsequent to the second quarter of 2014, the Wailea Beach Marriott Resort & Spa in July 2014, which contributed additional room revenue of $1.9 million during the three months ended September 30, 2015.

Room revenue generated by the 29 hotels we owned prior to January 1, 2014 (our “existing portfolio”), increased $8.0 million during the third quarter of 2015 as compared to the third quarter of 2014 due to an increase in ADR ($8.4 million), partially offset by a decrease in occupancy ($0.4 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in Los Angeles and Park City, as well as our ability to increase room rates post-renovation at the three 2014 renovation hotels. The decrease in occupancy was caused by 1,815 fewer group room nights combined with 474 fewer transient room nights, primarily due to a shift in holidays during the third quarter of 2015 as compared to the same period in 2014. During the third quarter of 2015, the holidays occurred either mid-week (as opposed to over weekends during the third quarter of 2014), or later in the quarter, which disrupted both group and business travel.

Room revenue increased $59.8 million, or 9.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed additional room revenue of $27.1 million during the nine months ended September 30, 2015. Room revenue generated by our existing portfolio, increased $32.7 million during the first nine months of 2015 as compared to the first nine months of 2014 due to increases in both occupancy ($2.9 million) and ADR ($29.8 million). The increases in occupancy and ADR were driven by an additional 26,279 group room nights, partially offset by 7,318 fewer transient room nights. Group room nights increased primarily due to a concerted effort to capture a higher portion of group business in Houston, as well as strong group markets in both San Francisco and Washington DC, partially offset by a decrease in groups due to civil unrest in Baltimore. The decrease in transient room nights was primarily due to a soft business transient market in Houston driven by a weak energy market, as well as a revenue management strategy to decrease the availability of lower-rated transient rooms in Washington DC in order to increase the supply of both higher-rated group and business transient rooms, combined with civil unrest in Baltimore. These decreases in transient room nights were partially offset by strong transient markets in both San Francisco and San Diego. In addition, both group and transient nights increased during the nine months ended September 30, 2015 as compared to the same period in 2014 at the three 2014 renovation hotels. During the first nine months of 2014, the three 2014 renovation hotels caused a total of 11,942 room nights to be out of service, displacing approximately $2.6 million in room revenue based on the hotels achieving a combined potential 78.2% occupancy rate and RevPAR of $177.16 without the renovations. In comparison, room nights during the first nine months of 2015 were negatively impacted by a major renovation at the Boston Park Plaza, which caused 12,535 room nights to be out of service, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $4.1 million, or 6.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $0.3 million to food and beverage revenue during the third quarter of 2015. Food and beverage revenue in our existing portfolio decreased $0.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to decreased banquet revenue caused by the decrease in group room nights. In addition, food and beverage revenue in our existing portfolio increased $4.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to our January 1, 2015 adoption of the American Hotel & Lodging Association’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition (the “USALI Eleventh Revised Edition”), which affected the classification of mandatory service charges to guests for banquets and events that are paid out as gratuities to hotel employees. Previously, these charges reduced our food and beverage revenue. Beginning in 2015, these charges are included in food and beverage expense.

Food and beverage revenue increased $26.9 million, or 13.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $6.0 million to food and beverage revenue during the first nine months of 2015. Food and beverage revenue in our existing portfolio increased $6.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increased banquet and related service charge revenue at the majority of our hotels due to the increase in group room nights. Outlet revenue also increased during the first nine months of 2015 as compared to the same period in 2014 due to the strong markets in both San Francisco and San Diego, along with an increase in outlet revenue generated in 2015 by the three 2014 renovation hotels. These increases in food and beverage revenue during the first nine months of 2015 as compared to the same period in 2014 were partially offset by a decrease in revenue at the Renaissance Harborplace due to the civil unrest in Baltimore, as well as the weak transient market in Houston, combined with a decrease in revenue due to renovation at the Boston Park Plaza. In addition, food and beverage revenue in our existing portfolio increased $14.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to our January 1, 2015 adoption of the USALI Eleventh Revised Edition.

Other operating revenue. Other operating revenue increased $2.8 million, or 14.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $0.9 million to other operating revenue during the third quarter of 2015. In addition, BuyEfficient’s revenue increased $0.2 million during the third quarter of 2015 as compared to the same period in 2014 due to increased transaction fees. We sold BuyEfficient on September 30, 2015, which will cause our other operating revenue to decrease in the future. Other operating revenue in our existing portfolio increased $1.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to increases in parking revenue, resort fees, attrition revenue, tenant lease revenue, cancellation revenue and other miscellaneous revenue, partially offset by decreased telephone/internet revenue. In addition, we recognized $0.6 million in business interruption insurance proceeds during the third quarter of 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year.

Other operating revenue increased $9.4 million, or 18.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $5.4 million to other operating revenue during the first nine months of 2015. In addition, BuyEfficient’s revenue increased $0.6 million during the first nine months of 2015 as compared to the same period in 2014 due to increased transaction fees. We sold BuyEfficient on September 30, 2015, which will cause our other operating revenue to decrease in the future. Other operating revenue in our existing portfolio increased $3.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increases in parking revenue, tenant lease revenue (including the write-off of a $0.3 million below market lease intangible liability due to the termination of a tenant lease at one of our hotels during the first quarter of 2015), resort fees, cancellation revenue, attrition revenue and other miscellaneous revenue. In addition, we recognized $0.6 million in business interruption insurance proceeds during the third quarter of 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year. These increases in other operating revenue during the nine months ended September 30, 2015 as compared to the same period in 2014 were partially offset by decreased telephone/internet revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $10.3 million, or 5.8%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $2.0 million to hotel operating expenses during the third quarter of 2015. Hotel operating expenses in our existing portfolio increased $8.3 million during the three months ended September 30, 2015 as compared to the same period in 2014. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue, food and beverage revenue, and parking revenue, as well as the changes stipulated by the USALI Eleventh Revised Edition. In addition, hotel operating expenses in our existing portfolio increased in the third quarter of 2015 as compared to the same period in 2014 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion due to increased hotel sales and marketing departmental payroll and related expenses; property taxes due to increased assessments received at our Chicago hotels combined with increased appeal fees at many of our hotels; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased repairs and maintenance and utilities expenses.

Hotel operating expenses increased $49.1 million, or 9.8%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $20.5 million to hotel operating expenses during the first nine months of 2015. Hotel operating expenses in our existing portfolio increased $28.6 million during the nine months ended September 30, 2015 as compared to the same period in 2014. This increase in hotel operating expenses is primarily due to the same reasons described above in the discussion regarding the third quarter, with the exception of property taxes. Property taxes in our existing portfolio increased during the first nine months of 2015 as compared with the same period in 2014 at our Chicago hotels as noted above in the discussion regarding the third quarter, combined with the year-over-year effect of refunds and lower property tax assessments received at several of our hotels during 2014. In addition, appeal fees decreased during the nine months ended September 30, 2015 as compared to the same period in 2014.

Property general and administrative expense.  Property general and administrative expense increased $4.9 million, or 15.0%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $0.4 million to property general and administrative expense during the third quarter of 2015. BuyEfficient’s property general and administrative expenses increased $1.8 million during the third quarter of 2015 as compared to the same period in 2014 due to increased payroll and related costs, including $1.6 million in severance costs incurred coterminous with our sale of BuyEfficient. We sold BuyEfficient on September 30, 2015, which will cause our property general and administrative expense to decrease in the future. Property general and administrative expense in our existing portfolio increased $2.7 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue:  payroll and related expenses; management fees; contract and professional fees; employee recruitment, relations and training expenses; credit and collection expenses; and supplies. These increases in property general and administrative expenses during the third quarter of 2015 as compared to the third quarter of 2014 were partially offset by decreased legal fees.

Property general and administrative expense increased $15.6 million, or 16.6%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $3.9 million to property general and administrative expense during the first nine months of 2015. In addition, BuyEfficient’s property general and administrative expenses increased $2.1 million during the first nine months of 2015 as compared to the same period in 2014 due to increased payroll and related expenses, including $1.6 million in severance costs incurred coterminous with our sale of BuyEfficient, as well as increased contract and professional expenses. We sold BuyEfficient on September 30, 2015, which will cause our property general and administrative expense to decrease in the future. Property general and administrative expense in our existing portfolio increased $9.6 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue:  payroll and related expenses; management fees; contract and professional fees; employee recruitment, relations, relocation and training expenses; credit and collection expenses; supplies; and licenses and permits. In addition, legal expenses increased primarily due to $0.3 million in lease termination costs at one of our hotels.

Corporate overhead expense.  Corporate overhead expense decreased $1.1 million, or 15.8%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to decreased deferred stock compensation expense ($0.4 million), due diligence expense ($0.2 million), legal expense ($0.2 million), payroll and related expenses ($0.2 million) and employee relations expense ($0.1 million). Deferred stock compensation decreased during the third quarter 2015 as compared to the same period in 2014 due to employee turnover. In accordance with the Compensation – Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), during the third quarter 2015, we reversed the deferred stock compensation expense previously recorded during the nine months ended September 30, 2015 for a terminated employee.

Corporate overhead expense increased $5.8 million, or 27.1%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increased payroll and related expenses ($5.7 million), deferred stock compensation expense ($1.0 million) and entity-level state franchise and minimum taxes ($0.1 million). These increases were primarily due to $6.9 million in costs related to the departure of our former chief executive officer in January 2015, partially offset by the reversal of some deferred compensation expenses as noted above in the discussion regarding the third quarter. These increases were partially offset by decreases in bad debt expense ($0.2 million), contract and professional fees ($0.2 million), due diligence expense ($0.2 million), legal expense ($0.2 million), donations expense ($0.1 million) and employee relations expense ($0.1 million). Bad debt expense decreased during the first nine months of 2015 as compared to the same period in 2014 due to the recovery of $0.2 million in bad debt expense which was originally recognized during the fourth quarter of 2012, as we reserved the entire $0.2 million outstanding balance of a subordinate note secured by a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia, since the note was in default (see the discussion below regarding interest and other income).

Depreciation and amortization expense.  Depreciation and amortization expense increased $1.3 million, or 3.3%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $0.1 million to depreciation and amortization during the third quarter of 2015. Depreciation and amortization expense in our existing portfolio increased $1.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to additional depreciation recognized on hotel renovations and purchases of furniture, fixtures and equipment (“FF&E”) for our existing portfolio.

Depreciation and amortization expense increased $7.3 million, or 6.3%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $5.0 million to depreciation and amortization during the first nine months of 2015. Depreciation and amortization expense in our existing portfolio increased $2.3 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which includes a $0.3 million write-off of an in-place lease intangible liability due to the termination of a tenant lease at one of our hotels during the first quarter of 2015. In addition, depreciation and amortization increased due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

We sold BuyEfficient on September 30, 2015, which will cause our depreciation and amortization expense to decrease in the future.

Interest and other income.  Interest and other income totaled $0.6 million for the three months ended September 30, 2015, and $1.0 million for the three months ended September 30, 2014. In the third quarter of 2015, we recognized $0.3 million in energy rebates due to energy efficient renovations at our hotels, $0.2 million in interest income on the Preferred Equity Investment and $0.1 million in interest and miscellaneous income. In the third quarter of 2014, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.2 million in energy rebates due to energy efficient renovations at our hotels and $0.1 million in other interest and miscellaneous income.

Interest and other income totaled $3.4 million for the nine months ended September 30, 2015, and $2.6 million for the nine months ended September 30, 2014. In the first nine months of 2015, we recognized $1.6 million in interest income on the Preferred Equity Investment, $0.6 million in energy rebates due to energy efficient renovations at our hotels, and $0.3 million in other interest and miscellaneous income. In July 2015, we sold the Preferred Equity Investment (see the discussion regarding income from discontinued operations). In addition, during the first nine months of 2015, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia. We originally purchased a $5.0 million subordinate note secured by the Twelve Atlantic Station in 2010 for $0.5 million. As we did not consider the expected cash flows from the loan to be reasonably probable and estimable, we accounted for the subordinate note using the cost recovery method until we wrote off the remaining $0.2 million balance to bad debt expense in the fourth quarter of 2012. In June 2014, the subordinate note was restructured into a new $1.125 million 7.0% unsecured note maturing at the earlier of June 2015 or upon disposition of the Twelve Atlantic Station. We continued to account for the note receivable using the cost recovery method as we were uncertain as to its collectability. In May 2015, we received the entire $1.125 million note receivable balance. We reversed $0.2 million in bad debt expense, and recognized a $0.9 million gain which is included in interest and other income. In the first nine months of 2014, we recognized $2.1 million in interest income on the Preferred Equity Investment, $0.3 million in energy rebates due to energy efficient renovations at our hotels and $0.2 million in other interest and miscellaneous income.

Our interest and other income will be reduced in the future due to the repayment of the Twelve Atlantic Station unsecured note in May 2015, and the sale of the Preferred Equity Investment in July 2015 (see the discussion regarding income from discontinued operations).

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense on debt and capital lease obligations	$15,711	$17,540	$48,536	$52,916
Loss (gain) on derivatives, net	2	(161)	12	(395)
Amortization and write-off of deferred financing fees	692	673	2,472	2,145
	$16,405	$18,052	$51,020	$54,666

Interest expense decreased $1.6 million, or 9.1%, during the three months ended September 30, 2015, and $3.6 million, or 6.7%, during the nine months ended September 30 2015, as compared to the same periods during 2014. Interest expense on our debt and capital lease obligations decreased primarily due to lower balances from monthly amortization, as well as lower interest rates from both 2015 and 2014 debt transactions.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner. During 2014, we completed debt transactions on loans secured by the Hilton San Diego Bayfront, the Embassy Suites La Jolla and the JW Marriott New Orleans, all three of which impacted our interest expense during the third quarter and first nine months of 2015 as compared to the same periods in 2014. In August 2014, we amended the loan secured by the Hilton San Diego Bayfront, which reduced the loan’s interest rate from three-month LIBOR plus 325 basis points to one-month LIBOR plus 225 basis points. In December 2014, we extinguished a $67.1 million loan secured by the Embassy Suites La Jolla with a fixed interest rate of 6.6%, and entered into a new $65.0 million loan also secured by the Embassy Suites La Jolla with a fixed interest rate of 4.12%. Also in December 2014, we repaid a $38.9 million loan secured by the JW Marriott New Orleans with a fixed interest rate of 5.45% under a related interest rate swap agreement, and entered into a new $90.0 million loan also secured by the JW Marriott New Orleans with a fixed interest rate of 4.15%. Though the interest rate on the loan secured by the JW Marriott New Orleans is now lower, interest expense on the loan was higher during the third quarter and first nine months of 2015 as compared to the same periods in 2014 due to the higher loan balance.

The decreases in interest expense related to our debt and capital lease obligations noted above were partially offset by increases caused by both our derivatives and our deferred financing fees. Our derivatives increased interest expense during both the third quarter and first nine months of 2015 as compared to the same periods during 2014 as we recognized losses on our derivatives during 2015 as compared to net gains in 2014. Our deferred financing fees increased interest expense during both the third quarter and first nine months of 2015 as compared to the same periods during 2014 due to increases in amortization expense related to our replacement of a $150.0 million senior unsecured credit facility with a new $400.0 million senior unsecured credit facility in April 2015.  In addition, interest expense increased during the nine months ended September 30, 2015 as compared to the same period in 2014 as we wrote off $0.5 million in deferred financing fees during the second quarter of 2015 in conjunction with the replacement of the prior credit facility. These increases in amortization and write-off of deferred financing fees during the first nine months of 2015 as compared to the same period in 2014 were partially offset by a decrease in the amortization of deferred financing fees related to our loan secured by the Hilton San Diego Bayfront resulting from our amendment of such loan, which extended the maturity date of the loan from 2016 to 2019.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.5% and 4.7% at September 30, 2015 and 2014, respectively. Approximately 69.4% and 70.7% of our outstanding notes payable had fixed interest rates at September 30, 2015 and 2014, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $2,000 and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. During the first nine months of 2015, we recognized a loss on extinguishment of debt of $2,000 related to our repayments of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner. During the three and nine months ended September 30, 2014, we recognized a loss on extinguishment of debt of $0.5 million in conjunction with our amendment of the debt secured by the Hilton San Diego Bayfront.

Gain on sale of asset. Gain on sale of asset totaled $11.7 million for both the three and nine months ended September 30, 2015, and zero for both the three and nine months ended September 30, 2014. In September 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a gain on the sale of $11.7 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation.

Income tax (provision) benefit. Income tax (provision) benefit totaled a provision of $0.9 million and a benefit of $0.4 million for the three months ended September 30, 2015 and 2014, respectfully, and a provision of $1.3 million and a benefit of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During both the third quarter and first nine months of 2015, we recognized combined federal and state income tax expense of $0.7 million related to our sale of BuyEfficient. In addition, during the third quarter and first nine months of 2015, we recognized $0.2 million and $0.6 million, respectively, based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities. During the third quarter of 2014, we recognized a combined net federal and state income tax benefit of $0.4 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards for our taxable entities ($0.2 million). During the first nine months of 2014, we recognized a combined net federal and state income tax benefit of $0.1 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards for our taxable entities ($0.5 million).

Income from discontinued operations. Income from discontinued operations totaled $15.9 million for both the three and nine months ended September 30, 2015, and zero and $5.2 million for the three and nine months ended September 30, 2014, respectively. In July 2015, we sold our Preferred Equity Investment and settled our $3.7 million working capital loan provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on our balance sheet. Accordingly, we recorded a $16.0 million gain on sale during the third quarter of 2015, along with related income tax expense of $0.1 million.

Income from discontinued operations for the nine months ended September 30, 2014 includes two adjustments related to our 2013 sale of the Rochester Portfolio. The first adjustment relates to our retention of a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the gain we recognized in 2013 on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the nine months ended September 30, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

The second adjustment related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million in 2013 when we sold the Rochester Portfolio related to these potential future costs. During 2014, we determined that our total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, we accrued an additional $1.8 million during 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the nine months ended September 30, 2014. During 2014, we paid $1.3 million of the liability, bringing the accrued balance for this contingency to $0.8 million as of December 31, 2014. As of September 30, 2015, the Company has paid all amounts due related to this contingency.

Income from consolidated joint ventures attributable to non-controlling interests. Income from consolidated joint ventures attributable to non-controlling interests totaled $2.0 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, and $1.8 million and $5.7 million for the three and nine months ended September 30, 2014, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and nine months ended September 30, 2015 and 2014 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.0 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, and $1.8 million and $5.7 million for the three and nine months ended September 30, 2014, respectively. In addition, income from consolidated joint ventures attributable to non-controlling interests includes a nominal amount of preferred dividends earned by investors in the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends.  During both the three months ended September 30, 2015 and 2014, we recognized $2.3 million of preferred stock dividends accrued on our Series D preferred stock. During both the nine months ended September 30, 2015 and 2014, we recognized $6.9 million of preferred stock dividends accrued on our Series D preferred stock.

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

In addition, we sold BuyEfficient in September 2015 for net proceeds of $26.4 million. We recognized a net gain on the sale of $11.7 million.

Renovations. We invested $106.6 million and $93.4 million in capital improvements to our hotel portfolio during the nine months ended September 30, 2015 and 2014, respectively. Consistent with our cycle-appropriate strategy, during the first nine months of 2015 and 2014, we continued to undertake major renovations, repositionings and ordinary course rooms and public space renovations, most significantly during the first nine months of 2015 at the Boston Park Plaza. During the first nine months of 2014, our most significant renovations, repositionings and ordinary course rooms and public space renovations occurred at the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach. As a result of our major renovations and repositionings, we incurred approximately zero and $1.3 million of revenue disruption during the three and nine months ended September 30, 2015, respectively, and zero and $2.6 million of revenue disruption during the three and nine months ended September 30, 2014, respectively, all of which was in line with our expectations.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $219.8 million for the nine months ended September 30, 2015 as compared to $200.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities increased $19.5 million during the first nine months of 2015 as compared to the same period in 2014 primarily due to additional cash generated by the Wailea Beach Marriott Resort & Spa acquired in July 2014, combined with an increase in cash generated by three of our hotels which were undergoing major room renovations during the first nine months of 2014 (the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Renaissance Long Beach). These increases to cash provided by operating activities were partially offset by a decrease in cash generated by the Boston Park Plaza, which was undergoing a major renovation during the first nine months of 2015.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2015 as compared to the first nine months of 2014 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Proceeds from sales of other assets	$42,432	$99
Proceeds from redemption of note receivable	1,125	—
Restricted cash — replacement reserve	(10,017)	(3,015)
Acquisitions of hotel property and other real estate	—	(276,558)
Renovations and additions to hotel properties	(106,575)	(93,364)
Payment for interest rate derivative	(13)	—
Net cash used in investing activities	$(73,048)	$(372,838)

Net cash used in investing activities was $73.0 million during the nine months ended September 30, 2015 as compared to $372.8 million for the nine months ended September 30, 2014. During the first nine months of 2015, we increased our restricted cash replacement reserve accounts by $10.0 million, paid $106.6 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our Hilton San Diego Bayfront mortgage. These cash outflows were partially offset by $42.4 million received from sales of other assets, including $26.4 million from the sale of BuyEfficient, $16.0 million from the sale of our Preferred Equity Investment and settlement of a working capital loan provided to the buyer of the Rochester Portfolio, and $31,000 from the sale of surplus FF&E. In addition, we received $1.1 million from the redemption of an unsecured note receivable.

During the first nine months of 2014, we purchased the Wailea Beach Marriott Resort & Spa as well as the land underlying the Fairmont Newport Beach for a total of $276.6 million, paid $93.4 million for renovations and additions to our portfolio, and increased our restricted cash replacement reserve accounts by $3.0 million. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2015 as compared to net cash provided by financing activities during the first nine months of 2014 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Proceeds from common stock offerings	$—	$264,192
Payment of common stock offering costs	—	(614)
Proceeds from credit facility	38,000	23,250
Payments on notes payable and credit facility	(154,129)	(40,833)
Payments for costs related to extinguishment of notes payable	(2)	(25)
Payments of deferred financing costs	(4,908)	(1,332)
Dividends paid	(64,814)	(35,280)
Distributions to non-controlling interests	(6,786)	(5,730)
Net cash (used in) provided by financing activities	$(192,639)	$203,628

Net cash used in financing activities was $192.6 million for the nine months ended September 30, 2015 as compared to net cash provided of $203.6 million for the nine months ended September 30, 2014. Net cash used in financing activities during the first nine months of 2015 consisted of the following cash outflows: $154.1 million in principal payments on our notes payable and credit facility, including $99.1 million to repay four loans, $38.0 million to repay a draw on our credit facility and $17.0 million in principal payments on our notes payable; $2,000 in fees paid upon our repayment of four loans; $4.9 million in deferred financing costs related to our new $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the new unsecured term loan agreements entered into in September 2015, and the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $64.8 million in dividends to our common and preferred stockholders; and $6.8 million in distributions to the non-controlling interests in our hotels. These cash outflows were slightly offset by $38.0 million in proceeds received from our credit facility.

Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of $263.6 million in net proceeds received from our issuance of common stock, and $23.3 million in proceeds received from our credit facility. These cash inflows were partially offset by $40.8 million in principal payments on our notes payable and credit facility, including $23.3 million to repay a draw on our credit facility and $17.5 million of principal payments on our notes payable, $25,000 in fees paid to extinguish the debt related to one of the lenders who chose not to participate in the amended mortgage secured by the Hilton San Diego Bayfront, $1.3 million in deferred finance fees paid to the three lenders who participated in the amended mortgage secured by the Hilton San Diego Bayfront, $35.3 million in dividends paid to our preferred and common stockholders, and $5.7 million in distributions to the non-controlling interests in our hotels.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common and/or preferred stock and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity in order to grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the Equity Distribution Agreements we entered into in February 2014 with the Managers. Under the terms of the Agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through September 30, 2015, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the Agreements, leaving $128.4 million available for sale under the Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Debt. As of September 30, 2015, we had $1.3 billion of consolidated debt, $267.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of September 30, 2015 is approximately 3.6 years, and 69.4% of our debt is fixed rate with a weighted average interest rate of 5.1%. Including our variable-rate debt obligations based on the variable rates at September 30, 2015, the weighted average interest rate on our debt is 4.5%.

As of September 30, 2015, all of our outstanding debt had fixed interest rates, except our two variable-rate debt obligations, which include the $226.1 million non-recourse mortgage on the Hilton San Diego Bayfront and the $175.4 million non-recourse mortgage on the Doubletree Guest Suites Times Square, both of which are subject to interest rate cap agreements. In April 2015, we entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage, which caps the interest rate at 4.25% and matures in May 2017. Our previous interest rate cap agreement on the Hilton San Diego Bayfront mortgage matured in April 2015, and capped the LIBOR rate at 3.75%. The interest rate cap agreement on the Doubletree Guest Suites Times Square mortgage matures in October 2015, and caps the LIBOR rate at 4.0%. All of our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

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

On May 1, 2015, we repaid $99.1 million of debt secured by four of our hotels; the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner. Following the repayment of the four mortgages, we have 18 unencumbered hotels. These 18 hotels had an aggregate of 6,830 rooms as of September 30, 2015, and generated $490.9 million in revenue during the year ended December 31, 2014, including revenue generated by the Wailea Beach Marriott Resort & Spa prior to our ownership.

As of September 30, 2015, $188.2 million of our debt was scheduled to mature  during the next 12 months, including $85.2 million for one mortgage in January 2016 (secured by the Renaissance Harborplace), $30.6 million for one mortgage in March 2016 (secured by the Hilton North Houston) and $72.4 million for one mortgage in July 2016 (secured by the Renaissance Orlando at SeaWorld®).  In September 2015, we entered into a term loan supplement under our credit facility, which provides us with a six month period within which we have the option to borrow up to $85.0 million. On October 29, 2015, we drew the total available funds of $85.0 million. We used the proceeds on October 30, 2015, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace, which loan was scheduled to mature in January 2016. The $85.0 million unsecured term loan matures in September 2022, and bears interest based on a pricing grid with a range of 180 to 225 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a swap agreement effective October 29, 2015, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.39%. After the repayment of the loan secured by the Renaissance Harborplace, $103.0 million of our debt will mature during the next 12 months. We believe that our current cash balance, our cash flow from operations, our access to capital markets and our credit facility, along with our unencumbered properties, will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including our debt maturities, as well as payment of cash dividends on our common stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

We may in the future seek to obtain mortgages on one or all of our 18 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our new credit facility entered into in April 2015: Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Quincy, Marriott Portland, Wailea Beach Marriott Resort & Spa, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. After our repayment of the loan secured by the Renaissance Harborplace in October 2015, we have 19 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of September 30, 2015, our unrestricted cash balance was $176.2 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of September 30, 2015 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,313,163	$206,822	$381,885	$400,635	$323,821
Interest obligations on notes payable (1)	197,394	54,891	74,670	39,245	28,588
Capital lease obligations	15,576	1	2	2	15,571
Interest obligations on capital leases	99,800	1,402	2,804	2,804	92,790
Operating lease obligations	513,879	9,991	25,314	25,752	452,822
Construction commitments	73,431	73,431	—	—	—
Employment obligations	1,008	1,008	—	—	—
Total	$2,214,251	$347,546	$484,675	$468,438	$913,592

(1)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2015 and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $106.6 million in our portfolio during the first nine months of 2015. As of September 30, 2015, we have contractual construction commitments totaling $73.4 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2015, $60.2 million was held in FF&E reserve accounts for future capital expenditures at the 30 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

The table below presents the non-GAAP measure Comparable Portfolio revenues. We believe the presentation of Comparable Portfolio revenues is useful to investors in evaluating our operating performance because this measure helps investors evaluate and compare the results of our hotel operations from period to period by removing the impact of non-hotel results such as BuyEfficient (which we sold in September 2015) and the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to our investors as it includes operating results generated by any acquired hotels during periods prior to our ownership, thereby removing fluctuations between periods caused by acquisitions. Revenues for our Comparable Portfolio by quarter for 2014 and 2015 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2014:
Total revenues	$243,483	$300,852	$307,783	$289,880	$1,141,998
Prior ownership results (1)	17,415	13,469	2,485	—	33,369
Non-hotel revenues (2)	(1,621)	(1,852)	(1,904)	(1,797)	(7,174)
Total Comparable Portfolio revenues (3)	$259,277	$312,469	$308,364	$288,083	$1,168,193
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.2%	26.7%	26.4%	24.7%	100.0%

2015:
Total revenues	$284,385	$339,267	$324,595
Non-hotel revenues (2)	(2,097)	(2,044)	(2,076)
Total Comparable Portfolio revenues (3)	$282,288	$337,223	$322,519

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

(3)	Total Comparable Portfolio revenues include revenues generated during our ownership and prior ownership, as applicable, for all 30 hotel properties in which we had interests as of September 30, 2015.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 will become effective during the first quarter of 2016, and will require a modified retrospective approach, with early adoption permitted. We do not expect our adoption of ASU No. 2015-02 to have a material effect on our financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the way that debt issuance costs are presented on the balance sheet. Current guidance requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred, and present those amounts separately as deferred charges. ASU No. 2015-03 changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU No. 2015-03 will become effective during the first quarter of 2016, and will require a retrospective approach to all prior periods presented in the financial statements, with early adoption permitted. In the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU No. 2015-15”). ASU No. 2015-15 clarifies the presentation of debt issuance costs related to line of credit arrangements by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU No. 2015-15 became effective upon its issuance in June 2015. Once we adopt ASU No. 2015-03, we will reclassify the balance of our debt issuance costs (whose balance, excluding our line of credit, was $7.0 million as of September 30, 2015), which will reduce our notes payable balance by this same amount. In addition, our disclosures will increase during our year of adoption. The debt issuance costs related to our line of credit (whose balance was $3.6 million as of September 30, 2015) will continue to be an asset on our balance sheets.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which  it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 will have an effect on our financial statements and related disclosures when and if we have a business combination that requires a measurement-period adjustment.

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

As of September 30, 2015, 69.4% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $3.7 million based on the variable rates at September 30, 2015. After adjusting for the non-controlling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $3.2 million, based on the variable rates at September 30, 2015. However, increases and decreases in LIBOR rates are sometimes correlated with increases and decreases in lodging operations, which may mean that any increases in our interest expense due to higher variable rates may coincide with increases in our revenues due to higher lodging demand.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 — July 31, 2015	—	—	—
August 1, 2015 — August 31, 2015	—	—	—
September 1, 2015 — September 30, 2015	—	—	—	$ 100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of September 30, 2015, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

On October 28, 2015, the Company’s board of directors approved amendments to the Company’s employment agreements with each of John V. Arabia and Marc A. Hoffman, and approved amendments to the Company’s change in control agreements with each of Bryan A. Giglia and Robert C. Springer. The amendments modified the calculation of certain severance payments in the event of a termination of employment, including in connection with a change in control of the Company.

Copies of the four aforementioned amendments are attached hereto as Exhibits 10.2, 10.3, 10.4 and 10.5.

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

10.1

Term Loan Supplement Agreement, dated September 3, 2015, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association and certain other lenders named therein.

10.2	Second Amendment to Employment Agreement dated as of October 28, 2015, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia.

10.3	Amendment No. 2 to Change in Control Agreement dated October 28, 2015, between Sunstone Hotel Investors, Inc. and Bryan A. Giglia.

10.4	First Amendment to Employment Agreement dated as of October 28, 2015, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman.

10.5	Amendment No. 1 to Termination and Change in Control Agreement dated October 28, 2015, between Sunstone Hotel Investors, Inc. and Robert C. Springer.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 3, 2015	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)