Form 10-K
period 2015-12-31
Sunstone Hotel Investors, Inc.
filed 2016-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2015 as reported on the New York Stock Exchange (“NYSE”) was approximately $3.1 billion.

The number of shares of the registrant’s common stock outstanding as of February 12, 2016 was 216,000,821.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2015

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

Item 1.Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2015, we had interests in 29 hotels (the “29 hotels”). The 29 hotels are comprised of 13,845 rooms, located in 13 states and in Washington, DC.

Our primary business is to acquire, own, asset manage and renovate full-service hotel and select focus-service hotel properties in the United States. As part of our ongoing portfolio management strategy, we may also sell hotel properties from time to time. All but one (the Boston Park Plaza) of the 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels. Our portfolio primarily consists of urban, upper upscale hotels in the United States. As of December 31, 2015, our 29 hotels include two luxury hotels and  27 hotels classified as either upscale or upper upscale. The classifications luxury, upper upscale and upscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2015, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 11 of the Company’s 29 hotels; Interstate Hotels & Resorts, Inc. (“IHR”), manager of six of the Company’s 29 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of three of the Company’s 29 hotels; Crestline Hotels & Resorts (“Crestline”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each a manager of two of the Company’s 29 hotels; and Davidson Hotels & Resorts (“Davidson”), Fairmont Hotels & Resorts (U.S.) (“Fairmont”) and HEI Hotels & Resorts (“HEI”), each a manager of one of the Company’s 29 hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•

Significant Cash Position. As of December 31, 2015, we had total cash of $575.2 million, including $76.2 million of restricted cash. Adjusting for payment of our common and preferred dividends in January 2016, our total pro forma cash including restricted cash as of December 31, 2015 would be $388.9 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs, debt maturities, specifically those occurring in 2016, and possibly acquisitions partially with cash on hand.

•

Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2015, the weighted average term to maturity of our debt is approximately 4 years, and 79.5% of our debt is fixed rate with a weighted average interest rate of 4.95%, including the effects of our interest rate swap agreements. Including our variable-rate debt obligation based on variable rates at December 31, 2015, the weighted average interest rate on our debt is 4.45%. Our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2015, we have an unsecured corporate-level term loan, which matures in September 2022 and has an interest rate of 3.391%, including the effects of an interest rate swap agreement. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

•

Low Leverage. Over the past four years, we have been committed to thoughtfully and methodically reducing our leverage while maintaining a focus on creating and protecting stockholder value. We believe that by achieving low leverage and high financial flexibility by the time the current cycle peaks, we will position the Company to create value during the next successive cyclical trough by acquiring distressed assets or securities.

•

Strong Access to Low Cost Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our liquidity, professional management and portfolio diversification.

•	High Quality Portfolio.

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2015, approximately 87% of the revenues generated by the 29 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, DC/Baltimore, Chicago, Orlando, New Orleans, San Francisco, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger and more diverse economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 94% of the hotel revenue generated by the 29 hotels during 2015, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2015, the hotels comprising our 29 hotel portfolio averaged 477 rooms in size. Our total 29 hotel Comparable Portfolio RevPAR was $162.42 for the year ended December 31, 2015.

Nationally Recognized Brands. All but one (the Boston Park Plaza) of the 29 hotels are operated under nationally recognized brands, including Marriott, Hilton, Hyatt, Fairmont and Sheraton. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2011 through December 31, 2015, we invested $556.9 million in capital renovations throughout the 29 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•	Seasoned Management Team. Each of our core disciplines, asset management, acquisitions and finance, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team leads property-level innovation, benchmarks best practices and aggressively oversees hotel management teams and property plans. We work with our operators to develop hotel-level “master plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that maximize our risk-adjusted return on our investment dollars. We believe that our significant acquisition and disposition experience will allow us to continue to execute our cycle-appropriate strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2015, we acquired interests in 26 hotel properties and sold 43 hotel properties. We plan to capitalize on acquisition opportunities that may arise in 2016, as we believe our industry relationships may create opportunities for us to acquire individual hotel assets, or hotel portfolios, provided these opportunities are at attractive values relative to our cost of capital.  We will also focus on capital recycling, and may selectively sell hotels that we believe have lower growth prospects, have significant ongoing capital needs, or that we can sell at a substantial premium to our internal valuation of the asset, as evidenced by the sale of our interests in the Doubletree Guest Suites Times Square in December 2015.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity through the cyclical recovery phase, with liquidity levels maximized in advance of anticipated cyclical declines. During 2015, we reduced our total mortgage debt by $22.1 million through amortization, and by an additional $304.8 million through repayments of six separate mortgages. We also refinanced one mortgage loan with an $85.0 million unsecured term loan, extending our term to maturity and reducing our average interest rate. In addition, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points.

Business Strategy

Our mission is to create meaningful value for our stockholders by producing superior long-term returns.  Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the mature phase of the lodging cycle, is to maximize stockholder value through disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next cyclical trough. Our strategic plan encompasses several elements, including proactive portfolio management, focused asset management, disciplined external growth and continued balance sheet strength.

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

We believe that competition for the acquisition of hotels is fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional, national and international owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During the recovery phase of the lodging cycle, when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Management Agreements

All of our 29 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2015, Marriott managed 11 of our hotels, IHR managed six of our hotels, Highgate managed three of our hotels, Crestline, Hilton and Hyatt each managed two of our hotels, and the remaining three hotels were individually managed by Davidson, Fairmont and HEI. The following is a general description of our third-party management agreements as of December 31, 2015.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, these management agreements expire between 2031 and 2078. Additionally, six of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees were capped at 4.25% of gross revenue for 2012 and 2013, 4.5% of gross revenue for 2014, 4.75% of gross revenue for 2015, and are capped at 5.0% of gross revenue for the first seven months of 2016, and 5.25% of gross revenue for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; two management agreements require payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds;  and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

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

Highgate. Our Boston Park Plaza, Hilton Times Square and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreement at the Boston Park Plaza required us to pay Highgate a base management fee of 2.5% of gross revenue until July 1, 2014. From July 2, 2014 to July 1, 2015, the base management fee increased to 2.75% of gross revenue, and thereafter the base management fee is 3.0% of gross revenue. The agreement expires in 2023, absent a prior termination by either party. In addition, the management agreement at the Boston Park Plaza requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold.

The management agreements at the Hilton Times Square and the Renaissance Westchester require us to pay Highgate a base management fee of 3.0% of gross revenue. The management agreement at the Hilton Times Square expires in 2021 and provides Highgate with the right to renew for two additional terms of five years upon the achievement of certain performance thresholds, absent a prior termination by either party. In addition, the management agreement at the Hilton Times Square requires us to pay an incentive fee of 50.0% of the excess of net operating income over a certain threshold, limited to 1.25% of total revenue. The management agreement at the Renaissance Westchester expires in 2022, absent early termination by either party, and does not require payment of an incentive fee.

Crestline. Our Embassy Suites Chicago and Hilton Garden Inn Chicago Downtown/Magnificent Mile hotels are operated under management agreements with Crestline. The management agreement at the Embassy Suites Chicago expires in 2019 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay Crestline a base management fee of 1.5% of gross revenue through May 31, 2016, and 2.0% of gross revenue thereafter.

The management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile expires in 2022 (absent early termination by either party), and provides us with the right to renew for up to two additional terms of five years each. The agreement requires us to pay 2.0% of gross revenue as a base management fee, and requires us to pay an incentive fee of 10.0% of the excess of operating profit over a certain threshold.

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

Our Hyatt Regency San Francisco hotel is operated by Hyatt under an operating lease with economics that follow a typical management fee structure. The lease expires in 2050, and provides no renewal options. Pursuant to the lease, Hyatt retains 3.0% of total revenue as a base management fee. The lease also provides Hyatt the opportunity to earn an incentive fee if gross operating profit exceeds certain thresholds.

Davidson. Our Hyatt Chicago Magnificent Mile hotel is operated under a  management agreement with Davidson. The management agreement at the Hyatt Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold (capped at 1.5% of total revenue).  The base and incentive management fees payable to Davidson under the Hyatt Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue. In addition to the base and incentive management fees, the Hyatt Chicago Magnificent Mile management agreement required us to pay Davidson a development fee for their assistance in converting the hotel to a Hyatt equal to the lesser of 2.0% of the total development costs we incurred, or $0.5 million. The development fee, which totaled $0.5 million, was paid in full during 2013.

Fairmont. Our Fairmont Newport Beach hotel is operated under a management agreement with Fairmont. Commencing in July 2016, the management agreement is terminable upon sale of the hotel with sixty days advance notice to Fairmont; and, commencing in September 2016, the management agreement is terminable for any reason upon sixty days advance notice to Fairmont. The agreement requires us to pay 3.0% of total revenue as a base management fee and calls for payment of incentive fees ranging from 20.0% to 30.0% of the hotel’s net profit above certain net profit thresholds. The base and incentive management fees payable to Fairmont under the management agreement have an aggregate cap of 6.0% of total revenue.

HEI. Our Hilton New Orleans St. Charles hotel is operated under a management agreement with HEI. The agreement expires in 2017 (absent early termination by either party), and provides for automatic month-to-month renewals thereafter. The agreement requires us to pay 2.0% of gross revenue as a base management fee and calls for an incentive fee of 20.0% of the excess of adjusted gross operating profit over a certain threshold.

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

Franchise Agreements

As of December 31, 2015, 14 of the 29 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ended December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders in order to satisfy the REIT distribution requirement. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may, however, be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

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

We and the TRS Lessee must make a joint election with the IRS for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, no more than 25% (20% beginning after 2017) of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

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

Ground, Building and Air Lease Agreements

At December 31, 2015,  eight of the 29 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2015, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 28 to 82 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

Any proposed sale of a property that is subject to a ground, building or air lease or any proposed assignment of our leasehold interest as lessee under the ground, building or air lease may require the consent of the applicable lessor. As a result, we may not be able to sell, assign, transfer or convey our interest in any such property in the future absent the consent of the ground, building or air lessor, even if such transaction may be in the best interests of our stockholders. Two of the eight leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party.

Two of the eight leases allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2016, we had 50 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

As an owner of real estate, we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions. As a result, we have not implemented a formal program to measure or manage emissions associated with our corporate office or hotels. Although we do not believe that climate change represents a direct material risk to our business, we could be indirectly affected by climate change and other environmental issues to the extent these issues negatively affect the broader economy, result in increased regulation or costs, or have a negative impact on travel.

We have provided unsecured environmental indemnities to certain lenders and buyers of our properties. We have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is generally no term or damage limitation on these indemnities; however, if an environmental matter arises, we could have recourse against other previous owners.

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

Inflation

Inflation may affect our expenses, including, without limitation, by increasing costs such as labor, food, taxes, property and casualty insurance, borrowing costs and utilities.

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

Item 1A.Risk Factors

The statements in this section describe some of the significant risks to our business and should be considered carefully in evaluating our business and the other information in this Form 10-K. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995, as amended.

Risks Related to Our Business

In the past, events beyond our control, including economic slowdowns, civil unrest and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. Accordingly, our financial results may be harmed if economic conditions worsen, or if travel-associated costs, such as transportation fuel costs, increase. For example,  the civil unrest which occurred in Baltimore during the spring of 2015 resulted in group cancellations at our Renaissance Harborplace, causing decreases in both our average daily room rates and our occupancy. Also, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate, or ADR, of our hotels. Future terrorist activities and civil unrest could have a harmful effect on both the industry and us.

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

We have historically used capital obtained from debt and equity markets, including both secured mortgage debt and unsecured corporate debt, to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock), and more restrictive lending standards, our business could be adversely affected. In particular,  rising interest rates as a result of actions by the Federal Reserve Board or otherwise, could make it more difficult or expensive for us to obtain debt or equity capital in the future. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010 and then decreasing from 2011 to 2015.  The Federal Reserve Board, however, has recently raised interest rates and may continue to do so in the future, while other countries have recently adopted, or indicated that they may adopt, a negative interest rate policy.  Interest rate volatility, both in the U.S. and globally, could reduce our access to capital markets or increase the cost of funding our debt requirements.  If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2015, we had approximately $1.1 billion of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2015, approximately $637.5 million matures over the next four years ($72.4 million in 2016, $241.8 million in 2017,  $109.8 million in 2018 and $213.5 million in 2019). In December 2015, we entered into a term loan agreement, which provided us with a six month period within which we had the option to borrow up to $100.0 million. On January 29, 2016, we drew the total available funds of $100.0 million. We used the proceeds on February 1, 2016, combined with cash on hand, to repay the loan secured by the Boston Park Plaza, which had a balance of $114.2 million as of December 31, 2015, and which was scheduled to mature in February 2018. After repayment of the loan secured by the Boston Park Plaza, $527.7 million of our debt will mature over the next four years. The new $100.0 million term loan will mature in January 2023. The $527.7 million in debt maturities due over the next four years does not include $12.4 million of scheduled loan amortization payments due in 2016, $10.7 million due in 2017, $11.0 million due in 2018, or $10.4 million due in 2019. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2015, we had $0.6 million in outstanding letters of credit.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could impact our operating results.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness with property secured debt or corporate debt on acceptable terms, or at all, and are unable to negotiate an extension with the lender, we may be in default or forced to sell one or more of our properties on potentially disadvantageous terms, which might increase our borrowing costs, result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense would increase, and potential proceeds we would be able to secure from future debt refinancings may decrease, which would harm our operating results.

If we were to default on our secured debt in the future, the loss of our property securing the debt may negatively affect our ability to satisfy other obligations.

All of our debt, excluding letters of credit and term loans, at December 31, 2015 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Both our credit facility and unsecured term loan contain, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender.  As of December 31, 2015, no cash trap provisions were triggered at any of our hotels.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after certain items are paid, including, but not limited to, deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This limit on distributions could affect our liquidity and our ability to use cash generated by those hotels for other corporate purposes or to make distributions to our stockholders.

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, and numerous local, regional, national and international owners, including franchisors, who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

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

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2011, 2012, 2013 and 2014, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and liabilities assumed in all of our acquisitions. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

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

The sale of a hotel or a portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the disposition.

We may not be successful in completing the sale of a hotel or a  portfolio of hotels, which may negatively impact our business strategy. Hotel sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, seller financing, franchise agreements, ground leases and other agreements.  As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of a  sale will fail to occur for these or any other reasons.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, in April 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California. Hilton Worldwide, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position, and may not be in a position in the future to exercise sole decision-making authority regarding a property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

The hotel loans in which we may invest in the future involve greater risks of loss than senior loans secured by income-producing real properties.

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

We periodically review the fair value of each of our hotels and related goodwill for possible impairment. While we have not recognized any properties or other assets with indicators of impairment during the past four years, we have previously recognized impairment losses. In the future, our hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, which may adversely affect our financial condition and results of operations.

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

A significant portion of our hotels are geographically concentrated in California, Illinois, Massachusetts and the greater Washington DC area and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2015, nine of the 29 hotels are located in California, which is the largest concentration of our hotels in any state, representing 32% of our rooms and 36% of the revenue generated by the 29 hotels during 2015. In addition, as of December 31, 2015, three of the 29 hotels are located in each of the States of Illinois and Massachusetts, as well as in the greater Washington DC area. The three hotels located in Illinois represented 8% of our rooms and 8% of the revenue generated by the 29 hotels during 2015. The three hotels located in Massachusetts represented 14% of our rooms and 14% of the revenue generated by the 29 hotels during 2015. The three hotels located in the greater Washington DC area represented 13% of our rooms and 12% of the revenue generated by the 29 hotels during 2015. The concentration of our hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, Illinois, Massachusetts and the greater Washington DC area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

The operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and room nights generated by other large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. Some of these contracts and events may also be cancelled, which could reduce our expectations for future revenues. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

A substantial number of our hotels operate under a brand owned by Marriott, Hilton or Hyatt. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands.  As of December 31, 2015, 16 of our 29 hotels utilized brands owned by Marriott. In addition, seven and three of our 29 hotels were utilized by Hilton and Hyatt brands, respectively. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse affect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse affect on our results of operations, as well as our ability to make distributions to our stockholders.

Because all but one of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2015, all of the 29 hotels except the Boston Park Plaza were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton, Hyatt, Fairmont and Sheraton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies, such as our third-party managers’ frequent traveler programs, may be altered resulting in reduced revenue or increased costs to our hotels.

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

As of December 31, 2015, our 29 hotels were managed as follows: Marriott 11 hotels; IHR six hotels; Highgate three hotels; Crestline two hotels; Hilton two hotels; Hyatt two hotels; and Davidson, Fairmont and HEI one hotel each.  We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, two were entered into during 2015, one was entered into during 2014,  three were entered into during each of the years 2013 and 2012, and four of these agreements were entered into during 2011. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

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

We are subject to risks associated with the employment of hotel personnel, which could increase our expenses or expose us to additional liabilities.

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

The failure of tenants in our hotels to make rent payments under our retail and restaurant leases may adversely affect our results of operations.

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. In the event that a tenant continually fails to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, which may harm our operating results.

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

Portions of our information technology infrastructure or the information technology infrastructure of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels. Delayed sales or bookings, lower margins or lost guest reservations resulting from these disruptions could adversely affect our financial results, stock price and reputation. Many of our managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, in 2015, we obtained a cyber insurance policy to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2015, we invested $164.2 million on capital improvements to our hotels. We expect our capital expenditures to remain at higher than historical levels during 2016, driven by previously announced renovations and repositionings at recently acquired hotels as part of our acquisition strategy. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Because eight of the 29 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of eight of the 29 hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2015, the terms of these ground, building and air leases (including renewal options) range from approximately 28 to 82 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. The board of directors has granted waivers of the aggregate stock and common stock ownership limits to six “look through entities” such as mutual or investment funds. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests.

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

Authority of our Board to Amend our Bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws, except with respect to amendments to the provision of our bylaws regarding our opt out of the Maryland Business Combination and Control Share Acquisition Acts. In February 2015, however, we amended our bylaws. By way of the amendment, the bylaws may be amended, altered, repealed or rescinded (a) by our board of directors or (b) by the stockholders, by the affirmative vote of a majority of all the votes entitled to be cast generally in the election of directors.

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

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs, we could incur severance or other costs. For example, in 2015 we incurred $6.9 million of expenses associated with the termination of our former Chief Executive Officer. The loss of future executives could also disrupt our business and cause us to incur additional costs to hire replacement personnel.

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

•	threat of terrorism, terrorist events, civil unrest, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	volatility in the capital markets and the effect on the lodging demand or our ability to obtain capital on favorable terms or at all;

•	increased competition from other hotels in our markets;

•

new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;

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

We could incur liabilities resulting from loss or injury to our hotels or to persons at our hotels. These losses could be attributable to us or result from actions taken by a hotel management company. If claims are made against a management company, it may seek to pass those expenses through to us. Claims such as these, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

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

Property and casualty insurance, including coverage for terrorism, can be difficult or expensive to obtain. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our hotels at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, fire, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we are unable to obtain adequate insurance on our hotels for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have to our ground lessors, franchisors and managers which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could harm our financial condition and results of operations.

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

The terrorist attacks on September 11, 2001 and subsequent events underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities may be subject to the risk of terrorist attacks. The occurrence or the possibility of terrorist attacks or military conflicts could:

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

We are a REIT under the Code, which affords us significant tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements and certain relief provisions do not apply, our distributions will not be deductible by us and we will have to pay a corporate federal and state level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even as a REIT, we may become subject to federal, state or local taxes on our income or property, reducing our cash available for distribution.

Even as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. In addition, to the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. We may also decide to retain income we earn from the sale or other disposition of our property and pay federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

We may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income. While we did not use any net operating loss carryforwards during either 2015 or 2014, our use of net operating loss carryforwards during 2013 and 2012 resulted in federal alternative minimum tax and state income tax expense (where our use of net operating loss carryforwards was either limited or unavailable) totaling $1.9 million and $1.1 million, respectively.

Our taxable lease subsidiaries are subject to tax as regular corporations. In addition, we may also be subject to state and local taxes on our income or property at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or may undergo future tax audits. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

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

We may be subject to corporate level income tax on certain built-in gains.

We may acquire properties in the future from C corporations, in which we must adopt the C corporation’s tax basis in that asset as our tax basis. If we sell any such property within 5 years of the date on which we acquire it, then we will have to pay tax on the gain at the highest regular corporate tax rate.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (a “Section 1031 Exchange”). If the qualification of a disposition as a valid Section 1031 Exchange is successfully challenged by the IRS, the disposition may be treated as a taxable exchange. In such case, our taxable income and earnings and profits would increase as would the amount of distributions we are required to make to satisfy the REIT distribution requirements. As a result, we may be required to make additional distributions or, in lieu of that, pay additional corporate income tax, including interest and penalties. To satisfy these obligations, we may be required to borrow funds. In addition, the payment of taxes could cause us to have less cash available to distribute to our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to

Section 1031 Exchanges, which could make it more difficult, or not possible, for us to dispose of properties on a tax deferred basis.

Risks Related to Our Common Stock

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2015, our closing daily stock price fluctuated from a low of $12.49 to a high of $17.98. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

During the past three years, we paid quarterly cash dividends to the stockholders of our Series D cumulative redeemable preferred stock (“Series D preferred stock) and our common stock as follows:

	Series D
	Preferred Stock	Common Stock
2013
January	$0.50	$0.00
April	$0.50	$0.00
July	$0.50	$0.00
October	$0.50	$0.05
2014
January	$0.50	$0.05
April	$0.50	$0.05
July	$0.50	$0.05
October	$0.50	$0.05
2015
January	$0.50	$0.36	(1)
April	$0.50	$0.05
July	$0.50	$0.05
October	$0.50	$0.05
2016
January	$0.50	$1.26	(1)

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections,  expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2016. To the extent that expected regular quarterly dividends for 2016 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2017, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness  or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. On July 17, 2014 we filed a prospectus supplement relating to the possible resale by certain selling security holders of up to 4,034,970 shares of our common stock issued in connection with our acquisition of the Wailea Beach Marriott Resort & Spa.  In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 6,191,380 shares remained available for future issuance as of December 31, 2015.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to our 29 hotels as of December 31, 2015:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,054	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	187	IHR
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	HEI
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	460	Highgate
Hyatt Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	407	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	804	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Wailea Beach Marriott Resort & Spa	Wailea	Hawaii	Upper Upscale	Full Service	543	Marriott
Renaissance Harborplace (2)	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	501	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at Sea World ® (4)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Sheraton Cerritos (2)	Cerritos	California	Upper Upscale	Full Service	203	IHR

Total number of rooms					13,845

(1)	As defined by Smith Travel Research.
(2)	Subject to a ground, building or air lease with an unaffiliated third party.
(3)	75% ownership interest.
(4)	85% ownership interest. Pursuant to certain partnership loans, we recognize and expect to continue to recognize 100% of all economics from the property.

In addition to the hotel properties listed above, as of December 31, 2015, we also owned one undeveloped parcel of land in Craig, Colorado.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, DC. The following tables summarize our 29 hotels by region as of December 31, 2015, and the operating statistics by region for 2015,  2014 and 2013, including prior ownership results for the 2014 acquisition (Wailea Beach Marriott Resort & Spa), and the 2013 acquisitions (Hilton New Orleans St. Charles, Boston Park Plaza and Hyatt Regency San Francisco).

			Percentage of 2015
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	9	4,450	36.0%
Other West (2)	5	1,861	11.4%
Midwest (3)	3	1,148	7.5%
East (4)	12	6,386	45.1%

Total	29	13,845	100.0%

	2015			2014			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	86.0%	$201.63	$173.40	84.9%	$186.99	$158.75	110	bps	7.8%	9.2%
Other West (2)	80.9%	$179.61	$145.30	81.1%	$171.77	$139.31	(20)	bps	4.6%	4.3%
Midwest (3)	85.3%	$201.76	$172.10	80.5%	$195.24	$157.17	480	bps	3.3%	9.5%
East (4)	79.6%	$198.53	$158.03	80.3%	$191.87	$154.07	(70)	bps	3.5%	2.6%
Weighted average	82.3%	$197.35	$162.42	81.9%	$187.84	$153.84	40	bps	5.1%	5.6%

	2014			2013			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	84.9%	$186.99	$158.75	83.4%	$175.21	$146.13	150	bps	6.7%	8.6%
Other West (2)	81.1%	$171.77	$139.31	79.9%	$162.38	$129.74	120	bps	5.8%	7.4%
Midwest (3)	80.5%	$195.24	$157.17	79.8%	$179.57	$143.30	70	bps	8.7%	9.7%
East (4)	80.3%	$191.87	$154.07	77.5%	$186.66	$144.66	280	bps	2.8%	6.5%
Weighted average	81.9%	$187.84	$153.84	79.9%	$178.98	$143.01	200	bps	5.0%	7.6%
Weighted average adjusted for change in Marriott calendar (5)	81.9%	$187.84	$153.84	79.9%	$179.10	$143.10	200	bps	4.9%	7.5%

(1)	All but one of these hotels are located in Southern California.
(2)	Includes Hawaii, Oregon, Texas and Utah.
(3)	Includes Illinois.
(4)	Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.
(5)

Weighted average adjusted for change in Marriott calendar include the effects of removing three additional days (December 29, 2012 through December 31, 2012) from Marriott's fiscal 2013 calendar for ten of the Company's Marriott-managed hotels, caused by Marriott’s conversion from a 13-period calendar basis to a standard 12-month calendar basis.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 12, 2016, the last reported price per share of common stock on the NYSE was $11.94. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2014
First Quarter	$14.00	$12.46	$0.05
Second Quarter	$15.25	$13.22	$0.05
Third Quarter	$15.17	$13.71	$0.05
Fourth Quarter	$17.17	$13.42	$0.36	(1)
2015
First Quarter	$17.98	$16.18	$0.05
Second Quarter	$17.08	$14.63	$0.05
Third Quarter	$15.97	$12.96	$0.05
Fourth Quarter	$14.99	$12.49	$1.26	(1)

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Subject to certain limitations, we intend to make dividends on our stock in amounts equivalent to 100% of our annual taxable income. The level of any future dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business; however, we expect to continue to pay a regular quarterly dividend of $0.05 per share of common stock throughout 2016. To the extent that expected regular quarterly dividends for 2016 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2017, which dividend may be paid in cash and/or shares of common stock.  Any future common stock dividends may be comprised of cash only, or a combination of cash and stock, consistent with Internal Revenue Service guidelines.

As of February 12, 2016, we had approximately 23 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2015 Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2015 — October 31, 2015	—	$—	—
November 1, 2015 — November 30, 2015	—	$—	—
December 1, 2015 — December 31, 2015	—	$—	—
Total	—			$100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of December 31, 2015, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Operating Data ($ in thousands):
REVENUES
Room	$874,117	$811,709	$653,955	$576,146	$501,183
Food and beverage	293,892	259,358	213,346	200,810	175,103
Other operating	81,171	70,931	56,523	52,128	45,508
Total revenues	1,249,180	1,141,998	923,824	829,084	721,794
OPERATING EXPENSES
Room	224,035	214,899	170,361	147,932	128,225
Food and beverage	204,932	180,053	147,713	139,106	126,139
Other operating	21,335	21,012	16,819	16,162	14,004
Advertising and promotion	61,892	54,992	47,306	42,474	37,226
Repairs and maintenance	46,557	45,901	35,884	32,042	29,067
Utilities	34,543	34,141	27,006	25,596	25,537
Franchise costs	40,096	38,271	32,932	30,067	25,595
Property tax, ground lease and insurance	94,967	84,665	79,004	66,830	58,010
Property general and administrative	142,332	126,737	103,454	94,642	85,293
Corporate overhead	33,339	28,739	26,671	24,316	25,453
Depreciation and amortization	164,716	155,845	137,476	130,907	113,708
Impairment loss	—	—	—	—	10,862
Total operating expenses	1,068,744	985,255	824,626	750,074	679,119
Operating income	180,436	156,743	99,198	79,010	42,675
Equity in net earnings of unconsolidated joint ventures	—	—	—	—	21
Interest and other income	3,885	3,479	2,821	297	3,115
Interest expense	(66,516)	(72,315)	(72,239)	(76,821)	(74,195)
Loss on extinguishment of debt	(2,964)	(4,638)	(44)	(191)	—
Gain on sale of assets	226,217	—	—	—	—
Gain on remeasurement of equity interests	—	—	—	—	69,230
Income before income taxes and discontinued operations	341,058	83,269	29,736	2,295	40,846
Income tax provision	(1,434)	(179)	(8,145)	(1,148)	—
Income from continuing operations	339,624	83,090	21,591	1,147	40,846
Income from discontinued operations, net of tax	15,895	4,849	48,410	48,410	40,453

NET INCOME	355,519	87,939	70,001	49,557	81,299
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)	(1,792)	(342)
Preferred stock dividends and redemption charges	(9,200)	(9,200)	(19,013)	(29,748)	(27,321)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$338,155	$72,031	$46,943	$18,017	$53,636
Income (loss) from continuing operations attributable to common stockholders per diluted common share	$1.54	$0.34	$(0.01)	$(0.24)	$0.11
Dividends declared per common share	$1.41	$0.51	$0.10	$—	$—
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,229,010	$3,538,129	$3,231,382	$2,681,877	$2,532,232
Total assets	$3,863,251	$3,917,417	$3,501,016	$3,126,965	$3,088,730
Total debt, net (1)	$1,096,595	$1,421,744	$1,396,293	$1,353,679	$1,404,380
Total liabilities	$1,512,131	$1,648,583	$1,548,617	$1,507,652	$1,663,436
Equity	$2,351,120	$2,268,834	$1,952,399	$1,519,313	$1,325,294

(1)

Does not include hotels or debt which have been reclassified to discontinued operations, or which have been classified as held for sale. Debt, net reflects the retrospective adoption of Accounting Standards Update No. 2015-03.

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

We own primarily urban, upper upscale hotels in the United States. As of December 31, 2015, we had interests in 29 hotels, which are currently held for investment (the “29 hotels”). Of the 29 hotels, we classify 26 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2015, the hotels comprising our 29 hotel portfolio average 477 rooms in size.

2015 Highlights

In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. In September 2015, we entered into a term loan supplement agreement under our credit facility, which provided us with a six month period within which we had the option to borrow up to $85.0 million. In October 2015, we drew the total available funds of $85.0 million. We used the proceeds in October 2015, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace, which loan was scheduled to mature in January 2016. The $85.0 million unsecured term loan matures in September 2022, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a swap agreement, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.391%.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels, the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner.

In September 2015, we sold BuyEfficient for a net sale price of $26.4 million. We recognized a net gain on the sale of $11.7 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation. Coterminous with the sale of BuyEfficient, we wrote off $8.4 million of goodwill, along with net intangible assets of $6.2 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. In addition, we recognized $1.6 million in severance costs related to the sale of BuyEfficient, which, along with the write offs of goodwill and net intangible assets, reduced the gain we recognized on the sale of BuyEfficient.

In December 2015, we repaid the $30.7 million loan secured by the Hilton North Houston, which loan was scheduled to mature in March 2016. We funded the repayment of the loan using cash on hand.

In December 2015, we entered into a term loan agreement, which provided us with a six month period within which we had the option to borrow up to $100.0 million. We drew the available $100.0 million in January 2016, and used the proceeds in February 2016, combined with cash on hand, to repay the loan secured by the Boston Park Plaza, which had a balance of  $114.2 million as of December 31, 2015. The Boston Park Plaza loan was scheduled to mature in February 2018, but could be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a forward swap agreement that will fix the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.653%.

Additionally in December 2015, one of our subsidiaries sold 100% of the membership interests in Times Square Hotel Sub, LLC, the indirect holder of 100% of the leasehold interests through which the 468-room Doubletree Guest Suites Times Square located in New York City, New York, is operated for a  net sale price of $522.7 million.  We recognized a net gain on the sale of $214.5 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation. Concurrent with the sale, we wrote off $83.9 million of net intangible assets, which reduced our gain on the sale. In addition, we repaid the remaining $175.0 million balance of the mortgage secured by the hotel, wrote off $1.7 million in related deferred financing fees and incurred a $1.2 million prepayment penalty upon the loan’s repayment.

As of December 31, 2015, the weighted average term to maturity of our debt is approximately four years, and 79.5% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.95%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligation based on variable rates at December 31, 2015, is 4.45%.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes all 29 hotels in which we have interests as of December 31, 2015. In addition, our Comparable Portfolio includes prior ownership results for the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss) excluding: noncontrolling interests; interest expense; provision for income taxes, including income taxes applicable to sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax assessments or credits; and any other identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO  attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: penalties; written-off deferred financing costs; non-real estate-related impairment losses; income tax benefits or provisions associated with the application of net operating loss carryforwards; and any other identified adjustments.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, management fees and other costs. Additionally, this category includes general and administrative expenses, including severance,  from BuyEfficient prior to its sale in September 2015;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, relocation, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to furniture, fixtures, and equipment (“FF&E”) for both our corporate office and BuyEfficient, as well as BuyEfficient’s intangible assets prior to its sale in September 2015.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the 11.0% equity investment we received from the buyer in conjunction with our 2013 sale of four hotels and a laundry facility in Rochester, Minnesota (the “Preferred Equity Investment”) prior to its sale in July 2015, as well as any energy rebates we have received or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, gains or losses on our derivatives,  amortization and write-off of deferred financing fees, accretion of our Operating Partnership’s 4.6% exchangeable senior notes (the “Senior Notes”) that were repurchased in 2013, and any loan fees incurred on our debt;

•	Loss on extinguishment of debt, which includes losses we recognized on amendments or early repayments of mortgages or other debt obligations, along with any fees incurred;

•

Gain on sale of assets, which includes the gains we recognized on our sales of BuyEfficient and the Doubletree Guest Suites Times Square, as neither of these sales represented a  strategic shift that had a major impact on our business plan or our primary markets, and therefore, neither sale qualified as a discontinued operation;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from discontinued operations, net of tax, which includes the results of operations for any hotels or other real estate investments sold during the reporting period, along with the gain or loss realized on the sale of these assets and any extinguishments of related debt or income tax provisions;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends and redemption charges, which includes dividends earned on our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) until their redemption in March 2013, Series C Cumulative Convertible Redeemable Preferred Stock (“Series C preferred stock”) until their redemption in May 2013, and 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”), as well as redemption charges for preferred stock redemptions made in excess of net carrying values.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2014, our Comparable Portfolio RevPAR increased 7.6% as compared to 2013, with a 200 basis point increase in portfolio occupancy and a 5.0% increase in ADR.  While a portion of the improvement in our operating statistics in 2014 as compared to 2013 was due to occupancy improvements at the four hotels under renovation during 2013, this improvement was muted by the negative impact of renovations at four of our hotels during 2014. These improving demand trends continued in 2015. As a result, our Comparable Portfolio RevPAR increased 5.6% in 2015 as compared to 2014, with a 40 basis point increase in portfolio occupancy and a 5.1% increase in ADR.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. In 2014, our Comparable Portfolio RevPAR index increased by 150 basis points as compared to the same period in 2013 due in part to a reduction in renovation displacement and the effect of newly-implemented resort fees in 2014. In 2015, our Comparable Portfolio RevPAR index increased by 50 points as compared to 2014 due in part to increased revenue at our newly renovated hotels, partially offset by renovation disruption at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa.

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

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2015 and 2014, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations.

	2015	2014	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$874,117	$811,709	$62,408	7.7%
Food and beverage	293,892	259,358	34,534	13.3%
Other operating	81,171	70,931	10,240	14.4%
Total revenues	1,249,180	1,141,998	107,182	9.4%
OPERATING EXPENSES
Hotel operating	728,357	673,934	54,423	8.1%
Property general and administrative	142,332	126,737	15,595	12.3%
Corporate overhead	33,339	28,739	4,600	16.0%
Depreciation and amortization	164,716	155,845	8,871	5.7%
Total operating expenses	1,068,744	985,255	83,489	8.5%
Operating income	180,436	156,743	23,693	15.1%
Interest and other income	3,885	3,479	406	11.7%
Interest expense	(66,516)	(72,315)	5,799	8.0%
Loss on extinguishment of debt	(2,964)	(4,638)	1,674	36.1%
Gain on sale of assets	226,217	—	226,217	100.0%
Income before income taxes and discontinued operations	341,058	83,269	257,789	309.6%
Income tax provision	(1,434)	(179)	(1,255)	(701.1)%
Income from continuing operations	339,624	83,090	256,534	308.7%
Income from discontinued operations, net of tax	15,895	4,849	11,046	227.8%
NET INCOME	355,519	87,939	267,580	304.3%
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(1,456)	(21.7)%
Preferred stock dividends	(9,200)	(9,200)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$338,155	$72,031	$266,124	369.5%

The following table presents our operating results for our total portfolio for the years ended December 31, 2014 and 2013, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations.

	2014	2013	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$811,709	$653,955	$157,754	24.1%
Food and beverage	259,358	213,346	46,012	21.6%
Other operating	70,931	56,523	14,408	25.5%
Total revenues	1,141,998	923,824	218,174	23.6%
OPERATING EXPENSES
Hotel operating	673,934	557,025	116,909	21.0%
Property general and administrative	126,737	103,454	23,283	22.5%
Corporate overhead	28,739	26,671	2,068	7.8%
Depreciation and amortization	155,845	137,476	18,369	13.4%
Total operating expenses	985,255	824,626	160,629	19.5%
Operating income	156,743	99,198	57,545	58.0%
Interest and other income	3,479	2,821	658	23.3%
Interest expense	(72,315)	(72,239)	(76)	(0.1)%
Loss on extinguishment of debt	(4,638)	(44)	(4,594)	(10,440.9)%
Income before income taxes and discontinued operations	83,269	29,736	53,533	180.0%
Income tax provision	(179)	(8,145)	7,966	97.8%
Income from continuing operations	83,090	21,591	61,499	284.8%
Income from discontinued operations	4,849	48,410	(43,561)	(90.0)%
NET INCOME	87,939	70,001	17,938	25.6%
Income from consolidated joint ventures attributable to noncontrolling interests	(6,708)	(4,045)	(2,663)	(65.8)%
Preferred stock dividends and redemption charges	(9,200)	(19,013)	9,813	51.6%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$72,031	$46,943	$25,088	53.4%

Operating Statistics. The following tables include comparisons of the key operating metrics for our Comparable Portfolio, including prior ownership results as applicable for the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa.

	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	82.3%	$197.35	$162.42	81.9%	$187.84	$153.84	40	bps	5.1%	5.6%

	2014			2013			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	81.9%	$187.84	$153.84	79.9%	$178.98	$143.01	200	Bps	5.0%	7.6%
Marriott Adjusted Comparable Portfolio (1)	81.9%	$187.84	$153.84	79.9%	$179.10	$143.10	200	bps	4.9%	7.5%

(1)

Includes the Comparable Portfolio adjusted for the effects of removing three additional days (December 29, 2012 through December 31, 2012) from Marriott's fiscal 2013 calendar for ten of our Marriott-managed hotels caused by Marriott’s conversion from a 13-period basis to a standard 12-month calendar basis.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO  attributable to common stockholders and Comparable Portfolio revenues, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to us and to investors in evaluating our operating performance because this measure helps us and investors evaluate and compare the results of our operations from period to period by removing the fluctuations caused by an acquisition or a disposition. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

EBITDA and Adjusted EBITDA are commonly used measures of performance in many industries. We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating our operating performance because these measures help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also believe the use of EBITDA and Adjusted EBITDA facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. In addition, certain covenants included in our indebtedness use EBITDA as a measure of financial compliance. We also use EBITDA and Adjusted EBITDA as measures in determining the value of hotel acquisitions and dispositions.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions classified as a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.

•

Noncontrolling interests: we deduct the noncontrolling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by preferred investors in an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

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

The following table reconciles our net income to EBITDA and Adjusted EBITDA for our total portfolio for the years ended December 31, 2015,  2014 and 2013 (in thousands):

	2015	2014	2013
Net income	$355,519	$87,939	$70,001
Operations held for investment:
Depreciation and amortization	164,716	155,845	137,476
Amortization of lease intangibles	3,791	4,113	4,112
Interest expense	66,516	72,315	72,239
Income tax provision	1,434	179	8,145
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)
Depreciation and amortization	(3,432)	(3,335)	(3,956)
Interest expense	(1,537)	(2,020)	(2,341)
Discontinued operations:
Interest expense	—	—	99
Income tax provision	105	—	—
EBITDA	578,948	308,328	281,730

Operations held for investment:
Amortization of deferred stock compensation	6,536	6,221	4,858
Amortization of favorable and unfavorable contracts, net	(1,623)	166	320
Non-cash straightline lease expense	1,987	2,021	2,055
Capital lease obligation interest — cash ground rent	(1,404)	(1,404)	(1,404)
Gain on sale of assets, net	(226,234)	(93)	(12)
Severance costs associated with sale of BuyEfficient	1,636	—	—
Loss on extinguishment of debt	2,964	4,638	44
Gain on redemption of note receivable	(939)	—	—
Closing costs — completed acquisitions	—	541	1,678
Lawsuit settlement costs	—	—	358
Prior year property tax adjustments, net	(865)	(3,305)	106
Property-level restructuring, severance and management transition costs	1,219	675	—
Lease termination costs	300	—	—
Costs associated with CEO severance	5,257	—	—
Noncontrolling interests:
Non-cash straightline lease expense	(450)	(450)	(450)
Loss on extinguishment of debt	—	(133)	—
Prior year property tax adjustments, net	—	696	—
Discontinued operations:
Gain on sale of assets, net	(16,000)	(5,199)	(51,620)
Loss on extinguishment of debt	—	—	3,115
	(227,616)	4,374	(40,952)
Adjusted EBITDA	$351,332	$312,702	$240,778

Adjusted EBITDA was $351.3 million in 2015 as compared to $312.7 million in 2014 and $240.8 million in 2013.  Adjusted EBITDA increased $38.6 million in 2015 as compared to 2014 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at four of our hotels which were undergoing major renovations during 2014, partially offset by a decrease in earnings at two of our hotels which were undergoing major renovations during all or part of 2015 as follows:

Hotel	Renovation Period
2015
Boston Park Plaza	Full year
Wailea Beach Marriott Resort & Spa	Fourth quarter
2014
Hilton Garden Inn Chicago Downtown/Magnificent Mile	First quarter
Renaissance Long Beach	First quarter
Hyatt Regency San Francisco	First and second quarters
Boston Park Plaza	Fourth quarter

Adjusted EBITDA increased $71.9 million in 2014 as compared to 2013 in part due to additional earnings generated by the three hotels we acquired in 2013 and the one hotel we acquired in 2014 (the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, the Hyatt Regency San Francisco in December 2013 and the Wailea Beach Marriott Resort & Spa in July 2014, together the “four 2013-2014 acquired hotels”), combined with an increase in earnings at four of our hotels which were undergoing major renovations during the first half of 2013 (the Hilton Times Square, the Hyatt Chicago Magnificent Mile, the Hyatt Regency Newport Beach and the Renaissance Westchester, together the “four 2013 renovation hotels”). These increases were partially offset by a decrease in earnings at the four 2014 renovation hotels.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions classified as a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.

•

Impairment losses: we exclude the effect of non-real estate impairment losses because we believe that including them in Adjusted FFO  attributable to common stockholders is not consistent with reflecting the ongoing performance of our remaining assets.

•

Noncontrolling interests: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by preferred investors in an entity that owns the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

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

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2015,  2014 and 2013 (in thousands):

	2015	2014	2013
Net income	$355,519	$87,939	$70,001
Preferred stock dividends and redemption charges	(9,200)	(9,200)	(19,013)
Operations held for investment:
Real estate depreciation and amortization	163,361	154,253	136,047
Amortization of lease intangibles	3,791	4,113	4,112
Gain on sale of assets, net	(226,234)	(93)	(12)
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)
Real estate depreciation and amortization	(3,432)	(3,335)	(3,956)
Discontinued operations:
Gain on sale of assets, net	(16,000)	(5,199)	(51,620)
FFO attributable to common stockholders	259,641	221,770	131,514

Operations held for investment:
Write-off of deferred financing fees	455	—	—
Amortization of favorable and unfavorable contracts, net	(1,623)	166	320
Non-cash straightline lease expense	1,987	2,021	2,055
Non-cash interest related to gain on derivatives, net	(309)	(529)	(525)
Loss on extinguishment of debt	2,964	4,638	44
Gain on redemption of note receivable	(939)	—	—
Closing costs — completed acquisitions	—	541	1,678
Lawsuit settlement costs	—	—	358
Prior year property tax adjustments, net	(865)	(3,305)	106
Income tax (benefit) provision related to prior years	—	(762)	8,145
Property-level restructuring, severance and management transition costs	1,219	675	—
Lease termination costs	300	—	—
Costs associated with CEO severance	5,257	—	—
Amortization of deferred stock compensation associated with CEO severance	1,623	—	—
Severance costs associated with sale of BuyEfficient	1,636	—	—
Income tax provision related to gain on sale of BuyEfficient	720	—	—
Preferred stock redemption charges	—	—	4,770
Noncontrolling interests:
Non-cash straightline lease expense	(450)	(450)	(450)
Non-cash interest related to loss on derivative, net	(3)	—	(3)
Loss on extinguishment of debt	—	(133)	—
Prior year property tax adjustments, net	—	696	—
Discontinued operations:
Loss on extinguishment of debt	—	—	3,115
Income tax provision	105	—	—
	12,077	3,558	19,613
Adjusted FFO attributable to common stockholders	$271,718	$225,328	$151,127

Adjusted FFO attributable to common stockholders was $271.7 million in 2015 as compared to $225.3 million in 2014 and $151.1 million in 2013.  Adjusted FFO attributable to common stockholders increased $46.4 million in 2015 as compared to 2014 due in part to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Marriott Resort & Spa acquired in July 2014), combined with an increase in earnings at the four 2014 renovation hotels, as well as a decrease in interest expense, partially offset by decreases in earnings at both the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa, which were undergoing major renovations during all or part of 2015.

Adjusted FFO attributable to common stockholders increased $74.2 million in 2014 as compared to 2013 in part due to additional earnings generated by the four 2013-2014 acquired hotels, combined with an increase in earnings at the four

2013 renovation hotels. In addition, Adjusted FFO attributable to common stockholders increased during 2014 as compared to 2013 due to a decrease in preferred stock dividends and redemption charges. These increases were partially offset by a decrease in earnings at the four 2014 renovation hotels.

Room revenue.  Room revenue increased $62.4 million, or 7.7%, in 2015 as compared to 2014 as follows:

We acquired one hotel subsequent to January 1, 2014, the Wailea Beach Marriott Resort & Spa in July 2014, which contributed additional room revenue of $25.6 million during 2015. In addition, we sold one hotel subsequent to January 1, 2014, the Doubletree Guest Suites Times Square on December 18, 2015, which will cause our room revenue to decrease in the future. Room revenue generated by the Doubletree Guest Suites Times Square decreased  $5.4 million in 2015 as compared to 2014.

Room revenue generated by the 28 hotels we owned prior to January 1, 2014 (our “existing portfolio”) increased $42.2 million during 2015 as compared to 2014 due to increases in both occupancy ($4.5 million) and ADR ($37.7 million). The increases in occupancy and ADR were driven by an additional 29,025 group room nights, partially offset by 3,446 fewer transient room nights. Group room nights increased primarily due to a concerted effort to capture a higher portion of group business in Houston, as well as strong group markets in San Francisco, Orlando and Washington DC, partially offset by a decrease in groups due to civil unrest in Baltimore. The decrease in transient room nights was primarily due to a soft business transient market in Houston driven by a weak energy market, as well as a revenue management strategy to decrease the availability of lower-rated transient rooms in Orlando and Washington DC in order to increase the supply of both higher-rated group and business transient rooms, combined with civil unrest in Baltimore. These decreases in transient room nights were partially offset by strong transient markets in both San Francisco and San Diego.

In addition, both group and transient nights increased in 2015 as compared to 2014 at the four 2014 renovation hotels. During 2014, the four 2014 renovation hotels caused a total of 14,221 room nights to be out of service, displacing approximately $3.0 million in room revenue based on the hotels achieving a combined potential 78.4% occupancy rate and RevPAR of $167.06 without the renovations. In comparison, room nights during 2015 were negatively impacted by major renovations at both the Boston Park Plaza and the Wailea Marriott Resort & Spa, which together caused a total of 18,607 room nights to be out of service, displacing approximately $2.9 million in room revenue based on the hotels achieving a combined potential 75.9% occupancy rate and RevPAR of $144.40 without the renovations.

Room revenue increased $157.8 million, or 24.1%, in 2014 as compared to 2013 as follows:

The four 2013-2014 acquired hotels contributed additional room revenue of $113.8 million during 2014.

Room revenue generated by the 26 hotels we owned prior to January 1, 2013 (our “2013-2014 existing portfolio”) increased $45.5 million during 2014 as compared to 2013 due to increases in both occupancy ($19.2 million) and ADR ($26.3 million). The increases in occupancy and ADR were driven by an additional 68,236 group room nights, combined with an additional 39,230 transient room nights. Both group and transient nights increased in 2014 as compared to 2013 due to less renovation disruption in 2014 as compared to 2013. During 2014, the four 2014 renovation hotels caused a total of 14,221 room nights to be out of service, displacing approximately $3.0 million in room revenue based on the hotels achieving a combined potential 78.4% occupancy rate and RevPAR of $167.06 without the renovations. In comparison, the 2013 displacement experienced by the four 2013 renovation hotels caused a total of 40,287 room nights to be out of service during 2013, displacing approximately $7.7 million in room revenue based on the hotels achieving a combined potential 79.9% occupancy rate and RevPAR of $159.02 without the renovations.

Partially offsetting the increase in our 2013-2014 existing portfolio’s room revenue during 2014 as compared to 2013, room revenue decreased as a result of a change in the financial reporting calendar used by Marriott, one of our third-party managers. Beginning in 2013, Marriott switched from using a 13-fiscal period accounting calendar to a standard 12-month calendar. However, due to the timing of Marriott’s fiscal 2012 year-end of December 28, 2012, Marriott’s fiscal 2013 includes three additional days, December 29, 2012 through December 31, 2012. These three additional days in fiscal 2013 generated approximately $1.6 million more in room revenue for ten of our Marriott-managed hotels during 2013 as compared to 2014.

Food and beverage revenue. Food and beverage revenue increased $34.5 million, or 13.3%, in 2015 as compared to 2014 as follows:

The Wailea Beach Marriott Resort & Spa contributed an additional $5.7 million to food and beverage revenue during 2015. In addition, food and beverage revenue generated by the Doubletree Guest Suites Times Square increased $0.1 million in 2015 as compared to 2014. Our food and beverage revenue will decrease in the future due to our sale of the Doubletree Guest Suites Times Square in 2015.

Food and beverage revenue in our existing portfolio increased $10.0 million in 2015 as compared to 2014, primarily due to increased banquet and related service charge revenue at the majority of our hotels due to the increase in group room nights. Outlet revenue in our existing portfolio also increased in 2015 as compared to 2014 due to the strong markets in both San Francisco and San Diego, along with an increase in outlet revenue generated in 2015 by the four 2014 renovation hotels. These increases in food and beverage revenue in 2015 as compared to 2014 were partially offset by a decrease in revenue at the Renaissance Harborplace due to the civil unrest in Baltimore, as well as the weak transient market in Houston, combined with a decrease in revenue due to a major renovation at the Boston Park Plaza and outlet renovation at the JW Marriott New Orleans.

In addition, food and beverage revenue in our existing portfolio increased $18.7 million in 2015 as compared to 2014 due to our January 1, 2015 adoption of the American Hotel & Lodging Association’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition (the “USALI Eleventh Revised Edition”), which affected the classification of mandatory service charges to guests for banquets and events that are paid out as gratuities to hotel employees. Previously, these charges reduced our food and beverage revenue. Beginning in 2015, these charges are included in food and beverage expense.

Food and beverage revenue increased $46.0 million, or 21.6%, in 2014 as compared to 2013 as follows:

Our four 2013-2014 acquired hotels contributed an additional $29.0 million to food and beverage revenue during 2014.

Food and beverage revenue in our 2013-2014 existing portfolio increased $17.6 million in 2014 as compared to 2013, primarily due to increased banquet and outlet revenue at the majority of our hotels due to the increases in occupancy and group room nights. In addition, food and beverage revenue increased during 2014 as compared to 2013 as the negative impact from the four 2014 renovation hotels during 2014 was much less than the negative impact from the four 2013 renovation hotels during 2013.

These increases in food and beverage revenue during 2014 as compared to 2013 were partially offset by Marriott’s additional three days in the first quarter 2013, which generated approximately $0.6 million in food and beverage revenue for ten of our Marriott-managed hotels during 2013 as compared to 2014.

Other operating revenue.  Other operating revenue increased $10.2 million, or 14.4%, in 2015 as compared to 2014 as follows:

The Wailea Beach Marriott Resort & Spa contributed an additional $5.7 million to other operating revenue in 2015. Other operating revenue generated by the Doubletree Guest Suites Times Square increased $0.3 million in 2015 as compared to 2014. In addition, BuyEfficient’s revenue decreased $1.1 million in 2015 as compared to 2014 due our sale of BuyEfficient in September 2015.  Our sales of both BuyEfficient and the Doubletree Guest Suites Times Square during 2015 will cause our other operating revenue to decrease in the future.

Other operating revenue in our existing portfolio increased $5.4 million in 2015 as compared to 2014, primarily due to increases in parking revenue, tenant lease revenue (including the write-off of a total of $1.8 million in below market lease intangible liabilities due to the terminations of two tenant leases at one of our hotels during 2015), resort fees, cancellation revenue, attrition revenue and other miscellaneous revenue. In addition, we recognized $0.6 million in business interruption insurance proceeds during the third quarter of 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year. These increases in other operating revenue in 2015 as compared to 2014 were partially offset by decreased telephone/internet revenue.

Other operating revenue increased $14.4 million, or 25.5%, in 2014 as compared to 2013 as follows:

Our four 2013-2014 acquired hotels contributed an additional $9.3 million to other operating revenue during 2014. In addition, BuyEfficient’s revenue increased $0.4 million during 2014 as compared to 2013 due to increased transaction fees.

Other operating revenue in our 2013-2014 existing portfolio increased $4.7 million in 2014 as compared to 2013, primarily due to our resort fee charges beginning in 2014 at two of our existing hotels, which generated $2.5 million during 2014. In addition, other operating revenue grew as increased parking, spa and tenant lease revenue was only partially offset by decreased telephone/internet revenue, cancellation and attrition revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $54.4 million, or 8.1%, in 2015 as compared to 2014 as follows:

The Wailea Beach Marriott Resort & Spa contributed an additional $20.2 million to hotel operating expenses in 2015. Hotel operating expenses generated by the Doubletree Guest Suites Times Square decreased $0.7 million in 2015 as compared to 2014. Our hotel operating expenses will decrease in the future due to our sale of the Doubletree Guest Suites Times Square in 2015.

Hotel operating expenses in our existing portfolio increased $34.9 million in 2015 as compared to 2014. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue, food and beverage revenue, and parking revenue, as well as the changes stipulated by the USALI Eleventh Revised Edition. In addition, hotel operating expenses in our existing portfolio increased in 2015 as compared to 2014 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion due to increased hotel sales and marketing departmental payroll and related expenses; property taxes due to increased assessments received at our Chicago hotels combined with the year-over-year effect of refunds and lower property tax assessments received at several of our hotels during 2014; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased repairs and maintenance expenses, utilities expenses and real estate tax appeal fees.

Hotel operating expenses increased $116.9 million, or 21.0%, in 2014 as compared to 2013 as follows:

The four 2013-2014 acquired hotels contributed an additional $96.7 million to hotel operating expenses during 2014.

Hotel operating expenses in our 2013-2014 existing portfolio increased $20.2 million during 2014 as compared to 2013, primarily due to the corresponding increases in room, food and beverage and parking revenue. In addition, hotel operating expenses increased in 2014 as compared to 2013 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion and repairs and maintenance due to increased payroll and related expenses; utility expense due to increased rates at several of our hotels, combined with increased usage due to the extremely cold winter in the Midwest and East; and ground lease expense due to higher percentage rent at several of our hotels caused by the increase in revenue. The increases in hotel operating expenses during 2014 as compared to 2013 were slightly offset by lower property taxes, which decreased due to appeal refunds received at several of our hotels, as well as by the inclusion of three additional days of expense for ten of the Marriott-managed hotels during 2013 as compared to 2014.

Property general and administrative expense.  Property general and administrative expense increased $15.6 million, or 12.3%, in 2015 as compared to 2014 as follows:

The Wailea Beach Marriott Resort & Spa contributed an additional $3.9 million to property general and administrative expense during 2015. Property general and administrative expense generated by the Doubletree Guest Suites Times Square decreased $0.4 million in 2015 as compared to 2014. In addition, although we sold BuyEfficient in September 2015, property general and administrative expenses generated by BuyEfficient during 2015 increased $0.9 million as compared to 2014 due to $1.6 million in severance costs incurred coterminous with the sale. Our sales of both BuyEfficient and the Doubletree Guest Suites Times Square during 2015 will cause our property general and administrative expenses to decrease in the future.

Property general and administrative expense in our existing portfolio increased $11.2 million in 2015 as compared to 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue: payroll and related expenses; management fees; credit and collection expenses; contract and professional fees; supplies; employee recruitment, relations, relocation and training expenses; legal expenses; and licenses and permits.

Property general and administrative expense increased $23.3 million, or 22.5% in 2014 as compared to 2013 as follows:

The four 2013-2014 acquired hotels contributed an additional $16.2 million to property general and administrative expense during 2014.

Property general and administrative expense in our 2013-2014 existing portfolio increased $7.1 million during 2014 as compared to 2013, primarily due to increased management fees, credit and collection expenses, payroll and related expenses, contract and professional fees, and licenses and permits expenses due to the increase in revenue, partially offset by decreased security and sales tax audit expenses. In addition, property general and administrative expenses decreased during 2014 as compared to 2013 due to the Marriott-managed hotels’ three additional days in 2013 as compared to 2014.

Corporate overhead expense.  Corporate overhead expense increased $4.6 million, or 16.0%, in 2015 as compared to 2014, primarily due to increased payroll and related expenses ($5.1 million) and deferred stock compensation expense ($0.6 million). These increases were due to $6.9 million in costs related to the departure of our former chief executive officer in January 2015, partially offset by the reversal of some deferred compensation expenses. A portion of deferred stock compensation decreased in 2015 as compared to 2014 due to employee turnover. In accordance with the Compensation – Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we reversed the deferred stock compensation expense previously recorded during 2015 for terminated employees. These increases to corporate overhead were partially offset by decreases in due diligence expense ($0.3 million), legal expense ($0.3 million), bad debt expense ($0.2 million), contract and professional fees ($0.2 million) and employee relations expense ($0.1 million). Bad debt expense decreased in 2015 as compared to 2014 due to the recovery of $0.2 million in bad debt expense which was originally recognized during the fourth quarter of 2012, as we reserved the entire $0.2 million outstanding balance of a subordinate note secured by a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia, since the note was in default (see the discussion below regarding interest and other income).

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

Depreciation and amortization expense.  Depreciation and amortization expense increased $8.9 million, or 5.7%, in 2015 as compared to 2014. The Wailea Beach Marriott Resort & Spa contributed an additional $5.0 million to depreciation and amortization in 2015. Depreciation and amortization expense generated by the Doubletree Guest Suites Times Square decreased $0.1 million in 2015 as compared to 2014. In addition, BuyEfficient’s depreciation and amortization expense decreased $0.2 million in 2015 as compared to 2014. Our sales of both BuyEfficient and the Doubletree Guest Suites Times Square during 2015 will cause our depreciation and amortization expense to decrease in the future. Depreciation and amortization expense in our existing portfolio increased $4.2 million in 2015 as compared to 2014, which includes the write-off of a total of $0.7 million related to in-place lease intangible liabilities due to the termination of two tenant leases at one of our hotels during 2015. In addition, depreciation and amortization increased due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Depreciation and amortization increased $18.4 million, or 13.4%, in 2014 as compared to 2013. The four 2013-2014 acquired hotels contributed an additional $21.7 million to depreciation and amortization during 2014. Depreciation and amortization expense in our 2013-2014 existing portfolio decreased $3.3 million during 2014 as compared to 2013 primarily due to advanced bookings recorded in conjunction with our purchases of the JW Marriott New Orleans, the Hilton San Diego Bayfront and the Hilton Garden Inn Chicago Downtown/Magnificent Mile that were fully amortized as of

February 2013, April 2013 and December 2013, respectively. In addition the FF&E at some of our hotels was fully depreciated as of the end of 2013. These decreases in expense were partially offset by additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio.

Interest and other income.  Interest and other income totaled $3.9 million in 2015, $3.5 million in 2014 and  $2.8 million in 2013.  In 2015, we recognized $1.6 million in interest income on the Preferred Equity Investment, which we sold in July 2015 (see the discussion regarding “Income from discontinued operations, net of tax”). In 2015, we also recognized  $0.9 million in energy rebates due to energy efficient renovations at our hotels, and $0.4 million in other interest and miscellaneous income. In addition, in 2015, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia. We originally purchased a $5.0 million subordinate note secured by the Twelve Atlantic Station in 2010 for $0.5 million. As we did not consider the expected cash flows from the loan to be reasonably probable and estimable, we accounted for the subordinate note using the cost recovery method until we wrote off the remaining $0.2 million balance to bad debt expense in the fourth quarter of 2012. In June 2014, the subordinate note was restructured into a new $1.125 million 7.0% unsecured note maturing at the earlier of June 2015 or upon disposition of the Twelve Atlantic Station. We continued to account for the note receivable using the cost recovery method as we were uncertain as to its collectability. In May 2015, we received the entire $1.125 million note receivable balance. We reversed $0.2 million in bad debt expense, and recognized a $0.9 million gain which is included in interest and other income.

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

In 2013, we recognized $2.8 million in interest income, including $2.6 million on the Preferred Equity Investment.

Interest expense.  Interest expense is as follows (in thousands):

	2015	2014	2013
Interest expense on debt and capital lease obligations	$63,677	$70,067	$69,806
Gain on derivatives, net	(309)	(529)	(525)
Amortization and write-off of deferred financing fees	3,148	2,777	2,955
Accretion of Senior Notes	—	—	3
Total interest expense	$66,516	$72,315	$72,239

Interest expense decreased $5.8 million, or 8.0%, in 2015 as compared to 2014. The decrease in interest expense in 2015 as compared to 2014 is due to a decrease in expense on our debt and capital lease obligations ($6.4 million),  resulting from lower balances due to monthly amortization, loan repayments during 2015, and lower interest rates from both 2015 and 2014 debt transactions. Partially offsetting the decrease in interest expense caused by our debt and capital lease obligations, interest expense increased in 2015 as compared by 2014 due to a decrease in the gain we recorded on our interest rate derivative agreements ($0.2 million), combined with an increase in amortization and write-off of deferred financing fees ($0.4 million).

Interest expense increased $0.1 million, or 0.1%, in 2014 as compared to 2013. The increase in interest expense in 2014 as compared to 2013 is due to an increase in expense on our debt and capital lease obligations ($0.3 million), partially offset by a decrease in amortization of deferred financing fees ($0.2 million).

For a discussion regarding our 2015, 2014 and 2013 debt transactions, see the discussion included in “Liquidity and Capital Resources—Debt.”

Our weighted average interest rate per annum on debt included in our continuing operations, including our variable-rate debt obligations, was approximately 4.45% at December 31, 2015, 4.50% at December 31, 2014, and 4.86% at December 31, 2013. At December 31, 2015, 2014 and 2013, approximately 79.5%, 71.6%  and 70.7%, respectively, of the outstanding notes payable included in our continuing operations had fixed interest rates.

Loss on extinguishment of debt.  Loss on extinguishment of debt totaled $3.0 million in 2015, $4.6 million in 2014 and  $44,000 in 2013.  During 2015, we recognized a loss on extinguishment of debt of $2.9 million related to our repayment of debt secured by the Doubletree Guest Suites Times Square, and a total of $0.1 million related to our repayments of debt secured by six of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; the Marriott Tysons Corner; the Renaissance Harborplace; and the Hilton North Houston.

In conjunction with our 2014 financing transactions regarding the debt secured by the Hilton San Diego Bayfront, the JW Marriott New Orleans and the Embassy Suites La Jolla, we expensed the unamortized balances of the lenders’ deferred financing fees in accordance with the Debt Topic of the FASB ASC, resulting in losses on the extinguishment of these debts totaling $0.6 million. In addition, we paid a premium of $4.0 million to extinguish the debt secured by the Embassy Suites La Jolla, which is also included in loss on extinguishment of debt.

During 2013, we recognized a loss of $44,000 due to the repurchase and redemption of the remaining $58.0 million aggregate principal amount of the Senior Notes.

Gain on sale of assets. Gain on sale of assets totaled $226.2 million in 2015, and zero for both 2014 and 2013. During 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a net gain on the sale of $11.7 million. In addition, during 2015, we sold our interests in the Doubletree Guest Suites Times Square for net proceeds of $522.7 million, and recognized a net gain of $214.5 million. Neither of these sales represented a  strategic shift that had a major impact on our business plan or our primary markets; therefore, neither sale qualified as a discontinued operation.

Income tax provision. Income tax provision totaled $1.4 million in 2015,  $0.2 million in 2014 and  $8.1 million in 2013.  We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During 2015, we recognized combined federal and state income tax expense of $0.7 million related to our sale of BuyEfficient. In addition, we recognized $0.7 million based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities.

During 2014, we recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit ($0.6 million), partially offset by a 2014 projected tax provision net of operating loss carryforwards ($0.8 million) for our taxable entities.

During 2013, we recognized income tax expense of $4.7 million as a result of Internal Revenue Service (“IRS”) audits of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. We recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of our uncertain tax positions related to the year ended December 31, 2012, and as a result of our resolution of outstanding issues with the IRS. During 2013, we recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from our use of net operating loss carryforwards, as well as state income tax where our use of net operating loss carryforwards was either limited or unavailable.

Income from discontinued operations, net of tax. As described under “Investing Activities—Dispositions” and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, income from discontinued operations, net of tax included the results of operations, along with the net gains on sales, loss on extinguishment of debt, income tax provision and other adjustments recognized for the following properties:

Hotels and Other Assets	Rooms	Disposition Date
2015
None
2014
None
2013
Kahler Grand, Minnesota	660	January 25, 2013
Kahler Inn & Suites, Minnesota	271	January 25, 2013
Marriott Rochester, Minnesota	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota	89	January 25, 2013
Textile Care Services Rochester, Minnesota	—	January 25, 2013
Total rooms	1,222

Income from discontinued operations, net of tax for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Operating revenues	$—	$—	$3,690
Operating expenses	—	(350)	(3,686)
Interest expense	—	—	(99)
Loss on extinguishment of debt	—	—	(3,115)
Income tax provision	(105)	—	—
Gain on sale of hotels and other assets, net	16,000	5,199	51,620
Income from discontinued operations, net of tax	$15,895	$4,849	$48,410

Income from discontinued operations, net of tax for the year ended December 31, 2015 includes adjustments related to our 2013 sale of the Rochester Portfolio. In July 2015, we sold our Preferred Equity Investment and settled our $3.7 million working capital loan provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on our balance sheet. Accordingly, we recorded a $16.0 million gain on sale during 2015, along with related income tax expense of $0.1 million.

Income from discontinued operations for the year ended December 31, 2014 includes two adjustments also related to our 2013 sale of the Rochester Portfolio, as well as an adjustment related to six hotels sold during 2004 through 2013. The first Rochester Portfolio adjustment relates to our retention of a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the gain we recognized in 2013 on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the year ended December 31, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

The second Rochester Portfolio adjustment related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million in 2013 when we sold the Rochester Portfolio related to these potential future costs. During 2014, we determined that our total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, we accrued an additional $1.8 million during 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the year ended December 31, 2014. During 2014, we paid $1.3 million of the liability, bringing the accrued balance for this contingency to $0.8 million as of December 31, 2014. As of December 31, 2015, we have paid all amounts due related to this contingency.

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

Income from consolidated joint ventures attributable to noncontrolling interests.  Income from consolidated joint ventures attributable to noncontrolling interests totaled $8.2 million in 2015, $6.7 million in 2014 and $4.0 million in 2013. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2015, 2014 and 2013 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $8.1 million, $6.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, income from consolidated joint ventures attributable to noncontrolling interests includes a nominal amount of preferred dividends earned by preferred investors in the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

Preferred stock dividends and redemption charges.  Preferred stock dividends totaled $9.2 million for both of the years ended December 31, 2015 and 2014, and $19.0 million for the year ended December 31, 2013. During both 2015 and 2014, we recognized $9.2 million of preferred stock dividends related to our Series D preferred stock.

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

Investing Activities

Acquisitions. During 2013,  2014 and 2015, we made several hotel acquisitions as detailed below:

Hotels	Rooms	Acquisition Date
2015
None
2014
Wailea Beach Marriott Resort & Spa, Hawaii (1)	544	July 17, 2014
2013
Hilton New Orleans St. Charles, Louisiana	250	May 1, 2013
Boston Park Plaza, Massachusetts (1)	1,053	July 2, 2013
Hyatt Regency San Francisco, California (1)	802	December 2, 2013
Total rooms	2,649

(1)

Subsequent to these acquisitions, we temporarily removed three rooms from the Wailea Beach Marriott Resort & Spa and then added two rooms back, leaving 543 rooms available to sell. In addition, we added rooms as follows:  one at the Boston Park Plaza, increasing the room count to 1,054; and two at the Hyatt Regency San Francisco, increasing the room count to 804.

The total gross purchase price for these four hotel acquisitions was approximately $901.9 million, including shares of our common stock valued at $60.0 million for accounting purposes, or $340,000 per room. Each of these acquisitions is discussed below.

In July 2014, we purchased the 544-room Wailea Beach Marriott Resort & Spa for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of our common stock issued directly to the seller. The acquisition was funded with proceeds received from our June 2014 common stock offering, and 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share).

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

In July 2013, we purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by our January 2013 sale of the Rochester Portfolio, the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The mortgage we assumed in conjunction with our purchase of the Boston Park Plaza bears interest at a fixed rate of 4.4%, and was scheduled to mature in February 2018. We repaid this mortgage in February 2016.

In December 2013, we purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by our November 2013 issuance of common stock.

In addition to the above noted hotels, in June 2014, we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of our common stock in connection with equity distribution agreements entered into in February 2014, combined with cash on hand. Prior to our acquisition, the land was leased to us by a third party.

While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from strategic sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square. However, in light of our current financial objectives, we expect to fund any near term acquisitions with a greater proportion of equity capital than debt capital.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. The following table sets forth the hotels we have sold since January 1, 2013:

Hotels	Rooms	Disposition Date
2015
Doubletree Guest Suites Times Square	468	December 18, 2015
2014
None
2013
Kahler Grand, Minnesota (1)	660	January 25, 2013
Kahler Inn & Suites, Minnesota (1)	271	January 25, 2013
Marriott Rochester, Minnesota (1)	202	January 25, 2013
Residence Inn by Marriott Rochester, Minnesota (1)	89	January 25, 2013
Total rooms	1,690

(1)	The 2013 portfolio sale of the Rochester Hotels also included a commercial laundry facility in Rochester, Minnesota.

The aggregate gross sale price for these five hotels was $750.0 million, or $444,000 per room.

The sale of the Doubletree Guest Suites Times Square did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation. The results of operations of all of the properties sold in 2013, along with the net gains on disposition, extinguishments of debt, income tax provision and other adjustments are included in discontinued operations for all periods presented. The cash proceeds from the sales are included in our cash flows from investing activities for the respective periods. Each of these dispositions is discussed below.

In December 2015, one of our subsidiaries sold 100% of its membership interests in Times Square Hotel Sub, LLC, the indirect holder of 100% of the leasehold interests through which the Doubletree Guest Suites Times Square located in New York City, New York, is operated. We received net proceeds of $522.7 million, and recognized a net gain on the sale of $214.5 million. Concurrent with the sale, we wrote off $83.9 million of net intangible assets, which reduced our gain on the sale. In addition, we repaid the remaining $175.0 million balance of the mortgage secured by the hotel, incurred a prepayment penalty of $1.2 million, and wrote off $1.7 million in related deferred financing fees.

In January 2013, we sold the Rochester Portfolio to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate our tax-deferred exchanges for the Hilton New Orleans St. Charles and the Boston Park Plaza. We recognized a net gain on the sale of $51.6 million. In addition, we retained a $25.0 million Preferred Equity Investment in the Rochester Hotels that yielded an 11% dividend, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a $28.7 million deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid.

In July 2015, we sold the Preferred Equity Investment and settled the working capital loan for an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Subtopic of the FASB ASC, we recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

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

The following table summarizes our portfolio and room data from January 1, 2013 through December 31, 2015, adjusted for the hotels acquired and sold during the respective periods.

	2015	2014	2013
Portfolio Data—Hotels
Number of hotels—beginning of period	30	29	30
Add: Acquisitions	—	1	3
Less: Dispositions	(1)	—	(4)
Number of hotels—end of period	29	30	29

	2015	2014	2013
Portfolio Data—Rooms
Number of rooms—beginning of period	14,303	13,744	12,854
Add: Acquisitions	—	544	2,105
Add: Room expansions, net	10	15	7
Less: Dispositions	(468)	—	(1,222)
Number of rooms—end of period	13,845	14,303	13,744
Average rooms per hotel—end of period	477	477	474

In addition to the above noted dispositions, in September 2015, we sold BuyEfficient for net proceeds of $26.4 million. We recognized a net gain on the sale of $11.7 million.

Renovations. We invested $164.2 million, $126.0 million and $117.7 million in capital improvements to our hotel portfolio during the years ended December 31, 2015, 2014 and 2013, respectively. Consistent with our strategy, during 2015, 2014 and 2013, we undertook major renovations, repositionings and ordinary course rooms and public space renovations. During 2015, our most significant renovations occurred at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. During 2014, our most significant major renovations, repositionings and ordinary course rooms and public space renovations, occurred at the Boston Park Plaza and the Hyatt Regency San Francisco. During 2013, four of our hotels were undergoing major renovations or repositionings: the Hilton Times Square; the Hyatt Chicago Magnificent Mile; the Hyatt Regency Newport Beach; and the Renaissance Westchester. As a result of our major renovations and repositionings, we incurred revenue disruption of approximately $2.9 million in 2015, $3.0 million in 2014 and $7.7 million in 2013, all of which was in line with our expectations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales and redemptions of hotels and other assets, as well as proceeds from our credit facility, term loan agreement and common stock offerings. Our primary uses of cash were for capital expenditures for hotels, acquisitions of hotels and other assets, operating expenses, repayment of notes payable and our credit facility, repurchases of our preferred stock, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $300.1 million for 2015, compared to $278.6 million for 2014, and $171.1 million for 2013.  The net increases to cash provided by operating activities  were primarily due to additional cash generated by the four 2013-2014 acquired hotels, combined with an increase in cash generated by our recently renovated hotels. The increases in net cash provided by operating activities were partially offset by decreased cash generated by hotels undergoing major renovations during 2015, 2014 and 2013.

Investing activities.  Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by or used in investing activities in 2015,  2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Proceeds from sales of hotel properties and other assets	$565,115	$110	$195,628
Proceeds from redemption of note receivable	1,125	—	—
Restricted cash — replacement reserve	(2,642)	(4,311)	1,272
Acquisitions of hotel properties and other real estate	—	(276,558)	(450,544)
Renovations and additions to hotel properties and other assets	(164,232)	(125,975)	(117,694)
Payment for interest rate derivatives	(13)	—	(12)
Net cash provided by (used in) investing activities	$399,353	$(406,734)	$(371,350)

Net cash provided by investing activities was $399.4 million in 2015,  as compared to net cash used of $406.7 million in 2014 and  $371.4 million in 2013.  During 2015, we received a total of $565.1 million in proceeds from the following sales: the Doubletree Guest Suites Times Square ($522.7 million); BuyEfficient ($26.4 million); the Preferred Equity Investment combined with the settlement of a working capital loan provided to the buyer of the Rochester Portfolio ($16.0 million); and $0.1 million from the sale of surplus FF&E. In addition, we received $1.1 million from the redemption of an unsecured note receivable. These cash inflows were partially offset as we increased the balance of our restricted cash replacement reserve accounts by $2.6 million, paid $164.2 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During 2014, we paid cash of $265.6 million to acquire the Wailea Beach Marriott Resort & Spa, and cash of $11.0 million to acquire the land underlying the Fairmont Newport Beach for a total of $276.6 million. We also paid $126.0 million for renovations and additions to our portfolio, and increased the balance in our restricted cash replacement reserve accounts by $4.3 million. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E.

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

Financing activities.  Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in or provided by financing activities in 2015,  2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Redemptions of preferred stock	$—	$—	$(276,250)
Proceeds from common stock offerings	—	284,390	566,451
Payment of common stock offering costs	—	(1,000)	(691)
Proceeds from notes payable and credit facility	123,000	178,250	35,750
Payments on notes payable and credit facility	(450,812)	(153,033)	(141,527)
Payments for costs related to extinguishment of notes payable	(1,245)	(4,051)	(3,108)
Payments of deferred financing costs	(5,861)	(2,346)	(243)
Dividends paid	(77,544)	(47,850)	(27,524)
Distributions to noncontrolling interests	(9,981)	(8,488)	(5,481)
Net cash (used in) provided by financing activities	$(422,443)	$245,872	$147,377

Net cash used in financing activities was $422.4 million in 2015, as compared to net cash provided of  $245.9 million in 2014, and $147.4 million in 2013.  During 2015, we paid  $450.8 million in principal payments on our notes payable and credit facility, including: $99.1 million in total to repay four loans each separately secured by either the Marriott Philadelphia, the Marriott Park City, the Marriott Houston or the Marriott Tysons Corner; $85.9 million to repay the loan secured by the Renaissance Harborplace; $30.7 million to repay the loan secured by the Hilton North Houston; $175.0 million to repay the loan secured by the Doubletree Guest Suites Times Square; $38.0 million to repay a draw on our credit facility; and $22.1 million in principal payments on our notes payable. In addition, during 2015 we paid a total of $1.2 million in fees upon our repayment of the loans noted above, and $5.9 million in deferred financing costs related to our new $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the two new unsecured term loan agreements entered into in September 2015 and December 2015, and the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. We also paid $77.5 million in dividends to our common and preferred stockholders, and $10.0 million in distributions to the noncontrolling interests in our hotels. These cash outflows were slightly offset by a total of $123.0 million in proceeds from debt obligations, including $85.0 million received from an unsecured term loan and $38.0 million received from our credit facility.

Net cash provided by financing activities during 2014 consisted of $283.4 million in net proceeds received from our issuance of common stock, and $178.3 million in proceeds received from notes payable and our credit facility, including $90.0 million from a new loan secured by the JW Marriott New Orleans, $65.0 million from a new loan secured by the Embassy Suites La Jolla and $23.3 million from short-term borrowings on our credit facility. These cash inflows were partially offset by $153.0 million in principal payments on our notes payable and credit facility, including: $38.9 million to repay the old loan secured by the JW Marriott New Orleans; $67.1 million to extinguish the old loan secured by the Embassy Suites La Jolla; $23.3 million to repay draws on our credit facility; and $23.7 million of principal payments on our notes payable. In addition, we paid a total of $4.1 million in fees to extinguish the old Embassy Suites La Jolla debt as well as debt related to one of the lenders who chose not to participate in the amended mortgage secured by the Hilton San Diego Bayfront. We also paid $2.3 million in deferred financing costs related to the new loans secured by the JW Marriott New Orleans and the Embassy Suites La Jolla, along with the three lenders who are participating in the amended mortgage secured by the Hilton San Diego Bayfront. Finally, we paid $47.9 million in dividends to our preferred and common stockholders, and $8.5 million in distributions to the noncontrolling interests in our hotels.

Net cash provided by financing activities during 2013 consisted of $565.8 million in net proceeds received from our issuance of common stock and $35.8 million in proceeds received from our credit facility, partially offset by the following cash outflows: a total of $276.3 million paid to redeem all of our Series A and Series C preferred stock; $141.5 million in principal payments on our notes payable and credit facility, including $58.0 million to repurchase our Senior Notes, $26.7 million to extinguish the existing mortgage on the Kahler Grand, $0.4 million to prepay the existing mortgage on the commercial laundry facility included in the Rochester Portfolio, $35.8 million to repay draws on our credit facility and $20.6 million of principal payments on our notes payable; $3.1 million in costs incurred on our repurchase of the Senior Notes, our extinguishment of the Kahler Grand mortgage and our repayment of the commercial laundry mortgage; $27.5 million in common and preferred dividends to our stockholders; $5.5 million in distributions to the noncontrolling interests in our hotels; and $0.2 million in deferred financing costs paid in connection with our purchase of the interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront and on our assumption of the Boston Park Plaza loan.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common and/or preferred stock and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity, and continued balance sheet strength.  Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity, provided that our stock price is at an attractive level, or by proceeds received from strategic sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, in order to selectively grow the quality and scale of our portfolio. To that end, we used a portion of the proceeds we received from our February 2013 common stock offering to fund our acquisitions of both the Hilton New Orleans St. Charles in May 2013 and the Boston Park Plaza in July 2013, and we used a portion of the proceeds we received from our November 2013 common stock offering to fund our acquisition of the Hyatt Regency San Francisco in December 2013. In 2014, we used a portion of the proceeds we received from our June 2014 common stock offering, along with common stock issued directly to the seller, to fund our July 2014 acquisition of the Wailea Beach Marriott Resort & Spa.  Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the equity distribution agreements we entered into in February 2014. Under the terms of the agreements, we may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through 2015, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the agreements, leaving $128.4 million available for sale under the Agreements.  However, when needed, the capital markets may not be available to us on favorable terms or at all.

We believe that our current cash balance, our cash flow from operations, our access to capital markets and our unencumbered properties will provide us with sufficient liquidity to meet our current operating expenses and other expenses directly associated with our business (including payment of cash dividends on our common stock, if declared) for the foreseeable future, and in any event for at least the next 12 months.

Debt. As of December 31, 2015, we had $1.1 billion of consolidated debt, $575.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of December 31, 2015,  is approximately 4 years, and 79.5% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.95%. Including our variable-rate debt obligations based on the variable rates at December 31, 2015, the weighted average interest rate on this debt is 4.45%.

As of December 31, 2015, all of our outstanding debt had fixed interest rates, except the $225.4 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement. The original interest rate cap agreement on the Hilton San Diego Bayfront mortgage matured in April 2015, and capped the LIBOR rate at 3.75%. In April 2015, we entered into a new interest rate cap agreement on the Hilton San Diego Bayfront mortgage, which caps the interest rate at 4.25% and matures in May 2017. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2015, we have an unsecured corporate-level term loan. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our debt transactions for the years ended December 31, 2015, 2014 and 2013 are discussed below.

In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The initial term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. As of December 31, 2015, we have no outstanding amounts due under our credit facility.

In May 2015, we repaid $99.1 million of debt secured by four of our hotels: the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner.

In October 2015, we drew down $85.0 million in funds available from a term loan supplement agreement under our credit facility and used the proceeds, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace. Interest on the term loan is based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a swap agreement effective October 29, 2015, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.391%.

In December 2015, we repaid the $30.7 million loan secured by the Hilton North Houston, which loan was scheduled to mature in March 2016.

Additionally, in December 2015, we entered into a term loan agreement, which provided us with a six month period within which we had the option to borrow up to $100.0 million. In January 2016, we drew the available funds of $100.0 million, and used the proceeds in February 2016, combined with cash on hand, to repay the loan secured by the Boston Park Plaza, which had a balance of $114.2 million as of December 31, 2015. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a forward swap agreement that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.653%.

Finally, in December 2015, we repaid the remaining $175.0 million balance of the loan secured by the Doubletree Guest Suites Times Square concurrent with the sale of the hotel. We incurred a $1.2 million prepayment penalty upon the loan’s repayment, and wrote off $1.7 million in deferred financing fees, both of which are included in loss on extinguishment of debt on our consolidated statements of operations.

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

We may in the future seek to obtain mortgages on one or all of our 20 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our new credit facility entered into in April 2015. Our 20 unencumbered hotels include Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hilton North Houston, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Houston, Marriott Park City, Marriott Philadelphia, Marriott Quincy, Marriott Portland, Marriott Tysons Corner, Wailea Beach Marriott Resort & Spa,  Renaissance Harborplace, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. After our repayment of the loan secured by the Boston Park Plaza in February 2016, we will have 21 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Cash Balance. As of December 31, 2015, our unrestricted cash balance was $499.1 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically our 2016 remaining debt maturities, partially with our cash on hand.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2015 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$1,101,480	$86,840	$375,735	$308,017	$330,888
Interest obligations on notes payable (2)	185,890	47,890	64,408	43,027	30,565
Capital lease obligations	15,576	1	2	2	15,571
Interest obligations on capital leases	99,449	1,402	2,804	2,804	92,439
Operating lease obligations	379,722	7,273	20,515	20,221	331,713
Construction commitments	79,612	79,612	—	—	—
Employment obligations	706	706	—	—	—
Total	$1,862,435	$223,724	$463,464	$374,071	$801,176

(1)	Notes payable does not include the $100.0 million unsecured term loan entered into in January 2016, which is due in full in January 2023.
(2)	Interest on our variable-rate debt obligation is calculated based on the variable rate at December 31, 2015, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $164.2 million in our portfolio during 2015. As of December 31, 2015, we have contractual construction commitments totaling $79.6 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2015,  our balance sheet includes restricted cash of $52.8 million which was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Off-Balance Sheet Arrangements

During 2015, our only off-balance sheet arrangement consisted of our ownership interest in the Preferred Equity Investment, which was sold in July 2015. For further discussion of the Preferred Equity Investment and its effect on our financial condition, results of operations and cash flows, see Note 4 to the consolidated financial statements. We do not currently have any material off-balance sheet arrangements.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. The Comparable Portfolio’s first quarter 2013 and full year 2013 revenues were also impacted by the 13-fiscal period accounting calendar previously used by Marriott. In 2013, Marriott converted its reporting calendar from a 13-period basis to a standard 12-month basis. However, due to the timing of Marriott’s fiscal 2012 year-end of December 28, 2012, Marriott’s fiscal 2013 includes three additional days, December 29, 2012 through December 31, 2012. Revenues for our 29 hotel Comparable Portfolio by quarter for 2013,  2014 and 2015 were as follows (dollars in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2013
Total revenues	$194,921	$234,638	$250,370	$243,895	$923,824
Prior ownership revenues (1)	49,900	59,653	36,271	30,706	176,530
Sold hotel revenues (2)	(13,106)	(17,958)	(18,125)	(20,108)	(69,297)
Non-hotel revenues (3)	(1,488)	(1,688)	(1,783)	(1,677)	(6,636)
Total Comparable Portfolio revenues (4)	$230,227	$274,645	$266,733	$252,816	$1,024,421
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.5%	26.8%	26.0%	24.7%	100%

2014
Total revenues	$243,483	$300,852	$307,783	$289,880	$1,141,998
Prior ownership revenues (1)	17,415	13,469	2,485	—	33,369
Sold hotel revenues (2)	(12,468)	(17,907)	(18,529)	(20,509)	(69,413)
Non-hotel revenues (3)	(1,621)	(1,852)	(1,904)	(1,797)	(7,174)
Total Comparable Portfolio revenues (4)	$246,809	$294,562	$289,835	$267,574	$1,098,780
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.5%	26.8%	26.4%	24.3%	100%

2015
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Sold hotel revenues (2)	(12,125)	(17,696)	(19,097)	(15,653)	(64,571)
Non-hotel revenues (3)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (4)	$270,163	$319,527	$303,422	$283,675	$1,176,787
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.0%	27.1%	25.8%	24.1%	100%

(1)

Prior ownership revenues include those generated by the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa before we acquired the hotels in 2013 and 2014. We obtained this information from each hotel’s previous owner during our due diligence periods before our acquisitions of each hotel.

(2)	Sold hotel revenues include those generated by the Doubletree Guest Suites Times Square, which we sold in December 2015.
(3)

Non-hotel revenues include those earned by BuyEfficient before its sale in September 2015, as well as the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa.

(4)	Total Comparable Portfolio revenues include those generated during our ownership and prior ownership, as applicable, for all 29 hotels in which we had interests as of December 31, 2015.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2013 and 2014, we used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed in our purchases of the Hilton New Orleans St. Charles, the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 will become effective during the first quarter of 2016, and will require a modified retrospective approach, with early adoption permitted. We do not expect our adoption of ASU No. 2015-02 to have an effect on our financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the way that debt issuance costs are presented on the balance sheet. Current guidance requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred, and present those amounts separately as deferred charges. ASU No. 2015-03 changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU No. 2015-03 will become effective during the first quarter of 2016, and will require a retrospective approach to all prior periods presented in the financial statements, with early adoption permitted. In the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU No. 2015-15”). ASU No. 2015-15 clarifies the presentation of debt issuance costs related to line of credit arrangements by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU No. 2015-15 became effective upon its issuance in June 2015. We adopted ASU No. 2015-03 on December 31, 2015, and reclassed $4.9 million from our deferred financing fees asset to our notes payable. In addition, as ASU No. 2015-03 requires a retrospective approach, we also reclassed debt issuance costs of $7.5 million from our deferred financing fees asset to our notes payable as of December 31, 2014. The debt issuance costs related to our line of credit and undrawn unsecured term loan will continue to be an asset on our balance sheets; however the debt issuance costs related to the undrawn unsecured term loan will be reclassed to notes payable during the first quarter of 2016 once amounts are drawn.

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

As of December 31, 2015,  79.5% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.1 million based on the variable rate at December 31, 2015.  After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings by $1.6 million based on the variable rate at December 31, 2015.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 71, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Sunstone Hotel Investors, Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2016

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2015:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average		Incentive Plan
	be issued upon exercise	exercise price of		(excluding securities
	of outstanding awards	outstanding awards		reflected in column a)
	(a)	(b)		(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	6,191,380

(1)	The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2015.

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

10.1	Form of Master Agreement with Management Company (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.2	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

10.3	Management Agreement Amendment dated as of July 1, 2005 (incorporated by reference to Exhibit 10.10.1 to Form 10-K, filed by the Company on February 15, 2006).

10.3.1	Management Agreement Amendment dated as of January 1, 2006 (incorporated by reference to Exhibit 10.3.2 to Form 10-K, filed by the Company on February 12, 2009).

10.3.2	Management Agreement Letter Amendment dated as of June 1, 2006 (incorporated by reference to Exhibit 10.3.3 to Form 10-K, filed by the Company on February 23, 2010).

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

10.6	Sunstone Hotel Investors, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 5, 2008).

10.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to Form 10-K filed by the Company on February 19, 2015).

10.8	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.8 to Form 10-K filed by the Company on February 19, 2015).

10.9	Form of TRS Lease (incorporated by reference to Exhibit 10.9 to Form 10-K filed by the Company on February 19, 2015).

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

10.12	Second Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 10 to Form 8-K filed by the Company on July 17, 2005).

10.12.1	Third Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on April 6, 2011).

10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012).

10.14

Employment Agreement (including the Indemnification Agreement), dated as of August 4, 2010, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on August 6, 2010).

10.14.1

Amendment No.1 to Employment Agreement dated as of October 28, 2015, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by the Company on November 3, 2015).

10.15

Employment Agreement (including the Indemnification Agreement), dated as of February 14, 2011, by and between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John Arabia (incorporated by reference to Exhibit 10.18 to Form 10-K filed by the Company on February 17, 2011).

10.15.1

Amendment No. 1 to Employment Agreement, dated November 8, 2013, between Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, and John V. Arabia (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 12, 2013).

10.15.2

Amendment No. 2 to Employment Agreement dated as of October 28, 2015, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on November 3, 2015).

10.16	Employment Offer Letter to Robert Springer, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on May 6, 2011).

10.16.1

Termination and Change in Control Agreement, dated as of April 14, 2011, between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 6, 2011).

10.16.2

Amendment No. 1 to Termination and Change in Control Agreement dated October 28, 2015, between Sunstone Hotel Investors, Inc. and Robert C. Springer (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by the Company on November 3, 2015).

10.17

Amendment No. 2 to Change in Control Agreement dated as of October 28, 2015, between Sunstone Hotel Investors, Inc. and Bryan A. Giglia (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on November 3, 2015).

10.18

Loan Agreement, dated as of April 15, 2011, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, Aareal Capital Corporation as Agent for the Lenders, and Aareal Capital Corporation as Lender (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 6, 2011).

10.18.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A. as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 4, 2014).

10.19

Credit Agreement, dated April 2, 2015, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., JPMORGAN Chase Bank, N.A. and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 2, 2015).

10.19.1

Term Loan Supplement Agreement, dated September 3, 2015, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 3, 2015).

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

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015,  2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015,  2014 and 2013; (iv) the Consolidated Statements of Equity for the years ended December 31, 2015,  2014 and 2013 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015,  2014 and 2013; and (vi) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2016	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 23, 2016
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 23, 2016
John V. Arabia	(Principal Executive Officer)

/S/ ANDREW BATINOVICH	Director	February 23, 2016
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 23, 2016
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 23, 2016
Thomas A. Lewis, Jr.

/S/ KEITH M. LOCKER	Director	February 23, 2016
Keith M. Locker

/S/ KEITH P. RUSSELL	Director	February 23, 2016
Keith P. Russell

/S/ LEWIS N. WOLFF	Director	February 23, 2016
Lewis N. Wolff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of discontinued operations in 2014 as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360),  “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2016

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$499,067	$222,096
Restricted cash	76,180	82,074
Accounts receivable, net	32,024	34,227
Inventories	1,395	1,439
Prepaid expenses	10,879	14,909
Total current assets	619,545	354,745
Investment in hotel properties, net	3,229,010	3,538,129
Deferred financing fees, net	4,310	653
Goodwill	990	9,405
Other assets, net	9,396	14,485
Total assets	$3,863,251	$3,917,417

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,193	$32,577
Accrued payroll and employee benefits	28,023	31,919
Dividends payable	265,124	76,694
Other current liabilities	41,877	36,466
Current portion of notes payable, net	85,776	119,607
Total current liabilities	450,993	297,263
Notes payable, less current portion, net	1,010,819	1,302,137
Capital lease obligations, less current portion	15,575	15,576
Other liabilities	34,744	33,607
Total liabilities	1,512,131	1,648,583
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2015 and 2014, stated at liquidation preference of $25.00 per share	115,000	115,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 207,604,391 shares issued and outstanding at December 31, 2015 and 204,766,718 shares issued and outstanding at December 31, 2014	2,076	2,048
Additional paid in capital	2,458,735	2,418,567
Retained earnings	652,858	305,503
Cumulative dividends	(927,868)	(624,545)
Total stockholders’ equity	2,300,801	2,216,573
Noncontrolling interests in consolidated joint ventures	50,319	52,261
Total equity	2,351,120	2,268,834
Total liabilities and equity	$3,863,251	$3,917,417

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
REVENUES
Room	$874,117	$811,709	$653,955
Food and beverage	293,892	259,358	213,346
Other operating	81,171	70,931	56,523
Total revenues	1,249,180	1,141,998	923,824
OPERATING EXPENSES
Room	224,035	214,899	170,361
Food and beverage	204,932	180,053	147,713
Other operating	21,335	21,012	16,819
Advertising and promotion	61,892	54,992	47,306
Repairs and maintenance	46,557	45,901	35,884
Utilities	34,543	34,141	27,006
Franchise costs	40,096	38,271	32,932
Property tax, ground lease and insurance	94,967	84,665	79,004
Property general and administrative	142,332	126,737	103,454
Corporate overhead	33,339	28,739	26,671
Depreciation and amortization	164,716	155,845	137,476
Total operating expenses	1,068,744	985,255	824,626
Operating income	180,436	156,743	99,198
Interest and other income	3,885	3,479	2,821
Interest expense	(66,516)	(72,315)	(72,239)
Loss on extinguishment of debt	(2,964)	(4,638)	(44)
Gain on sale of assets	226,217	—	—
Income before income taxes and discontinued operations	341,058	83,269	29,736
Income tax provision	(1,434)	(179)	(8,145)
Income from continuing operations	339,624	83,090	21,591
Income from discontinued operations, net of tax	15,895	4,849	48,410
NET INCOME	355,519	87,939	70,001
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)
Preferred stock dividends and redemption charges	(9,200)	(9,200)	(19,013)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$338,155	$72,031	$46,943

Basic and diluted per share amounts:
Income (loss) from continuing operations attributable to common stockholders	$1.54	$0.34	$(0.01)
Income from discontinued operations, net of tax	0.08	0.03	0.30
Basic and diluted income attributable to common stockholders per common share	$1.62	$0.37	$0.29

Basic and diluted weighted average common shares outstanding	207,350	192,674	161,784

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Net income	$355,519	$87,939	$70,001
Reclassification to income from discontinued operations	—	—	5,335
Comprehensive income	355,519	87,939	75,336

Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)
Preferred stock dividends and redemption charges	(9,200)	(9,200)	(19,013)
Comprehensive income attributable to common stockholders	$338,155	$72,031	$52,278

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock									Accumulated	Noncontrolling
	Series A		Series D		Common Stock		Additional			Other	Interests in
	Number of		Number of		Number of		Paid in	Retained	Cumulative	Comprehensive	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Loss	Joint Ventures	Total
Balance at December 31, 2012	7,050,000	$176,250	4,600,000	$115,000	135,237,438	$1,352	$1,493,397	$158,252	$(475,144)	$(5,335)	$55,541	$1,519,313
Net proceeds from sale of common stock	—	—	—	—	45,300,000	453	565,307	—	—	—	—	565,760
Vesting of restricted common stock	—	—	—	—	321,261	4	5,247	—	—	—	—	5,251
Redemptions of Series A and Series C preferred stock	(7,050,000)	(176,250)	—	—	—	—	4,770	—	(4,770)	—	—	(176,250)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,481)	(5,481)
Common stock dividends and dividends payable at $0.10 per share	—	—	—	—	—	—	—	—	(17,287)	—	—	(17,287)
Series A preferred dividends at $0.50 per share through redemption date	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Series C preferred dividends at $0.786 per share through redemption date	—	—	—	—	—	—	—	—	(2,693)	—	—	(2,693)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	(9,200)	—	—	(9,200)
Net income	—	—	—	—	—	—	—	65,988	—	—	4,013	70,001
Pension liability reclassification	—	—	—	—	—	—	—	—	—	5,335	—	5,335

								Noncontrolling
	Series D Preferred Stock		Common Stock		Additional			Interests in
	Number of		Number of		Paid in	Retained	Cumulative	Consolidated
	Shares	Amount	Shares	Amount	Capital	Earnings	Dividends	Joint Ventures	Total
Balance at December 31, 2013	4,600,000	$115,000	180,858,699	$1,809	$2,068,721	$224,240	$(511,444)	$54,073	$1,952,399
Net proceeds from sale of common stock	—	—	19,352,703	194	283,262	—	—	—	283,456
Issuance of common stock in connection with hotel acquisition, net	—	—	4,034,970	40	59,894	—	—	—	59,934
Vesting of restricted common stock	—	—	520,346	5	6,690	—	—	—	6,695
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,488)	(8,488)
Common stock dividends and dividends payable at $0.51 per share	—	—	—	—	—	—	(103,901)	—	(103,901)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	(9,200)	—	(9,200)
Net income	—	—	—	—	—	81,263	—	6,676	87,939
Balance at December 31, 2014	4,600,000	115,000	204,766,718	2,048	2,418,567	305,503	(624,545)	52,261	2,268,834
Vesting of restricted common stock	—	—	710,108	7	2,840	—	—	—	2,847
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,981)	(9,981)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(125)	(125)
Issuance of common stock dividends declared in 2014 at $0.36 per share	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock dividends and dividends payable at $1.41 per share	—	—	—	—	—	—	(294,123)	—	(294,123)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	(9,200)	—	(9,200)
Net income	—	—	—	—	—	347,355	—	8,164	355,519
Balance at December 31, 2015	4,600,000	$115,000	207,604,391	$2,076	$2,458,735	$652,858	$(927,868)	$50,319	$2,351,120

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$355,519	$87,939	$70,001
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	238	368	294
Gain on sale of assets, net	(242,234)	(5,292)	(51,632)
Loss on extinguishment of debt	2,964	4,638	3,159
Gain on redemption of note receivable	(939)	—	—
Gain on derivatives, net	(309)	(529)	(525)
Depreciation	160,405	152,581	131,793
Amortization of franchise fees and other intangibles	6,479	7,543	10,115
Amortization and write-off of deferred financing fees	3,148	2,777	2,957
Amortization of loan discounts	—	—	3
Amortization of deferred stock compensation	6,536	6,221	4,858
Changes in operating assets and liabilities:
Restricted cash	8,536	11,543	(11,688)
Accounts receivable	1,775	(1,532)	1,740
Inventories	44	100	1,524
Prepaid expenses and other assets	1,445	3,121	2,724
Accounts payable and other liabilities	4,619	7,273	7,001
Accrued payroll and employee benefits	(8,165)	1,844	(1,637)
Discontinued operations	—	—	432
Net cash provided by operating activities	300,061	278,595	171,119
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of hotel properties and other assets	565,115	110	195,628
Proceeds from redemption of note receivable	1,125	—	—
Restricted cash — replacement reserve	(2,642)	(4,311)	1,272
Acquisitions of hotel properties and other real estate	—	(276,558)	(450,544)
Renovations and additions to hotel properties and other assets	(164,232)	(125,975)	(117,694)
Payment for interest rate derivatives	(13)	—	(12)
Net cash provided by (used in) investing activities	399,353	(406,734)	(371,350)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemptions of preferred stock	—	—	(276,250)
Proceeds from common stock offerings	—	284,390	566,451
Payment of common stock offering costs	—	(1,000)	(691)
Proceeds from notes payable and credit facility	123,000	178,250	35,750
Payments on notes payable and credit facility	(450,812)	(153,033)	(141,527)
Payments for costs related to extinguishment of notes payable	(1,245)	(4,051)	(3,108)
Payments of deferred financing costs	(5,861)	(2,346)	(243)
Dividends paid	(77,544)	(47,850)	(27,524)
Distributions to noncontrolling interests	(9,981)	(8,488)	(5,481)
Net cash (used in) provided by financing activities	(422,443)	245,872	147,377
Net increase (decrease) in cash and cash equivalents	276,971	117,733	(52,854)
Cash and cash equivalents, beginning of year	222,096	104,363	157,217
Cash and cash equivalents, end of year	$499,067	$222,096	$104,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$63,552	$69,511	$71,563
Cash paid for income taxes, net of refunds received	$583	$273	$7,143
NONCASH INVESTING ACTIVITY
Accounts payable related to renovations and additions to hotel properties and other real estate	$8,268	$8,670	$7,842
Amortization of deferred stock compensation — construction activities	$580	$474	$393
NONCASH FINANCING ACTIVITY
Issuance of common stock dividends	$37,349	$—	$—
Issuance of common stock in connection with acquisition of hotel property	$—	$60,000	$—
Assumption of debt in connection with acquisition of hotel property	$—	$—	$119,190
Dividends payable	$265,124	$76,694	$11,443

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of December 31, 2015, the Company had interests in 29 hotels (the “29 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	6
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
Fairmont Hotels & Resorts (U.S.)	1
HEI Hotels & Resorts	1

Total hotels held for investment	29

In addition, prior to its sale in September 2015, the Company owned BuyEfficient, LLC (“BuyEfficient”), an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013.

Noncontrolling interests at both December 31, 2015 and 2014 represent the outside equity interests in various consolidated affiliates of the Company.

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

The Company estimates that the additional three days in Marriott’s fiscal 2013 calendar had the following effects on the Company’s total revenue and net income based on the average daily revenues and income generated by 10 of its Marriott-managed hotels during the year ended December 31, 2013 as follows (in thousands):

2013
Total revenue	$2,300
Net income	$672

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2015 and 2014, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from tenants who lease space in the Company’s hotels. In addition, prior to the Company’s sale of BuyEfficient in September 2015 (see Notes 4 and 6), accounts receivable included receivables from customers who utilized purchase volume rebates through BuyEfficient. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. During 2014 and 2013, the Company used all available information to make these fair value determinations, and engaged independent valuation specialists to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed in the Company’s purchases of the Wailea Beach

Marriott Resort & Spa, the Hilton New Orleans St. Charles, the Boston Park Plaza and the Hyatt Regency San Francisco. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Investments In Hotel Properties and Other Assets

Hotel properties and other investments are depreciated using the straightline method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. Intangible assets are amortized using the straightline method over their estimated useful life or over the length of the related agreement, whichever is shorter.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straightline method over the lives of the franchise agreements ranging from 14 to 27 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. In 2015,  2014 and 2013, the Company did not identify any properties or other assets with indicators of impairment. Based on the Company’s review, management believes that there were no other impairments on its long-lived assets, and that the carrying values of its hotel properties and other assets are recoverable at December 31, 2015.

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

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both December 31, 2015 and 2014, the Company had no hotels or other assets held for sale.

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

On December 31, 2015, the Company adopted Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability rather than as an asset.  In accordance with ASU No. 2015-03, the Company applied the new guidance retrospectively to all prior periods presented in the financial statements. The following includes the financial statement line items which have been adjusted on the Company’s balance sheet for the year ended December 31, 2014 as a result of this change in accounting principle (in thousands):

	As Originally Reported	Effect of Change in	As Adjusted
	December 31, 2014	Accounting Principle	December 31, 2014
Deferred financing fees, net	$8,201	$(7,548)	$653
Current portion of notes payable	$121,328	$(1,721)	$119,607
Notes payable, less current portion	$1,307,964	$(5,827)	$1,302,137

As clarified under Accounting Standards Update No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU No. 2015-15”), the total deferred financing fees related to the Company’s credit facility and undrawn unsecured $100.0 million term loan (see Note 7) continue to be included as an asset on the Company’s consolidated balance sheets. Deferred financing fees related to the Company’s credit facility will remain on the Company’s consolidated balance sheets as an asset and subsequently amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Deferred financing fees related to the Company’s unsecured $100.0 million term loan, however, will be reclassed to the appropriate current and long-term debt liabilities during the first quarter of 2016 once amounts are drawn.

Goodwill

The Company follows the requirements of the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to hotel properties and other assets is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property or other asset (the reporting unit) including the allocated goodwill to the fair value determined for that reporting unit (see Note 5 for detail on the Company’s valuation methodology). If the aggregate carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company’s annual impairment evaluation is performed each year as of December 31.

Based on its annual impairment evaluations for 2015,  2014 and 2013, the Company determined that no adjustments to its goodwill were required.

In September 2015, the Company sold BuyEfficient (see Notes 4 and 6). In conjunction with this sale, the Company removed $8.4 million of goodwill related to BuyEfficient from its balance sheet.

Property and Equipment

Property and equipment is stated on the cost basis and includes computer equipment and other corporate office equipment and furniture. Property and equipment is depreciated on a straightline basis over the estimated useful lives ranging from three to 12 years. The Company includes property and equipment, net of related accumulated depreciation, in its other assets, net on the accompanying consolidated balance sheets.

Interest Rate Derivative Agreements

The Company’s objective in holding interest rate derivatives is to manage its exposure to the interest rate risks related to its floating rate debt. To accomplish this objective, the Company uses interest rate caps and swaps, none of which qualifies for effective hedge accounting treatment. The Company records interest rate protection agreements on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

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

Other operating revenue consists of revenue derived from incidental hotel services such as telephone/internet, parking, spa, entertainment and other guest services, along with tenant lease revenues relating to hotel space leased by third parties and any cancellation or attrition revenue.  In addition, prior to its sale in September 2015, other operating revenue also included revenue generated by BuyEfficient. Revenues from incidental hotel services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

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

Noncontrolling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interests and total equity.

At December 31, 2015,  2014 and 2013, the noncontrolling interests reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. Additionally, prior to the Company’s sale of its interests in the Doubletree Guest Suites Times Square in December 2015,  the noncontrolling interests reported in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square.

Dividends

In August 2013, the Company’s board of directors reinstated a quarterly dividend payable to the Company’s common stockholders. In addition, the Company currently pays quarterly cash dividends to the preferred stockholders of its 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) as declared by the Company’s board of directors. Prior to their redemption dates in March 2013 and May 2013, respectively, the Company also paid quarterly cash dividends to the preferred stockholders of its 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”) and its Series C Cumulative

Convertible Redeemable Preferred Stock (“Series C preferred stock”) as declared by the board of directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During 2015, 2014 and 2013, distributed earnings representing nonforfeitable dividends of $1.4 million,  $1.0 million and $0.2 million, respectively, were allocated to the participating securities. During both 2015 and 2013, undistributed earnings representing nonforfeitable dividends of $0.2 million were allocated to the participating securities. There were no undistributed earnings representing nonforfeitable dividends allocated to the participating securities during 2014.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Numerator:
Net income	$355,519	$87,939	$70,001
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(4,045)
Preferred stock dividends and redemption charges	(9,200)	(9,200)	(19,013)
Dividends paid on unvested restricted stock compensation	(1,405)	(969)	(201)
Undistributed income allocated to unvested restricted stock compensation	(155)	—	(235)
Numerator for basic and diluted income attributable to common stockholders	$336,595	$71,062	$46,507

Denominator:
Weighted average basic and diluted common shares outstanding	207,350	192,674	161,784

Basic and diluted income attributable to common stockholders per common share	$1.62	$0.37	$0.29

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2015,  2014 and 2013, as their inclusion would have been anti-dilutive.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 will become effective during the first quarter of 2016, and will require a modified retrospective approach, with early adoption permitted. The Company does not expect its adoption of ASU No. 2015-02 to have an effect on its financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the way that debt issuance costs are presented on the balance sheet. Current guidance requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise would not be incurred, and present those amounts separately as deferred charges. ASU No. 2015-03 changes the balance sheet presentation of debt issuance costs by requiring the costs be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU No. 2015-03 will become effective during the first quarter of 2016, and will require a retrospective approach to all prior periods presented in the financial statements, with early adoption permitted. In the year of adoption (and in interim periods within that year), an entity will be required to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU No. 2015-15”). ASU No. 2015-15 clarifies the presentation of debt issuance costs related to line of credit arrangements by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU No. 2015-15 became effective upon its issuance in June 2015. As noted above under “Deferred Financing Fees,” the Company adopted ASU No. 2015-03 on December 31, 2015.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 will have an effect on the Company’s financial statements and related disclosures when and if the Company has a business combination that requires a measurement-period adjustment.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$542,660	$570,011
Buildings and improvements	3,109,562	3,237,596
Furniture, fixtures and equipment	480,832	450,057
Intangibles	45,249	147,947
Franchise fees	1,082	1,167
Construction in process	97,974	68,275
Investment in hotel properties, gross	4,277,359	4,475,053
Accumulated depreciation and amortization	(1,048,349)	(936,924)
Investment in hotel properties, net	$3,229,010	$3,538,129

Acquisitions - 2015

The Company did not acquire any hotel properties or other assets during 2015.

Acquisitions - 2014

In June 2014, the Company acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of its common stock in connection with its Equity Distribution Agreements (see Note 11), combined with cash on hand. Prior to the Company’s acquisition, the land was leased to the Company by a third party.

In July 2014, the Company purchased the 544-room Wailea Beach Marriott Resort & Spa for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of the Company’s common stock issued directly to the seller (the “Wailea stock consideration”). The acquisition was funded with proceeds received from the Company’s June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of the Company’s common stock valued at $60.0 million. The Wailea stock consideration was determined by dividing $60.0 million by $14.87,  which was the NYSE closing price of the Company’s common stock on June 19, 2014, the date the Wailea Beach Marriott Resort & Spa purchase and sale agreement was executed. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wailea stock consideration. On July 17, 2014, the Company filed a prospectus supplement with the SEC, which registered the shares comprising the Wailea stock consideration for resale in accordance with the registration rights agreement. Based on the $14.87 closing price of the Company’s common stock on the NYSE on July 17, 2014, the date the acquisition closed, the total purchase price of the Wailea Beach Marriott Resort & Spa for accounting purposes was also $325.6 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.5 million during 2014, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Wailea Beach Marriott Resort & Spa have been included in the Company’s consolidated statements of operations from the acquisition date of July 17, 2014 through the year ended December 31, 2015.

Acquisitions - 2013

In May 2013, the Company purchased the 250-room Hilton New Orleans St. Charles for a net purchase price of $59.1 million, including $0.2 million of proration credits and unrestricted cash received from the seller. The acquisition was funded with $53.2 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), as well as with proceeds received from the Company’s February 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company incurred acquisition-related costs of $0.4 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hilton New Orleans St. Charles have been included in the Company’s consolidated statements of operations from the acquisition date of May 1, 2013 through the year ended December 31, 2015.

In July 2013, the Company purchased the 1,053-room Boston Park Plaza for a net purchase price of $248.0 million, including $2.0 million of proration credits, unrestricted and restricted cash and other adjustments received from the seller. The acquisition was funded with $92.3 million of proceeds generated by the Company’s January 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (see Note 4), the assumption of a $119.2 million non-recourse loan secured by the hotel, as well as with proceeds received from the Company’s February 2013 issuance of common stock and with cash on hand. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties, hotel working capital assets, notes payable and hotel working capital liabilities. The Company incurred acquisition-related costs of $0.9 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Boston Park Plaza have been included in the Company’s consolidated statements of operations from the acquisition date of July 2, 2013 through the year ended December 31, 2015.

In December 2013, the Company purchased the 802-room Hyatt Regency San Francisco for a net purchase price of $262.5 million, including $5.5 million of purchase price adjustments comprised of restricted cash and other adjustments received from the seller. The acquisition was funded with proceeds generated by the Company’s November 2013 issuance of common stock. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price and other adjustments allocated to investment in hotel properties, prepaid expenses and other current liabilities. The Company incurred acquisition-related costs of $0.5 million during 2013, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Hyatt Regency San Francisco have been included in the Company’s consolidated statements of operations from the acquisition date of December 2, 2013 through the year ended December 31, 2015.

Unaudited Pro Forma Results

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the land underlying the Fairmont Newport Beach in June 2014, the Wailea Beach Marriott Resort & Spa in July 2014, the Hilton New Orleans St. Charles in May 2013, the Boston Park Plaza in July 2013, and the Hyatt Regency San Francisco in December 2013, had occurred on January 1, 2013. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	2014	2013
Revenues	$1,175,367	$1,100,354

Income attributable to common stockholders from continuing operations	$74,811	$19,931

Income per diluted share attributable to common stockholders from continuing operations	$0.39	$0.12

For the year ended December 31, 2014, the Company included $27.0 million of revenues, and net income of $3.5 million in its consolidated statements of operations related to the Company’s 2014 hotel acquisition. For the year ended December 31, 2013, the Company included $51.0 million of revenues, and net income of $2.8 million in its consolidated statements of operations related to the Company’s 2013 hotel acquisitions.

Intangible Assets

As of December 31, 2015 and 2014, intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	2015	2014
Advanced bookings (1)	$10,621	$10,621
Easement agreement (2)	9,727	9,727
Ground/air lease agreements (3)	21,480	121,850
In-place lease agreements (4)	2,264	6,795
Above/(below) market lease agreements, net (5)	(1,693)	(3,896)
Below market management agreement (6)	2,850	2,850
	45,249	147,947
Accumulated amortization	(9,653)	(22,453)
	$35,596	$125,494

Amortization expense on these intangible assets for the years ended December 31, 2015,  2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Advanced bookings (1)	$2,340	$1,769	$4,560
Ground/air lease agreements (3)	3,791	4,113	4,113
In-place lease agreements (4)	1,455	830	454
Above/(below) market lease agreements, net (5)	(2,091)	(304)	(148)
Below market management agreement (6)	469	469	469
	$5,964	$6,877	$9,448

(1)

Advanced bookings consist of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco, and the Wailea Beach Marriott Resort & Spa. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straightline method based over the periods the amounts are expected to be collected. The amortization expense for contractual advanced hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The amounts will be fully amortized for the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa by June 2018, December 2017 and July 2018, respectively.

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

(3)

Ground/air lease agreements at the Hilton Times Square and the JW Marriott New Orleans were valued at fair value at the dates of acquisition. The agreements are amortized using the straightline method over the remaining non-cancelable terms of the related agreements, which range from between approximately 65 and 75 years as of December 31, 2015. The amortization expense for the agreements is included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations. During 2015, the Company wrote off $81.5 million related to the air lease intangible asset net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(4)

In-place lease agreements at the Boston Park Plaza, the Hilton New Orleans St. Charles, the Hilton San Diego Bayfront, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa, were valued at fair value at the dates of acquisition. The agreements are amortized using the straightline method over the remaining non-cancelable terms of the related agreements, which range from between approximately 6 months and 7 years as of December 31, 2015. The amortization expense for the agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations. During 2015, the Company wrote off $2.4 million related to in-place lease intangible assets net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(5)

The above/(below) market lease agreements, net consist of unfavorable tenant lease liabilities at the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa, and favorable tenant lease assets at the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. These agreements were valued at fair value at the dates of acquisition, and are amortized using the straightline method over the remaining non-cancelable terms of the related agreements, which range from between approximately 6 months and 16 years as of December 31, 2015. The amortization expense for the agreements is included in other operating revenue in the Company’s consolidated statements of operations.

(6)

The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straightline method over the remaining non-cancelable terms of the two components, approximately 2 and 7 years each as of December 31, 2015. The amortization expense for the agreement is included in property general and administrative expense in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2016	$3,286
2017	$3,084
2018	$1,722
2019	$391
2020	$350

4. Disposals and Discontinued Operations

Disposals

In September 2015, the Company sold BuyEfficient for net proceeds of $26.4 million. The Company recognized a net gain on the sale of $11.7 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, did not qualify as a discontinued operation. Coterminous with the sale of BuyEfficient, the Company wrote off $8.4 million of goodwill, along with net intangible assets of $6.2 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software (see Note 6), both of which reduced the Company’s gain on the sale of BuyEfficient.

In December 2015, the Company sold its interests in the 468-room Doubletree Guest Suites Times Square located in New York City, New York for net proceeds of $522.7 million. The Company recognized a net gain on the sale of $214.5 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, did not qualify as a discontinued operation. Concurrent with the sale, the Company wrote off $83.9 million of net intangible assets (see Note 3), which reduced the Company’s gain on the sale. In addition, the Company repaid the remaining $175.0 million balance of the mortgage secured by the hotel, and wrote off $1.7 million in related deferred financing fees (see Note 7).

The following table provides summary results of operations for BuyEfficient and the Doubletree Guest Suites Times Square, which are included in continuing operations (in thousands):

	2015	2014	2013
Total revenues	$70,301	$76,283	$75,767
Income before income taxes and discontinued operations (1)	$2,622	$7,627	$5,306
Gain on sale of assets	$226,217	$—	$—

(1)

Income before income taxes and discontinued operations for the year ended December 31, 2015 includes $1.6 million in severance costs related to the Company’s sale of BuyEfficient. These costs are included in property, general and administrative expense on the Company’s statement of operations. Income before income taxes and discontinued operations does not include the gain recognized on the sales of BuyEfficient and the Doubletree Guest Suites Times Square.

Discontinued Operations

The following table sets forth the discontinued operations for the years ended December 31, 2015, 2014 and 2013 for the Rochester Portfolio sold in 2013, as well as the expense recognized in 2014 for the hotels sold in 2004, 2005, 2010 and 2013 (in thousands):

	2015	2014	2013
Operating revenues	$—	$—	$3,690
Operating expenses	—	(350)	(3,686)
Interest expense	—	—	(99)
Loss on extinguishment of debt	—	—	(3,115)
Income tax provision	(105)	—	—
Gain on sale of hotels and other assets, net	16,000	5,199	51,620
Income from discontinued operations, net of tax	$15,895	$4,849	$48,410

In January 2013, the Company sold a four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, to an unaffiliated third party, for net proceeds of $195.6 million, of which $145.7 million was deposited with an accommodator in order to facilitate the Company’s 2014 tax-deferred exchanges for the Hilton New Orleans St. Charles and the Boston Park Plaza. The Company recognized a net gain on the sale of $51.6 million. The Rochester Hotels include the 660-room Kahler Grand, the 271-room Kahler Inn & Suites, the 202-room Marriott Rochester and the 89-room Residence Inn by Marriott Rochester. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 to discontinued operations on its consolidated statements of operations.

Upon sale of the Rochester Hotels in January 2013, the Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels that yielded an 11% dividend, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a $28.7 million deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on the Company’s consolidated balance sheets as of both December 31, 2014 and 2013.

In July 2015, the Company sold the Preferred Equity Investment and settled the working capital loan for an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Subtopic of the FASB ASC, the Company recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.6 million, $2.8 million and $2.6 million in dividends on the Preferred Equity Investment, respectively. All of the dividends earned on the Preferred Equity Investment are included in interest and other income on the Company’s consolidated statements of operations.

At the time the Company sold the Rochester Portfolio, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan.

The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the year ended December 31, 2014. The pension plan liability totals $7.0 million as of both December 31, 2015 and 2014, and is included in other liabilities on the Company’s consolidated balance sheets. The remaining $7.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

Concurrent with the Rochester Portfolio sale, the Company extinguished the outstanding $26.7 million mortgage secured by the Kahler Grand for a total cost of $29.8 million, prepaid the $0.4 million loan secured by the commercial laundry facility, and recorded a loss on extinguishment of debt of $3.1 million (see Note 7) which is included in discontinued operations on the Company’s consolidated statements of operations for the year ended December 31, 2013.

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency, the Company accrued $0.3 million when it sold the Rochester Portfolio in January 2013 related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During the second quarter of 2014, the Company determined that its total costs for these capital expenditures may range from $2.0 million to $3.0 million. As such, the Company accrued an additional $1.8 million during the second quarter of 2014 in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations for the year ended December 31, 2014, bringing the total amount accrued for this contingency to $2.1 million. During 2014, the Company paid $1.3 million of the liability, reducing the accrued balance for this contingency to $0.8 million as of December 31, 2014. The Company paid all remaining amounts due related to this contingency during the first quarter of 2015.

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

5. Fair Value Measurements and Interest Rate Derivative Agreements

Fair Value Measurements

As of December 31, 2015 and 2014, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of December 31, 2015 and 2014, the only financial instruments that the Company measures at fair value are its interest rate derivative agreements, as well as a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate protection agreements using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for one of the Company’s former associates, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2015:
Interest rate cap derivative agreements	$1	$—	$1	$—
Interest rate swap derivative agreement	759	—	759	—
Life insurance policy (1)	964	—	964	—
Total assets at December 31, 2015	$1,724	$—	$1,724	$—

December 31, 2014:
Interest rate cap derivative agreements	$—	$—	$—	$—
Life insurance policy (1)	1,198	—	1,198	—
Total assets at December 31, 2014	$1,198	$—	$1,198	$—

(1)

These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to the former associate from the related retirement benefit agreement, which is included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2015:
Interest rate swap derivative agreement	$437	$—	$437	$—
Retirement benefit agreement (1)	964	—	964	—
Total liabilities at December 31, 2015	$1,401	$—	$1,401	$—

December 31, 2014:
Retirement benefit agreement (1)	$1,198	$—	$1,198	$—

(1)

The agreement calls for the balance of the retirement benefit agreement to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through December 31, 2015, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

Interest Rate Derivative Agreements

The Company’s interest rate derivative agreements consisted of the following at December 31, 2015 and 2014 (dollars in thousands):

		Strike / Capped		Effective	Maturity	Notional	Estimated Fair Value
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2015		2014
Hilton San Diego Bayfront (1)	Cap	3.750%	3-Month LIBOR	April 15, 2013	April 15, 2015	$117,000	$	N/A		$—
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$112,827		$1	$	N/A
Doubletree Guest Suites Times Square (1)	Cap	4.000%	1-Month LIBOR	October 7, 2011	October 7, 2015	$177,395	$	N/A		$—
Term loan #1 (1)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000		$759	$	N/A
Term loan #2 (2)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000		$(437)	$	N/A
								$323		$—

(1)

The fair values of the Hilton San Diego Bayfront cap agreement, the Doubletree Guest Suites Times Square cap agreement and the term loan #1 swap agreement are included in other assets, net on the accompanying consolidated balance sheets. The estimated fair value of the Hilton San Diego Bayfront cap agreement was de minimus at December 31, 2014. The Doubletree Guest Suites Times Square cap agreement was terminated in December 2015 upon the Company’s repayment of the related loan in conjunction with the Company’s sale of its interests in the hotel. The estimated fair value of the Doubletree Guest Suites Times Square cap agreement was de minimus at December 31, 2014. The 1-month LIBOR rate related to term loan #1 was swapped to a fixed rate of 1.591%.

(2)

While the term loan #2 was not drawn until January 2016 (see Notes 7 and 15), the related interest rate swap agreement was purchased in December 2015. The estimated fair value of the term loan #2 interest rate swap agreement is included in other liabilities on the Company’s consolidated balance sheets. The 1-month LIBOR rate related to term loan #2 was swapped to a fixed rate of 1.853%.

During 2014, the Company held an interest rate swap agreement on the JW Marriott New Orleans mortgage. The interest rate swap agreement capped the LIBOR interest rate on the underlying debt at a total interest rate of 5.45%, and the maturity date was in September 2015. In conjunction with the Company’s refinancing of the mortgage secured by the JW Marriott New Orleans in December 2014 (see Note 7), the Company paid a fee of $0.6 million to terminate the interest rate swap agreement.

Changes in the fair values of the Company’s interest rate derivative agreements resulted in decreases to interest expense for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	2015	2014	2013
Gain on derivatives, net	$(309)	$(529)	$(525)

Fair Value of Debt

As of December 31, 2015 and 2014, 79.5% and 71.6% (including the effect of an interest rate swap agreement), respectively, of the Company’s outstanding debt had fixed interest rates. The Company’s carrying value of its debt totaled $1.1 billion and $1.4 billion as of December 31, 2015 and 2014, respectively. Using Level 3 measurements, including the Company’s weighted average cost of debt of 5.0% at December 31, 2015, and 4.5% at December 31, 2014, the Company estimates that the fair market value of its debt totaled $1.1 billion and $1.4 billion as of December 31, 2015 and 2014, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2015	2014
Property and equipment, net	$1,341	$2,127
Land held for development	188	188
Intangibles, net	—	6,677
Deferred expense on straightlined third-party tenant leases	3,336	1,426
Interest rate derivative agreements	760	—
Other receivables	2,201	2,094
Other	1,570	1,973
	$9,396	$14,485

As of December 31, 2015 and 2014, property and equipment, net consisted of the following (in thousands):

	2015	2014
Cost basis	$10,785	$11,573
Accumulated depreciation	(9,444)	(9,446)
Property and equipment, net	$1,341	$2,127

Prior to the sale of BuyEfficient in September 2015 (see Note 4), the Company’s other assets, net included BuyEfficient’s intangible assets related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software. Coterminous with the sale of BuyEfficient, the Company wrote off $6.2 million of net intangible assets, which reduced the gain recognized on the sale. As of December 31, 2014, these intangible assets totaled $6.7 million, net of accumulated amortization. BuyEfficient’s intangibles were amortized using the straightline method over their useful lives ranging between seven and 20 years. Accumulated amortization totaled $2.4 million at December 31, 2014. Amortization expense totaled $0.4 million for the year ended December 31, 2015, and $0.6 million for both the years ended December 31, 2014 and 2013.

7. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2015	2014
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from July 2016 through January 2025. The notes are collateralized by first deeds of trust on eight hotel properties at December 31, 2015, and 14 hotel properties at December 31, 2014.	$791,073	$1,023,780
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	225,407	228,296
Note payable requiring payments of interest only through October 2013, and interest and principal thereafter, with a blended interest rate of one-month LIBOR plus 325 basis points; maturing in October 2018. The note is collateralized by a first deed of trust on one hotel property at December 31, 2014.	—	177,216
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, reflecting an interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	—
Total notes payable	$1,101,480	$1,429,292

Current portion of notes payable	$86,840	$121,328
Less: current portion of deferred financing fees	(1,064)	(1,721)
Current portion of notes payable, net	$85,776	$119,607

Notes payable, less current portion	$1,014,640	$1,307,964
Less: long-term portion of deferred financing fees	(3,821)	(5,827)
Notes payable, less current portion, net	$1,010,819	$1,302,137

Aggregate future principal maturities and amortization of notes payable at December 31, 2015, are as follows (in thousands):

2016	$86,840
2017	254,733
2018	121,002
2019	223,880
2020	84,137
Thereafter	330,888
Total	$1,101,480

Notes Payable Transactions – 2015

In April 2015, the Company entered into a $400.0 million senior unsecured credit facility, which replaced its prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on the Company’s leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The initial term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows the Company to request additional lender commitments for up to a total capacity of $800.0 million. As of December 31, 2015, the Company has no outstanding amounts due under its credit facility.

In May 2015, the Company repaid $99.1 million of debt secured by four of its hotels, the Marriott Houston, the Marriott Park City, the Marriott Philadelphia and the Marriott Tysons Corner.

In October 2015, the Company drew down $85.0 million in funds available from a term loan supplement agreement under its credit facility and used the proceeds, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace, which loan was scheduled to mature in January 2016. The $85.0 million unsecured term loan matures in September 2022, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. Additionally, the Company entered into a swap agreement effective October 29, 2015, fixing the LIBOR rate at

1.591% for the duration of the $85.0 million term loan (see Note 5). Based on the Company’s current leverage, the loan reflects a fixed rate of 3.391%.

In December 2015, the Company repaid the $30.7 million loan secured by the Hilton North Hilton, which loan was scheduled to mature in March 2016. The Company funded the repayment of the loan using cash on hand.

Additionally, in December 2015, the Company entered into a term loan agreement, which provided the Company with a six month period within which the Company had the option to borrow up to $100.0 million. The Company drew the available $100.0 million in January 2016, and used the proceeds, combined with cash on hand, to repay the loan secured by the Boston Park Plaza, which had a balance of $114.2 million as of December 31, 2015 (see Note 15). The Boston Park Plaza loan was scheduled to mature in February 2018, but could be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. Additionally, the Company entered into a forward swap agreement that will fix the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on the Company’s current leverage, the loan reflects a fixed rate of 3.653%.

Also in December 2015, the Company repaid the remaining $175.0 million balance of the loan secured by the Doubletree Guest Suites Times Square concurrent with the sale of the hotel (see Note 4). In conjunction with the repayment, the Company incurred a $1.2 million prepayment penalty upon the loan’s repayment, and wrote off $1.7 million in deferred financing fees, both of which are included in loss on extinguishment of debt on the Company’s consolidated statements of operations.

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

Also in December 2014, the Company extinguished the $67.1 million mortgage secured by the Embassy Suites La Jolla for a total cost of $71.1 million. The extinguishment was funded using proceeds received from a new $65.0 million mortgage secured by the Embassy Suites La Jolla, along with cash on hand. The new loan is subject to a 30-year amortization schedule, reduces the interest rate from a fixed rate of 6.6% to a fixed rate of 4.12%, and extends the maturity date from June 2019 to January 2025.

Deferred Financing Fees and Losses on Extinguishment of Debt

Deferred financing fees and losses on extinguishment of debt for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015 (1)	2014 (2)	2013 (3)
Payments of deferred financing fees	$5,861	$2,346	$243
Write-off of deferred financing fees	$455	$—	$—
Loss on extinguishment of debt	$2,964	$4,638	$3,159

(1)

During the year ended December 31, 2015, the Company paid $5.9 million in deferred financing fees related to its new credit facility and two new term loan agreements, as well as its new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. In addition, during 2015, the Company wrote off $0.5 million in deferred financing fees related to its prior credit facility, and incurred a total of $3.0 million in losses on extinguishment of debt related to its 2015 debt repayments.

(2)

During the year ended December 31, 2014, the Company paid additional deferred financing fees of $2.3 million related to its amendment of the mortgage secured by the Hilton San Diego Bayfront, as well as the refinancing of the mortgages secured by the

JW Marriott New Orleans and the Embassy Suites La Jolla. In addition, the Company incurred a total of $4.6 million in losses on the extinguishment of debt related to the portion of the Hilton San Diego Bayfront loan associated with the prior lender who chose not to participate in the loan’s refinancing, along with the repayment and extinguishment of the prior mortgages secured by the JW Marriott New Orleans and the Embassy Suites La Jolla.

(3)

 During the year ended December 31, 2013, the Company paid additional deferred financing fees of $0.2 million related to the assumption of a mortgage in connection with the acquisition of the Boston Park Plaza and the purchase of an interest rate cap derivative agreement on the Hilton San Diego Bayfront mortgage. In addition, the Company incurred a $3.2 million loss on extinguishment of debt associated with its extinguishment and prepayment of debt associated with the Rochester Portfolio, which it sold in January 2013 (see Note 4).

Interest Expense

Total interest incurred and expensed on the notes payable for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Interest expense on debt and capital lease obligations	$63,677	$70,067	$69,806
Gain on derivatives, net	(309)	(529)	(525)
Amortization and write-off of deferred financing fees	3,148	2,777	2,955
Accretion of Senior Notes	—	—	3
Total interest expense	$66,516	$72,315	$72,239

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Property, sales and use taxes payable	$17,988	$14,490
Income tax payable	470	295
Accrued interest	3,012	3,289
Advance deposits	12,727	10,742
Management fees payable	3,001	3,467
Other	4,679	4,183
Total other current liabilities	$41,877	$36,466

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred gain on sale of asset	$7,000	$7,000
Accrued income tax	1,596	1,541
Deferred revenue	5,881	6,790
Deferred rent	17,191	15,075
Deferred incentive management fees	—	534
Interest rate swap derivative agreement	437	—
Other	2,639	2,667
Total other liabilities	$34,744	$33,607

9. Income Taxes

The Company has elected to be taxed as a REIT under the under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to corporate level federal income taxes on net income it distributes to its stockholders. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income.

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

During 2015, the Company recognized combined federal and state income tax expense of $0.7 million related to its sale of BuyEfficient, and $0.7 million based on 2015 projected taxable income net of operating loss carryforwards for its taxable entities. In addition, upon the sale of the Preferred Equity Investment and settlement of the working capital loan associated with the Rochester Portfolio (see Note 4), the Company recorded $0.1 million in income tax expense, which is included in discontinued operations in the Company’s consolidated statements of operations.

During 2014, the Company recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit of $0.6 million, partially offset by a 2014 projected tax provision net of operating loss carryforwards of $0.8 million for its taxable entities.

During 2013, the Company recognized income tax expense of $4.7 million as a result of Internal Revenue Service (“IRS”) audits of tax years 2008, 2009 and 2010, including $0.6 million in accrued interest. The Company recorded additional income tax expense of $1.5 million during 2013 based on the ongoing evaluations of its uncertain tax positions related to the year ended December 31, 2012, and as a result of its resolution of outstanding issues with the IRS. During 2013, the Company recorded additional tax expense of $1.9 million related to estimated 2013 federal alternative minimum tax resulting from its use of net operating loss carryforwards, as well as state income tax where the Company’s use of net operating loss carryforwards was either limited or unavailable.

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During 2015, 2014 and 2013, the Company recognized $55,000,  $50,000 and $0.6 million in interest expense related to its tax provisions, respectively.

The income tax provision for the Company is included in the consolidated financial statements as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Current:
Federal	$760	$255	$6,371
State	779	(76)	1,774
Total current income tax provision	$1,539	$179	$8,145
Deferred:
Federal	$(4,856)	$(2,341)	$(9,488)
State	(1,254)	(598)	(2,426)
Change in valuation allowance	6,110	2,939	11,914
Total deferred income tax provision	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
NOL carryover	$14,977	$28,420
Other reserves	2,005	2,784
State taxes and other	3,157	(4,766)
Depreciation	564	375
Deferred tax asset before valuation allowance	20,703	26,813
Valuation allowance	(20,703)	(26,813)
Deferred tax asset net of valuation allowance	$—	$—

The Company has provided a valuation allowance against its net deferred tax asset at December 31, 2015 and 2014. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for deferred income taxes related to the Company is reflected in the accompanying consolidated statements of operations.

At December 31, 2015 and 2014, the net operating loss carryforwards for federal income tax purposes totaled approximately $38.1 million and $72.3 million, respectively. These losses, which begin to expire in 2029, are available to offset future income through 2032.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2015, 2014 and 2013, distributions paid per share were characterized as follows (unaudited):

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.661	46.86%	$0.510	100%	$0.100	100%
Capital gain	0.749	53.14	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.410	100%	$0.510	100%	$0.100	100%

Preferred Stock — Series A
Ordinary income	$—	—%	$—	—%	$0.330	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$0.330	100%

Preferred Stock — Series C
Ordinary income	$—	—%	$—	—%	$0.656	100%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$0.656	100%

Preferred Stock — Series D
Ordinary income	$0.937	46.86%	$2.000	100%	$2.000	100%
Capital gain	1.063	53.14	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$2.000	100%	$2.000	100%	$2.000	100%

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during 2015. During 2014, the Company received $21.0 million in net proceeds from the issuance of 1,352,703 shares of its common stock in connection with the Agreements. As of December 31, 2015, the Company has $128.4 million available for sale under the Agreements.

In June 2014, the Company issued 18,000,000 shares of its common stock in an underwritten public offering for net proceeds of approximately $262.5 million, which were used to acquire the Wailea Beach Marriott Resort & Spa in July 2014.

In July 2014, the Company issued 4,034,970 shares of its common stock valued at $60.0 million directly to the seller of the Wailea Beach Marriott Resort & Spa in connection with the Company’s acquisition of the hotel (see Note 3).

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

Dividends

The Company declared dividends per share on its Series A preferred stock, Series D preferred stock and common stock during 2015, 2014 and 2013 as follows:

	2015	2014	2013
Series A preferred stock	$—	$—	$0.50
Series D preferred stock	2.00	2.00	2.00
Common stock (1)	1.41	0.51	0.10
	$3.41	$2.51	$2.60

(1)

Common stock dividends include a  $1.26 dividend and a  $0.36 dividend declared during the fourth quarters of 2015 and 2014, respectively,  both of which are comprised of a combination of cash and shares of the Company’s common stock, pursuant to elections by individual stockholders.

12. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 6,191,380 shares remain available for future issuance as of December 31, 2015.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares and performance shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company’s compensation expense and forfeitures related to restricted shares and performance awards for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Compensation expense, including forfeitures	$9,695	$9,063	$7,189

The Company’s total compensation expense differs from the vesting of restricted common stock amount presented in the Company’s consolidated statements of equity due to the Company withholding and using a portion of its restricted shares granted pursuant to its LTIP for purposes of remitting statutory minimum withholding and payroll taxes in connection with the release of restricted common shares to plan participants (“net-settle”). In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain of those employees who work on the design and construction of its hotels. The Company’s total compensation expense in relation to its vesting of restricted common stock presented in the Company’s consolidated statements of equity for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Compensation expense, including forfeitures	$9,695	$9,063	$7,189
Net-settle adjustment	(7,428)	(2,842)	(2,331)
Amortization related to shares issued to design and construction employees	580	474	393
Vesting of restricted stock presented on statement of equity	$2,847	$6,695	$5,251

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer, including $1.6 million in deferred stock amortization.

The following is a summary of non-vested stock grant activity:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,883,296	$11.24	2,009,412	$10.23	1,539,992	$9.11
Granted	499,787	$17.33	691,182	$13.48	975,711	$11.82
Vested	(1,225,443)	$10.75	(799,845)	$10.61	(497,199)	$9.89
Forfeited	(171,295)	$14.76	(17,453)	$11.90	(9,092)	$10.89
Outstanding at end of year	986,345	$14.33	1,883,296	$11.24	2,009,412	$10.23

At December 31, 2015, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

13. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.5% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic and incentive management fees incurred by the Company’s continuing operations during the years ended December 31, 2015, 2014 and 2013 were included in property general and administrative expense on the Company’s consolidated statements of operations as follows (in thousands):

	2015	2014	2013
Basic management fees	$34,426	$31,485	$25,218
Incentive management fees	5,020	4,034	3,025
Total basic and incentive management fees	$39,446	$35,519	$28,243

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

Total license and franchise fees incurred by the Company’s continuing operations during the years ended December 31, 2015, 2014 and 2013 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2015	2014	2013
Franchise assessments (1)	$28,193	$26,689	$22,200
Franchise royalties	11,903	11,582	10,732
Total franchise costs	$40,096	$38,271	$32,932

(1)	Includes advertising, reservation and priority club assessments.

Renovation and Construction Commitments

At December 31, 2015, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties aimed at maintaining the appearance and quality of its hotels. The remaining commitments under these contracts at December 31, 2015 totaled $79.6 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

Prior to 2015, the Company also leased certain printers and copiers which leases were determined to be capital leases pursuant to the Leases Topic of the FASB ASC. All of the leases expired in December 2014.

Assets under capital lease were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Buildings and improvements	$58,799	$58,799
Furniture, fixtures and equipment	—	104
	58,799	58,903
Accumulated depreciation	(5,268)	(3,841)
	$53,531	$55,062

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015 are as follows (in thousands):

2016	$1,403
2017	1,403
2018	1,403
2019	1,403
2020	1,403
Thereafter	108,010
Total minimum lease payments (1)	115,025
Less: Amount representing interest (2)	(99,449)
Present value of net minimum lease payments (3)	$15,576

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded $0.1 million in percentage rent during 2015, and zero in percentage rent during both 2014 and 2013.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2015 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2015, 2014 and 2013, certain of the Company’s hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2015	2014	2013
Number of hotels with ground, building and/or air leases (1)	8	9	10

Number of ground leases (1)	7	8	9
Number of building leases (2)	1	1	1
Number of air leases (1)	2	3	3
Total number of ground, building and air leases	10	12	13

(1)	Both 2014 and 2013 include ground and air leases related to the Doubletree Guest Suites Times Square. The Company sold its interests in the Doubletree Guest Suites Times Square in December 2015.

(2)	The building lease is considered by the Company to be a capital lease, as noted above.

At December 31, 2015, the ground, building and air leases mature in dates ranging from 2038 through 2097, excluding renewal options. One of the air leases requires a payment of $1.00 annually, which the Company has paid in full for the life of the lease. Total rent expense incurred pursuant to ground, building and air lease agreements for the years ended December 31, 2015, 2014 and 2013 was included in property tax, ground lease and insurance in the Company’s consolidated statements of operations as follows (in thousands):

	2015	2014	2013
Minimum rent, including straightline adjustments	$14,484	$14,999	$15,228
Percentage rent (1)	3,256	2,718	2,131
	$17,740	$17,717	$17,359

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2015, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility totaled $0.3 million for the year ended December 31, 2015, and $0.4 million for both of the years ended December 31, 2014 and 2013, and was included in corporate overhead expense.

Future minimum payments under the terms of the ground and air leases, as well as the sublease on the corporate facility, in effect at December 31, 2015 are as follows (in thousands):

2016	$7,273
2017	10,280
2018	10,235
2019	10,102
2020	10,119
Thereafter	331,713
Total	$379,722

Employment Agreements

As of December 31, 2015, the Company had employment agreements with certain executive employees, which expire in August 2016. The terms of the agreements stipulate payments of base salaries and bonuses. The Company’s approximate minimum future obligations under employment agreements through their expiration in August 2016 totaled $0.7 million as of December 31, 2015.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the performance of six months of service. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for both of the years ended December 31, 2015 and 2013, and $0.3 million for the year ended December 31, 2014, and were included in corporate overhead expense for the Company’s corporate employees and property general and administrative expense for the Company’s former BuyEfficient employees.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Property general and administrative expense on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.5 million for both of the years ended December 31, 2015 and 2014, and $1.1 million for the year ended December 31, 2013.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2015, approximately 25.7% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2015, the Company’s 29 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
Number of hotels	9	3	3	3
Percentage of total rooms	32%	8%	14%	13%
Percentage of total revenue for the year ended December 31, 2015	36%	8%	14%	12%

Other

The Company has provided customary unsecured environmental indemnities to certain lenders, as well as certain buyers of the Company’s properties. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the indemnified parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners or a claim against its environmental insurance policies.

At December 31, 2015, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2015.

The Company is subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of its hotels and Company matters. While it is not possible to ascertain the ultimate outcome of such matters, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on its financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

14. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
2015	$284,385	$339,267	$324,595	$300,933
2014	$243,483	$300,852	$307,783	$289,880

Operating income
2015	$17,668	$69,353	$52,274	$41,141
2014	$14,295	$55,886	$50,832	$35,730

Net income (loss)
2015	$1,203	$53,657	$63,084	$237,575
2014	$(3,496)	$43,535	$33,643	$14,257

Income (loss) attributable to common stockholders per share — basic and diluted
2015	$(0.02)	$0.23	$0.28	$1.12
2014	$(0.04)	$0.22	$0.14	$0.05

Income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

15. Subsequent Events

On January 29, 2016, the Company drew the total available funds of $100.0 million provided by an unsecured term loan agreement, and used the proceeds on February 1, 2016, combined with cash on hand, to repay the loan secured by the Boston Park Plaza, which had a balance of $114.2 million as of December 31, 2015. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. The Company entered into a forward swap agreement in December 2015 that fixes the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on the Company’s current leverage, the loan reflects a fixed rate of 3.653%. Following the repayment of the loan secured by the Boston Park Plaza in February 2016, the Company has 21 unencumbered hotels.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2015 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$114,215		$58,527	$170,589	$—	$51,424	$58,527	$222,013	$280,540	$18,681	2013	5-35
Courtyard by Marriott Los Angeles	—	(2)	—	8,446	—	13,185	—	21,631	21,631	10,016	1999	5-35
Embassy Suites Chicago	67,818		79	46,886	6,348	21,470	6,427	68,356	74,783	26,568	2002	5-35
Embassy Suites La Jolla	64,004		27,900	70,450	—	9,900	27,900	80,350	108,250	25,917	2006	5-35
Fairmont Newport Beach	—	(2)	—	65,769	11,000	34,442	11,000	100,211	111,211	34,087	2005	5-35
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	6,841	3,698	60,419	64,117	3,294	2013	5-35
Hilton North Houston	—		6,184	35,628	—	23,898	6,184	59,526	65,710	22,279	2002	5-35
Hilton San Diego Bayfront	225,407		—	424,992	—	9,591	—	434,583	434,583	37,731	2011	5-57
Hilton Times Square	84,994		—	221,488	—	25,131	—	246,619	246,619	80,578	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	7,997	14,040	74,347	88,387	5,353	2012	5-50
Hyatt Chicago Magnificent Mile	—	(2)	—	91,964	—	16,942	—	108,906	108,906	13,471	2012	5-40
Hyatt Regency Newport Beach	—	(2)	—	30,549	—	26,743	—	57,292	57,292	19,875	2002	5-35
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	19,313	116,140	150,743	266,883	14,749	2013	5-35
JW Marriott New Orleans	88,508		—	73,420	—	8,480	—	81,900	81,900	11,088	2011	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	37,718	51,598	207,956	259,554	60,889	2007	5-35
Marriott Houston	—		4,167	19,155	—	15,171	4,167	34,326	38,493	12,501	2002	5-35
Marriott Park City	—		2,260	17,778	—	15,331	2,260	33,109	35,369	13,278	1999	5-35
Marriott Philadelphia	—		3,297	29,710	—	10,566	3,297	40,276	43,573	16,042	2002	5-35
Marriott Portland	—	(2)	5,341	20,705	—	7,047	5,341	27,752	33,093	12,575	2000	5-35
Marriott Quincy	—	(2)	14,375	97,875	—	6,099	14,375	103,974	118,349	30,735	2007	5-35
Marriott Tysons Corner	—		3,897	43,528	(250)	16,336	3,647	59,864	63,511	24,363	2002	5-35
Wailea Beach Marriott Resort & Spa	—	(2)	119,707	194,137	—	140	119,707	194,277	313,984	8,345	2014	5-40
Renaissance Harborplace	—		25,085	102,707	—	22,689	25,085	125,396	150,481	42,779	2005	5-35
Renaissance Los Angeles Airport	—	(2)	7,800	52,506	—	7,029	7,800	59,535	67,335	17,663	2007	5-35
Renaissance Long Beach	—	(2)	10,437	37,300	—	18,902	10,437	56,202	66,639	17,750	2005	5-35
Renaissance Orlando at SeaWorld ®	73,615		—	119,733	30,716	35,735	30,716	155,468	186,184	52,219	2005	5-35
Renaissance Washington DC	121,919		14,563	132,800	—	43,062	14,563	175,862	190,425	57,211	2005	5-35
Renaissance Westchester (3)	—	(2)	5,751	17,069	—	19,100	5,751	36,169	41,920	6,851	2010	5-35
Sheraton Cerritos	—	(2)	—	24,737	—	7,763	—	32,500	32,500	10,849	2005	5-35
	$1,016,480		$494,846	$2,571,517	$47,814	$538,045	$542,660	$3,109,562	$3,652,222	$707,737

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(In thousands)

				Cost Capitalized		Gross Amount at
		Initial costs		Subsequent to Acquisition		December 31, 2015 (1)
			Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.	Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Investments in Other Real Estate
Land held for future development or sale	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—	1999	NA
	$—	$4,500	$—	$(4,312)	$—	$188	$—	$188	$—

(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.0 billion (unaudited) at December 31, 2015.
(2)	Hotel is pledged as collateral by the credit facility entered into in April 2015. As of December 31, 2015, the Company has no outstanding indebtedness under its credit facility.
(3)	Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties			Other Real Estate Investments
	2015	2014	2013	2015	2014	2013

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,807,607	$3,416,762	$2,801,963	$188	$188	$188
Additions during year:
Acquisitions	—	324,844	533,962	—	—	—
Improvements	86,615	66,001	80,923	—	—	—
Dispositions	(242,000)	—	(86)	—	—	—
Balance at the end of the year	$3,652,222	$3,807,607	$3,416,762	$188	$188	$188
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$625,020	$524,014	$439,446	$—	$—	$—
Depreciation	108,153	101,006	84,568	—	—	—
Retirement	(25,436)	—	—	—	—	—
Balance at the end of the year	$707,737	$625,020	$524,014	$—	$—	$—