Form 10-Q
period 2016-03-31
Sunstone Hotel Investors, Inc.
filed 2016-05-03
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

216,582,281 shares of Common Stock, $0.01 par value, as of April 29, 2016

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$396,669	$499,067
Restricted cash	68,313	76,180
Accounts receivable, net	46,311	32,024
Inventories	1,356	1,395
Prepaid expenses	12,778	10,879
Total current assets	525,427	619,545
Investment in hotel properties, net	3,243,975	3,229,010
Deferred financing fees, net	3,102	4,310
Other assets, net	9,286	10,386
Total assets	$3,781,790	$3,863,251
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,460	$30,193
Accrued payroll and employee benefits	18,911	28,023
Dividends payable	13,592	265,124
Other current liabilities	45,479	41,877
Current portion of notes payable, net	149,021	85,776
Total current liabilities	266,463	450,993
Notes payable, less current portion, net	929,390	1,010,819
Capital lease obligations, less current portion	15,575	15,575
Other liabilities	41,052	34,744
Total liabilities	1,252,480	1,512,131
Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized.
8.0% Series D Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, stated at liquidation preference of $25.00 per share	115,000	115,000
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	115,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 216,516,858 shares issued and outstanding at March 31, 2016 and 207,604,391 shares issued and outstanding at December 31, 2015	2,165	2,076
Additional paid in capital	2,535,141	2,458,889
Retained earnings	652,270	652,704
Cumulative distributions	(941,460)	(927,868)
Total stockholders’ equity	2,478,116	2,300,801
Noncontrolling interest in consolidated joint venture	51,194	50,319
Total equity	2,529,310	2,351,120
Total liabilities and equity	$3,781,790	$3,863,251

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES
Room	$187,297	$193,291
Food and beverage	71,234	72,184
Other operating	15,761	18,910
Total revenues	274,292	284,385
OPERATING EXPENSES
Room	51,044	53,842
Food and beverage	51,929	50,219
Other operating	4,056	5,131
Advertising and promotion	14,993	15,360
Repairs and maintenance	11,264	11,558
Utilities	7,514	8,985
Franchise costs	8,096	8,600
Property tax, ground lease and insurance	22,840	23,613
Property general and administrative	34,713	34,449
Corporate overhead	6,717	14,253
Depreciation and amortization	40,047	40,707
Total operating expenses	253,213	266,717
Operating income	21,079	17,668
Interest and other income	489	946
Interest expense	(20,010)	(17,326)
Loss on extinguishment of debt	(105)	—
Income before income taxes	1,453	1,288
Income tax provision	(237)	(85)
NET INCOME	1,216	1,203
Income from consolidated joint ventures attributable to noncontrolling interests	(1,650)	(2,181)
Preferred stock dividends	(2,766)	(2,300)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,200)	$(3,278)

COMPREHENSIVE INCOME	$1,216	$1,203
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,200)	$(3,278)
Basic and diluted per share amounts:
Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.02)
Basic and diluted weighted average common shares outstanding	212,887	206,600

Dividends declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series D		Series E		Common Stock					Interests in
	Number of		Number of		Number of		Additional	Retained	Cumulative	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Ventures	Total
Balance at December 31, 2015 (audited)	4,600,000	$115,000	—	$—	207,604,391	$2,076	$2,458,889	$652,704	$(927,868)	$50,319	$2,351,120
Net proceeds from sale of preferred stock	—	—	4,600,000	115,000	—	—	(4,016)	—	—	—	110,984
Deferred stock compensation, net	—	—	—	—	1,490,386	15	1,519	—	—	—	1,534
Issuance of common stock dividends declared in 2015 at $1.26 per share	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock dividends and dividends payable at $0.05 per share year to date	—	—	—	—	—	—	—	—	(10,826)	—	(10,826)
Series D preferred stock dividends and dividends payable at $0.50 per share year to date	—	—	—	—	—	—	—	—	(2,300)	—	(2,300)
Series E preferred stock dividends and dividends payable at $0.101354 per share year to date	—	—	—	—	—	—	—	—	(466)	—	(466)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Net income (loss)	—	—	—	—	—	—	—	(434)	—	1,650	1,216
Balance at March 31, 2016	4,600,000	$115,000	4,600,000	$115,000	216,516,858	$2,165	$2,535,141	$652,270	$(941,460)	$51,194	$2,529,310

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,216	$1,203
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	109	138
Gain on sale of assets, net	(7)	—
Loss on extinguishment of debt	105	—
Loss on derivatives, net	6,402	—
Depreciation	39,333	39,465
Amortization of franchise fees and other intangibles	773	2,049
Amortization of deferred financing fees	555	639
Amortization of deferred stock compensation	1,614	2,895
Changes in operating assets and liabilities:
Restricted cash	8,176	6,113
Accounts receivable	(14,396)	(16,818)
Inventories	39	68
Prepaid expenses and other assets	(1,729)	(1,768)
Accounts payable and other liabilities	7,691	17,406
Accrued payroll and employee benefits	(6,790)	(13,184)
Net cash provided by operating activities	43,091	38,206
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of other assets	7	—
Restricted cash — replacement reserve	(309)	(11,299)
Renovations and additions to hotel properties	(48,818)	(36,120)
Net cash used in investing activities	(49,120)	(47,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offering	115,000	—
Payment of preferred stock offering costs	(4,016)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,224)
Proceeds from note payable	100,000	—
Payments on notes payable	(117,558)	(5,875)
Payments of deferred financing costs	(78)	(10)
Dividends paid	(186,301)	(39,345)
Distributions to noncontrolling interests	(775)	(1,457)
Net cash used in financing activities	(96,369)	(55,911)
Net decrease in cash and cash equivalents	(102,398)	(65,124)
Cash and cash equivalents, beginning of period	499,067	222,096
Cash and cash equivalents, end of period	$396,669	$156,972
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,455	$15,240
Cash paid (refunds received) for income taxes, net	$204	$(647)
NONCASH INVESTING ACTIVITY
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$5,844	$3,808
Amortization of deferred stock compensation — construction activities	$239	$165
NONCASH FINANCING ACTIVITY
Issuance of common stock dividends	$78,823	$37,349
Dividends payable	$13,592	$12,734

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels. As of March 31, 2016, the Company had interests in 29 hotels (the “29 hotels”) held for investment, and the Company’s third-party managers included the following:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 23, 2016.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

Adjustment of Previously Issued Financial Statements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU No. 2016-09 will become effective during the first quarter of 2017, with early adoption permitted, and will require a modified retrospective approach. The Company chose to early adopt ASU No. 2016-09 effective January 1, 2016. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. In addition, pursuant to employee statutory withholding obligations, the Company may repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory tax rate in the employee’s applicable jurisdictions.

In accordance with the transition provisions of the new guidance, the Company adjusted items on its consolidated balance sheet, consolidated statement of equity and consolidated statement of cash flows. The following financial statement line items have been adjusted on the Company’s consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2015 in order to reverse the effects of forfeitures recognized in prior years, and on the consolidated statement of cash flows for the three months ended March 31, 2015 to reclassify the repurchase of employee common stock for employee withholding obligations from an operating activity to a financing activity (in thousands):

		Effect of Change in
	As Originally Reported	Accounting Principle	As Adjusted
		(unaudited)	(unaudited)
Consolidated Balance Sheet and Consolidated Statement of Equity as of December 31, 2015 (audited):
Additional paid in capital	$2,458,735	$154	$2,458,889
Retained earnings	$652,858	$(154)	$652,704

Consolidated Statement of Cash Flows for the three months ended March 31, 2015 (unaudited):
Accounts payable and other liabilities	$8,182	$9,224	$17,406
Net cash provided by operating activities	$28,982	$9,224	$38,206
Repurchase of common stock for employee withholding obligations	$—	$(9,224)	$(9,224)
Net cash used in financing activities	$(46,687)	$(9,224)	$(55,911)

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

 Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.1 million at both March 31, 2016 and December 31, 2015.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When the Company acquires a hotel property or other entity, the Company uses all available information to make these fair value determinations, and engages an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of a hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of both March 31, 2016 and December 31, 2015, the Company had no hotels or other assets held for sale.

Deferred Financing Fees

Deferred financing fees consist of loan fees and other financing costs related to the Company’s outstanding indebtedness and credit facility commitments. Deferred financing fees associated with a loan are presented on the balance sheet as a deduction from the corresponding loan liability. Deferred financing fees associated with the Company’s credit facility, and any undrawn unsecured term loans, are presented on the balance sheet as an asset. All deferred financing fees are amortized to interest expense over the terms of the related debt or commitment. If a loan is refinanced or paid before its maturity, any unamortized deferred financing costs will generally be expensed unless specific rules are met that would allow for the carryover of such costs to the refinanced debt.

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

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2016 and 2015, distributed earnings representing nonforfeitable dividends of $60,000 and $58,000, respectively, were allocated to the participating securities. For the three months ended March 31, 2016 and 2015, there were no undistributed earnings representing nonforfeitable dividends allocated to the participating securities.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Numerator:
Net income	$1,216	$1,203
Income from consolidated joint ventures attributable to noncontrolling interests	(1,650)	(2,181)
Preferred stock dividends	(2,766)	(2,300)
Dividends paid on unvested restricted stock compensation	(60)	(58)
Numerator for basic and diluted loss attributable to common stockholders	$(3,260)	$(3,336)
Denominator:
Weighted average basic and diluted common shares outstanding	212,887	206,600
Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.02)

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three months ended March 31, 2016 and 2015, as their inclusion would have been anti-dilutive.

Goodwill

The Company follows the requirements of the Intangibles — Goodwill and Other Topic of the FASB ASC, which states that goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. As a result, the carrying value of goodwill allocated to hotel properties and other assets is reviewed at least annually for impairment. In addition, when facts and circumstances suggest that the Company’s goodwill may be impaired, an interim evaluation of goodwill is prepared. Such review entails comparing the carrying value of the individual hotel property or other asset (the reporting unit) including the allocated goodwill to the fair value determined for that reporting unit (see Note 4 for detail on the Company’s valuation methodology). If the aggregate carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired to the extent of the difference between the fair value and the aggregate carrying value, not to exceed the carrying amount of the allocated goodwill. The Company includes goodwill with other assets, net on its consolidated balance sheets, and the annual impairment evaluation is performed each year as of December 31.

Noncontrolling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of shareholders’ equity, noncontrolling interests and total equity.

At both March 31, 2016 and December 31, 2015, the noncontrolling interest reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. During the three months ended March 31, 2015, noncontrolling interests recorded in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square. The Company sold its interests in the Doubletree Guest Suites Times Square in December 2015.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Land	$542,660	$542,660
Buildings and improvements	3,130,034	3,109,562
Furniture, fixtures and equipment	491,464	480,832
Intangibles	45,365	45,249
Franchise fees	1,082	1,082
Construction in process	121,724	97,974
Investment in hotel properties, gross	4,332,329	4,277,359
Accumulated depreciation and amortization	(1,088,354)	(1,048,349)
Investment in hotel properties, net	$3,243,975	$3,229,010

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of March 31, 2016 and December 31, 2015, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during the three months ended March 31, 2016 and 2015.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. The Company did not identify any properties or other assets with indicators of goodwill impairment during the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2016 (unaudited):
Interest rate cap derivatives	$1	$—	$1	$—
Life insurance policy (1)	985	—	985	—
Total assets measured at fair value at March 31, 2016	$986	$—	$986	$—
December 31, 2015:
Interest rate cap derivatives	$1	$—	$1	$—
Interest rate swap derivative	759	—	759	—
Life insurance policy (1)	964	—	964	—
Total assets measured at fair value at December 31, 2015	$1,724	$—	$1,724	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2016 (unaudited):
Interest rate swap derivative	$6,080	$—	$6,080	$—
Retirement benefit agreement (1)	985	—	985	—
Total liabilities measured at fair value at March 31, 2016	$7,065	$—	$7,065	$—

December 31, 2015:
Interest rate swap derivative	$437	$—	$437	$—
Retirement benefit agreement (1)	964	—	964	—
Total liabilities measured at fair value at December 31, 2015	$1,401	$—	$1,401	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in 10 annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through March 31, 2016, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2016 (unaudited) and December 31, 2015 (in thousands):

							Estimated Fair Value Asset (Liability)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2016	2015
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$112,454	$1	$1
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	$(2,072)	$759
$100.0 million term loan (2)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	$(4,008)	$(437)
							$(6,079)	$323

(1)	The fair value of the Hilton San Diego Bayfront cap agreement is included in other assets, net on the accompanying consolidated balance sheets.
(2)

The fair values of both the $85.0 million term loan and the $100.0 million term loan swap agreements are included in other liabilities on the Company’s consolidated balance sheets. The 1-month LIBOR rate related to the $85.0 million term loan was swapped to a fixed rate of 1.591%. The 1-month LIBOR rate related to the $100.0 million term loan was swapped to a fixed rate of 1.853%.

Changes in the fair values of the Company’s interest rate derivatives resulted in increases to interest expense for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Loss on derivatives, net	$6,402	$—

Fair Value of Debt

As of March 31, 2016 and December 31, 2015, 79.3% and 79.5%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $1.1 billion as of both March 31, 2016 and December 31, 2015. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $1.1 billion as of both March 31, 2016 and December 31, 2015.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Property and equipment, net	$1,185	$1,341
Land held for development	188	188
Goodwill	990	990
Deferred expense on straightlined third-party tenant leases	3,619	3,336
Interest rate derivatives	1	760
Other receivables	1,658	2,201
Other	1,645	1,570
Total other assets, net	$9,286	$10,386

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Cost basis	$10,782	$10,785
Accumulated depreciation	(9,597)	(9,444)
Property and equipment, net	$1,185	$1,341

6. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from July 2016 through January 2025. The notes are collateralized by first deeds of trust on seven hotel properties at March 31, 2016, and eight hotel properties at December 31, 2015.	$674,265	$791,073
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	224,657	225,407
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, reflecting an interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, reflecting an interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	—
Total notes payable	$1,083,922	$1,101,480

Current portion of notes payable	$150,170	$86,840
Less: current portion of deferred financing fees	(1,149)	(1,064)
Carrying value of current portion of notes payable	$149,021	$85,776

Notes payable, less current portion	$933,752	$1,014,640
Less: long-term portion of deferred financing fees	(4,362)	(3,821)
Carrying value of notes payable, less current portion	$929,390	$1,010,819

Notes Payable Transactions - 2016

In January 2016, the Company drew the total available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. The Company entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on the Company’s current leverage, the loan bears interest at a rate of 3.653%.

Deferred Financing Fees

During the three months ended March 31, 2016, the Company incurred a $0.1 million loss on extinguishment of debt related to the accelerated amortization of deferred financing fees due to the early repayment of the loan secured by the Boston Park Plaza.

During the three months ended March 31, 2016, the Company paid $0.1 million in deferred financing fees related to its new $100.0 million unsecured term loan.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$13,053	$16,687
Loss on derivatives, net	6,402	—
Amortization of deferred financing fees	555	639
Total interest expense	$20,010	$17,326

7. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Property, sales and use taxes payable	$20,303	$17,988
Income tax payable	489	470
Accrued interest	3,537	3,012
Advance deposits	14,905	12,727
Management fees payable	1,030	3,001
Other	5,215	4,679
Total other current liabilities	$45,479	$41,877

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Interest rate swap derivatives	6,080	437
Accrued income tax	1,610	1,596
Deferred revenue	5,815	5,881
Deferred rent	17,773	17,191
Deferred incentive management fees	181	—
Other	2,593	2,639
Total other liabilities	$41,052	$34,744

8. Stockholders’ Equity

Series D Cumulative Redeemable Preferred Stock

In April 2016, the Company redeemed all 4,600,000 shares of its 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date (see Note 11).

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. In conjunction with the offering, the Company incurred $4.0 million in preferred offering costs. On or after March 11, 2021, the Series E preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during either 2015 or the three months ended March 31, 2016. As of March 31, 2016, the Company has $128.4 million available for sale under the Agreements.

9. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

As discussed in Note 2, the Company chose to early adopt ASU No. 2016-09 effective January 1, 2016. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$1,614	$4,432

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer.

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During both the three months ended March 31, 2016 and 2015, these capitalized costs totaled $0.2 million.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the options is $17.71 per share.

10. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.5% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic and incentive management fees incurred by the Company during the three months ended March 31, 2016 and 2015 were included in property general and administrative expense on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Basic management fees	$7,667	$7,822
Incentive management fees	1,704	1,289
Total basic and incentive management fees	$9,371	$9,111

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

Total license and franchise costs incurred by the Company during the three months ended March 31, 2016 and 2015 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Franchise assessments (1)	$5,813	$6,087
Franchise royalties	2,283	2,513
Total franchise costs	$8,096	$8,600

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At March 31, 2016, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2016 totaled $80.7 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(5,635)	(5,268)
Net capital lease asset - buildings and improvements	$53,164	$53,531

Future minimum lease payments under the Company’s capital lease together with the present value of the net minimum lease payments as of March 31, 2016 are as follows (in thousands):

2016	$1,403
2017	1,403
2018	1,403
2019	1,403
2020	1,403
Thereafter	107,661
Total minimum lease payments (1)	114,676
Less: Amount representing interest (2)	(99,100)
Present value of net minimum lease payments (3)	$15,576

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. For the three months ended March 31, 2016 and 2015, no percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of March 31, 2016 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2016 and 2015 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Minimum rent, including straightline adjustments	$2,396	$3,697
Percentage rent (1)	2,060	818
Total	$4,456	$4,515

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.1 million for both the three months ended March 31, 2016 and 2015.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2016, the Company’s 29 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	9	3	3	3
Percentage of total rooms	32%	8%	14%	13%
Percentage of total consolidated revenue during the past 12 months	36%	7%	14%	12%

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

At March 31, 2016, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2016.

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

11. Subsequent Events

On April 6, 2016, the Company redeemed all 4,600,000 shares of its Series D preferred stock at a price equal to $25.00 per share, using proceeds received from its March 2016 issuance of 4,600,000 shares of Series E preferred stock. After the redemption date, the Company has no outstanding shares of Series D preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series D preferred stock was a redemption in full, trading of the Series D preferred stock on the New York Stock Exchange ceased on the April 6, 2016 redemption date.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2016, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•

general economic and business conditions, including a U.S. recession or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for eight of the 29 hotels held for investment as of March 31, 2016;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a legal entity that directly or indirectly owns real estate assets. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their REIT taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own primarily urban, upper upscale hotels in the United States. As of March 31, 2016, we had interests in 29 hotels, which are currently held for investment (the “29 hotels”). Of the 29 hotels, we classify 26 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 29 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt, Fairmont and Sheraton, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2016, the hotels comprising our 29 hotel portfolio average 477 rooms in size.

Our mission is to create meaningful value for our stockholders by producing superior long-term returns. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to employ a balanced, cycle-appropriate corporate strategy. Our strategy over the next several years, during what we believe will be the mature phase of the lodging cycle, is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility through the current cycle peak. We believe if we are successful in executing on this strategy, we will position the Company to create value during the next cyclical trough.

2016 Year-To-Date Highlights

In January 2016, we drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. We entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage, the loan bears interest at a rate of 3.653%.

In March 2016, we issued 4,600,000 shares of 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. On or after March 11, 2021, the Series E preferred stock will be redeemable at our option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

In April 2016, using the net proceeds from the offering of the Series E preferred stock and cash on hand, we redeemed all 4,600,000 shares of 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes 28 hotels, and is comprised of our total portfolio with the exception of the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss), excluding: noncontrolling interests; interest expense; provision for income taxes, including income taxes applicable to the sale of assets; and depreciation and amortization;

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition revenue and tenant revenue derived from hotel space leased by third parties, as well as operating revenue from our electronic purchasing platform, “BuyEfficient,” prior to its sale in September 2015.

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

•

Property general and administrative expense, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, management fees, and other costs. Additionally, this category includes general and administrative expenses from BuyEfficient prior to its sale in September 2015;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, acquisition and due diligence costs, legal expenses, contract and professional fees, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to furniture, fixtures and equipment (“FF&E”) for both our corporate office and BuyEfficient, as well as BuyEfficient’s intangible assets prior to its sale in September 2015.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the 11.0% preferred equity investment we received from the buyer in conjunction with our 2013 sale of four hotels and a laundry facility in Rochester, Minnesota (the “Preferred Equity Investment”) prior to its sale in July 2015, as well as any energy rebates we have received or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligation, gains or losses on derivatives, amortization of deferred financing fees, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing fees, along with any costs incurred;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends, which includes dividends earned on our 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) until their redemption in April 2016, as well as dividends earned on our Series E preferred stock issued in March 2016.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2015, Comparable Portfolio RevPAR increased 5.7% as compared to 2014, with a 50 basis point increase in portfolio occupancy. These improving demand trends continued, albeit it at a slower pace, in the first three months of 2016. As a result, our first quarter Comparable Portfolio RevPAR increased 1.5% in 2016 even as occupancy decreased 100 basis points as compared to the first quarter of 2015.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and therefore drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in New York City, Washington DC and Chicago where there are currently higher-than-average supplies of new hotel room openings.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index decreased 140 basis points during the first three months of 2016 as compared to the same period in 2015. The decrease in our Comparable Portfolio RevPAR index was due in part to decreased earnings generated in the first quarter of 2016 by our Chicago hotels due to a weak market in this area and by our San Diego hotels due to higher costs as compared to the first quarter of 2015, combined with a loss of airline crews at our Houston hotels and renovation-related revenue disruption at the Marriott Philadelphia.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2016 and 2015, including the amount and percentage change in the results between the two periods. The table presents the results of operations included in the consolidated statements of operations and comprehensive income, and includes the 29 hotels (13,850 rooms) as of March 31, 2016 and 30 hotels (14,306 rooms) as of March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$187,297	$193,291	$(5,994)	(3.1)%
Food and beverage	71,234	72,184	(950)	(1.3)%
Other operating	15,761	18,910	(3,149)	(16.7)%
Total revenues	274,292	284,385	(10,093)	(3.5)%
OPERATING EXPENSES
Hotel operating	171,736	177,308	(5,572)	(3.1)%
Property general and administrative	34,713	34,449	264	0.8%
Corporate overhead	6,717	14,253	(7,536)	(52.9)%
Depreciation and amortization	40,047	40,707	(660)	(1.6)%
Total operating expenses	253,213	266,717	(13,504)	(5.1)%
Operating income	21,079	17,668	3,411	19.3%
Interest and other income	489	946	(457)	(48.3)%
Interest expense	(20,010)	(17,326)	(2,684)	(15.5)%
Loss on extinguishment of debt	(105)	—	(105)	(100.0)%
Income before income taxes	1,453	1,288	165	12.8%
Income tax provision	(237)	(85)	(152)	(178.8)%
NET INCOME	1,216	1,203	13	1.1%
Income from consolidated joint ventures attributable to noncontrolling interests	(1,650)	(2,181)	531	24.3%
Preferred stock dividends	(2,766)	(2,300)	(466)	(20.3)%
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,200)	$(3,278)	$78	2.4%

Operating Statistics.  The following table includes comparisons of the key operating metrics for both our Total and Comparable Portfolios.

	Three Months Ended March 31,
	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	77.9%	$190.68	$148.54	79.1%	$186.52	$147.54	(120)	bps	2.2%	0.7%
Comparable Portfolio	77.4%	$185.62	$143.67	78.4%	$180.59	$141.58	(100)	bps	2.8%	1.5%

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as BuyEfficient (which we sold in September 2015) and the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by any acquisitions or dispositions, as well as by those hotels that we classify as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

Historically, we have adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense does not reflect the underlying performance of our hotels.

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

•

Ground rent adjustments: we exclude the noncash expense incurred from straightlining our ground lease obligations as this expense does not reflect the underlying performance of our hotels. We do however, include an adjustment for the cash ground lease expense recorded on the Hyatt Chicago Magnificent Mile’s building lease. Upon acquisition of this hotel, we determined that the building lease was a capital lease, and, therefore, we include a portion of the capital lease payment each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the operating performance of the Hyatt Chicago Magnificent Mile.

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

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income	$1,216	$1,203
Operations held for investment:
Depreciation and amortization	40,047	40,707
Amortization of lease intangibles	63	1,028
Interest expense	20,010	17,326
Income tax provision	237	85
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(1,650)	(2,181)
Depreciation and amortization	(865)	(847)
Interest expense	(413)	(378)
EBITDA	58,645	56,943

Operations held for investment:
Amortization of deferred stock compensation	1,614	2,895
Amortization of favorable and unfavorable contracts, net	(4)	(221)
Noncash straightline lease expense	488	504
Capital lease obligation interest — cash ground rent	(351)	(351)
Gain on sale of assets, net	(7)	—
Loss on extinguishment of debt	105	—
Prior year property tax adjustments and fees	(97)	(188)
Property-level restructuring, severance and management transition costs	1,560	683
Lease termination costs	—	300
Costs associated with CEO severance	—	5,257
Noncontrolling interests:
Noncash straightline lease expense	(113)	(113)
	3,195	8,766
Adjusted EBITDA	$61,840	$65,709

Adjusted EBITDA was $61.8 million and $65.7 million for the three months ended March 31, 2016 and 2015, respectively. Adjusted EBITDA decreased $3.9 million in the first quarter of 2016 primarily due to the sales of BuyEfficient and the Doubletree Guest Suites Times Square in September 2015 and December 2015, respectively, combined with decreased earnings generated by our Chicago hotels due to a weak market in this area and by our San Diego hotels due to higher costs. Partially offsetting this decrease, amortization of deferred stock compensation decreased during the first quarter of 2016 as compared to the same period in 2015 as we recognized an additional $1.6 million in deferred stock compensation during 2015 related to CEO severance. The effect of this decrease in deferred stock compensation expense was partially mitigated by a reclassification of a portion of the expense related to deferred stock compensation.

We believe that the presentation of FFO attributable to common stockholders provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified noncash items such as real estate depreciation and amortization, amortization of lease intangibles, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. Our presentation of FFO attributable to common stockholders conforms to the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of “FFO applicable to common shares.” Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. The amortization of favorable and unfavorable contracts does not reflect the underlying performance of our hotels.

•	Noncash ground rent adjustments: we exclude the noncash expense incurred from straightlining our ground lease obligations as this expense does not reflect the underlying performance of our hotels.

•

Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash gains or losses on our derivatives. We believe that these items are not reflective of our ongoing finance costs.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income	$1,216	$1,203
Preferred stock dividends	(2,766)	(2,300)
Operations held for investment:
Real estate depreciation and amortization	39,893	40,310
Amortization of lease intangibles	63	1,028
Gain on sale of assets, net	(7)	—
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(1,650)	(2,181)
Real estate depreciation and amortization	(865)	(847)
FFO attributable to common stockholders	35,884	37,213

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	(4)	(221)
Noncash straightline lease expense	488	504
Noncash interest related to loss on derivatives, net	6,402	—
Loss on extinguishment of debt	105	—
Prior year property tax adjustments and fees	(97)	(188)
Property-level restructuring, severance and management transition costs	1,560	683
Lease termination costs	—	300
Costs associated with CEO severance	—	5,257
Amortization of deferred stock compensation associated with CEO severance	—	1,623
Noncontrolling interests:
Noncash straightline lease expense	(113)	(113)
	8,341	7,845
Adjusted FFO attributable to common stockholders	$44,225	$45,058

Adjusted FFO attributable to common stockholders was $44.2 million and $45.1 million for the three months ended March 31, 2016 and 2015, respectively. Adjusted FFO attributable to common stockholders decreased $0.8 million in the first quarter of 2016 primarily due to the sales of BuyEfficient and the Doubletree Guest Suites Times Square in September 2015 and December 2015, respectively, combined by decreased earnings generated by our Chicago hotels due to a weak market in this area, and by our San Diego hotels due to higher costs. These decreases in earnings were partially offset by a decrease in interest expense on our debt and capital lease obligations due to our 2015 repayments of six separate mortgages and refinancing of one mortgage with a lower interest rate unsecured term loan, as well as our refinancing of another mortgage with a lower interest rate unsecured term loan during the first quarter of 2016.

Room revenue. Room revenue decreased $6.0 million, or 3.1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Room revenue generated by the 29 hotels (our “existing portfolio”), increased $3.7 million during the first quarter of 2016 as compared to the same period in 2015 due to an increase in ADR ($6.5 million), partially offset by a decrease in occupancy ($2.8 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Francisco (primarily due to the Super Bowl, which took place in the San Francisco Bay Area during the first quarter of 2016), Los Angeles, Orange County and Orlando. The decrease in occupancy was caused by 2,109 fewer group room nights combined with 146 fewer transient room nights, primarily due to a weak Chicago market, room renovations at the Boston Park Plaza, and to a lesser extent at the Wailea Beach Marriott Resort & Spa and the Marriott Philadelphia, combined with the loss of airline crew business in Houston. In addition, room nights decreased due to the Easter holiday occurring during the first quarter of 2016 as compared to the holiday occurring during the second quarter in 2015.

During both the first quarters of 2016 and 2015, the largest renovation impact to room revenue occurred at the Boston Park Plaza. During the first quarter of 2016, 4,377 room nights were out of service, displacing approximately $0.8 million in room revenue based on the hotel achieving a potential 60.5% occupancy rate and RevPAR of $88.40 without the renovation. During the first quarter of 2015, 12,535 room nights were out of service at the Boston Park Plaza, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation.

The increase in our existing portfolio’s room revenue was offset by the one hotel we sold in 2015, the Doubletree Guest Suites Times Square, which generated $9.7 million in room revenue during the first quarter of 2015.

Food and beverage revenue. Food and beverage revenue decreased $1.0 million, or 1.3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Food and beverage revenue generated by our existing portfolio decreased $0.2 million during the first quarter of 2016 as compared to the same period in 2015 primarily due to decreased banquet revenue caused by the decrease in group room nights, partially offset by an increase in outlet revenue at the Boston Park Plaza, whose restaurants were closed for renovation during the first quarter of 2015.

In addition food and beverage revenue decreased during the first quarter of 2016 as compared to the same period in 2015 as the Doubletree Guest Suites Times Square generated $0.8 million in food and beverage revenue during the first quarter of 2015.

Other operating revenue. Other operating revenue decreased $3.1 million, or 16.7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Other operating revenue in our existing portfolio increased $0.3 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to increases in parking revenue, resort fees, cancellation revenue and tenant lease revenue, partially offset by decreased telephone/internet revenue.

The increase in other operating revenue in our existing portfolio was offset by $1.6 million in other operating revenue generated by the Doubletree Guest Suites Times Square during the first quarter of 2015. In addition, we sold BuyEfficient in September 2015. BuyEfficient generated $1.8 million in other operating revenue during the first quarter of 2015.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $5.6 million, or 3.1%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Hotel operating expenses in our existing portfolio increased $5.1 million during the three months ended March 31, 2016 as compared to the same period in 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue and parking revenue. In addition, hotel operating expenses in our existing portfolio increased in the first quarter of 2016 as compared to the same period in 2015 due to the following increased expenses: food and beverage due to $1.5 million in severance incurred at several hotels in conjunction with the elimination of various outlets and banquet areas; advertising and promotion due to increased hotel sales and marketing departmental payroll and related expenses; repairs and maintenance due to $0.1 million in severance incurred at one of our hotels; property taxes due to increased assessments received at our Chicago hotels combined with increased appeal fees at many of our hotels; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues as well as the expiration of a rent credit given to the Hilton San Diego Bayfront by the Port of San Diego. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities and insurance expenses.

The increase in hotel operating expenses in our existing portfolio was offset by $10.7 million in hotel operating expenses generated by the Doubletree Guest Suites Times Square during the first quarter of 2015.

Property general and administrative expense.  Property general and administrative expense increased $0.3 million, or 0.8%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Property general and administrative expense in our existing portfolio increased $2.9 million during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to increases in the following expenses caused by higher room revenue:  payroll and related expenses; management fees; credit and collection expenses; and supplies. In addition, contract and professional fees increased due to our hiring a firm that specializes in productivity to analyze our hotels’ operating effectiveness. Partially offsetting these increased expenses, legal expenses decreased in the first quarter of 2016 as compared to the same period in 2015 primarily due to $0.3 million in lease termination costs recorded in 2015 at one of our hotels.

The increase in property general and administrative expense in our existing portfolio was partially offset by $1.2 million in expenses generated by the Doubletree Guest Suites Times Square as well as $1.4 million in expenses generated by BuyEfficient during the first quarter of 2015.

Corporate overhead expense.  Corporate overhead expense decreased $7.5 million, or 52.9%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to decreased payroll and related expenses ($6.1 million), deferred stock compensation expense ($1.2 million), employee relations expense ($0.1 million) and legal expense ($0.1 million). The decreases in payroll and related costs and deferred stock compensation expense were primarily due to $6.9 million in costs recognized in January 2015 related to the departure of our former chief executive officer.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $0.7 million, or 1.6%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Depreciation and amortization expense in our existing portfolio increased $1.2 million during the three months ended March 31, 2016 as compared to the same period in 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio. Partially offsetting this increase, depreciation and amortization in our existing portfolio decreased in the first quarter of 2016 as compared to the same period in 2015 as we wrote-off a $0.3 million in-place lease intangible asset in the first quarter of 2015 due to the termination of a tenant lease at one of our hotels.

The increase in depreciation and amortization expense in our existing portfolio was offset by $1.6 million in expense generated by the Doubletree Guest Suites Times Square as well as $0.3 million in expense generated by BuyEfficient during the first quarter of 2015.

Interest and other income.  Interest and other income totaled $0.5 million for the three months ended March 31, 2016, and $0.9 million for the three months ended March 31, 2015. In the first quarter of 2016, we recognized $0.3 million in interest and miscellaneous income and $0.2 million in energy rebates due to energy efficient renovations at our hotels. In the first quarter of 2015, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels, and $0.1 million in other interest and miscellaneous income.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense on debt and capital lease obligations	$13,053	$16,687
Loss on derivatives, net	6,402	—
Amortization of deferred financing fees	555	639
	$20,010	$17,326

Interest expense increased $2.7 million, or 15.5%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in interest expense in the first quarter of 2016 as compared to the same period in 2015 is due to the $6.4 million loss we recorded on the interest rate derivative agreements related to our two unsecured term loans. This increase in interest expense in the first quarter of 2016 as compared to the same period in 2015 was partially offset by a decrease in expense on our debt and capital lease obligations ($3.6 million), resulting from lower balances due to monthly amortization, loan repayments during 2015 and 2016, and lower interest rates from our 2015 debt transactions, combined with a decrease in amortization of deferred financing fees ($0.1 million).

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.42% and 4.50% at March 31, 2016 and 2015, respectively. Approximately 79.3% and 71.6% of our outstanding notes payable had fixed interest rates at March 31, 2016 and 2015, respectively.

For information regarding our 2016 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.1 million and zero for the three months ended March 31, 2016 and 2015, respectively. During the first quarter of 2016, we recognized a loss on extinguishment of debt of $0.1 million related to our repayment of debt secured by the Boston Park Plaza.

Income tax provision. Income tax provision totaled $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectfully. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the first quarter of 2016, we recognized combined federal and state income tax expense of $0.2 million based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities. During the first quarter of 2015, we recognized combined federal and state income tax expense of $0.1 million based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint ventures attributable to noncontrolling interests. Income from consolidated joint ventures attributable to noncontrolling interests totaled $1.7 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three months ended March 31, 2016 and 2015 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.7 million and $2.2 million during the first quarter of 2016 and 2015, respectively. In addition, prior to our sale of the Doubletree Guest Suites Times Square in December 2015,

income from consolidated joint ventures attributable to noncontrolling interests includes a nominal amount of preferred dividends earned by preferred investors in the entity that owns the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends.  Preferred stock dividends totaled $2.8 million for the three months ended March 31, 2016, and $2.3 million for the three months ended March 31, 2015. During both the first quarters of 2016 and 2015, we recognized $2.3 million of preferred stock dividends accrued on our Series D preferred stock. We redeemed all 4,600,000 shares of our Series D preferred stock in April 2016. In March 2016, we issued 4,600,000 shares of Series E preferred stock, causing us to recognize $0.5 million of preferred dividends accrued on our Series E preferred stock during the first quarter of 2016.

Investing Activities

Acquisitions. We did not acquire any hotels or other assets during either the three months ended March 31, 2016 or 2015. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions may be funded by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from strategic sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square. However, in light of our current financial objectives, we expect to fund any near term acquisitions, if any, with a greater proportion of equity capital than debt capital.

Dispositions. We did not dispose of any hotels or other assets during either the three months ended March 31, 2016 or 2015. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

Renovations. We invested $48.8 million and $36.1 million in capital improvements to our hotel portfolio during the three months ended March 31, 2016 and 2015, respectively. Consistent with our strategy, during the first quarter of 2016 and the year ended December 31, 2015, we undertook major renovations, repositionings and ordinary course rooms and public space renovations, most significantly at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. As a result, we incurred room revenue disruption of approximately $0.8 million and $1.3 million during the three months ended March 31, 2016 and 2015, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sale of the Doubletree Guest Suites Times Square in December 2015, our term loan agreement drawn in January 2016 and our preferred stock offering in March 2016. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $43.1 million for the three months ended March 31, 2016 as compared to $38.2 million for the three months ended March 31, 2015. The net increase to cash provided by operating activities during the first quarter of 2016 was primarily due to cash generated by our hotels, combined with the release of restricted lender reserves upon our repayment of the loan secured by the Boston Park Plaza. The increase in net cash provided by operating activities during the first quarter of 2015 was primarily due to cash generated by our hotels, including additional cash generated by our newly renovated Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hyatt Regency San Francisco and Renaissance Long Beach hotels. These increases were partially offset by decreased cash generated by the Boston Park Plaza, which was undergoing a major renovation during the first quarter of 2015.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first three months of 2016 as compared to the first three months of 2015 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Proceeds from sales of other assets	$7	$—
Restricted cash — replacement reserve	(309)	(11,299)
Renovations and additions to hotel properties	(48,818)	(36,120)
Net cash used in investing activities	$(49,120)	$(47,419)

Net cash used in investing activities was $49.1 million during the first quarter of 2016 as compared to $47.4 million for the same period in 2015. During the first quarter of 2016, we increased our restricted cash replacement reserve accounts by $0.3 million and paid $48.8 million for renovations and additions to our portfolio. These cash outflows were slightly offset by $7,000 received from the sale of surplus FF&E.

During the first quarter of 2015, we increased our restricted cash replacement reserve accounts by $11.3 million, and paid $36.1 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2016 as compared to the first three months of 2015 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Proceeds from preferred stock offering	$115,000	$—
Payment of preferred stock offering costs	(4,016)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,224)
Proceeds from note payable	100,000	—
Payments on notes payable	(117,558)	(5,875)
Payments of deferred financing costs	(78)	(10)
Dividends paid	(186,301)	(39,345)
Distributions to noncontrolling interests	(775)	(1,457)
Net cash used in financing activities	$(96,369)	$(55,911)

Net cash used in financing activities was $96.4 million for the first quarter of 2016 as compared to $55.9 million for the first quarter of 2015. Net cash used in financing activities during the first quarter of 2016 consisted of the following cash outflows: $2.6 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $117.6 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza and $3.4 million in principal payments on our notes payable; $0.1 million in deferred financing costs related to our new $100.0 million unsecured term loan; $186.3 million in dividends to our common and preferred stockholders; and $0.8 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by $111.0 million in net proceeds received from the issuance of our Series E preferred stock, and $100.0 million in proceeds received from our new unsecured term loan.

Net cash used in financing activities during the first quarter of 2015 consisted of the following cash outflows: $9.2 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $5.9 million in principal payments on our notes payable; $10,000 in deferred financing costs related to the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $39.3 million in dividends to our common and preferred stockholders; and $1.5 million in distributions to the noncontrolling interests in our hotels.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common stock, the redemption of our Series D preferred stock in April 2016 and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund acquisitions largely through the issuance of equity, provided that our stock price is at an attractive level, or by proceeds received from strategic sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the equity distribution agreements we entered into in February 2014. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through March 31, 2016, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the agreements, leaving $128.4 million available for sale under the agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of March 31, 2016, our unrestricted cash balance was $396.7 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand.

Debt. As of March 31, 2016, we had $1.1 billion of consolidated debt, $465.0 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of March 31, 2016 is approximately 4 years, and 79.3% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.87%. Including our variable-rate debt obligations based on the variable rates at March 31, 2016, the weighted average interest rate on our debt is 4.42%.

As of March 31, 2016, all of our outstanding debt had fixed interest rates, except the $224.7 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2017. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of March 31, 2016, we have two unsecured corporate-level term loans. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our 2016 year-to-date debt transactions is discussed below.

In January 2016, we drew down $100.0 million in funds available from a term loan agreement under our credit facility, and used the proceeds, combined with cash on hand in February 2016 to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, in December 2015, we entered into a forward swap agreement that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage, the loan bears interest at a rate of 3.653%.

We may in the future seek to obtain mortgages on one or all of our 21 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility entered into in April 2015. Our 21 unencumbered hotels include: Boston Park Plaza, Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hilton North Houston, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Houston, Marriott Park City, Marriott Philadelphia, Marriott Portland, Marriott Quincy, Marriott Tysons Corner, Wailea Beach Marriott Resort & Spa, Renaissance Harborplace, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Westchester and Sheraton Cerritos. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of March 31, 2016 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,083,922	$150,170	$197,726	$306,784	$429,242
Interest obligations on notes payable (1)	189,633	46,155	62,770	47,329	33,379
Capital lease obligations	15,576	1	2	3	15,570
Interest obligations on capital leases	99,100	1,402	2,804	2,803	92,091
Operating lease obligations	366,342	10,076	20,134	19,899	316,233
Construction commitments	80,723	80,723	—	—	—
Employment obligations	423	423	—	—	—
Total	$1,835,719	$288,950	$283,436	$376,818	$886,515

(1)	Interest on our variable-rate debt obligation is calculated based on the variable rate at March 31, 2016, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $48.8 million in our portfolio during the first three months of 2016. As of March 31, 2016, we have contractual construction commitments totaling $80.7 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2016, our balance sheet includes restricted cash of $53.2 million, which was held in FF&E reserve accounts for future capital expenditures at the 29 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 28 hotel Comparable Portfolio by quarter for 2015 and 2016 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2015:
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Non-comparable hotel revenues (1)	(19,065)	(16,316)	(14,467)	(14,168)	(64,016)
Sold hotel revenues (2)	(12,125)	(17,696)	(19,097)	(15,653)	(64,571)
Non-hotel revenues (3)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (4)	$251,098	$303,211	$288,955	$269,507	$1,112,771
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.6%	27.2%	26.0%	24.2%	100%

2016:
Total revenues	$274,292
Non-comparable hotel revenues (1)	(18,745)
Non-hotel revenues (3)	(121)
Total Comparable Portfolio revenues (4)	$255,426

(1)	Non-comparable hotel revenues include those generated by the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016.
(2)	Sold hotel revenues include those generated by the Doubletree Guest Suites Times Square, which we sold in December 2015.
(3)

Non-hotel revenues include those generated by BuyEfficient before its sale in September 2015, as well as the amortization of favorable and unfavorable tenant lease contracts recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa.

(4)	Total Comparable Portfolio revenues include those generated by the 28 hotel Comparable Portfolio.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity as a purchase transaction, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was originally effective during the first quarter of 2017; however, the FASB issued a one-year deferral in July 2015 so that ASU No. 2014-09 is now effective during the first quarter of 2018. ASU No. 2014-09 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. We are currently evaluating the impact that ASU No. 2014-09 will have on our financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 became effective during the first quarter of 2016, requiring either a prospective or a modified retrospective approach. Our adoption of ASU No. 2014-12 did not have an effect on our financial statements, and will not have an effect in the future unless we issue grants in the future that fall within its scope.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 became effective during the first quarter of 2016, requiring a modified retrospective approach. Our adoption of ASU No. 2015-02 did not have a material effect on our financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 became effective during the first quarter of 2016, requiring a prospective approach. Our adoption of ASU No. 2015-16 will have an effect on our financial statements and related disclosures when and if we have a business combination that requires a measurement-period adjustment.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which makes targeted amendments to guidance on classifying and measuring financial instruments. ASU No. 2016-01 provides disclosure relief for public companies by eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 will become effective during the first quarter of 2018, with early adoption permitted. We chose to early adopt ASU 2016-01 effective January 1, 2016, and eliminated the disclosure in our financial statements of the methods and significant assumptions we used to calculate the fair value of our debt.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact that ASU No. 2016-02 will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarifies the principal versus agent guidance in ASU 2014-09. In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. We are currently evaluating the impact that ASU No. 2016-08 will have on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU No. 2016-09 will become effective during the first quarter of 2017, with early adoption permitted, and will require a modified retrospective approach. We chose to early adopt ASU No. 2016-09 effective January 1, 2016. In accordance with the transition provisions of the new guidance, we adjusted our retained earnings and our additional paid in capital on our December 31, 2015 consolidated balance sheet by $0.2 million, reflecting the total amount of forfeitures we have recognized in our prior statements of operations. We also adjusted the following line items on our statement of cash flows for the three months ended March 31, 2015 to reclassify $9.2 million from an operating activity to a financing activity, reflecting our repurchase of employee common stock for employee withholding obligations: accounts payable and other liabilities; net cash provided by operating activities; repurchase of common stock for employee withholding obligations; and net cash used in financing activities.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments held for trading purposes. We use derivative financial instruments, which are intended to manage interest rate risks.

As of March 31, 2016, 79.3% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.1 million based on the variable rate at March 31, 2016. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.6 million, based on the variable rates at March 31, 2016.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	11,996	11.88	—
February 1, 2016 — February 29, 2016	206,932	12.07	—
March 1, 2016 — March 31, 2016	—	—	—	$ 100,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of March 31, 2016, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

3.4	Form of Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

10.1	Fourth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on March 11, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 3, 2016	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)