Form 10-Q
period 2016-06-30
Sunstone Hotel Investors, Inc.
filed 2016-08-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

216,575,534 shares of Common Stock, $0.01 par value, as of August 1, 2016

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$354,682	$499,067
Restricted cash	62,335	76,180
Accounts receivable, net	46,528	32,024
Inventories	1,307	1,395
Prepaid expenses	8,319	10,879
Total current assets	473,171	619,545
Investment in hotel properties, net	3,231,669	3,229,010
Deferred financing fees, net	2,843	4,310
Other assets, net	9,457	10,386
Total assets	$3,717,140	$3,863,251
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,017	$30,193
Accrued payroll and employee benefits	20,942	28,023
Dividends and distributions payable	13,898	265,124
Other current liabilities	44,401	41,877
Current portion of notes payable, net	251,719	85,776
Total current liabilities	365,977	450,993
Notes payable, less current portion, net	751,096	1,010,819
Capital lease obligations, less current portion	15,575	15,575
Other liabilities	44,945	34,744
Total liabilities	1,177,593	1,512,131
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
8.0% Series D Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at June 30, 2016 and 4,600,000 shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	—	115,000
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	115,000	—
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at June 30, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	75,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 216,575,534 shares issued and outstanding at June 30, 2016 and 207,604,391 shares issued and outstanding at December 31, 2015	2,166	2,076
Additional paid in capital	2,539,278	2,458,889
Retained earnings	716,351	652,704
Cumulative dividends and distributions	(959,072)	(927,868)
Total stockholders’ equity	2,488,723	2,300,801
Noncontrolling interest in consolidated joint venture	50,824	50,319
Total equity	2,539,547	2,351,120
Total liabilities and equity	$3,717,140	$3,863,251

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Room	$224,176	$239,678	$411,473	$432,969
Food and beverage	81,298	79,265	152,532	151,449
Other operating	16,686	20,324	32,447	39,234
Total revenues	322,160	339,267	596,452	623,652
OPERATING EXPENSES
Room	54,517	57,568	105,561	111,410
Food and beverage	52,939	52,812	104,868	103,031
Other operating	4,132	5,337	8,188	10,468
Advertising and promotion	15,277	15,567	30,270	30,927
Repairs and maintenance	10,999	11,381	22,263	22,939
Utilities	7,348	8,377	14,862	17,362
Franchise costs	9,898	10,818	17,994	19,418
Property tax, ground lease and insurance	18,157	23,151	40,997	46,764
Property general and administrative	37,982	37,107	72,695	71,556
Corporate overhead	6,809	6,923	13,526	21,176
Depreciation and amortization	40,680	40,873	80,727	81,580
Total operating expenses	258,738	269,914	511,951	536,631
Operating income	63,422	69,353	84,501	87,021
Interest and other income	355	1,828	844	2,774
Interest expense	(15,872)	(17,289)	(35,882)	(34,615)
Loss on extinguishment of debt	(154)	(2)	(259)	(2)
Gain on sale of assets	18,223	—	18,223	—
Income before income taxes	65,974	53,890	67,427	55,178
Income tax provision	(238)	(233)	(475)	(318)
NET INCOME	65,736	53,657	66,952	54,860
Income from consolidated joint ventures attributable to noncontrolling interests	(1,655)	(2,480)	(3,305)	(4,661)
Preferred stock dividends and redemption charge	(6,783)	(2,300)	(9,549)	(4,600)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,298	$48,877	$54,098	$45,599

COMPREHENSIVE INCOME	$65,736	$53,657	$66,952	$54,860
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,298	$48,877	$54,098	$45,599
Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.26	$0.23	$0.25	$0.22
Basic and diluted weighted average common shares outstanding	215,385	207,577	214,136	207,091

Distributions declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock											Noncontrolling
	Series D		Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2015 (audited)	4,600,000	$115,000	—	$—	—	$—	207,604,391	$2,076	$2,458,889	$652,704	$(927,868)	$50,319	$2,351,120
Redemption of preferred stock	(4,600,000)	(115,000)	—	—	—	—	—	—	4,052	—	(4,052)	—	(115,000)
Net proceeds from sales of preferred stock	—	—	4,600,000	115,000	3,000,000	75,000	—	—	(6,640)	—	—	—	183,360
Deferred stock compensation, net	—	—	—	—	—	—	1,549,062	16	4,228	—	—	—	4,244
Issuance of common stock distributions declared in 2015 at $1.26 per share	—	—	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock distributions and distributions payable at $0.10 per share year to date	—	—	—	—	—	—	—	—	—	—	(21,655)	—	(21,655)
Series D preferred stock dividends at $0.527778 per share through redemption date	—	—	—	—	—	—	—	—	—	—	(2,428)	—	(2,428)
Series E preferred stock dividends and dividends payable at $0.5357 per share year to date	—	—	—	—	—	—	—	—	—	—	(2,464)	—	(2,464)
Series F preferred stock dividends and dividends payable at $0.2016 per share year to date	—	—	—	—	—	—	—	—	—	—	(605)	—	(605)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(2,800)	(2,800)
Net income	—	—	—	—	—	—	—	—	—	63,647	—	3,305	66,952
Balance at June 30, 2016	—	$—	4,600,000	$115,000	3,000,000	$75,000	216,575,534	$2,166	$2,539,278	$716,351	$(959,072)	$50,824	$2,539,547

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,952	$54,860
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	309	54
Gain on sale of assets, net	(18,234)	(1)
Loss on extinguishment of debt	259	2
Gain on redemption of note receivable	—	(939)
Loss on derivatives, net	9,184	10
Depreciation	79,119	79,406
Amortization of franchise fees and other intangibles	1,750	4,052
Amortization of deferred financing fees	1,104	1,780
Amortization of deferred stock compensation	4,077	6,844
Changes in operating assets and liabilities:
Restricted cash	15,759	2,811
Accounts receivable	(14,831)	(18,187)
Inventories	84	89
Prepaid expenses and other assets	2,362	631
Accounts payable and other liabilities	6,016	9,220
Accrued payroll and employee benefits	(4,759)	(3,201)
Net cash provided by operating activities	149,151	137,431
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	41,171	5
Proceeds from redemption of note receivable	—	1,125
Restricted cash — replacement reserve	(1,914)	(9,193)
Acquisition of air rights lease	(2,447)	—
Renovations and additions to hotel properties	(100,034)	(72,989)
Payment for interest rate derivative	—	(13)
Net cash used in investing activities	(63,224)	(81,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	190,000	—
Payment of preferred stock offering costs	(6,640)	—
Redemption of preferred stock	(115,000)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)
Proceeds from note payable and credit facility	100,000	38,000
Payments on notes payable and credit facility	(193,446)	(148,635)
Payments for costs related to extinguishment of notes payable	(153)	(2)
Payments of deferred financing costs	(77)	(4,131)
Dividends and distributions paid	(199,555)	(52,079)
Distributions to noncontrolling interests	(2,800)	(3,591)
Net cash used in financing activities	(230,312)	(179,702)
Net decrease in cash and cash equivalents	(144,385)	(123,336)
Cash and cash equivalents, beginning of period	499,067	222,096
Cash and cash equivalents, end of period	$354,682	$98,760
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$25,809	$31,999
Cash paid (refunds received) for income taxes, net	$709	$(207)
NONCASH INVESTING ACTIVITY
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$3,072	$3,375
Amortization of deferred stock compensation — construction activities	$486	$304
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$4,052	$—
Issuance of common stock distributions	$78,823	$37,349
Dividends and distributions payable	$13,898	$12,735

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of June 30, 2016, the Company had interests in 28 hotels (the “28 hotels”) held for investment, and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	5
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
Fairmont Hotels & Resorts (U.S.)	1
HEI Hotels & Resorts	1

Total hotels held for investment	28

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015.

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

Earnings Per Share

The Company applies the two-class method when computing its earnings per share. As required by the Earnings Per Share Topic of the FASB ASC, the net income per share for each class of stock (common stock and convertible preferred stock) is calculated assuming all of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share.

The Company follows the requirements of the Earnings Per Share Topic of the FASB ASC. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$65,736	$53,657	$66,952	$54,860
Income from consolidated joint ventures attributable to noncontrolling interests	(1,655)	(2,480)	(3,305)	(4,661)
Preferred stock dividends and redemption charge	(6,783)	(2,300)	(9,549)	(4,600)
Dividends paid on unvested restricted stock compensation	(58)	(55)	(118)	(113)
Undistributed income allocated to unvested restricted stock compensation	(252)	(133)	(170)	(96)
Numerator for basic and diluted income attributable to common stockholders	$56,988	$48,689	$53,810	$45,390
Denominator:
Weighted average basic and diluted common shares outstanding	215,385	207,577	214,136	207,091
Basic and diluted income attributable to common stockholders per common share	$0.26	$0.23	$0.25	$0.22

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for both the three and six months ended June 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was originally to be effective during the first quarter of 2017; however, the FASB issued a one-year deferral in July 2015 so that it now becomes effective during the first quarter of 2018. ASU No. 2014-09 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2014-09 will have on its financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 became effective during the first quarter of 2016, requiring either a prospective or a modified retrospective approach. The Company’s adoption of ASU No. 2014-12 did not have an effect on its financial statements, and will not have an effect in the future unless the Company issues grants in the future that fall within its scope.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 became effective during the first quarter of 2016, requiring a modified retrospective approach. The Company’s adoption of ASU No. 2015-02 did not have a material effect on its financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 became effective during the first quarter of 2016, requiring a prospective approach. The Company’s adoption of ASU No. 2015-16 will have an effect on its financial statements and related disclosures when and if the Company has a business combination that requires a measurement-period adjustment.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which makes targeted amendments to guidance on classifying and measuring financial instruments. ASU No. 2016-01 provides disclosure relief for public companies by eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 will become effective during the first quarter of 2018, with early adoption permitted. The Company chose to early adopt ASU 2016-01 effective January 1, 2016, and eliminated the disclosure in its financial statements of the methods and significant assumptions the Company used to calculate the fair value of its debt.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarifies the principal versus agent guidance in ASU 2014-09. In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2016-08 will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU No. 2016-09 will become effective during the first quarter of 2017, with early adoption permitted, and will require a modified retrospective approach. As noted below, the Company chose to early adopt ASU No. 2016-09 effective January 1, 2016.

Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. In addition, pursuant to employee statutory withholding obligations, the Company may repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory tax rate in the employee’s applicable jurisdictions.

In accordance with the transition provisions of the new guidance, the Company adjusted items on its consolidated balance sheet, consolidated statement of equity and consolidated statement of cash flows. The following financial statement line items have been adjusted on the Company’s consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2015 in order to reverse the effects of forfeitures recognized in prior years, and on the consolidated statement of cash flows for the six months ended June 30, 2015 to reclassify the repurchase of employee common stock for employee withholding obligations from an operating activity to a financing activity (in thousands):

		Effect of Change in
	As Originally Reported	Accounting Principle	As Adjusted
		(unaudited)	(unaudited)
Consolidated Balance Sheet and Consolidated Statement of Equity as of December 31, 2015 (audited):
Additional paid in capital	$2,458,735	$154	$2,458,889
Retained earnings	$652,858	$(154)	$652,704

Consolidated Statement of Cash Flows for the six months ended June 30, 2015 (unaudited):
Amortization of deferred stock compensation	$4,681	$2,163	6,844
Accrued payroll and employee benefits	$(10,302)	$7,101	$(3,201)
Net cash provided by operating activities	$128,167	$9,264	$137,431
Repurchase of common stock for employee withholding obligations	$—	$(9,264)	$(9,264)
Net cash used in financing activities	$(170,438)	$(9,264)	$(179,702)

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”), which amends the FASB’s new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. This clarification is important because entities that use the modified retrospective transition approach need to apply the standard only to contracts that are not complete as of the date of initial application, and entities that use the full retrospective approach may apply certain practical expedients to completed contracts. In addition, ASU No. 2016-12 clarifies that an entity should consider the probability of collecting substantially all of the consideration to which it will be entitled in exchange for goods and services expected to be transferred to the customer rather than the total amount promised for all the goods or services in the contract. ASU No. 2016-12 also clarifies that an entity may consider its ability to manage its exposure to credit risk as part of the collectability assessment, as well as that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. Finally, ASU No. 2016-12 allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. ASU No. 2016-12 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU 2016-12 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2016-12 will have on its financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. ASU No. 2016-13 is effective during the first quarter of 2020. ASU No. 2016-13 will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. The Company is currently evaluating the impact that ASU No. 2016-13 will have on its financial statements.

Noncontrolling Interests

The Company’s financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for each component of shareholders’ equity, noncontrolling interests and total equity.

At both June 30, 2016 and December 31, 2015, the noncontrolling interest reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. During both the three and six months ended June 30, 2015, noncontrolling interests recorded in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square. The Company sold its interests in the Doubletree Guest Suites Times Square in December 2015.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Land	$542,660	$542,660
Buildings and improvements	3,118,115	3,109,562
Furniture, fixtures and equipment	492,275	480,832
Intangibles	47,638	45,249
Franchise fees	1,021	1,082
Construction in process	141,699	97,974
Investment in hotel properties, gross	4,343,408	4,277,359
Accumulated depreciation and amortization	(1,111,739)	(1,048,349)
Investment in hotel properties, net	$3,231,669	$3,229,010

In June 2016, the Company purchased the air rights lease associated with its Renaissance Harborplace for $2.4 million, including closing costs. The air rights lease,  which has an indefinite useful life, and therefore, is not amortized, is included with intangibles in the Company’s investment in hotel properties on its consolidated balance sheet. This non-amortizable asset will be reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If the non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount, and then amortized prospectively, based on the remaining useful life of the intangible asset.

4. Disposals

In May 2016, the Company sold the 203-room Sheraton Cerritos located in Cerritos, California for net proceeds of $41.2 million. The Company recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, did not qualify as a discontinued operation.

The following table provides summary results of operations for the Sheraton Cerritos that was sold during 2016,  as well as for the Doubletree Guest Suites Times Square and an electronic purchasing platform (“BuyEfficient”) that were sold during 2015, all of which are included in continuing operations (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,491	$23,125	$4,846	$40,333
Income before income taxes	$313	$3,174	$876	$717
Gain on sale of assets	$18,223	$—	$18,223	$—

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of June 30, 2016 and December 31, 2015, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either the three or six months ended June 30, 2016 and 2015.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. As of both June 30, 2016 and December 31, 2015, the Company’s goodwill, which is included in other assets, net on the Company’s consolidated balance sheets, consists of $1.0 million associated with one of its hotels.  The Company did not identify any indicator of goodwill impairment during either the three or six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2016 (unaudited):
Interest rate cap derivatives	$—	$—	$—	$—
Life insurance policy (1)	1,022	—	1,022	—
Total assets measured at fair value at June 30, 2016	$1,022	$—	$1,022	$—
December 31, 2015:
Interest rate cap derivatives	$1	$—	$1	$—
Interest rate swap derivative	759	—	759	—
Life insurance policy (1)	964	—	964	—
Total assets measured at fair value at December 31, 2015	$1,724	$—	$1,724	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2016 (unaudited):
Interest rate swap derivative	$8,861	$—	$8,861	$—
Retirement benefit agreement (1)	1,022	—	1,022	—
Total liabilities measured at fair value at June 30, 2016	$9,883	$—	$9,883	$—

December 31, 2015:
Interest rate swap derivative	$437	$—	$437	$—
Retirement benefit agreement (1)	964	—	964	—
Total liabilities measured at fair value at December 31, 2015	$1,401	$—	$1,401	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.0 million through June 30, 2016, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2016 (unaudited) and December 31, 2015 (in thousands):

							Estimated Fair Value Asset (Liability)
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2016	2015
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$112,076	$—	$1
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	$(3,313)	$759
$100.0 million term loan (2)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	$(5,548)	$(437)
							$(8,861)	$323

(1)	The fair value of the Hilton San Diego Bayfront cap agreement is included in other assets, net on the accompanying consolidated balance sheets.
(2)

The fair values of both the $85.0 million term loan and the $100.0 million term loan swap agreements are included in other liabilities on the Company’s consolidated balance sheets. The 1-month LIBOR rate related to the $85.0 million term loan was swapped to a fixed rate of 1.591%. The 1-month LIBOR rate related to the $100.0 million term loan was swapped to a fixed rate of 1.853%.

Changes in the fair values of the Company’s interest rate derivatives resulted in increases to interest expense for the three and six months ended June 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loss on derivatives, net	$2,782	$10	$9,184	$10

Fair Value of Debt

As of June 30, 2016 and December 31, 2015, 77.8% and 79.5%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $1.0 billion and $1.1 billion as of June 30, 2016 and December 31, 2015, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $1.0 billion and $1.1 billion as of June 30, 2016 and December 31, 2015, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Property and equipment, net	$1,100	$1,341
Land held for development	188	188
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,792	3,336
Interest rate derivatives	—	760
Other receivables	1,756	2,201
Other	1,631	1,570
Total other assets	$9,457	$10,386

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Cost basis	$10,851	$10,785
Accumulated depreciation	(9,751)	(9,444)
Property and equipment, net	$1,100	$1,341

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from March 2017 through January 2025. The notes are collateralized by first deeds of trust on six hotel properties at June 30, 2016, and eight hotel properties at December 31, 2015.	$599,138	$791,073
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	223,896	225,407
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	—
Total notes payable	$1,008,034	$1,101,480

Current portion of notes payable	$252,852	$86,840
Less: current portion of deferred financing fees	(1,133)	(1,064)
Carrying value of current portion of notes payable	$251,719	$85,776

Notes payable, less current portion	$755,182	$1,014,640
Less: long-term portion of deferred financing fees	(4,086)	(3,821)
Carrying value of notes payable, less current portion	$751,096	$1,010,819

Notes Payable Transactions - 2016

In January 2016, the Company drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. The Company entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on the Company’s current leverage and the swap in place, the loan bears interest at an effective rate of 3.653%.

In May 2016, the Company repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from its issuance of Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) in May 2016 (see Note 9). The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016. The Company incurred legal and other fees totaling $0.2 million, which are included in loss on extinguishment of debt in the Company’s consolidated statements of operations for the three and six months ended June 30, 2016.

Deferred Financing Fees

In February 2016, the Company incurred a loss on extinguishment of debt of $0.1 million related to the accelerated amortization of deferred financing fees due to the early repayment of the loan secured by the Boston Park Plaza.

During the first quarter of 2016, the Company paid $0.1 million in deferred financing fees related to its new $100.0 million unsecured term loan.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$12,541	$16,138	$25,594	$32,825
Loss on derivatives, net	2,782	10	9,184	10
Amortization of deferred financing fees	549	1,141	1,104	1,780
Total interest expense	$15,872	$17,289	$35,882	$34,615

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Property, sales and use taxes payable	$19,966	$17,988
Income tax payable	208	470
Accrued interest	2,614	3,012
Advance deposits	15,880	12,727
Management fees payable	1,271	3,001
Other	4,462	4,679
Total other current liabilities	$44,401	$41,877

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Interest rate swap derivatives	8,861	437
Accrued income tax	1,625	1,596
Deferred revenue	6,058	5,881
Deferred rent	18,449	17,191
Deferred incentive management fees	384	—
Other	2,568	2,639
Total other liabilities	$44,945	$34,744

9. Stockholders’ Equity

Series D Cumulative Redeemable Preferred Stock

In April 2016, the Company redeemed all 4,600,000 shares of its 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $4.1 million was recognized related to the original issuance costs of the Series D preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series D preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series D preferred stock was a redemption in full, trading of the Series D preferred stock on the New York Stock Exchange ceased on the April 6, 2016 redemption date.

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

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its 6.45% Series F preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $75.0 million. In conjunction with the offering, the Company incurred $2.6 million in preferred offering costs. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during either the three or six months ended June 30, 2016. As of June 30, 2016, the Company has $128.4 million available for sale under the Agreements.

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

As discussed in Note 2, the Company chose to early adopt ASU No. 2016-09 effective January 1, 2016. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$2,463	$2,412	$4,077	$6,844

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer.

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During the three months ended June 30, 2016 and 2015, these capitalized costs totaled $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2016 and 2015, these capitalized costs totaled $0.5 million and $0.3 million, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and six months ended June 30, 2016 and 2015 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$8,953	$9,309	$16,620	$17,131
Incentive management fees	1,490	1,946	3,194	3,235
Total basic and incentive management fees	$10,443	$11,255	$19,814	$20,366

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

Total license and franchise costs incurred by the Company during the three and six months ended June 30, 2016 and 2015 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$7,067	$7,581	$12,880	$13,668
Franchise royalties	2,831	3,237	5,114	5,750
Total franchise costs	$9,898	$10,818	$17,994	$19,418

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At June 30, 2016, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2016 totaled $77.5 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(6,003)	(5,268)
Net capital lease asset - buildings and improvements	$52,796	$53,531

Future minimum lease payments under the Company’s capital lease together with the present value of the net minimum lease payments as of June 30, 2016 are as follows (in thousands):

2016	$1,403
2017	1,403
2018	1,403
2019	1,403
2020	1,403
Thereafter	107,310
Total minimum lease payments (1)	114,325
Less: Amount representing interest (2)	(98,749)
Present value of net minimum lease payments (3)	$15,576

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. For both the three and six months ended June 30, 2016, no percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease. For both the three and six months ended June 30 2015, $19,000 in percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of June 30, 2016 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and six months ended June 30, 2016 and 2015 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,210	$3,723	$4,606	$7,420
Percentage rent (1)	2,465	911	4,525	1,729
Total	$4,675	$4,634	$9,131	$9,149

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.1 million for both the three months ended June 30, 2016 and 2015, and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of June 30, 2016, the Company’s 28 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	8	3	3	3
Percentage of total rooms	31%	8%	14%	13%
Percentage of total consolidated revenue during the past 12 months	36%	7%	15%	13%

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

At June 30, 2016, the Company had $0.6 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2016.

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

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,”  “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2016, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•

general economic and business conditions, including a U.S. recession, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 28 hotels held for investment as of June 30, 2016;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

•	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

•	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and

•	other events beyond our control, including terrorist attacks or civil unrest.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their REIT taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own primarily urban, upper upscale hotels in the United States. As of June 30, 2016, we had interests in 28 hotels, which are currently held for investment (the “28 hotels”). Of the 28 hotels, we classify 25 as upper upscale, two as luxury and one as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 28 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt and Fairmont, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2016, the hotels comprising our 28 hotel portfolio average 487 rooms in size.

Our mission is to create meaningful value for our stockholders by producing superior long-term returns. Our values include transparency, trust, ethical conduct, communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to employ a balanced strategy focused on long-term value creation. Our strategy over the next several years, during what we believe will be the mature/late phase of the lodging cycle, is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility to position the Company to opportunistically create value throughout the cycle.

2016 Year-To-Date Highlights

In January 2016, we drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. We entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage and the swap in place, the loan bears interest at an effective rate of 3.653%.

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

In May 2016, we issued 3,000,000 shares of 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $75.0 million. On or after May 17, 2021, the Series F preferred stock will be redeemable at our option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

In May 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

Additionally in May 2016, we repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from our issuance of the Series F preferred stock. The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In June 2016, we purchased the air rights lease associated with our Renaissance Harborplace for $2.4 million, resulting in a $2.4 million intangible asset with an indefinite life.

Operating Activities

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

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and capital lease obligation, gains or losses on derivatives, amortization of deferred financing fees, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing fees, along with any costs incurred;

•

Gain on sale of assets, which includes the gain we recognized on our sale of the Sheraton Cerritos, as the sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owns the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends and redemption charge, which includes dividends earned on our Series D preferred stock until its redemption in April 2016, as well as dividends earned on our Series E preferred stock issued in March 2016, and our Series F preferred stock issued in May 2016, as well as any redemption charges for preferred stock redemptions made in excess of net carrying values.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes 27 hotels, and is comprised of our total portfolio as of June 30, 2016, with the exception of the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2015, Comparable Portfolio RevPAR increased 5.7% as compared to 2014, with a 50 basis point increase in portfolio occupancy. These improving demand trends continued, albeit it at a moderating pace, in the first half of 2016. As a result, our first quarter Comparable Portfolio RevPAR increased 1.4% in 2016 even as occupancy decreased 100 basis points as compared to the first quarter of 2015, and our second quarter Comparable Portfolio RevPAR increased 1.3% in 2016, with a 70 point increase in occupancy as compared to the second quarter of 2015.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index decreased 180 basis points during the first six months of 2016 as compared to the same period in 2015. The decrease in our Comparable Portfolio RevPAR index was due in part to decreased rate in the first half of 2016 by our Chicago hotels due to a weak market in this area and by our New Orleans hotels due to weaker leisure travel, combined with weaker corporate travel at our Houston hotels and renovation-related revenue disruption at the Marriott Philadelphia.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2016	2015	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$224,176	$239,678	$(15,502)	(6.5)%
Food and beverage	81,298	79,265	2,033	2.6%
Other operating	16,686	20,324	(3,638)	(17.9)%
Total revenues	322,160	339,267	(17,107)	(5.0)%
OPERATING EXPENSES
Hotel operating	173,267	185,011	(11,744)	(6.3)%
Property general and administrative	37,982	37,107	875	2.4%
Corporate overhead	6,809	6,923	(114)	(1.6)%
Depreciation and amortization	40,680	40,873	(193)	(0.5)%
Total operating expenses	258,738	269,914	(11,176)	(4.1)%
Operating income	63,422	69,353	(5,931)	(8.6)%
Interest and other income	355	1,828	(1,473)	(80.6)%
Interest expense	(15,872)	(17,289)	1,417	8.2%
Loss on extinguishment of debt	(154)	(2)	(152)	(7,600.0)%
Gain on sale of assets	18,223	—	18,223	100.0%
Income before income taxes	65,974	53,890	12,084	22.4%
Income tax provision	(238)	(233)	(5)	(2.1)%
NET INCOME	65,736	53,657	12,079	22.5%
Income from consolidated joint ventures attributable to noncontrolling interests	(1,655)	(2,480)	825	33.3%
Preferred stock dividends and redemption charge	(6,783)	(2,300)	(4,483)	(194.9)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$57,298	$48,877	$8,421	17.2%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2016	2015	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$411,473	$432,969	$(21,496)	(5.0)%
Food and beverage	152,532	151,449	1,083	0.7%
Other operating	32,447	39,234	(6,787)	(17.3)%
Total revenues	596,452	623,652	(27,200)	(4.4)%
OPERATING EXPENSES
Hotel operating	345,003	362,319	(17,316)	(4.8)%
Property general and administrative	72,695	71,556	1,139	1.6%
Corporate overhead	13,526	21,176	(7,650)	(36.1)%
Depreciation and amortization	80,727	81,580	(853)	(1.0)%
Total operating expenses	511,951	536,631	(24,680)	(4.6)%
Operating income	84,501	87,021	(2,520)	(2.9)%
Interest and other income	844	2,774	(1,930)	(69.6)%
Interest expense	(35,882)	(34,615)	(1,267)	(3.7)%
Loss on extinguishment of debt	(259)	(2)	(257)	(12,850.0)%
Gain on sale of assets	18,223	—	18,223	100.0%
Income before income taxes	67,427	55,178	12,249	22.2%
Income tax provision	(475)	(318)	(157)	(49.4)%
NET INCOME	66,952	54,860	12,092	22.0%
Income from consolidated joint ventures attributable to noncontrolling interests	(3,305)	(4,661)	1,356	29.1%
Preferred stock dividends and redemption charge	(9,549)	(4,600)	(4,949)	(107.6)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$54,098	$45,599	$8,499	18.6%

Operating Statistics.  The following table includes comparisons of the key operating metrics for both our Total Portfolio (28 hotels) and Comparable Portfolio (27 hotels).

	Three Months Ended June 30,
	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	86.5%	$207.85	$179.79	86.4%	$207.39	$179.18	10	bps	0.2%	0.3%
Comparable Portfolio	87.1%	$206.26	$179.65	86.4%	$205.24	$177.33	70	bps	0.5%	1.3%

	Six Months Ended June 30,
	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	82.1%	$200.12	$164.30	82.6%	$197.91	$163.47	(50)	bps	1.1%	0.5%
Comparable Portfolio	82.1%	$196.94	$161.69	82.3%	$193.98	$159.65	(20)	bps	1.5%	1.3%

Room revenue. Room revenue decreased $15.5 million, or 6.5%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to our sale of two hotels, the Sheraton Cerritos sold in May 2016 and the Doubletree Guest Suites Times Square sold in December 2015 (the “two sold hotels”). The two sold hotels generated an additional $16.3 million in room revenue during the second quarter of 2015.

Room revenue generated by the 28 hotels we owned as of June 30, 2016 (our “existing portfolio”), increased $0.8 million during the second quarter of 2016 as compared to the same period in 2015 due to increases in both ADR ($0.6 million) and occupancy ($0.2 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in Los Angeles, Orlando, San Francisco and Westchester. The increase in occupancy was caused by 14,185 more group room nights, partially offset by 12,248 fewer transient room nights. Group room nights increased, to the detriment of transient room nights, in San Francisco, Orlando and Washington DC due to strong convention activity in these locales. In addition, the Renaissance Harborplace experienced increases in both group and transient room nights as the hotel’s operations were greatly affected during the second quarter of 2015 by the civil unrest in Baltimore. Overall, transient room nights decreased due to a weak Chicago market, room renovations at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa, and a weak energy market in Houston.

During the second quarter of 2016, the most significant renovation impacts to room revenue occurred at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. During the second quarter of 2016, a combined 10,512 room nights were out of service at these two hotels, displacing approximately $2.5 million in room revenue based on the hotels achieving a potential combined 87.2% occupancy rate and combined RevPAR of $201.83 without the renovations.  There was no significant renovation-related displacement during the second quarter of 2015.

Room revenue decreased $21.5 million, or 5.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to the two sold hotels, which generated an additional $25.9 million in room revenue during the first six months of 2015.

Room revenue generated by our existing portfolio increased $4.4 million during the first six months of 2016 as compared to the same period in 2015 due to an increase in ADR ($6.4 million), partially offset by a decrease in occupancy ($2.0 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Francisco (primarily due to the Super Bowl, which took place in the San Francisco Bay Area during the first quarter of 2016), Los Angeles and Orlando. The decrease in occupancy was caused by 12,326 fewer transient room nights, partially offset by 11,983 more group room nights, primarily due to a weak Chicago market, room renovations at the Boston Park Plaza, the Wailea Beach Marriott Resort & Spa and to a lesser extent at the Marriott Philadelphia, combined with a weak energy market in Houston.

During the first six months of 2016, the most significant renovation impacts to room revenue occurred at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. During the first six months of 2016, a combined 14,889 room nights were out of service at these two hotels, displacing approximately $3.3 million in room revenue based on the hotels achieving a potential combined 76.6% occupancy rate and combined RevPAR of $156.76 without the renovation. During the first six months of 2015, the most significant renovation impact to room revenue occurred at the Boston Park Plaza, where 12,535 room nights were out of service during this period, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $2.0 million, or 2.6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Food and beverage revenue generated by our existing portfolio increased $3.5 million during the second quarter of 2016 as compared to the same period in 2015 primarily due to increased banquet revenue caused by the increase in group room nights. In addition, outlet revenue increased, the majority of which occurred at the Boston Park Plaza due to additional restaurant options available post-renovation, as well as the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas. Food and beverage revenue increased at the Renaissance Harborplace during the second quarter of 2016 as compared to the same period in 2015, as the hotel’s banquet operations and outlets suffered during the second quarter of 2015 due to civil unrest in Baltimore.

The increase in our existing portfolio’s food and beverage revenue was partially offset by the two sold hotels, which generated an additional $1.5 million in food and beverage revenue during the second quarter of 2015.

Food and beverage revenue increased $1.1 million, or 0.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Food and beverage revenue generated by our existing portfolio increased $3.5 million during the first six months of 2016 as compared to the same period in 2015 primarily due to increased banquet and outlet revenue for the same reasons as noted above in the discussion regarding the second quarter.

The increase in our existing portfolio’s food and beverage revenue was partially offset by the two sold hotels, which generated an additional $2.4 million in food and beverage revenue during the first six months of 2015.

Other operating revenue. Other operating revenue decreased $3.6 million, or 17.9%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to the two sold hotels, which generated an additional $1.8 million in other operating revenue during the second quarter of 2015. In addition, we sold BuyEfficient in September 2015, which generated $1.9 million in other operating revenue during the second quarter of 2015.

Other operating revenue in our existing portfolio increased $0.1 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in resort fees and attrition revenue, partially offset by decreased telephone/internet revenue, cancellation revenue, tenant lease revenue and parking revenue.

Other operating revenue decreased $6.8 million, or 17.3%, for the first six months ended June 30, 2016 as compared to the first six months ended June 30, 2015, primarily due to the two sold hotels, which generated an additional $3.4 million in other operating revenue during the first six months of 2015, and BuyEfficient, which generated $3.7 million in other operating revenue during the first six months of 2015.

Other operating revenue in our existing portfolio increased $0.4 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in parking revenue, resort fees and attrition revenue, partially offset by decreased telephone/internet revenue, cancellation revenue and tenant lease revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $11.7 million, or 6.3%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to the two sold hotels, which generated an additional $12.2 million in hotel operating expenses during the second quarter of 2015.

Hotel operating expenses in our existing portfolio increased $0.5 million during the three months ended June 30, 2016 as compared to the same period in 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue and food and beverage revenue. In addition, hotel operating expenses in our existing portfolio increased in the second quarter of 2016 as compared to the same period in 2015 due to the following increased expenses: both advertising and promotion and repairs and maintenance due to increased hotel payroll and related expenses in these two departments; ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues as well as the expiration of a rent credit given to the Hilton San Diego Bayfront by the Port of San Diego; and insurance expenses. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities. In addition, property taxes decreased during the second quarter of 2016 as compared to the same period in 2015 due to refunds received at several of our hotels related to prior years.

Hotel operating expenses decreased $17.3 million, or 4.8%, for the first six months ended June 30, 2016 as compared to the first six months ended June 30, 2015, primarily due to the two sold hotels, which generated an additional $23.0 million in hotel operating expenses during the first six months of 2015.

Hotel operating expenses in our existing portfolio increased $5.6 million for the six months ended June 30, 2016 as compared to the same period in 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue, food and beverage revenue and parking revenue. In addition, hotel operating expenses in our existing portfolio increased in the first six months of 2016 as compared to the same period in 2015 due to the following increased expenses: food and beverage due to $1.5 million in severance incurred at several hotels in conjunction with the elimination of various outlets and banquet areas; both advertising and promotion and repairs and maintenance due to increased hotel payroll and related expenses in these two departments, including $0.1 million in severance incurred at one of our hotels; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues as well as the expiration of a rent credit given to the Hilton San Diego Bayfront by the Port of San Diego. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities. In addition, property taxes decreased during the first six months of 2016 as compared to the same period in 2015 due to refunds received at several of our hotels related to prior years.

Property general and administrative expense.  Property general and administrative expense increased $0.9 million, or 2.4%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Property general and administrative expense in our existing portfolio increased $3.6 million during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in the following expenses caused by higher room revenue: payroll and related expenses; credit and collection expenses; and supplies. In addition, legal fees increased due to a $1.0 million lease termination fee recorded in the second quarter of 2016 at one of our hotels, and contract and professional fees increased due to our hiring a firm that specializes in productivity to analyze our hotels’ operating effectiveness. Partially offsetting these increased expenses, management fees decreased at one of our hotels as the hotel did not reach the required threshold during the second quarter of 2016 to require it to pay an incentive management fee to its management company.

The increase in property general and administrative expense in our existing portfolio was partially offset by the two sold hotels and BuyEfficient, which generated an additional $1.6 million and $1.1 million, respectively, during the second quarter of 2015.

Property general and administrative expense increased $1.1 million, or 1.6%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Property general and administrative expense in our existing portfolio increased $6.5 million during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases in the following expenses caused by higher room revenue: payroll and related expenses; management fees; credit and collection expenses; and supplies. In addition, legal fees increased as the $1.0 million lease termination fee recorded in the second quarter of 2016 at one of our hotels offset the $0.3 million in lease termination costs recorded during the first quarter of 2015. Contract and professional fees also increased in the first six months of 2016 as compared to the same period in 2015 due to our hiring a firm that specializes in productivity to analyze our hotels’ operating effectiveness.

The increase in property general and administrative expense in our existing portfolio was partially offset by the two sold hotels and BuyEfficient, which generated an additional $2.8 million and $2.5 million, respectively, during the first six months of 2015.

Corporate overhead expense.  Corporate overhead expense decreased $0.1 million, or 1.6%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to decreased payroll and related expenses ($0.2 million) and due diligence expense ($0.2 million). These decreases were partially offset by increased deferred stock compensation expense ($0.1 million) and bad debt expense ($0.2 million).

Corporate overhead expense decreased $7.6 million, or 36.1%, during the first six months ended June 30, 2016 as compared to the same period in 2015, primarily due to decreased payroll and related expenses ($4.7 million), deferred stock compensation expense ($2.7 million), due diligence expense ($0.2 million), employee relations expense ($0.1 million) and legal expense ($0.1 million). The decreases in payroll and related costs and deferred stock compensation expense were primarily due to $6.9 million in costs recognized in January 2015 related to the departure of our former chief executive officer. These decreases were partially offset by increased bad debt expense ($0.2 million).

Depreciation and amortization expense.  Depreciation and amortization expense decreased $0.2 million, or 0.5%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to the two sold hotels and BuyEfficient, which generated an additional $1.9 million and $0.2 million, respectively, during the second quarter of 2015.

Depreciation and amortization expense in our existing portfolio increased $1.9 million during the three months ended June 30, 2016 as compared to the same period in 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio. In addition, depreciation and amortization in our existing portfolio increased in the second quarter of 2016 as compared to the same period in 2015 as we wrote-off a $0.2 million in-place lease intangible asset in the second quarter of 2016 due to the termination of a tenant lease at one of our hotels.

Depreciation and amortization expense decreased $0.9 million, or 1.0%, during the first six months ended June 30, 2016 as compared to the first six months ended June 30, 2015, primarily due to the two sold hotels and BuyEfficient, which generated an additional $3.5 million and $0.5 million, respectively, during the first six months of 2015.

Depreciation and amortization expense in our existing portfolio increased $3.1 million during the six months ended June 30, 2016 as compared to the same period in 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our existing portfolio. Partially offsetting this increase, depreciation and amortization in our existing portfolio decreased in the first six months of 2016 as compared to the same period in 2015 as we wrote-off a $0.3 million in-place lease intangible asset in the first quarter of 2015 as compared to the write-off of a $0.2 million in-place lease intangible asset during the second quarter of 2016 due to the termination of tenant leases at two of our hotels.

Interest and other income.  Interest and other income totaled $0.4 million for the three months ended June 30, 2016, and $1.8 million for the three months ended June 30, 2015. In the second quarter of 2016, we recognized $0.3 million in interest and miscellaneous income and $0.1 million in energy rebates due to energy efficient renovations at our hotels. In the second quarter of 2015, we recognized $0.7 million in interest income on the Preferred Equity Investment, $0.1 million in energy rebates due to energy efficient renovations at our hotels, and $0.1 million in other interest and miscellaneous income. In addition, during the second quarter of 2015, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia.

Interest and other income totaled $0.8 million for the six months ended June 30, 2016, and $2.8 million for the six months ended June 30, 2015. In the first six months of 2016, we recognized $0.5 million in interest and miscellaneous income and $0.3 million in energy rebates due to energy efficient renovations at our hotels. In the first six months of 2015, we recognized $1.4 million in interest income on the Preferred Equity Investment, $0.2 million in energy rebates due to energy efficient renovations at our hotels, and $0.2 million in other interest and miscellaneous income. In addition, as noted above in the discussion regarding the second quarter, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on the Twelve Atlantic Station.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense on debt and capital lease obligations	$12,541	$16,138	$25,594	$32,825
Loss on derivatives, net	2,782	10	9,184	10
Amortization of deferred financing fees	549	1,141	1,104	1,780
	$15,872	$17,289	$35,882	$34,615

Interest expense decreased $1.4 million, or 8.2%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, and increased $1.3 million, or 3.7%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Interest expense on our debt and capital lease obligations decreased $3.6 million and $7.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as a result of lower balances due to monthly amortization, loan repayments during 2015 and 2016, and lower interest rates from our 2015 and 2016 debt transactions. In addition, interest expense related to the amortization and write-off of deferred financing fees decreased $0.6 million and $0.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to our write-off of $0.5 million of deferred financing fees related to our prior credit facility during the second quarter of 2015. These decreases in interest expense were offset by increases in the losses we recognized on our derivatives, which losses were $2.8 million higher in the second quarter of 2016 as compared to the second quarter of 2015, and $9.2 million higher in the first six months of 2016 as compared to the same period in 2015.

Our weighted average interest rate per annum, including our variable rate debt obligations, was approximately 4.3% and 4.4% at June 30, 2016 and 2015, respectively. Approximately 77.8% and 69.4% of our outstanding notes payable had fixed interest rates at June 30, 2016 and 2015, respectively.

For information regarding our 2016 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.2 million and $2,000 for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $2,000 for the six months ended June 30, 2016 and 2015, respectively. Year-to-date in 2016, we recognized losses of $0.1 million during the first quarter and $0.2 million during the second quarter related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively. Year-to-date in 2015, we recognized a loss on extinguishment of debt of $2,000 related to our repayments of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner.

Gain on sale of assets. Gain on sale of assets totaled $18.2 million for both the three and six months ended June 30, 2016, and zero for both the three and six months ended June 30, 2015. In May 2016, we sold the Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the sale did not qualify as a discontinued operation.

Income tax provision. Income tax provision totaled $0.2 million for both the three months ended June 30, 2016 and 2015, and $0.5 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectfully. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the second quarter and first six months of 2016, we recognized combined federal and state income tax expense of $0.2 million and $0.5 million, respectively, based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities. During the second quarter and first six months of 2015, we recognized combined federal and state income tax expense of $0.2 million and $0.3 million, respectively, based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint ventures attributable to noncontrolling interests. Income from consolidated joint ventures attributable to noncontrolling interests totaled $1.7 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $3.3 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for both the three and six months ended June 30, 2016 and 2015 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $1.7 million and $2.5 million during the second quarter of 2016 and 2015, respectively, and $3.3 million and $4.7 million for the first six months of 2016 and 2015, respectively. In addition, prior to our sale of the Doubletree Guest Suites Times Square in December 2015, income from consolidated joint ventures attributable to noncontrolling interests included a nominal amount of preferred dividends earned by preferred investors in the entity that owned the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends and redemption charge.  Preferred stock dividends and a redemption charge were incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Series D preferred stock	$128	$2,300	$2,428	$4,600
Series E preferred stock	1,998	—	2,464	—
Series F preferred stock	605	—	605	—
Redemption charge on Series D preferred stock	4,052	—	4,052	—
	$6,783	$2,300	$9,549	$4,600

We redeemed all 4,600,000 shares of our Series D preferred stock in April 2016. We recorded a redemption charge of $4.1 million during the second quarter of 2016 related to the original issuance costs of these shares, which were previously included in additional paid in capital. In March 2016, we issued 4,600,000 shares of Series E preferred stock, and in May 2016, we issued 3,000,000 shares of Series F preferred stock.

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

•

Ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the underlying performance of our hotels. We do however, include an adjustment for the cash ground lease expense recorded on the Hyatt Chicago Magnificent Mile’s building lease. Upon acquisition of this hotel, we determined that the building lease was a capital lease, and, therefore, we include a portion of the capital lease payment each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the operating performance of the Hyatt Chicago Magnificent Mile.

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

•

Noncontrolling interests: we deduct the noncontrolling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by preferred investors in an entity that owned the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

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

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax adjustments and fees, property-level restructuring, severance and management transition costs, lease terminations and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$65,736	$53,657	$66,952	$54,860
Operations held for investment:
Depreciation and amortization	40,680	40,873	80,727	81,580
Amortization of lease intangibles	64	1,029	127	2,057
Interest expense	15,872	17,289	35,882	34,615
Income tax provision	238	233	475	318
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(1,655)	(2,480)	(3,305)	(4,661)
Depreciation and amortization	(870)	(854)	(1,735)	(1,701)
Interest expense	(414)	(385)	(827)	(763)
EBITDA	119,651	109,362	178,296	166,305

Operations held for investment:
Amortization of deferred stock compensation	2,463	1,786	4,077	4,681
Amortization of favorable and unfavorable contracts, net	19	42	15	(179)
Noncash straight-line lease expense	460	491	948	995
Capital lease obligation interest — cash ground rent	(351)	(351)	(702)	(702)
Gain on sale of assets, net	(18,227)	(1)	(18,234)	(1)
Loss on extinguishment of debt	154	2	259	2
Gain on redemption of note receivable	—	(939)	—	(939)
Prior year property tax adjustments, net	(3,943)	88	(4,040)	(100)
Property-level restructuring, severance and management transition costs	—	—	1,560	683
Lease termination costs	1,000	—	1,000	300
Costs associated with CEO severance	—	—	—	5,257
Noncontrolling interests:
Noncash straight-line lease expense	(112)	(112)	(225)	(225)
	(18,537)	1,006	(15,342)	9,772
Adjusted EBITDA	$101,114	$110,368	$162,954	$176,077

Adjusted EBITDA was $101.1 million and $110.4 million for the three months ended June 30, 2016 and 2015, respectively, and $163.0 million and $176.1 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted EBITDA decreased $9.3 million and $13.1 million in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the sales of the Sheraton Cerritos, the Doubletree Guest Suites Times Square and BuyEfficient in May 2016, December 2015 and September 2015, respectively. In addition, Adjusted EBITDA was negatively impacted during the three and six months ended June 30, 2016 by decreased earnings generated by our Chicago hotels due to weak market conditions, along with decreased earnings generated by the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa due to significant renovations at these hotels, and by our San Diego hotels due to higher costs. Partially offsetting these decreases, Adjusted EBITDA increased due to strong market conditions and expense management at the Renaissance Orlando at SeaWorld®, Hyatt Regency San Francisco and our Los Angeles hotels. In addition, amortization of deferred stock compensation decreased during the first six months of 2016 as compared to the same period in 2015 as we recognized an additional $1.6 million in deferred stock compensation during 2015 related to CEO severance. The effect of this decrease in deferred stock compensation expense was partially mitigated by a reclassification of a portion of the expense related to deferred stock compensation.

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

•	Noncash ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the underlying performance of our hotels.

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

•

Noncontrolling interests: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by preferred investors in an entity that owned the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

•

Other adjustments: we exclude other adjustments such as executive severance costs, lawsuit settlement costs, prior year property tax adjustments and fees, property-level restructuring, severance and management transition costs, lease terminations, any gains or losses we have recognized on redemptions of assets other than real estate investments, and income tax benefits or provisions associated with the application of net operating loss carryforwards or with the sale of assets other than real estate investments because we do not believe these costs reflect the actual performance for that period and/or the ongoing operations of our hotels.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$65,736	$53,657	$66,952	$54,860
Preferred stock dividends and redemption charge	(6,783)	(2,300)	(9,549)	(4,600)
Operations held for investment:
Real estate depreciation and amortization	40,526	40,477	80,419	80,787
Amortization of lease intangibles	64	1,029	127	2,057
Gain on sale of assets, net	(18,227)	(1)	(18,234)	(1)
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(1,655)	(2,480)	(3,305)	(4,661)
Real estate depreciation and amortization	(870)	(854)	(1,735)	(1,701)
FFO attributable to common stockholders	78,791	89,528	114,675	126,741

Operations held for investment:
Write-off of deferred financing fees	—	455	—	455
Amortization of favorable and unfavorable contracts, net	19	42	15	(179)
Noncash straight-line lease expense	460	491	948	995
Noncash interest related to loss on derivatives, net	2,782	10	9,184	10
Loss on extinguishment of debt	154	2	259	2
Gain on redemption of note receivable	—	(939)	—	(939)
Prior year property tax adjustments, net	(3,943)	88	(4,040)	(100)
Property-level restructuring, severance and management transition costs	—	—	1,560	683
Lease termination costs	1,000	—	1,000	300
Preferred stock redemption charge	4,052	—	4,052	—
Costs associated with CEO severance	—	—	—	5,257
Amortization of deferred stock compensation associated with CEO severance	—	—	—	1,623
Noncontrolling interests:
Noncash straight-line lease expense	(112)	(112)	(225)	(225)
Noncash interest related to loss on derivative	—	(2)	—	(2)
	4,412	35	12,753	7,880
Adjusted FFO attributable to common stockholders	$83,203	$89,563	$127,428	$134,621

Adjusted FFO attributable to common stockholders was $83.2 million and $89.6 million for the three months ended June 30, 2016 and 2015, respectively, and $127.4 million and $134.6 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted FFO attributable to common stockholders decreased $6.4 million and $7.2 million in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. These decreases in earnings were partially offset by a decrease in interest expense on our debt and capital lease obligations due to our 2015 repayments of six separate mortgages and refinancing of one mortgage with a lower interest rate unsecured term loan, as well as our refinancing of another mortgage with a lower interest rate unsecured term loan during the first quarter of 2016, and our repayment of one mortgage during the second quarter of 2016.

Investing Activities

Acquisitions. We did not acquire any hotels during either the three or six months ended June 30, 2016 or 2015. While our primary focus is on acquiring branded, urban, upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our existing portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, as well as the proceeds we received from our May 2016 sale of the Sheraton Cerritos.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In May 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation. We did not dispose of any hotels or other assets during either the three or six months ended June 30, 2015.

Renovations. We invested $100.0 million and $73.0 million in capital improvements to our hotel portfolio during the six months ended June 30, 2016 and 2015, respectively. Consistent with our strategy, during the first six months of 2016 and 2015, we undertook major renovations, repositionings and ordinary course rooms and public space renovations, most significantly at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. As a result, we incurred room revenue disruption of approximately $2.5 million and $3.3 million for the three and six months ended June 30, 2016, respectively, and zero and $1.3 million during the three and six months ended June 30, 2015, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sales of the Sheraton Cerritos and the Doubletree Guest Suites Times Square, sales and redemptions of other assets, our term loan agreement drawn in January 2016, our credit facility and our preferred stock offerings. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable and our credit facility, redemption of our Series D preferred stock, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $149.2 million for the six months ended June 30, 2016 as compared to $137.4 million for the six months ended June 30, 2015. The net increase to cash provided by operating activities during the first six months of 2016 was primarily due to cash generated by our hotels, combined with the release of restricted lender reserves upon our repayments of the loans secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®. These increases were partially offset by decreased cash generated by both the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa, which were undergoing major renovations during the first six months of 2016. The increase in net cash provided by operating activities during the first six months of 2015 was primarily due to cash generated by our hotels, including additional cash generated by our newly renovated Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hyatt Regency San Francisco and Renaissance Long Beach hotels. These increases were partially offset by decreased cash generated by the Boston Park Plaza, which was undergoing a major renovation primarily during the first quarter of 2015.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first six months of 2016 as compared to the first six months of 2015 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Proceeds from sales of assets	$41,171	$5
Proceeds from redemption of note receivable	—	1,125
Restricted cash — replacement reserve	(1,914)	(9,193)
Acquisition of air rights lease	(2,447)	—
Renovations and additions to hotel properties	(100,034)	(72,989)
Payment for interest rate derivative	—	(13)
Net cash used in investing activities	$(63,224)	$(81,065)

Net cash used in investing activities was $63.2 million during the first six months of 2016 as compared to $81.1 million for the same period in 2015. During the first half of 2016, we received proceeds of $41.2 million from our sales of the Sheraton Cerritos and surplus FF&E. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $1.9 million, paid $2.4 million to acquire the air rights lease at our Renaissance Harborplace and paid $100.0 million for renovations and additions to our portfolio.

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

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2016 as compared to the first six months of 2015 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Proceeds from preferred stock offerings	$190,000	$—
Payment of preferred stock offering costs	(6,640)	—
Redemption of preferred stock	(115,000)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)
Proceeds from note payable and credit facility	100,000	38,000
Payments on notes payable and credit facility	(193,446)	(148,635)
Payments for costs related to extinguishment of notes payable	(153)	(2)
Payments of deferred financing costs	(77)	(4,131)
Dividends and distributions paid	(199,555)	(52,079)
Distributions to noncontrolling interests	(2,800)	(3,591)
Net cash used in financing activities	$(230,312)	$(179,702)

Net cash used in financing activities was $230.3 million for the first six months of 2016 as compared to $179.7 million for the first six months of 2015. Net cash used in financing activities during the first six months of 2016 consisted of the following cash outflows: $115.0 million to paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $193.4 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld® and $6.6 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loan secured by Renaissance Orlando at SeaWorld®; $0.1 million in deferred financing costs related to our new $100.0 million unsecured term loan; $199.6 million in dividends and distributions to our common and preferred stockholders; and $2.8 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by total net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, and $100.0 million in proceeds received from our new unsecured term loan.

Net cash used in financing activities during the first six months of 2015 consisted of the following cash outflows: $9.3 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $148.6 million in principal payments on our notes payable and credit facility, including $99.1 million to repay four loans, $38.0 million to repay a draw on our credit facility and $11.5 million in principal payments on our notes payable; $2,000 in fees paid upon our repayment of four loans; $4.1 million in deferred financing costs related to our new $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $52.1 million in dividends and distributions to our common and preferred stockholders; and $3.6 million in distributions to the noncontrolling interests in our hotels. These cash outflows were slightly offset by $38.0 million in proceeds received from our credit facility.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common stock, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, as well as the proceeds we received from our May 2016 sale of the Sheraton Cerritos, in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the equity distribution agreements we entered into in February 2014. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through June 30, 2016, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the agreements, leaving $128.4 million available for sale under the agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of June 30, 2016, our unrestricted cash balance was $354.7 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand.

Debt. As of June 30, 2016, we had $1.0 billion of consolidated debt, $417.0 million of cash and cash equivalents, including restricted cash, and total assets of $3.7 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of June 30, 2016 is approximately 4 years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.8%. Including our variable rate debt obligation based on the variable rate at June 30, 2016, the weighted average interest rate on our debt is 4.3%.

As of June 30, 2016, all of our outstanding debt either had fixed interest rates or had been swapped to fixed interest rates, except the $223.9 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2017. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of June 30, 2016, we have two unsecured corporate-level term loans. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our 2016 year-to-date debt transactions is discussed below.

In January 2016, we drew the available funds of $100.0 million under  an unsecured term loan agreement, and used the proceeds, combined with cash on hand in February 2016 to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, in December 2015, we entered into a forward swap agreement that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage and the swap in place, the loan bears interest at an effective rate of 3.653%.

In May 2016, we repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from our issuance of Series F preferred stock in May 2016. The loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

We may in the future seek to obtain mortgages on one or all of our 21 unencumbered hotels, 13 of which are currently held by subsidiaries whose interests are pledged to our credit facility entered into in April 2015. Our 21 unencumbered hotels include: Boston Park Plaza, Courtyard by Marriott Los Angeles, Fairmont Newport Beach, Hilton Garden Inn Chicago Downtown/Magnificent Mile, Hilton New Orleans St. Charles, Hilton North Houston, Hyatt Chicago Magnificent Mile, Hyatt Regency Newport Beach, Hyatt Regency San Francisco, Marriott Houston, Marriott Park City, Marriott Philadelphia, Marriott Portland, Marriott Quincy, Marriott Tysons Corner, Wailea Beach Marriott Resort & Spa, Renaissance Harborplace, Renaissance Long Beach, Renaissance Los Angeles Airport, Renaissance Orlando at SeaWorld® and Renaissance Westchester. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of June 30, 2016 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,008,034	$252,852	$22,019	$411,861	$321,302
Interest obligations on notes payable (1)	176,539	41,647	61,487	44,186	29,219
Capital lease obligations	15,576	1	2	3	15,570
Interest obligations on capital leases	98,749	1,402	2,804	2,803	91,740
Operating lease obligations	355,390	9,969	19,852	19,664	305,905
Construction commitments	77,492	77,492	—	—	—
Employment obligations	1,544	1,053	491	—	—
Total	$1,733,324	$384,416	$106,655	$478,517	$763,736

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at June 30, 2016, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $100.0 million in our portfolio during the first six months of 2016. As of June 30, 2016, we have contractual construction commitments totaling $77.5 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2016, our balance sheet includes restricted cash of $54.8 million, which was held in FF&E reserve accounts for future capital expenditures at the 28 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 27 hotel Comparable Portfolio by quarter for 2015 and 2016 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2015:
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Non-comparable hotel revenues (1)	(19,065)	(16,316)	(14,467)	(14,168)	(64,016)
Sold hotel revenues (2)	(15,449)	(21,156)	(22,627)	(19,152)	(78,384)
Non-hotel revenues (3)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (4)	$247,774	$299,751	$285,425	$266,008	$1,098,958
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.5%	27.3%	26.0%	24.2%	100.00%

2016:
Total revenues	$274,292	$322,160
Non-comparable hotel revenues (1)	(18,745)	(13,813)
Sold hotel revenues (2)	(3,355)	(1,491)
Non-hotel revenues (3)	(121)	(99)
Total Comparable Portfolio revenues (4)	$252,071	$306,757

(1)	Non-comparable hotel revenues include those generated by the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016.
(2)	Sold hotel revenues include those generated by the Sheraton Cerritos and the Doubletree Guest Suites Times Square, which we sold in May 2016 and December 2015, respectively.
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

(4)	Total Comparable Portfolio revenues include those generated by the 27 hotel Comparable Portfolio.

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

As of June 30, 2016, 77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.1 million based on the variable rate at June 30, 2016. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.6 million, based on the variable rates at June 30, 2016.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 — April 30, 2016	—
May 1, 2016 — May 31, 2016	—
June 1, 2016 — June 30, 2016	—
Total	—			$ 100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of June 30, 2016, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

3.4	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.5	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on May 17, 2016).

10.2	Amendment No. 2 to Employment Agreement dated as of May 5, 2016, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman.

10.3	Amendment No. 3 to Employment Agreement dated as of May 5, 2016, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2016; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 8, 2016	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)