Form 10-Q
period 2016-09-30
Sunstone Hotel Investors, Inc.
filed 2016-11-02
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

216,509,093 shares of Common Stock, $0.01 par value, as of October 28, 2016

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$367,117	$499,067
Restricted cash	67,248	76,180
Accounts receivable, net	46,260	32,024
Inventories	1,365	1,395
Prepaid expenses	10,973	10,879
Total current assets	492,963	619,545
Investment in hotel properties, net	3,234,814	3,229,010
Deferred financing fees, net	2,593	4,310
Other assets, net	9,091	10,386
Total assets	$3,739,461	$3,863,251
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,020	$30,193
Accrued payroll and employee benefits	22,486	28,023
Dividends and distributions payable	14,033	265,124
Other current liabilities	44,372	41,877
Current portion of notes payable, net	251,276	85,776
Total current liabilities	369,187	450,993
Notes payable, less current portion, net	748,767	1,010,819
Capital lease obligations, less current portion	15,574	15,575
Other liabilities	42,677	34,744
Total liabilities	1,176,205	1,512,131
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
8.0% Series D Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at September 30, 2016 and 4,600,000 shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	—	115,000
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	115,000	—
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at September 30, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	75,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 216,509,093 shares issued and outstanding at September 30, 2016 and 207,604,391 shares issued and outstanding at December 31, 2015	2,165	2,076
Additional paid in capital	2,540,782	2,458,889
Retained earnings	753,725	652,704
Cumulative dividends and distributions	(973,105)	(927,868)
Total stockholders’ equity	2,513,567	2,300,801
Noncontrolling interest in consolidated joint venture	49,689	50,319
Total equity	2,563,256	2,351,120
Total liabilities and equity	$3,739,461	$3,863,251

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Room	$217,672	$233,787	$629,145	$666,756
Food and beverage	68,899	68,371	221,431	219,820
Other operating	16,733	22,437	49,180	61,671
Total revenues	303,304	324,595	899,756	948,247
OPERATING EXPENSES
Room	54,624	58,332	160,185	169,742
Food and beverage	49,174	50,381	154,042	153,412
Other operating	4,328	5,605	12,516	16,073
Advertising and promotion	15,015	15,325	45,285	46,252
Repairs and maintenance	10,876	11,859	33,139	34,798
Utilities	8,252	9,374	23,114	26,736
Franchise costs	9,408	10,591	27,402	30,009
Property tax, ground lease and insurance	20,944	25,649	61,941	72,413
Property general and administrative	35,003	37,828	107,698	109,384
Corporate overhead	6,392	6,046	19,918	27,222
Depreciation and amortization	40,442	41,331	121,169	122,911
Total operating expenses	254,458	272,321	766,409	808,952
Operating income	48,846	52,274	133,347	139,295
Interest and other income	283	576	1,127	3,350
Interest expense	(11,136)	(16,405)	(47,018)	(51,020)
Loss on extinguishment of debt	—	—	(259)	(2)
Gain on sale of assets	—	11,682	18,223	11,682
Income before income taxes and discontinued operations	37,993	48,127	105,420	103,305
Income tax benefit (provision)	1,434	(938)	959	(1,256)
Income from continuing operations	39,427	47,189	106,379	102,049
Income from discontinued operations, net of tax	—	15,895	—	15,895
NET INCOME	39,427	63,084	106,379	117,944
Income from consolidated joint ventures attributable to noncontrolling interests	(2,053)	(1,982)	(5,358)	(6,643)
Preferred stock dividends and redemption charge	(3,207)	(2,300)	(12,756)	(6,900)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$34,167	$58,802	$88,265	$104,401

COMPREHENSIVE INCOME	$39,427	$63,084	$106,379	$117,944
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$34,167	$58,802	$88,265	$104,401
Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.16	$0.20	$0.41	$0.42
Income from discontinued operations, net of tax	—	0.08	—	0.08
Basic and diluted income attributable to common stockholders per common share	$0.16	$0.28	$0.41	$0.50
Basic and diluted weighted average common shares outstanding	215,413	207,604	214,565	207,264

Distributions declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock											Noncontrolling
	Series D		Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2015 (audited)	4,600,000	$115,000	—	$—	—	$—	207,604,391	$2,076	$2,458,889	$652,704	$(927,868)	$50,319	$2,351,120
Redemption of preferred stock	(4,600,000)	(115,000)	—	—	—	—	—	—	4,052	—	(4,052)	—	(115,000)
Net proceeds from sales of preferred stock	—	—	4,600,000	115,000	3,000,000	75,000	—	—	(6,640)	—	—	—	183,360
Deferred stock compensation, net	—	—	—	—	—	—	1,482,621	15	5,732	—	—	—	5,747
Issuance of common stock distributions declared in 2015 at $1.26 per share	—	—	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock distributions and distributions payable at $0.15 per share year to date	—	—	—	—	—	—	—	—	—	—	(32,481)	—	(32,481)
Series D preferred stock dividends at $0.527778 per share through redemption date	—	—	—	—	—	—	—	—	—	—	(2,428)	—	(2,428)
Series E preferred stock dividends and dividends payable at $0.970075 per share year to date	—	—	—	—	—	—	—	—	—	—	(4,462)	—	(4,462)
Series F preferred stock dividends and dividends payable at $0.604725 per share year to date	—	—	—	—	—	—	—	—	—	—	(1,814)	—	(1,814)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(5,988)	(5,988)
Net income	—	—	—	—	—	—	—	—	—	101,021	—	5,358	106,379
Balance at September 30, 2016	—	$—	4,600,000	$115,000	3,000,000	$75,000	216,509,093	$2,165	$2,540,782	$753,725	$(973,105)	$49,689	$2,563,256

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,379	$117,944
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	493	115
Gain on sale of assets, net	(18,226)	(27,708)
Loss on extinguishment of debt	259	2
Gain on redemption of note receivable	—	(939)
Loss on derivatives, net	7,810	12
Depreciation	118,764	119,811
Amortization of franchise fees and other intangibles	2,936	6,048
Amortization of deferred financing fees	1,648	2,472
Amortization of deferred stock compensation	5,616	8,106
Changes in operating assets and liabilities:
Restricted cash	17,846	550
Accounts receivable	(14,747)	(13,892)
Inventories	26	76
Prepaid expenses and other assets	(72)	1,403
Accounts payable and other liabilities	3,002	14,075
Accrued payroll and employee benefits	(3,215)	970
Net cash provided by operating activities	228,519	229,045
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	41,202	42,432
Proceeds from redemption of note receivable	—	1,125
Restricted cash — replacement reserve	(8,914)	(10,017)
Acquisition of air rights lease	(2,447)	—
Renovations and additions to hotel properties	(139,846)	(106,575)
Payment for interest rate derivative	—	(13)
Net cash used in investing activities	(110,005)	(73,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	190,000	—
Payment of preferred stock offering costs	(6,640)	—
Redemption of preferred stock	(115,000)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)
Proceeds from note payable and credit facility	100,000	38,000
Payments on notes payable and credit facility	(196,504)	(154,129)
Payments for costs related to extinguishment of notes payable	(153)	(2)
Payments of deferred financing costs	(85)	(4,908)
Dividends and distributions paid	(213,453)	(64,814)
Distributions to noncontrolling interests	(5,988)	(6,786)
Net cash used in financing activities	(250,464)	(201,903)
Net decrease in cash and cash equivalents	(131,950)	(45,906)
Cash and cash equivalents, beginning of period	499,067	222,096
Cash and cash equivalents, end of period	$367,117	$176,190
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,545	$47,319
Cash paid (refunds received) for income taxes, net	$1,103	$(99)
NONCASH INVESTING ACTIVITY
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$7,165	$2,779
Amortization of deferred stock compensation — construction activities	$450	$442
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$4,052	$—
Issuance of common stock distributions	$78,823	$37,349
Dividends and distributions payable	$14,033	$12,730

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of September 30, 2016, the Company had interests in 28 hotels (the “28 hotels”) held for investment, and the Company’s third-party managers included the following:

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$39,427	$63,084	$106,379	$117,944
Income from consolidated joint ventures attributable to noncontrolling interests	(2,053)	(1,982)	(5,358)	(6,643)
Preferred stock dividends and redemption charge	(3,207)	(2,300)	(12,756)	(6,900)
Dividends paid on unvested restricted stock compensation	(55)	(49)	(173)	(162)
Undistributed income allocated to unvested restricted stock compensation	(123)	(161)	(293)	(270)
Numerator for basic and diluted income attributable to common stockholders	$33,989	$58,592	$87,799	$103,969
Denominator:
Weighted average basic and diluted common shares outstanding	215,413	207,604	214,565	207,264
Basic and diluted income attributable to common stockholders per common share	$0.16	$0.28	$0.41	$0.50

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for both the three and nine months ended September 30, 2016 and 2015, as their inclusion would have been anti-dilutive.

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was originally to be effective during the first quarter of 2017; however, the FASB issued a one-year deferral in July 2015 so that it now becomes effective during the first quarter of 2018. ASU No. 2014-09 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2014-09 will have on its consolidated financial statements, and has not yet selected a transition method.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 became effective during the first quarter of 2016, requiring either a prospective or a modified retrospective approach. The Company’s adoption of ASU No. 2014-12 did not have an effect on its consolidated financial statements, and will not have an effect in the future unless the Company issues grants that fall within its scope.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 became effective during the first quarter of 2016, requiring a modified retrospective approach. The Company’s adoption of ASU No. 2015-02 did not have a material effect on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 became effective during the first quarter of 2016, requiring a prospective approach. The Company’s adoption of ASU No. 2015-16 will have an effect on its consolidated financial statements and related disclosures when and if the Company has a business combination that requires a significant measurement-period adjustment.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which makes targeted amendments to guidance on classifying and measuring financial instruments. ASU No. 2016-01 provides disclosure relief for public companies by eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 will become effective during the first quarter of 2018, with early adoption permitted. The Company chose to early adopt ASU 2016-01 effective January 1, 2016, and eliminated the disclosure in its consolidated financial statements of the methods and significant assumptions the Company used to calculate the fair value of its debt.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which clarifies the principal versus agent guidance in ASU 2014-09. In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2016-08 will have on its consolidated financial statements.

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

In accordance with the transition provisions of the new guidance, the Company adjusted items on its consolidated balance sheet, consolidated statement of equity and consolidated statement of cash flows. The following financial statement line items have been adjusted on the Company’s consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2015 in order to reverse the effects of forfeitures recognized in prior years, and on the consolidated statement of cash flows for the nine months ended September 30, 2015 to reclassify the repurchase of employee common stock for employee withholding obligations from an operating activity to a financing activity (in thousands):

		Effect of Change in
	As Originally Reported	Accounting Principle	As Adjusted
		(unaudited)	(unaudited)
Consolidated Balance Sheet and Consolidated Statement of Equity as of December 31, 2015 (audited):
Additional paid in capital	$2,458,735	$154	$2,458,889
Retained earnings	$652,858	$(154)	$652,704

Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 (unaudited):
Amortization of deferred stock compensation	$5,505	$2,601	8,106
Accrued payroll and employee benefits	$(5,693)	$6,663	$970
Net cash provided by operating activities	$219,781	$9,264	$229,045
Repurchase of common stock for employee withholding obligations	$—	$(9,264)	$(9,264)
Net cash used in financing activities	$(192,639)	$(9,264)	$(201,903)

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”), which amends the FASB’s new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. This clarification is important because entities that use the modified retrospective transition approach need to apply the standard only to contracts that are not complete as of the date of initial application, and entities that use the full retrospective approach may apply certain practical expedients to completed contracts. In addition, ASU No. 2016-12 clarifies that an entity should consider the probability of collecting substantially all of the consideration to which it will be entitled in exchange for goods and services expected to be transferred to the customer rather than the total amount promised for all the goods or services in the contract. ASU No. 2016-12 also clarifies that an entity may consider its ability to manage its exposure to credit risk as part of the collectability assessment, as well as that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. Finally, ASU No. 2016-12 allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. ASU No. 2016-12 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU 2016-12 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact that ASU No. 2016-12 will have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. ASU No. 2016-13 is effective during the first quarter of 2020. ASU No. 2016-13 will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. The Company is currently evaluating the impact that ASU No. 2016-13 will have on its consolidated financial statements.

In September 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU No. 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. The Company does not believe that the adoption of ASU No. 2016-15 will have a material effect on its consolidated financial statements.

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

At both September 30, 2016 and December 31, 2015, the noncontrolling interest reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. During both the three and nine months ended September 30, 2015, noncontrolling interests recorded in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square. The Company sold its interests in the Doubletree Guest Suites Times Square in December 2015.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Land	$542,660	$542,660
Buildings and improvements	3,168,291	3,109,562
Furniture, fixtures and equipment	510,347	480,832
Intangibles	47,090	45,249
Franchise fees	1,021	1,082
Construction in process	116,782	97,974
Investment in hotel properties, gross	4,386,191	4,277,359
Accumulated depreciation and amortization	(1,151,377)	(1,048,349)
Investment in hotel properties, net	$3,234,814	$3,229,010

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

The following table provides summary results of operations for the Sheraton Cerritos that was sold during 2016, as well as for the Doubletree Guest Suites Times Square and an electronic purchasing platform (“BuyEfficient”) that were sold during 2015, all of which are included in continuing operations (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$24,629	$4,846	$64,962
Income before income taxes	$—	$1,751	$876	$2,468
Gain on sale of assets	$—	$11,682	$18,223	$11,682

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of September 30, 2016 and December 31, 2015, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

On an annual basis and periodically when indicators of impairment exist, the Company analyzes the carrying values of its hotel properties and other assets using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company did not identify any properties or other assets with indicators of impairment during either the three or nine months ended September 30, 2016 and 2015.

On an annual basis and periodically when indicators of impairment exist, the Company also analyzes the carrying value of its goodwill using Level 3 measurements, including a discounted cash flow analysis to estimate the fair value of its reporting units. As of both September 30, 2016 and December 31, 2015, the Company’s goodwill, which is included in other assets, net on the Company’s consolidated balance sheets, consists of $1.0 million associated with one of its hotels. The Company did not identify any indicator of goodwill impairment during either the three or nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2016 (unaudited):
Interest rate cap derivatives	$—	$—	$—	$—
Life insurance policy (1)	857	—	857	—
Total assets measured at fair value at September 30, 2016	$857	$—	$857	$—
December 31, 2015:
Interest rate cap derivatives	$1	$—	$1	$—
Interest rate swap derivative	759	—	759	—
Life insurance policy (1)	964	—	964	—
Total assets measured at fair value at December 31, 2015	$1,724	$—	$1,724	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2016 (unaudited):
Interest rate swap derivative	$7,487	$—	$7,487	$—
Retirement benefit agreement (1)	857	—	857	—
Total liabilities measured at fair value at September 30, 2016	$8,344	$—	$8,344	$—

December 31, 2015:
Interest rate swap derivative	$437	$—	$437	$—
Retirement benefit agreement (1)	964	—	964	—
Total liabilities measured at fair value at December 31, 2015	$1,401	$—	$1,401	$—

(1)

Includes the retirement benefit agreement for one of the Company’s former associates, which the Company values using Level 2 measurements. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.2 million through September 30, 2016, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2016 (unaudited) and December 31, 2015 (in thousands):

							Estimated Fair Value Asset (Liability)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2016	2015
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$111,691	$—	$1
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	$(2,699)	$759
$100.0 million term loan (2)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	$(4,788)	$(437)
							$(7,487)	$323

(1)	The fair value of the Hilton San Diego Bayfront cap agreement is included in other assets, net on the accompanying consolidated balance sheets.
(2)

The fair values of both the $85.0 million term loan and the $100.0 million term loan swap agreements are included in other liabilities on the Company’s consolidated balance sheets. The 1-month LIBOR rate related to the $85.0 million term loan was swapped to a fixed rate of 1.591%. The 1-month LIBOR rate related to the $100.0 million term loan was swapped to a fixed rate of 1.853%.

Changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Gain) loss on derivatives, net	$(1,374)	$2	$7,810	$12

Fair Value of Debt

As of September 30, 2016 and December 31, 2015, 77.8% and 79.5%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $1.0 billion and $1.1 billion as of September 30, 2016 and December 31, 2015, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $1.0 billion and $1.1 billion as of September 30, 2016 and December 31, 2015, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Property and equipment, net	$909	$1,341
Land held for development	188	188
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,689	3,336
Interest rate derivatives	—	760
Other receivables	1,830	2,201
Other	1,485	1,570
Total other assets	$9,091	$10,386

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Cost basis	$10,807	$10,785
Accumulated depreciation	(9,898)	(9,444)
Property and equipment, net	$909	$1,341

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from March 2017 through January 2025. The notes are collateralized by first deeds of trust on six hotel properties at September 30, 2016, and eight hotel properties at December 31, 2015.	$596,851	$791,073
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	223,124	225,407
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	—
Total notes payable	$1,004,975	$1,101,480

Current portion of notes payable	$252,397	$86,840
Less: current portion of deferred financing fees	(1,121)	(1,064)
Carrying value of current portion of notes payable	$251,276	$85,776

Notes payable, less current portion	$752,578	$1,014,640
Less: long-term portion of deferred financing fees	(3,811)	(3,821)
Carrying value of notes payable, less current portion	$748,767	$1,010,819

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

In May 2016, the Company repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from its issuance of Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) in May 2016 (see Note 9). The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016. The Company incurred legal and other fees totaling $0.2 million, which are included in loss on extinguishment of debt in the Company’s consolidated statements of operations for the nine months ended September 30, 2016.

Deferred Financing Fees

In February 2016, the Company incurred a loss on extinguishment of debt of $0.1 million related to the accelerated amortization of deferred financing fees due to the early repayment of the loan secured by the Boston Park Plaza.

During the first nine months of 2016, the Company paid a total of $0.1 million in deferred financing fees related to its new $100.0 million unsecured term loan as well as its credit facility.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$11,966	$15,711	$37,560	$48,536
(Gain) loss on derivatives, net	(1,374)	2	7,810	12
Amortization of deferred financing fees	544	692	1,648	2,472
Total interest expense	$11,136	$16,405	$47,018	$51,020

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Property, sales and use taxes payable	$20,652	$17,988
Income tax payable	204	470
Accrued interest	2,728	3,012
Advance deposits	14,553	12,727
Management fees payable	1,144	3,001
Other	5,091	4,679
Total other current liabilities	$44,372	$41,877

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Interest rate swap derivatives	7,487	437
Accrued income tax	—	1,596
Deferred revenue	5,903	5,881
Deferred rent	19,128	17,191
Deferred incentive management fees	547	—
Other	2,612	2,639
Total other liabilities	$42,677	$34,744

As part of the Company’s ongoing evaluations of its uncertain tax positions, in September 2016, the Company reversed a $1.5 million income tax accrual that it previously recorded during 2013, plus $0.1 million in accrued interest, related to the 2012 tax year. The reversal was due to the expiration of the statute of limitations for the 2012 tax year.

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

Common Stock

In February 2014, the Company entered into separate Equity Distribution Agreements (the “Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. The Company did not issue any shares of its common stock in connection with the Agreements during either the three or nine months ended September 30, 2016. As of September 30, 2016, the Company has $128.4 million available for sale under the Agreements.

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

As discussed in Note 2, the Company chose to early adopt ASU No. 2016-09 effective January 1, 2016. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$1,539	$1,262	$5,616	$8,106

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer.

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During the three months ended September 30, 2016 and 2015, these capitalized costs totaled a nominal credit to expense due to forfeitures and an expense of $0.1 million, respectively. During the nine months ended September 30, 2016 and 2015, these capitalized costs totaled $0.5 million and $0.4 million, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and nine months ended September 30, 2016 and 2015 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$8,510	$8,965	$25,130	$26,096
Incentive management fees	1,541	1,313	4,735	4,548
Total basic and incentive management fees	$10,051	$10,278	$29,865	$30,644

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

Total license and franchise costs incurred by the Company during the three and nine months ended September 30, 2016 and 2015 were included in the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$6,666	$7,310	$19,546	$20,978
Franchise royalties	2,742	3,281	7,856	9,031
Total franchise costs	$9,408	$10,591	$27,402	$30,009

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At September 30, 2016, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2016 totaled $56.0 million.

Capital Leases

The Hyatt Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(6,370)	(5,268)
Net capital lease asset - buildings and improvements	$52,429	$53,531

Future minimum lease payments under the Company’s capital lease together with the present value of the net minimum lease payments as of September 30, 2016 are as follows (in thousands):

2016	$1,403
2017	1,403
2018	1,403
2019	1,403
2020	1,403
Thereafter	106,958
Total minimum lease payments (1)	113,973
Less: Amount representing interest (2)	(98,398)
Present value of net minimum lease payments (3)	$15,575

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. For both the three and nine months ended September 30, 2016, $36,000 in percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease. For the three and nine months ended September 30, 2015, $45,000 and $0.1 million, respectively, in percentage rent was due under the Hyatt Chicago Magnificent Mile’s building lease.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of September 30, 2016 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2016 and 2015 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,251	$3,725	$6,857	$11,145
Percentage rent (1)	2,802	948	7,327	2,677
Total	$5,053	$4,673	$14,184	$13,822

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2016, the Company’s 28 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

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

At September 30, 2016, the Company had $0.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2016.

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

•	our need to operate as a REIT and comply with other applicable laws and regulations;

•	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act;

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 28 hotels held for investment as of September 30, 2016;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

We own primarily urban and resort upper upscale hotels in the United States. As of September 30, 2016, we had interests in 28 hotels, which are currently held for investment (the “28 hotels”). Of the 28 hotels, we classify 24 as upper upscale, two as luxury and two as upscale as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 28 hotels are operated under nationally recognized brands such as Marriott, Hilton, Hyatt and Fairmont, which are among the most respected and widely recognized brands in the lodging industry. While independent hotels may do well in strong market locations, we believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2016, the hotels comprising our 28 hotel portfolio average 488 rooms in size.

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

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and the 11.0% preferred equity investment (the “Preferred Equity Investment”) we received from the buyer in conjunction with our 2013 sale of four hotels and a laundry facility in Rochester, Minnesota (the “Rochester Portfolio) prior to its sale in July 2015, as well as any energy rebates we have received or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

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

•

Gain on sale of assets, which includes the gain we recognized on our sales of the Sheraton Cerritos in May 2016 and BuyEfficient in September 2015, as neither of the sales represented a strategic shift that had a major impact on our business plan or our primary markets, and therefore, neither qualified as a discontinued operation;

•

Income tax benefit (provision), which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from discontinued operations, net of tax, which includes the results of operations for any hotels or other real estate investments sold during the reporting period, along with the gain or loss realized on the sale of these assets and any extinguishment of related debt or income tax provisions;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends and redemption charge, which includes dividends earned on our Series D preferred stock until its redemption in April 2016, as well as dividends earned on our Series E preferred stock issued in March 2016, and our Series F preferred stock issued in May 2016, as well as any redemption charges for preferred stock redemptions made in excess of net carrying values.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes 27 hotels, and is comprised of our total portfolio as of September 30, 2016, with the exception of the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss), excluding: noncontrolling interests; interest expense; benefit or provision for income taxes, including income taxes applicable to the sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax assessments or credits; and any other non-recurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: penalties; written-off deferred financing costs; non-real estate-related impairment losses; income tax benefits or provisions associated with the application of net operating loss carryforwards and uncertain tax positions; and any other non-recurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2015, Comparable Portfolio RevPAR increased 5.7% as compared to 2014, with a 50 basis point increase in portfolio occupancy. These improving demand trends continued, albeit at a moderate pace, in the first nine months of 2016. As a result, our first quarter Comparable Portfolio RevPAR increased 1.4% in 2016 even as occupancy decreased 100 basis points as compared to the first quarter of 2015. Our second quarter Comparable Portfolio RevPAR increased 1.3% in 2016, with a 70 basis point increase in occupancy as compared to the second quarter of 2015, and our third quarter Comparable Portfolio RevPAR increased 2.2% in 2016, with a 100 basis point increase in occupancy as compared to the third quarter of 2015.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index decreased 160 basis points during the first nine months of 2016 as compared to the same period in 2015. The decrease in our Comparable Portfolio RevPAR index was due in part to decreased rate in the first nine months of 2016 at our Chicago hotels due to a weak market in this area and at our Houston hotels due to a weak energy market and loss of contract business, combined with renovation-related revenue disruption at the Marriott Philadelphia.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2016	2015	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$217,672	$233,787	$(16,115)	(6.9)%
Food and beverage	68,899	68,371	528	0.8%
Other operating	16,733	22,437	(5,704)	(25.4)%
Total revenues	303,304	324,595	(21,291)	(6.6)%
OPERATING EXPENSES
Hotel operating	172,621	187,116	(14,495)	(7.7)%
Property general and administrative	35,003	37,828	(2,825)	(7.5)%
Corporate overhead	6,392	6,046	346	5.7%
Depreciation and amortization	40,442	41,331	(889)	(2.2)%
Total operating expenses	254,458	272,321	(17,863)	(6.6)%
Operating income	48,846	52,274	(3,428)	(6.6)%
Interest and other income	283	576	(293)	(50.9)%
Interest expense	(11,136)	(16,405)	5,269	32.1%
Gain on sale of assets	—	11,682	(11,682)	(100.0)%
Income before income taxes and discontinued operations	37,993	48,127	(10,134)	(21.1)%
Income tax benefit (provision)	1,434	(938)	2,372	252.9%
Income from continuing operations	39,427	47,189	(7,762)	(16.4)%
Income from discontinued operations, net of tax	—	15,895	(15,895)	(100.0)%
NET INCOME	39,427	63,084	(23,657)	(37.5)%
Income from consolidated joint ventures attributable to noncontrolling interests	(2,053)	(1,982)	(71)	(3.6)%
Preferred stock dividends	(3,207)	(2,300)	(907)	(39.4)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$34,167	$58,802	$(24,635)	(41.9)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2016	2015	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$629,145	$666,756	$(37,611)	(5.6)%
Food and beverage	221,431	219,820	1,611	0.7%
Other operating	49,180	61,671	(12,491)	(20.3)%
Total revenues	899,756	948,247	(48,491)	(5.1)%
OPERATING EXPENSES
Hotel operating	517,624	549,435	(31,811)	(5.8)%
Property general and administrative	107,698	109,384	(1,686)	(1.5)%
Corporate overhead	19,918	27,222	(7,304)	(26.8)%
Depreciation and amortization	121,169	122,911	(1,742)	(1.4)%
Total operating expenses	766,409	808,952	(42,543)	(5.3)%
Operating income	133,347	139,295	(5,948)	(4.3)%
Interest and other income	1,127	3,350	(2,223)	(66.4)%
Interest expense	(47,018)	(51,020)	4,002	7.8%
Loss on extinguishment of debt	(259)	(2)	(257)	(12,850.0)%
Gain on sale of assets	18,223	11,682	6,541	56.0%
Income before income taxes and discontinued operations	105,420	103,305	2,115	2.0%
Income tax benefit (provision)	959	(1,256)	2,215	176.4%
Income from continuing operations	106,379	102,049	4,330	4.2%
Income from discontinued operations, net of tax	—	15,895	(15,895)	(100.0)%
NET INCOME	106,379	117,944	(11,565)	(9.8)%
Income from consolidated joint ventures attributable to non-controlling interests	(5,358)	(6,643)	1,285	19.3%
Preferred stock dividends and redemption charge	(12,756)	(6,900)	(5,856)	(84.9)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$88,265	$104,401	$(16,136)	(15.5)%

Operating Statistics.  The following table includes comparisons of the key operating metrics for both our Total Portfolio (28 hotels) and Comparable Portfolio (27 hotels).

	Three Months Ended September 30,
	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	85.8%	$202.03	$173.34	85.5%	$200.84	$171.72	30	bps	0.6%	0.9%
Comparable Portfolio	86.9%	$200.74	$174.44	85.9%	$198.66	$170.65	100	bps	1.0%	2.2%

	Nine Months Ended September 30,
	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	83.3%	$200.78	$167.25	83.6%	$198.92	$166.30	(30)	bps	0.9%	0.6%
Comparable Portfolio	83.7%	$198.27	$165.95	83.5%	$195.61	$163.33	20	bps	1.4%	1.6%

Room revenue. Room revenue decreased $16.1 million, or 6.9%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to our sale of two hotels, the Sheraton Cerritos sold in May 2016 and the Doubletree Guest Suites Times Square sold in December 2015 (the “Two Sold Hotels”). The Two Sold Hotels generated an additional $18.2 million in room revenue during the third quarter of 2015.

Room revenue generated by the 28 hotels we owned as of September 30, 2016 (our “Existing Portfolio”), increased $2.1 million during the third quarter of 2016 as compared to the same period in 2015 due to increases in both ADR ($1.3 million) and occupancy ($0.8 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in Orlando, San Diego and Washington DC. In addition, both the Renaissance Long Beach and the Renaissance Westchester experienced double digit ADR growth as they implemented revenue management strategies to decrease the availability of lower-rated contract business in order to increase the supply of higher-rated group and business transient rooms. The Boston Park Plaza also experienced double digit ADR growth as the hotel was ramping up following its repositioning during the third quarter of 2015. These increases to ADR were partially offset by a weak energy market and loss of contract business in Houston, increased competition in New York City and displacement from the complete hotel repositioning at the Wailea Beach Marriott Resort & Spa.

The increase in occupancy during the third quarter as compared to the same period in 2015 was caused by 13,139 more group room nights, partially offset by 9,142 fewer transient room nights. Group room nights increased, to the detriment of transient room nights, in Orlando and San Diego due to strong convention activity in these locales. In addition, the Renaissance Harborplace experienced increases in both group and transient room nights as the hotel’s operations were slow to recover from the civil unrest that occurred during the second quarter of 2015. Overall, transient room nights decreased due to a weak Chicago market, displacement from the complete hotel repositioning at the Wailea Beach Marriott Resort & Spa, and a weak energy market in Houston.

During the third quarter of 2016, the most significant renovation impact to room revenue occurred at the Wailea Beach Marriott Resort & Spa. During the third quarter of 2016, 12,570 room nights were out of service at the hotel, displacing approximately $3.1 million in room revenue based on the hotel achieving a potential 82.7% occupancy rate and RevPAR of $205.72 without the renovation. There was no significant renovation-related displacement during the third quarter of 2015.

Room revenue decreased $37.6 million, or 5.6%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the Two Sold Hotels, which generated an additional $44.1 million in room revenue during the first nine months of 2015.

Room revenue generated by our Existing Portfolio increased $6.5 million during the first nine months of 2016 as compared to the same period in 2015 due to an increase in ADR ($8.7 million), partially offset by a decrease in occupancy ($2.2 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Francisco (primarily due to the Super Bowl, which took place in the San Francisco Bay Area during the first quarter of 2016), Los Angeles and Orlando. These increases to ADR were partially offset by a weak Chicago market, increased competition in New York City and displacement from the complete hotel repositioning at the Wailea Beach Marriott Resort & Spa, combined with a weak energy market and loss of contract business in Houston.

Although we increased our total number of rooms sold by 3,654 during the first nine months of 2016 as compared to the same period in 2015, occupancy decreased during this period in 2016 compared to 2015 as we increased our total rooms available by 16,763 due to 2016 being a leap year and due to the repositioning and renovation at the Boston Park Plaza and the Hilton Times Square. The overall increase in our total rooms sold during the first nine months of 2016 as compared to the same period in 2015 was comprised of a 25,122 increase in group room nights, partially offset by a 21,468 decrease in transient room nights. As noted above in the discussion regarding the third quarter, group room nights increased, to the detriment of transient room nights, in Orlando and San Diego due to strong convention activity in these locales. Overall, transient room nights decreased due to a weak Chicago market, displacement from the complete hotel repositionings at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa, and a weak energy market in Houston.

During the first nine months of 2016, the most significant renovation impacts to room revenue occurred at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. During the first nine months of 2016, a combined 27,459 room nights were out of service at these two hotels, displacing approximately $6.5 million in room revenue based on the hotels achieving a potential combined 77.6% occupancy rate and combined RevPAR of $165.06 without the renovations. During the first nine months of 2015, the most significant renovation impact to room revenue occurred at the Boston Park Plaza, where 12,535 room nights were out of service during this period, displacing approximately $1.3 million in room revenue based on the hotel achieving a potential 70.2% occupancy rate and RevPAR of $93.23 without the renovation.

Food and beverage revenue. Food and beverage revenue increased $0.5 million, or 0.8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Food and beverage revenue generated by our Existing Portfolio increased $3.0 million during the third quarter of 2016 as compared to the same period in 2015 primarily due to increased banquet revenue caused by the increase in group room nights. In addition, outlet revenue increased, the majority of which occurred at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept, as well as the Boston Park Plaza due to additional restaurant options available post-repositioning.

The increase in our Existing Portfolio’s food and beverage revenue was partially offset by the Two Sold Hotels, which generated an additional $2.5 million in food and beverage revenue during the third quarter of 2015.

Food and beverage revenue increased $1.6 million, or 0.7%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Food and beverage revenue generated by our Existing Portfolio increased $6.5 million during the first nine months of 2016 as compared to the same period in 2015 primarily due to increased banquet and outlet revenue for the same reasons as noted above in the discussion regarding the third quarter. In addition, food and beverage revenue increased at the Renaissance Harborplace during the first nine months of 2016 as compared to the same period in 2015, as the hotel’s banquet operations and outlets suffered during 2015 due to civil unrest in Baltimore.

The increase in our Existing Portfolio’s food and beverage revenue was partially offset by the Two Sold Hotels, which generated an additional $4.9 million in food and beverage revenue during the first nine months of 2015.

Other operating revenue. Other operating revenue decreased $5.7 million, or 25.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease was primarily due to the Two Sold Hotels, which generated an additional $2.0 million in other operating revenue during the third quarter of 2015, as well as BuyEfficient, which we sold in September 2015, and which also generated $2.0 million in other operating revenue during the third quarter of 2015.

Other operating revenue in our Existing Portfolio decreased $1.7 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to decreases in parking revenue, telephone/internet revenue, tenant lease revenue (including the write-off of a $0.2 million above market lease intangible asset due to the renovation-related closure of a tenant’s space at the Wailea Beach Marriott Resort & Spa) and cancellation revenue. Additionally, other operating revenue decreased during the third quarter of 2016 as compared to the same period in 2015 due to our recognition of $0.6 million in business interruption proceeds during the third quarter of 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year. These decreases in other operating revenue during the third quarter of 2016 as compared to the same period in 2015 were partially offset by increased attrition revenue.

Other operating revenue decreased $12.5 million, or 20.3%, for the first nine months ended September 30, 2016 as compared to the first nine months ended September 30, 2015, primarily due to the Two Sold Hotels, which generated an additional $5.4 million in other operating revenue during the first nine months of 2015, and BuyEfficient, which generated $5.7 million in other operating revenue during the first nine months of 2015.

Other operating revenue in our Existing Portfolio decreased $1.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the same reasons noted above in the discussion regarding the third quarter. In addition, tenant lease revenue decreased in the first nine months of 2016 as compared to the same period in 2015 as we wrote-off a $0.3 million below market lease intangible liability in the first quarter of 2015 due to the termination of a tenant lease at one of our hotels. These decreases in other operating revenue in the first nine months of 2016 as compared to the same period in 2015 were partially offset by increased resort fees and attrition revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $14.5 million, or 7.7%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the Two Sold Hotels, which generated an additional $14.1 million in hotel operating expenses during the third quarter of 2015.

Hotel operating expenses in our Existing Portfolio decreased $0.4 million during the three months ended September 30, 2016 as compared to the same period in 2015 due to the following decreased expenses: telephone/internet expense and parking expense due to the corresponding decreased telephone/internet revenue and parking revenue; utilities; repairs and maintenance due to decreased hotel payroll and related expenses in this department, as well as a $0.2 million elevator maintenance credit received at one of our hotels; and Hawaii general exercise tax (“GET”) due to lower revenue at the Wailea Beach Marriott Resort & Spa while undergoing a complete hotel repositioning. In addition, property taxes decreased during the third quarter of 2016 as compared to the same period in 2015 due to refunds received during the third quarter of 2016 at several of our hotels related to prior years, as compared to increased current year assessments received at several of our hotels during the third quarter of 2015. These decreases were partially offset by higher expenses related to the corresponding increased room revenue and food and beverage revenue. Additionally, hotel operating expenses increased in the third quarter of 2016 as compared to the same period in 2015 due to the following increased expenses: advertising and promotion due to increased hotel payroll and related expenses in this department, as well as additional advertising related to our newly renovated hotels; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues, as well as the expiration of a ground rent abatement given to the Hilton San Diego Bayfront.

Hotel operating expenses decreased $31.8 million, or 5.8%, for the first nine months ended September 30, 2016 as compared to the first nine months ended September 30, 2015, primarily due to the Two Sold Hotels, which generated an additional $37.1 million in hotel operating expenses during the first nine months of 2015.

Hotel operating expenses in our Existing Portfolio increased $5.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first nine months of 2016 as compared to the same period in 2015 due to the following increased expenses: food and beverage due to $1.5 million in severance incurred at several hotels in conjunction with the elimination of various outlets and banquet areas; both advertising and promotion and repairs and maintenance due to increased hotel payroll and related expenses in these two departments, including $0.1 million in severance incurred at one of our hotels; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues as well as the expiration of a ground rent abatement given to the Hilton San Diego Bayfront. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities as well as decreased GET due to lower revenue at the Wailea Beach Marriott Resort & Spa while undergoing a complete hotel repositioning. In addition, property taxes decreased during the first nine months of 2016 as compared to the same period in 2015 due to refunds received during the first nine months of 2016 at several of our hotels related to prior years, as compared to increased current year assessments received at several of our hotels during the same period in 2015.

Property general and administrative expense.  Property general and administrative expense decreased $2.8 million, or 7.5%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the Two Sold Hotels and BuyEfficient, which generated an additional $1.9 million and $2.8 million, respectively, during the third quarter of 2015.

Property general and administrative expense in our Existing Portfolio increased $1.9 million during the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to increases in the following expenses caused by higher revenue: payroll and related expenses; credit and collection expenses; management fees; and supplies. In addition, legal fees increased during the third quarter of 2016 as compared to the same period in 2015, as well as contract and professional fees. Partially offsetting these increased expenses, both employee training and licenses and permits decreased during the third quarter of 2016 as compared to the same period in 2015.

Property general and administrative expense decreased $1.7 million, or 1.5%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the Two Sold Hotels and BuyEfficient, which generated an additional $4.8 million and $5.3 million, respectively, during the first nine months of 2015.

Property general and administrative expense in our Existing Portfolio increased $8.4 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to increases in the following expenses caused by higher room revenue: payroll and related expenses; management fees; credit and collection expenses; and supplies. In addition, legal fees increased as the $1.0 million lease termination fee recorded in the second quarter of 2016 at one of our hotels offset the $0.3 million in lease termination costs recorded during the first quarter of 2015. Contract and professional fees also increased in the first nine months of 2016 as compared to the same period in 2015. Partially offsetting these increased expenses, both employee training and licenses and permits decreased during the first nine months of 2016 as compared to the same period in 2015.

Corporate overhead expense.  Corporate overhead expense increased $0.3 million, or 5.7%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to increased deferred stock compensation expense ($0.1 million) and employee relations, recruitment and relocation expense ($0.2 million).

Corporate overhead expense decreased $7.3 million, or 26.8%, during the first nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to decreased payroll and related expenses ($4.7 million), deferred stock compensation expense ($2.6 million), due diligence expense ($0.2 million), and legal expense ($0.1 million). The decreases in payroll and related costs and deferred stock compensation expense were primarily due to $6.9 million in costs recognized in January 2015 related to the departure of our former chief executive officer. These decreases were partially offset by increased bad debt expense ($0.2 million), and increased employee relations, recruitment and relocation expense ($0.1 million).

Depreciation and amortization expense.  Depreciation and amortization expense decreased $0.9 million, or 2.2%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to the Two Sold Hotels and BuyEfficient, which generated an additional $2.0 million and $0.2 million, respectively, during the third quarter of 2015.

Depreciation and amortization expense in our Existing Portfolio increased $1.3 million during the three months ended September 30, 2016 as compared to the same period in 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our Existing Portfolio. In addition, depreciation and amortization in our Existing Portfolio increased in the third quarter of 2016 as compared to the same period in 2015 as we wrote-off a $0.1 million in-place lease intangible asset in the third quarter of 2016 due to the renovation-related closure of a tenant’s space at the Wailea Beach Marriott Resort & Spa.

Depreciation and amortization expense decreased $1.7 million, or 1.4%, during the first nine months ended September 30, 2016 as compared to the first nine months ended September 30, 2015, primarily due to the Two Sold Hotels and BuyEfficient, which generated an additional $5.5 million and $0.7 million, respectively, during the first nine months of 2015.

Depreciation and amortization expense in our Existing Portfolio increased $4.5 million during the nine months ended September 30, 2016 as compared to the same period in 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our Existing Portfolio.

Interest and other income.  Interest and other income totaled $0.3 million for the three months ended September 30, 2016, and $0.6 million for the three months ended September 30, 2015. In the third quarter of 2016, we recognized $0.3 million in interest and miscellaneous income. In the third quarter of 2015, we recognized $0.3 million in energy rebates due to energy efficient renovations at our hotels, $0.2 million in interest income on the Preferred Equity Investment and $0.1 million in other interest and miscellaneous income.

Interest and other income totaled $1.1 million for the nine months ended September 30, 2016, and $3.4 million for the nine months ended September 30, 2015. In the first nine months of 2016, we recognized $0.8 million in interest and miscellaneous income and $0.3 million in energy rebates due to energy efficient renovations at our hotels. In the first nine months of 2015, we recognized $0.6 million in energy rebates due to energy efficient renovations at our hotels, $1.6 million in interest income on the Preferred Equity Investment, and $0.3 million in other interest and miscellaneous income. In addition, we recognized a $0.9 million gain due to our receipt of a payment from an unsecured note on a boutique hotel known as the Twelve Atlantic Station in Atlanta, Georgia.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense on debt and capital lease obligations	$11,966	$15,711	$37,560	$48,536
(Gain) loss on derivatives, net	(1,374)	2	7,810	12
Amortization of deferred financing fees	544	692	1,648	2,472
	$11,136	$16,405	$47,018	$51,020

Interest expense decreased $5.3 million, or 32.1%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and $4.0 million, or 7.8%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Interest expense on our debt and capital lease obligations decreased $3.7 million and $11.0 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, as a result of lower balances due to monthly amortization, loan repayments during 2015 and 2016, and lower interest rates from our 2015 and 2016 debt transactions. In addition, interest expense related to the amortization of deferred financing fees decreased $0.1 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the accelerated amortization of $0.5 million of deferred financing fees related to our prior credit facility during the second quarter of 2015. Interest expense for the third quarter of 2016 further decreased as compared to the same period in 2015 due to a $1.4 million gain we recognized on our derivatives during this time in 2016 as compared to a $2,000 loss recognized during this same time in 2015. Our derivatives increased our interest expense during the nine months ended September 30, 2016 as compared to the same period in 2015, as we recognized a loss of $7.8 million during this time in 2016 versus a loss of $12,000 during this same time in 2015.

Our weighted average interest rate per annum, including our variable rate debt obligations, was approximately 4.4% and 4.5% at September 30, 2016 and 2015, respectively. Approximately 77.8% and 69.4% of our outstanding notes payable had fixed interest rates at September 30, 2016 and 2015, respectively.

For information regarding our 2016 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for both the three months ended September 30, 2016 and 2015, and $0.3 million and $2,000 for the nine months ended September 30, 2016 and 2015, respectively. Year-to-date in 2016, we recognized losses of $0.1 million during the first quarter and $0.2 million during the second quarter related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively. Year-to-date in 2015, we recognized a loss on extinguishment of debt of $2,000 related to our repayments of debt secured by four of our hotels: the Marriott Houston; the Marriott Park City; the Marriott Philadelphia; and the Marriott Tysons Corner.

Gain on sale of assets. Gain on sale of assets totaled zero and $11.7 million for the three months ended September 30, 2016 and 2015, respectively, and $18.2 million and $11.7 million for the nine months ended September 30, 2016 and 2015, respectively. In May 2016, we sold the Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. In September 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a gain on the sale of $11.7 million. Neither of these two sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, neither of these two sales qualified as a discontinued operation.

Income tax benefit (provision). Income tax benefit (provision) totaled a benefit of $1.4 million and a provision of $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and a benefit of $1.0 million and a provision of $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. As part of our ongoing evaluations of our uncertain tax positions, during the third quarter of 2016, we reversed a $1.5 million income tax accrual that we previously recorded during 2013, plus $0.1 million in accrued interest, related to the 2012 tax year. The reversal was due to the expiration of the statute of limitations for the 2012 tax year. This income tax benefit was partially offset during the third quarter and first nine months of 2016, as we recognized combined federal and state income tax expense of $0.2 million and $0.6 million, respectively, based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities.

During the third quarter and first nine months of 2015, we recognized combined federal and state income tax expense of $0.2 million and $0.6 million, respectively, based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities. In addition, during both the third quarter and the first nine months of 2015, we recognized combined federal and state income tax expense of $0.7 million related to our sale of BuyEfficient.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax totaled zero for both the three and nine months ended September 30, 2016, and $15.9 million for both the three and nine months ended September 30, 2015. In July 2015, we sold our Preferred Equity Investment and settled our $3.7 million working capital loan provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on our balance sheet. Accordingly, we recorded a $16.0 million gain on sale during the third quarter of 2015, along with related income tax expense of $0.1 million.

Income from consolidated joint ventures attributable to noncontrolling interests. Income from consolidated joint ventures attributable to noncontrolling interests totaled $2.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $5.4 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for both the three and nine months ended September 30, 2016 and 2015 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.1 million and $2.0 million during the third quarter of 2016 and 2015, respectively, and $5.4 million and $6.6 million for the first nine months of 2016 and 2015, respectively. In addition, prior to our sale of the Doubletree Guest Suites Times Square in December 2015, income from consolidated joint ventures attributable to noncontrolling interests included a nominal amount of preferred dividends earned by preferred investors in the entity that owned the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends and redemption charge.  Preferred stock dividends and a redemption charge were incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Series D preferred stock	$—	$2,300	$2,428	$6,900
Series E preferred stock	1,998	—	4,462	—
Series F preferred stock	1,209	—	1,814	—
Redemption charge on Series D preferred stock	—	—	4,052	—
	$3,207	$2,300	$12,756	$6,900

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

Historically, we have adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Amortization of deferred stock compensation: we exclude the noncash expense incurred with the amortization of deferred stock compensation as this expense is based on historical stock prices at the date of grant to our corporate employees and does not reflect the underlying performance of our hotels.

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

•

Ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period. We do, however, include an adjustment for the cash ground lease expense recorded on the Hyatt Chicago Magnificent Mile’s building lease. Upon acquisition of this hotel, we determined that the building lease was a capital lease, and, therefore, we include a portion of the capital lease payment each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the Hyatt Chicago Magnificent Mile.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

•

Noncontrolling interests: we deduct the noncontrolling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership, as well as any preferred dividends earned by preferred investors in an entity that owned the Doubletree Guest Suites Times Square, including related administrative fees, prior to the hotel’s sale in December 2015.

•

Cumulative effect of a change in accounting principle: from time to time, the FASB promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments, which include the accounting impact from prior periods, because they do not reflect our actual performance for that period.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: executive severance costs; lawsuit settlement costs; prior year property tax assessments or credits; property-level restructuring, severance and management transition costs; lease terminations; and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments.

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$39,427	$63,084	$106,379	$117,944
Operations held for investment:
Depreciation and amortization	40,442	41,331	121,169	122,911
Amortization of lease intangibles	62	1,027	189	3,084
Interest expense	11,136	16,405	47,018	51,020
Income tax (benefit) provision	(1,434)	938	(959)	1,256
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(2,053)	(1,982)	(5,358)	(6,643)
Depreciation and amortization	(872)	(865)	(2,607)	(2,566)
Interest expense	(424)	(386)	(1,251)	(1,149)
Discontinued operations:
Income tax provision	—	105	—	105
EBITDA	86,284	119,657	264,580	285,962

Operations held for investment:
Amortization of deferred stock compensation	1,539	824	5,616	5,505
Amortization of favorable and unfavorable contracts, net	327	43	342	(136)
Noncash straight-line lease expense	465	496	1,413	1,491
Capital lease obligation interest — cash ground rent	(351)	(351)	(1,053)	(1,053)
Loss (gain) on sale of assets, net	8	(11,707)	(18,226)	(11,708)
Severance costs associated with sale of BuyEfficient	—	1,636	—	1,636
Loss on extinguishment of debt	—	—	259	2
Gain on redemption of note receivable	—	—	—	(939)
Prior year property tax adjustments, net	(239)	(765)	(4,279)	(865)
Property-level restructuring, severance and management transition costs	18	474	1,578	1,157
Lease termination costs	—	—	1,000	300
Costs associated with CEO severance	—	—	—	5,257
Noncontrolling interests:
Noncash straight-line lease expense	(113)	(113)	(338)	(338)
Discontinued operations:
Gain on sale of assets	—	(16,000)	—	(16,000)
	1,654	(25,463)	(13,688)	(15,691)
Adjusted EBITDA	$87,938	$94,194	$250,892	$270,271

Adjusted EBITDA was $87.9 million and $94.2 million for the three months ended September 30, 2016 and 2015, respectively, and $250.9 million and $270.3 million for the nine months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA decreased $6.3 million and $19.4 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the sales of the Sheraton Cerritos, the Doubletree Guest Suites Times Square and BuyEfficient in May 2016, December 2015 and September 2015, respectively. In addition, Adjusted EBITDA was negatively impacted during the three and nine months ended September 30, 2016 by decreased earnings generated by our Chicago hotels due to weak market conditions, along with decreased earnings generated by the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa due to complete hotel repositionings at these hotels, and by our Hilton San Diego Bayfront due to higher ground lease expense. Partially offsetting these decreases, Adjusted EBITDA increased due to strong market conditions and expense management at the Renaissance Orlando at SeaWorld®, Hilton San Diego Bayfront, Hyatt Regency San Francisco and our Los Angeles hotels. In addition, amortization of deferred stock compensation decreased during the first nine months of 2016 as compared to the same period in 2015 as we recognized an additional $1.6 million in deferred stock compensation during 2015 related to CEO severance. The effect of this decrease in deferred stock compensation expense was partially mitigated by a reclassification of a portion of the expense related to deferred stock compensation.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Marriott Resort & Spa. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

•

Noncash ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period.

•

Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash gains or losses on our derivatives. We believe that these items are not reflective of our ongoing finance costs.

•

Acquisition costs: under GAAP, costs associated with completed acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include:  executive severance costs; lawsuit settlement costs; prior year property tax assessments or credits; property-level restructuring, severance and management transition costs; lease terminations; any gains or losses we have recognized on redemptions of assets other than real estate investments; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$39,427	$63,084	$106,379	$117,944
Preferred stock dividends and redemption charge	(3,207)	(2,300)	(12,756)	(6,900)
Operations held for investment:
Real estate depreciation and amortization	40,296	40,921	120,715	121,708
Amortization of lease intangibles	62	1,027	189	3,084
Loss (gain) on sale of assets, net	8	(11,707)	(18,226)	(11,708)
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(2,053)	(1,982)	(5,358)	(6,643)
Real estate depreciation and amortization	(872)	(865)	(2,607)	(2,566)
Discontinued operations:
Gain on sale of assets	—	(16,000)	—	(16,000)
FFO attributable to common stockholders	73,661	72,178	188,336	198,919

Operations held for investment:
Write-off of deferred financing fees	—	—	—	455
Amortization of favorable and unfavorable contracts, net	327	43	342	(136)
Noncash straight-line lease expense	465	496	1,413	1,491
Noncash interest related to (gain) loss on derivatives, net	(1,374)	2	7,810	12
Loss on extinguishment of debt	—	—	259	2
Gain on redemption of note receivable	—	—	—	(939)
Prior year property tax adjustments, net	(239)	(765)	(4,279)	(865)
Property-level restructuring, severance and management transition costs	18	474	1,578	1,157
Lease termination costs	—	—	1,000	300
Income tax benefit related to reversal of uncertain tax liabilities	(1,596)	—	(1,596)	—
Preferred stock redemption charge	—	—	4,052	—
Costs associated with CEO severance	—	—	—	5,257
Amortization of deferred stock compensation associated with CEO severance	—	—	—	1,623
Severance costs associated with sale of BuyEfficient	—	1,636	—	1,636
Income tax provision related to gain on sale of BuyEfficient	—	720	—	720
Noncontrolling interests:
Noncash straight-line lease expense	(113)	(113)	(338)	(338)
Noncash interest related to loss on derivative	—	(1)	—	(3)
Discontinued operations:
Income tax provision	—	105	—	105
	(2,512)	2,597	10,241	10,477
Adjusted FFO attributable to common stockholders	$71,149	$74,775	$198,577	$209,396

Adjusted FFO attributable to common stockholders was $71.1 million and $74.8 million for the three months ended September 30, 2016 and 2015, respectively, and $198.6 million and $209.4 million for the nine months ended September 30, 2016 and 2015, respectively. Adjusted FFO attributable to common stockholders decreased $3.6 million and $10.8 million in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. These decreases in earnings were partially offset by a decrease in interest expense on our debt and capital lease obligations due to our 2015 repayments of six separate mortgages and refinancing of one mortgage with a lower interest rate unsecured term loan, as well as our refinancing of another mortgage with a lower interest rate unsecured term loan during the first quarter of 2016, and our repayment of one mortgage during the second quarter of 2016.

Investing Activities

Acquisitions. We did not acquire any hotels during either the three or nine months ended September 30, 2016 or 2015. While our primary focus is on acquiring branded, urban and resort upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our Existing Portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, as well as the proceeds we received from our May 2016 sale of the Sheraton Cerritos.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In May 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. In September 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a gain on the sale of $11.7 million. Neither of these two sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, neither of these two sales qualified as a discontinued operation.

Renovations. We invested $139.8 million and $106.6 million in capital improvements to our hotel portfolio during the nine months ended September 30, 2016 and 2015, respectively. Consistent with our strategy, during the first nine months of 2016 and 2015, we undertook major renovations, repositionings and ordinary course rooms and public space renovations, most significantly at the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa. As a result, we incurred room revenue disruption of approximately $3.1 million and $6.5 million for the three and nine months ended September 30, 2016, respectively, and zero and $1.3 million during the three and nine months ended September 30, 2015, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sales of the Sheraton Cerritos, the Doubletree Guest Suites Times Square and BuyEfficient, sales and redemptions of other assets, our term loan agreement drawn in January 2016, our credit facility and our preferred stock offerings. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable and our credit facility, redemption of our Series D preferred stock, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $228.5 million for the nine months ended September 30, 2016 as compared to $229.0 million for the nine months ended September 30, 2015. The net decrease to cash provided by operating activities during the first nine months of 2016 was primarily due to decreased cash generated by both the Boston Park Plaza and the Wailea Beach Marriott Resort & Spa, which were undergoing complete hotel repositionings during the first nine months of 2016, partially offset by increased cash generated by our other hotels, combined with the release of restricted lender reserves upon our repayments of the loans secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2016 as compared to the first nine months of 2015 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Proceeds from sales of assets	$41,202	$42,432
Proceeds from redemption of note receivable	—	1,125
Restricted cash — replacement reserve	(8,914)	(10,017)
Acquisition of air rights lease	(2,447)	—
Renovations and additions to hotel properties	(139,846)	(106,575)
Payment for interest rate derivative	—	(13)
Net cash used in investing activities	$(110,005)	$(73,048)

Net cash used in investing activities was $110.0 million during the first nine months of 2016 as compared to $73.0 million for the same period in 2015. During the first nine months of 2016, we received proceeds of $41.2 million from our sales of the Sheraton Cerritos and surplus FF&E. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $8.9 million, paid $2.4 million to acquire the air rights lease at our Renaissance Harborplace and paid $139.8 million for renovations and additions to our portfolio.

During the first nine months of 2015, we received proceeds of $42.4 million from the sales of assets, including $26.4 million from the sale of BuyEfficient, $16.0 million from the sale of our Preferred Equity Investment and settlement of a working capital loan provided to the buyer of the Rochester Portfolio, and $31,000 from the sale of surplus FF&E. In addition, we received $1.1 million from the redemption of an unsecured note receivable. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $10.0 million, paid $106.6 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our Hilton San Diego Bayfront mortgage.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and repurchase of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2016 as compared to the first nine months of 2015 was as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Proceeds from preferred stock offerings	$190,000	$—
Payment of preferred stock offering costs	(6,640)	—
Redemption of preferred stock	(115,000)	—
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)
Proceeds from note payable and credit facility	100,000	38,000
Payments on notes payable and credit facility	(196,504)	(154,129)
Payments for costs related to extinguishment of notes payable	(153)	(2)
Payments of deferred financing costs	(85)	(4,908)
Dividends and distributions paid	(213,453)	(64,814)
Distributions to noncontrolling interests	(5,988)	(6,786)
Net cash used in financing activities	$(250,464)	$(201,903)

Net cash used in financing activities was $250.5 million for the first nine months of 2016 as compared to $201.9 million for the first nine months of 2015. Net cash used in financing activities during the first nine months of 2016 consisted of the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $196.5 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld® and $9.7 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loan secured by Renaissance Orlando at SeaWorld®; $0.1 million in deferred financing costs related to our new $100.0 million unsecured term loan and our credit facility; $213.5 million in dividends and distributions to our common and preferred stockholders; and $6.0 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by total net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, and $100.0 million in proceeds received from our new unsecured term loan.

Net cash used in financing activities during the first nine months of 2015 consisted of the following cash outflows: $9.3 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $154.1 million in principal payments on our notes payable and credit facility, including $99.1 million to repay four loans, $38.0 million to repay a draw on our credit facility and $17.0 million in principal payments on our notes payable; $2,000 in fees paid upon our repayment of four loans; $4.9 million in deferred financing costs related to our $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the new unsecured term loan agreements entered into in September 2015, and the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans; $64.8 million in dividends and distributions to our common and preferred stockholders; and $6.8 million in distributions to the noncontrolling interests in our hotels. These cash outflows were slightly offset by $38.0 million in proceeds received from our credit facility.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common stock, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets, including the proceeds we received from our December 2015 sale of the leasehold interest in the entity that owns the Doubletree Guest Suites Times Square, as well as the proceeds we received from our May 2016 sale of the Sheraton Cerritos, in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the equity distribution agreements we entered into in February 2014. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through September 30, 2016, we have received $21.6 million in gross proceeds and issued 1,352,703 shares of our common stock in connection with the agreements, leaving $128.4 million available for sale under the agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of September 30, 2016, our unrestricted cash balance was $367.1 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs and debt maturities, specifically those occurring within the next 12 months, partially with our cash on hand.

Debt. As of September 30, 2016, we had $1.0 billion of consolidated debt, $434.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.7 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of September 30, 2016 is approximately 4 years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.8%. Including our variable rate debt obligation based on the variable rate at September 30, 2016, the weighted average interest rate on our debt is 4.4%.

As of September 30, 2016, all of our outstanding debt either had fixed interest rates or had been swapped to fixed interest rates, except the $223.1 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2017. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2016, we have two unsecured corporate-level term loans. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

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

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of September 30, 2016 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$1,004,975	$252,397	$235,520	$196,575	$320,483
Interest obligations on notes payable (1)	165,490	38,279	60,803	40,322	26,086
Capital lease obligations	15,575	1	2	3	15,569
Interest obligations on capital leases	98,398	1,402	2,804	2,803	91,389
Operating lease obligations	358,761	10,053	19,961	19,822	308,925
Construction commitments	55,970	55,970	—	—	—
Employment obligations	1,148	736	412	—	—
Total	$1,700,317	$358,838	$319,502	$259,525	$762,452

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at September 30, 2016, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $139.8 million in our portfolio during the first nine months of 2016. As of September 30, 2016, we have contractual construction commitments totaling $56.0 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2016, our balance sheet includes restricted cash of $61.8 million, which was held in FF&E reserve accounts for future capital expenditures at the 28 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2015:
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Non-comparable hotel revenues (1)	(19,065)	(16,316)	(14,467)	(14,168)	(64,016)
Sold hotel revenues (2)	(15,449)	(21,156)	(22,627)	(19,152)	(78,384)
Non-hotel revenues (3)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (4)	$247,774	$299,751	$285,425	$266,008	$1,098,958
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.5%	27.3%	26.0%	24.2%	100.00%

2016:
Total revenues	$274,292	$322,160	$303,304
Non-comparable hotel revenues (1)	(18,745)	(13,813)	(10,934)
Sold hotel revenues (2)	(3,355)	(1,491)	—
Non-hotel revenues (3)	(121)	(99)	210
Total Comparable Portfolio revenues (4)	$252,071	$306,757	$292,580

(1)	Non-comparable hotel revenues include those generated by the Wailea Beach Marriott Resort & Spa due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016.
(2)	Sold hotel revenues include those generated by the Sheraton Cerritos and the Doubletree Guest Suites Times Square, which we sold in May 2016 and December 2015, respectively.
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

As of September 30, 2016, 77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.1 million based on the variable rate at September 30, 2016. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.5 million, based on the variable rates at September 30, 2016.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 — July 31, 2016	—
August 1, 2016 — August 31, 2016	—
September 1, 2016 — September 30, 2016	—
Total	—			$ 100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of September 30, 2016, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 2, 2016	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)