Form 10-K
period 2016-12-31
Sunstone Hotel Investors, Inc.
filed 2017-02-23
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

120 Vantis, Suite 350
Aliso Viejo, California	92656
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 330-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2016 as reported on the New York Stock Exchange (“NYSE”) was approximately $2.6 billion.

The number of shares of the registrant’s common stock outstanding as of February 10, 2017 was 220,073,140.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2016

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

Item 1.Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2016, we had interests in 28 hotels (the “28 hotels”), including the Fairmont Newport Beach which we classified as held for sale and subsequently sold in February 2017, leaving 27 hotels currently held for investment (the “27 hotels”). The 27 hotels are comprised of 13,222 rooms, located in 13 states and in Washington, DC.

Our primary business is to acquire, own, asset manage and renovate primarily urban and resort upper upscale hotels in the United States. As part of our ongoing portfolio management strategy, we may also sell hotel properties from time to time. All but one (the Boston Park Plaza) of the 27 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels. Our portfolio primarily consists of urban and resort upper upscale hotels in the United States. As of December 31, 2016, our 27 hotels include one luxury hotel and 26 hotels classified as either upscale or upper upscale. The classifications luxury, upper upscale and upscale are defined by Smith Travel Research, an independent provider of lodging industry statistical data. Smith Travel Research classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2016, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of 11 of the Company’s 27 hotels; Interstate Hotels & Resorts, Inc. (“IHR”), manager of five of the Company’s 27 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of three of the Company’s 27 hotels; Crestline Hotels & Resorts (“Crestline”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each a manager of two of the Company’s 27 hotels; and Davidson Hotels & Resorts (“Davidson”) and HEI Hotels & Resorts (“HEI”), each a manager of one of the Company’s 27 hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•

Significant Cash Position. As of December 31, 2016, we had total cash of $437.5 million, including $67.9 million of restricted cash. Adjusting for the significant cash transactions that occurred in January 2017, including the $119.8 million payment of our common and preferred dividends, the funding of $240.0 million in unsecured senior notes and the $176.0 million repayment of the mortgage secured by the Marriott Boston Long Wharf, our total pro forma cash including restricted cash as of December 31, 2016 would be $381.7 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs, debt maturities, capital investment and acquisitions with cash on hand.

•

Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2016, the weighted average term to maturity of our debt was approximately four years, and 76.2% of our debt was fixed rate with a weighted average interest rate of 4.74%, including the effects of our interest rate swap agreements. Including our variable-rate debt obligation based on the variable rate at December 31, 2016, the weighted average interest rate on our debt was 4.29%. Our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2016, we had two unsecured corporate-level term loans, and in January 2017 we placed two series of senior unsecured corporate-level notes. The proceeds from the two series of senior unsecured corporate-level notes, along with cash on hand, were used to repay two mortgage loans totaling $242.1 million. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

•

Low Leverage. Over the past five years, we have been committed to thoughtfully and methodically reducing our leverage while maintaining a focus on creating and protecting stockholder value. We believe that by maintaining low leverage and high financial flexibility, we will position the Company to create value during cyclical downturns by acquiring distressed assets or securities.

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

Presence in Key Markets. We believe that our hotels are located in desirable markets with major demand generators and significant barriers to entry for new supply. In 2016, approximately 88% of the revenues generated by the 27 hotels were earned by hotels located in key gateway markets such as Boston, New York, Washington, DC/Baltimore, Chicago, Orlando, New Orleans, San Francisco, Los Angeles, Orange County and San Diego. Over time, we expect the revenues of hotels located in key gateway markets to grow more quickly than the average for U.S. hotels as a result of stronger and more diverse economic drivers as well as higher levels of international travel.

Upper Upscale and Upscale Concentration. The upper upscale and upscale segments, which represented approximately 97% of the hotel revenue generated by the 27 hotels during 2016, tend to outperform the lodging industry, particularly in the recovery phase of the lodging cycle. As of December 31, 2016, the hotels comprising our 27 hotel portfolio averaged 490 rooms in size. Our total 27 hotel portfolio RevPAR was $165.72 for the year ended December 31, 2016.

Nationally Recognized Brands. All but one (the Boston Park Plaza) of the 27 hotels are operated under nationally recognized brands, including Marriott, Hilton and Hyatt. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2012 through December 31, 2016, we invested $663.8 million in capital renovations throughout the 27 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•	Seasoned Management Team. Each of our core disciplines, asset management, acquisitions and finance, are overseen by industry leaders with demonstrated track records.

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team leads property-level innovation, benchmarks best practices and aggressively oversees hotel management teams and property plans. We work with our operators to develop hotel-level “business plans,” which include positioning and capital renovation plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that maximize our risk-adjusted return on our investment dollars. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to redeploy capital from slower growth to higher growth hotels. From the date of our initial public offering through December 31, 2016, we acquired interests in 26 hotel properties and sold 44 hotel properties. In addition, we classified one hotel as held for sale as of December 31, 2016, which we subsequently sold in February 2017. We plan to capitalize on acquisition opportunities that may arise in 2017, as we believe our industry relationships may create opportunities for us to acquire individual hotel assets, or hotel portfolios, provided these opportunities are at attractive values relative to our cost of capital. We will also focus on capital recycling, and may selectively sell hotels that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity throughout the cycle. During 2016, we reduced our total mortgage debt by $12.6 million through principal payments, and by an additional $138.7 million through repayment of two mortgages. We also repaid a $114.2 million mortgage loan using proceeds we received from a $100.0 million unsecured term loan, extending our term to maturity and reducing our average interest rate.

Business Strategy

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of long-term relevant lodging real estate. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy over the next several years is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

Management Agreements

All of our 27 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2016, Marriott managed 11 of our hotels, IHR managed five of our hotels, Highgate managed three of our hotels, Crestline, Hilton and Hyatt each managed two of our hotels, and the remaining two hotels were individually managed by Davidson and HEI. The following is a general description of our third-party management agreements as of December 31, 2016.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, these management agreements expire between 2031 and 2078. Additionally, six of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees were capped at 4.25% of gross revenue for 2012 and 2013, 4.5% of gross revenue for 2014, 4.75% of gross revenue for 2015, 5.0% of gross revenue for the first seven months of 2016, and are capped at 5.25% of gross revenue for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; two management agreements require payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds; and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, limited to 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

IHR. Our management agreements with IHR require us to pay a management fee of 2.0% of gross revenue; plus an incentive fee of 10.0% of the excess of net operating income over a certain threshold. The incentive fee, however, may not exceed 1.5% of the total revenue for all the hotels managed by IHR for any fiscal year. The IHR management agreements expire in 2024 and provide us the right to renew each management agreement for up to two additional terms of five years each, absent a prior termination by either party.

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

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels are operated under management agreements with Hilton. The management agreement at the Embassy Suites La Jolla expires in 2026 (absent early termination by Hilton), and provides no renewal options. The agreement requires us to pay a base management fee of 2.25% of gross revenue through 2016, and 1.75% of gross revenue thereafter. There is no incentive fee under the agreement.

The management agreement at the Hilton San Diego Bayfront, which originally provided for an extension option at Hilton’s election up through 2033, was amended in February 2017, with the new expiration date established as December 31, 2046. The amended agreement provides no renewal options. The agreement requires us to pay a base fee of 2.5% of total revenue and an incentive fee of 15.0% of the excess of operating cash flow over a certain percentage.

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

Davidson. Our Hyatt Centric Chicago Magnificent Mile hotel is operated under a management agreement with Davidson. The management agreement at the Hyatt Centric Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold (capped at 1.5% of total revenue).  The base and incentive management fees payable to Davidson under the Hyatt Centric Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue. In addition to the base and incentive management fees, the Hyatt Centric Chicago Magnificent Mile management agreement required us to pay Davidson a development fee for their assistance in converting the hotel to a Hyatt equal to the lesser of 2.0% of the total development costs we incurred, or $0.5 million. The development fee, which totaled $0.5 million, was paid in full during 2013.

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

The existing management agreements with Marriott, Hilton and Hyatt require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2016, 12 of the 27 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ended December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders in order to satisfy the REIT distribution requirement. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may still be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A TRS may perform activities such as development, and other independent business activities that may be prohibited to a REIT. A hotel REIT is permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party, provided certain conditions are satisfied. However, a hotel leased to a TRS still must be managed by an unaffiliated third party in the business of managing hotels because a TRS may not directly or indirectly operate or manage any hotels or provide rights to any brand name under which any hotel is operated. The TRS provisions are complex and impose certain conditions on the use of TRSs. This is to assure that TRSs are subject to an appropriate level of federal corporate taxation.

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

We have formed the TRS Lessee as a wholly owned TRS. We lease each of our hotels to the TRS Lessee or one of its subsidiaries. These leases provide for a base rent plus variable rent based on occupied rooms and departmental gross revenues. These leases must contain economic terms which are similar to a lease between unrelated parties. If they do not, the IRS could impose a 100% excise tax on certain transactions between the TRS Lessee and us or our tenants that are not conducted on an arm’s-length basis. We believe that all transactions between us and the TRS Lessee are conducted on an arm’s-length basis. Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation.

The TRS Lessee has engaged eligible independent contractors to manage the hotels it leases from Sunstone Hotel Partnership, LLC.

Ground, Building and Air Lease Agreements

At December 31, 2016, six of the 27 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2016, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 27 to 81 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

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

Two of the six leases allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Offices

We lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018.

Employees

At February 1, 2017, we had 48 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

Securities Exchange Act Reports

Our internet address is www.sunstonehotels.com. Periodic and current Securities and Exchange Commission (“SEC”) reports and amendments to those reports, such as our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available, free of charge, through links displayed on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Our website and the SEC website and the information on our and the SEC’s website is not a part of this Annual Report on Form 10-K.

Information relating to revenue, operating profit and total assets is set forth in Part I, Item 6 of this Annual Report on Form 10-K.

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

We have historically used capital obtained from debt and equity markets, including both secured mortgage debt and unsecured corporate debt, to acquire, renovate and refinance hotel assets. If these markets become difficult to access as a result of low demand for debt or equity securities, higher capital costs and interest rates, a low value for capital securities (including our common or preferred stock), and more restrictive lending standards, our business could be adversely affected. In particular, rising interest rates could make it more difficult or expensive for us to obtain debt or equity capital in the future. Similar factors could also adversely affect the ability of others to obtain capital and therefore could make it more difficult for us to sell hotel assets.

Changes in the debt and equity markets may adversely affect the value of our hotels.

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. Interest rates for hotel mortgages had increased by several percentage points from 2007 to 2009 before moderating in 2010 and then decreasing from 2011 to late 2016. In late 2016, however, interest rates increased, and may continue to do so in the future.  Interest rate volatility, both in the U.S. and globally, could reduce our access to capital markets or increase the cost of funding our debt requirements. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2016, we had approximately $0.9 billion of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

In January 2017, we completed the private placement of $240.0 million in senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes”). We used a portion of the proceeds in January 2017 to repay the $176.0 million mortgage secured by the Marriott Boston Long Wharf, which was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

Of our total debt outstanding as of December 31, 2016, and including the effects of the above January debt-related transactions, approximately $289.6 million matures over the next four years (none in either 2017 or 2018, $213.5 million in 2019 and $76.1 million in 2020). The $289.6 million in debt maturities due over the next four years does not include $10.0 million of scheduled loan amortization payments due in 2017, $11.0 million due in 2018, $10.4 million due in 2019, or $8.0 million due in 2020. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2016, we had $0.5 million in outstanding letters of credit.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could impact our operating results.

Because we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity, preferred equity or debt. The amount of our existing indebtedness may impede our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness with property secured debt or corporate debt on acceptable terms, or at all, and are unable to negotiate an extension with the lender, we may be in default or forced to sell one or more of our properties on potentially disadvantageous terms, which might increase our borrowing costs, result in losses to us and reduce the amount of cash available to us for distributions to our stockholders. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on new debt, our interest expense would increase, and potential proceeds we would be able to secure from future debt refinancings may decrease, which would harm our operating results.

If we were to default on our secured debt in the future, the loss of our property securing the debt may negatively affect our ability to satisfy other obligations.

All of our debt, excluding letters of credit and unsecured term loans, at December 31, 2016 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Both our credit facility and unsecured term loans contain, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2016, no cash trap provisions were triggered at any of our hotels.

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

Accounting for the acquisition of a hotel property or other entity as a purchase combination requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their estimated fair values. Should the allocation be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Accounting for the acquisition of a hotel property or other entity as a purchase combination requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. As with previous acquisitions, should we acquire a hotel property or other entity as a purchase combination in the future, we will use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions to seek to reduce acquisition costs per hotel and enable us to expand our hotel portfolio more rapidly. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms, or if successful, the sales may be recharacterized by the IRS as dealer sales and subject to a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

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

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, in April 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California. As of December 31, 2016, Hilton Worldwide, Inc. is the 25.0% minority equity partner in One Park. On January 4, 2017, Hilton Worldwide, Inc. completed its publicly announced spin-off of Park Hotels & Resorts, Inc. and Hilton Grand Vacations, Inc. Following San Diego Port Authority approval of the transfer in February 2017, the 25.0% interest in the Hilton San Diego Bayfront was transferred to Park Hotels & Resorts, Inc. Accordingly, we are not in a position, and may not be in a position in the future to exercise sole decision-making authority regarding a property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

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

We own primarily urban and resort upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

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

As of December 31, 2016, seven of the 27 hotels are located in California, which is the largest concentration of our hotels in any state, representing 29% of our rooms and 34% of the revenue generated by the 27 hotels during 2016. In addition, as of December 31, 2016, three of the 27 hotels are located in each of the States of Illinois and Massachusetts, as well as in the greater Washington DC area. The three hotels located in Illinois represented 9% of our rooms and 7% of the revenue generated by the 27 hotels during 2016. The three hotels located in Massachusetts represented 15% of our rooms and 15% of the revenue generated by the 27 hotels during 2016. The three hotels located in the greater Washington DC area represented 14% of our rooms and 13% of the revenue generated by the 27 hotels during 2016. The concentration of our hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, Illinois, Massachusetts and the greater Washington DC area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

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

We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands. As of December 31, 2016, 16 of our 27 hotels utilized brands owned by Marriott. In addition, seven and three of our 27 hotels were utilized by Hilton and Hyatt brands, respectively. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse affect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse affect on our results of operations, as well as our ability to make distributions to our stockholders.

In addition, during 2016, Marriott and Starwood Hotels & Resorts completed a merger between the two companies. While the impact upon our portfolio is currently being evaluated, the merger could reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies, as well as contracts between our hotels and various unions. The combined company could have more leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed. In addition, this could spur an increase in consolidation with other hotel brands.

Because all but one of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2016, all of the 27 hotels except the Boston Park Plaza were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

As of December 31, 2016, our 27 hotels were managed as follows: Marriott 11 hotels; IHR five hotels; Highgate three hotels; Crestline two hotels; Hilton two hotels; Hyatt two hotels; and Davidson and HEI one hotel each. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, two were entered into during 2015, one was entered into during 2014, and three were entered into during each of the years 2013 and 2012. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

We also cannot assure you that our existing management companies will successfully manage our hotels. A failure by our management companies to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, or both, which may affect our TRS’s ability to pay us rent and would reduce the amount available for dividends on our common stock and our preferred stock. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

We are subject to risks associated with the employment of hotel personnel, which could increase our expenses or expose us to additional liabilities.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels, we are still subject to many of the costs and risks generally associated with the hotel labor force. Increases in minimum wages, or changes in work rules, could negatively impact our operating results. Additionally, from time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We generally do not have the ability to affect the outcome of these negotiations.

The failure of tenants in our hotels to make rent payments under our retail and restaurant leases may adversely affect our results of operations.

A portion of the space in many of our hotels is leased to third-party tenants for retail or restaurant purposes. At times, we hold security deposits in connection with each lease, which may be applied in the event that a tenant under a lease fails or is unable to make its rent payments. In the event that a tenant continually fails to make rent payments, we may be able to apply the tenant’s security deposit to recover a portion of the rents due; however, we may not be able to recover all rents due to us, which may harm our operating results. Additionally, the time and cost associated with re-leasing our retail space could negatively impact our operating results.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and customer information. These systems require the collection and retention of large volumes of our hotel guests’ personally identifiable information, including credit card numbers. Experienced computer programmers and hackers may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any compromise of our third-party managers and franchisor information networks’ function, security and availability could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs, and lower margins. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports, and subject us to potential litigation and liability.

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

Although we have taken steps to protect the security of our information systems, and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses or attacks by hackers. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.

Many of our managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have a cyber insurance policy to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2016, we invested $182.2 million on capital improvements to our hotels. With the completion of a majority of the renovations and repositionings during 2016 at our recently acquired hotels, we expect our capital expenditures to be moderate during 2017. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Because six of the 27 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of six of the 27 hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2016, the terms of these ground, building and air leases (including renewal options) range from approximately 27 to 81 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Aggregate Stock and Common Stock Ownership Limits. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To assure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning beneficially or constructively more than 9.8% (in number or value, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% of the value of the outstanding shares of our capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares (and all dividends thereon) being automatically transferred to a charitable trust. The board of directors has granted waivers of the aggregate stock and common stock ownership limits to ten “look through entities” such as mutual or investment funds. This ownership limitation may prevent a third party from acquiring control of us if our board of directors does not grant an exemption from the ownership limitation, even if our stockholders believe the change in control is in their best interests. These restrictions will not apply if our board of directors determines that it no longer is in our best interests to continue to qualify as a REIT, or that compliance with the restrictions on transfer and ownership no longer is required for us to qualify as a REIT.

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

Authority of our Board to Amend our Bylaws. Our bylaws may be amended, altered, repealed or rescinded (a) by our board of directors or (b) by the stockholders, by the affirmative vote of a majority of all the votes entitled to be cast generally in the election of directors, except with respect to amendments to the provision of our bylaws regarding our opt out of the Maryland Business Combination and Control Share Acquisition Acts, which must be approved by the affirmative vote of a majority of votes cast by stockholders entitled to vote generally in the election of directors.

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

Our continued success will depend to a significant extent on the efforts and abilities of our senior management team. These individuals are important to our business and strategy and to the extent that any of them departs, we could incur severance or other costs. The loss of any of our executives could also disrupt our business and cause us to incur additional costs to hire replacement personnel.

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

•	changes in interest rates and in the availability, cost and terms of debt financing and other changes in our business that adversely affect our ability to comply with covenants in our debt financing;

•	changes in our relationships with, and the requirements, performance and reputation of, our management companies and franchisors; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

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

In an effort to lure business away from internet travel intermediaries and to drive business on their own websites, our managers and franchisors may discount the room rates available on their websites even further, which may also significantly impact our business and profitability.

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

Of the 27 hotels, seven are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessors, franchisors and managers. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

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

We are a REIT under the Code, which affords us significant tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements and certain relief provisions do not apply, our distributions will not be deductible by us and we will have to pay a corporate federal and state level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

Our taxable REIT subsidiary is subject to tax as a regular corporation. In addition, we may also be subject to state and local taxes on our income or property at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or may undergo future tax audits. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

If the leases of our hotels to our taxable REIT subsidiary are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests annually, under which specified percentages of our gross income must be passive income. Passive income includes rent paid pursuant to our operating leases between our TRS Lessee and its subsidiaries and our Operating Partnership. These rents constitute substantially all of our gross income. For the rent to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

We may be subject to taxes in the event our operating leases are held not to be on an arm’s-length basis.

In the event that leases between us and our taxable REIT subsidiary are held not to have been made on an arm’s-length basis, we or our taxable REIT subsidiary could be subject to income taxes. In order for rents paid to us by our taxable REIT subsidiary to qualify as “rents from real property,” such rents may not be based on net income or profits. Our leases provide for a base rent plus a variable rent based on occupied rooms and departmental revenues rather than on net income or profits. If the Internal Revenue Service, or the IRS, determines that the rents charged under our leases with our taxable REIT subsidiary are excessive, the deductibility thereof may be challenged, and to the extent rents exceed an arm’s-length amount, we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions.” Recently enacted legislation has expanded the items subject to this 100% excise tax for tax years beginning on or after January 1, 2016. While we believe that our rents and other transactions with our taxable REIT subsidiary are based on arm’s-length amounts and reflect normal business practices, there can be no assurance that the IRS would agree.

Our taxable REIT subsidiary is subject to special rules that may result in increased taxes.

Several Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary, such as the TRS Lessee, is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between us and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our intercompany transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

We may be required to pay a penalty tax upon the sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions and, therefore, we may be required to pay a penalty tax.

We may be subject to corporate level income tax on certain built-in gains.

We may acquire properties in the future from C corporations, in which we must adopt the C corporation’s tax basis in the acquired asset as our tax basis. If the asset’s fair market value at the time of the acquisition exceeds its tax basis (a “built-in gain”), and we sell that asset within five years of the date on which we acquire it, then we generally will have to pay tax on the built-in gain at the highest regular corporate tax rate.

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

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Risks Related to Our Common Stock

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2016, our closing daily stock price fluctuated from a low of $10.13 to a high of $15.91. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

During the past three years, we paid quarterly cash dividends to the stockholders of our Series D cumulative redeemable preferred stock (“Series D preferred stock”), Series E cumulative redeemable preferred stock (“Series E preferred stock”), Series F cumulative redeemable preferred stock (“Series F preferred stock”) and our common stock as follows:

	Preferred Stock
	Series D	Series E	Series F	Common Stock
2014
January	$0.500000	$—	$—	$0.05
April	$0.500000	$—	$—	$0.05
July	$0.500000	$—	$—	$0.05
October	$0.500000	$—	$—	$0.05
2015
January	$0.500000	$—	$—	$0.36	(1)
April	$0.500000	$—	$—	$0.05
July	$0.500000	$—	$—	$0.05
October	$0.500000	$—	$—	$0.05
2016
January	$0.500000	$—	$—	$1.26	(1)
April	$0.527778	$—	$—	$0.05
July	$—	$0.535700	$0.201600	$0.05
October	$—	$0.434375	$0.403125	$0.05
2017
January	$—	$0.434375	$0.403125	$0.53

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2017. To the extent that expected regular quarterly dividends for 2017 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2018, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 5,445,554 shares remained available for future issuance as of December 31, 2016.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to the 28 hotels we owned as of December 31, 2016:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	187	IHR
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Fairmont Newport Beach (3)	Newport Beach	California	Luxury	Full Service	444	Fairmont
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	HEI
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (4)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	478	Highgate
Hyatt Centric Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	407	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	804	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Park City	Park City	Utah	Upper Upscale	Full Service	199	IHR
Marriott Philadelphia	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	543	Marriott
Renaissance Harborplace	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	501	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at Sea World ® (5)	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate

Total number of rooms					13,666

(1)	As defined by Smith Travel Research.
(2)	Subject to a ground, building or air lease with an unaffiliated third party.
(3)	Classified as held for sale as of December 31, 2016, and sold in February 2017.
(4)	75% ownership interest.
(5)	85% ownership interest. Pursuant to certain partnership loans, we recognize and expect to continue to recognize 100% of all economics from the property for the foreseeable future.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 13 states and in Washington, DC. The following tables summarize our total portfolio of 28 hotels by region as of December 31, 2016, and the operating statistics by region for 2016, 2015 and 2014, including prior ownership results for the Wailea Beach Resort which we acquired in July 2014.

			Percentage of 2016
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	8	4,247	36.0%
Other West (2)	5	1,861	10.5%
Midwest (3)	3	1,148	7.2%
East (4)	12	6,410	46.3%

Total	28	13,666	100.0%

	2016			2015			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	85.9%	$213.24	$183.17	85.7%	$204.87	$175.57	20	bps	4.1%	4.3%
Other West (2)	76.4%	$173.19	$132.32	80.9%	$179.61	$145.30	(450)	bps	(3.6)%	(8.9)%
Midwest (3)	82.7%	$198.31	$164.00	85.3%	$201.76	$172.10	(260)	bps	(1.7)%	(4.7)%
East (4)	80.8%	$199.45	$161.16	79.6%	$198.53	$158.03	120	bps	0.5%	2.0%
Total 28 hotel portfolio	81.9%	$200.51	$164.22	82.2%	$198.33	$163.03	(30)	bps	1.1%	0.7%

	2015			2014			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	85.7%	$204.87	$175.57	84.6%	$189.94	$160.69	110	bps	7.9%	9.3%
Other West (2)	80.9%	$179.61	$145.30	81.1%	$171.77	$139.31	(20)	bps	4.6%	4.3%
Midwest (3)	85.3%	$201.76	$172.10	80.5%	$195.24	$157.17	480	bps	3.3%	9.5%
East (4)	79.6%	$198.53	$158.03	80.3%	$191.87	$154.07	(70)	bps	3.5%	2.6%
Total 28 hotel portfolio	82.2%	$198.33	$163.03	81.8%	$188.80	$154.44	40	bps	5.0%	5.6%

(1)	All but one of these hotels are located in Southern California.
(2)	Includes Hawaii, Oregon, Texas and Utah.
(3)	Includes Illinois.
(4)	Includes Florida, Louisiana, Maryland, Massachusetts, New York, Pennsylvania, Virginia and Washington, DC.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 10, 2017, the last reported price per share of common stock on the NYSE was $15.25. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2015
First Quarter	$17.98	$16.18	$0.05
Second Quarter	$17.08	$14.63	$0.05
Third Quarter	$15.97	$12.96	$0.05
Fourth Quarter	$14.99	$12.49	$1.26	(1)
2016
First Quarter	$14.00	$10.13	$0.05
Second Quarter	$13.85	$11.37	$0.05
Third Quarter	$13.89	$12.03	$0.05
Fourth Quarter	$15.91	$12.20	$0.53

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Subject to certain limitations, we intend to make dividends on our stock in amounts equivalent to 100% of our annual taxable income. The level of any future dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business; however, we expect to continue to pay a regular quarterly dividend of $0.05 per share of common stock throughout 2017. To the extent that expected regular quarterly dividends for 2017 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2018.

As of February 10, 2017, we had approximately 23 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2016 Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2016 — October 31, 2016	—	$—	—
November 1, 2016 — November 30, 2016	—	$—	—
December 1, 2016 — December 31, 2016	—	$—	—
Total	—			$100,000,000	(1)

(1)

On February 19, 2014, the Company’s board of directors authorized a share repurchase plan to acquire up to $100.0 million of the Company’s common and preferred stock. As of December 31, 2016, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data ($ in thousands):
REVENUES
Room	$824,340	$874,117	$811,709	$653,955	$576,146
Food and beverage	294,415	293,892	259,358	213,346	200,810
Other operating	70,585	81,171	70,931	56,523	52,128
Total revenues	1,189,340	1,249,180	1,141,998	923,824	829,084
OPERATING EXPENSES
Room	211,947	224,035	214,899	170,361	147,932
Food and beverage	204,102	204,932	180,053	147,713	139,106
Other operating	16,684	21,335	21,012	16,819	16,162
Advertising and promotion	60,086	61,892	54,992	47,306	42,474
Repairs and maintenance	44,307	46,557	45,901	35,884	32,042
Utilities	30,424	34,543	34,141	27,006	25,596
Franchise costs	36,647	40,096	38,271	32,932	30,067
Property tax, ground lease and insurance	82,979	94,967	84,665	79,004	66,830
Other property-level expenses	142,742	142,332	126,737	103,454	94,642
Corporate overhead	25,991	33,339	28,739	26,671	24,316
Depreciation and amortization	163,016	164,716	155,845	137,476	130,907
Total operating expenses	1,018,925	1,068,744	985,255	824,626	750,074
Operating income	170,415	180,436	156,743	99,198	79,010
Interest and other income	1,800	3,885	3,479	2,821	297
Interest expense	(50,283)	(66,516)	(72,315)	(72,239)	(76,821)
Loss on extinguishment of debt	(284)	(2,964)	(4,638)	(44)	(191)
Gain on sale of assets	18,413	226,217	—	—	—
Income before income taxes and discontinued operations	140,061	341,058	83,269	29,736	2,295
Income tax benefit (provision)	616	(1,434)	(179)	(8,145)	(1,148)
Income from continuing operations	140,677	339,624	83,090	21,591	1,147
Income from discontinued operations, net of tax	—	15,895	4,849	48,410	48,410

NET INCOME	140,677	355,519	87,939	70,001	49,557
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)	(4,045)	(1,792)
Preferred stock dividends and redemption charges	(15,964)	(9,200)	(9,200)	(19,013)	(29,748)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$118,233	$338,155	$72,031	$46,943	$18,017
Income (loss) from continuing operations attributable to common stockholders per diluted common share	$0.55	$1.54	$0.34	$(0.01)	$(0.24)
Distributions declared per common share	$0.68	$1.41	$0.51	$0.10	$—
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,158,219	$3,230,852	$3,542,155	$3,235,433	$2,682,326
Total assets	$3,739,234	$3,865,093	$3,921,443	$3,505,067	$3,127,414
Total debt, net (1)	$931,303	$1,096,595	$1,421,744	$1,396,293	$1,353,679
Total liabilities	$1,207,402	$1,513,973	$1,652,609	$1,552,668	$1,508,101
Equity	$2,531,832	$2,351,120	$2,268,834	$1,952,399	$1,519,313

(1)

Does not include hotels or debt which have been reclassified to discontinued operations, or which have been classified as held for sale. Total debt, net reflects the retrospective adoption of Accounting Standards Update No. 2015-03.

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

We own primarily urban and resort upper upscale hotels in the United States. As of December 31, 2016, we had interests in 28 hotels, including the Fairmont Newport Beach which we classified as held for sale and subsequently sold in February 2017, leaving 27 hotels currently held for investment (the “27 hotels”). Of the 27 hotels, we classify 24 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 27 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2016, the hotels comprising our 27 hotel portfolio average 490 rooms in size.

2016 Highlights

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

In May 2016, we sold the leasehold interest in the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

Additionally in May 2016, we repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from our issuance of the Series F preferred stock. The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In June 2016, we purchased the air rights associated with our Renaissance Harborplace for $2.4 million, resulting in a $2.4 million intangible asset with an indefinite life.

In December 2016, we sold an undeveloped parcel of land for net proceeds of $0.4 million, and recognized a net gain on the sale of $0.2 million.

Also in December 2016, we issued 3,564,047 shares of our common stock for gross proceeds of $55.1 million. The shares were issued in connection with the “At the Market” Agreements (“ATM Agreements”) which we entered into during 2014 with Wells Fargo Securities, LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated. Under the ATM Agreements, we are authorized to issue common stock having an aggregate offering amount of up to $150.0 million. As of December 31, 2016, we have $73.3 million available for sale under the ATM Agreements.

Additionally in December 2016, we repaid $66.1 million of debt secured by the Embassy Suites Chicago using cash on hand. The Embassy Suites Chicago loan was scheduled to mature in March 2017, and was available to be repaid without penalty at the end of December 2016. After repayment of the Embassy Suites Chicago loan, we have 22 unencumbered hotels.

As of December 31, 2016, the weighted average term to maturity of our debt is approximately four years, and 76.2% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.74%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligation based on the variable rate at December 31, 2016, is 4.29%.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the average daily room rate (“ADR” defined below);

•	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition revenue, tenant revenue derived from hotel space leased by third parties, and any performance guarantee payments, as well as operating revenue from BuyEfficient, LLC Inc. (“BuyEfficient”), an electronic purchasing platform that allowed members to procure food, operating supplies, furniture, fixtures and equipment, prior to its sale in September 2015.

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

•

Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, management fees and other costs. Additionally, this category includes general and administrative expenses from BuyEfficient prior to its sale in September 2015;

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

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and on the 11.0% yield from the $25.0 million equity investment (the “Preferred Equity Investment”) we received from the buyer in conjunction with our 2013 sale of the “Rochester Portfolio,” which included four hotels and a laundry facility in Rochester, Minnesota prior to its sale in July 2015, as well as any energy rebates we have received or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

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

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Sheraton Cerritos in 2016 as well as BuyEfficient and the Doubletree Guest Suites Times Square in 2015, as none of these sales qualified as a discontinued operation;

•

Income tax benefit (provision), which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from discontinued operations, net of tax, which includes the results of operations for any hotels or other real estate investments sold during the reporting period that qualify as a discontinued operation, along with the gain or loss realized on the sale of these assets and any extinguishments of related debt or income tax provisions;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends and redemption charge, which includes dividends accrued on our Series D preferred stock until its redemption in April 2016, as well as dividends accrued on our Series E preferred stock and our Series F preferred stock both of which were issued in 2016, along with any redemption charges for preferred stock redemptions made in excess of net carrying values.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes 26 hotels, and is comprised of our total portfolio as of December 31, 2016, with the exception of the Wailea Beach Resort due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016, and the Fairmont Newport Beach which we classified as held for sale and subsequently sold in February 2017;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2015, Comparable Portfolio RevPAR increased 5.8% as compared to 2014, with a 60 basis point increase in occupancy. These improving demand trends continued, albeit at a moderate pace, in 2016. As a result, our Comparable Portfolio RevPAR increased 1.3% in 2016 as compared to 2015, with a 10 basis point increase in occupancy.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and therefore impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Chicago, Houston, New York City and Washington DC where there are currently higher-than-average supplies of new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to absorb demand for lodging.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. In 2015, our Comparable Portfolio RevPAR index increased by 130 points as compared to 2014 due in part to increased revenue at our newly renovated hotels, partially offset by renovation disruption at the Boston Park Plaza. In 2016, our Comparable Portfolio RevPAR index decreased by 140 points as compared to 2015 due in part to decreased rate at our Chicago hotels due to a weak market in this area and at our Houston hotels due to a weak energy market and loss of contract business, combined with renovation-related revenue disruption at the Marriott Philadelphia.

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

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	2016	2015	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$824,340	$874,117	$(49,777)	(5.7)%
Food and beverage	294,415	293,892	523	0.2%
Other operating	70,585	81,171	(10,586)	(13.0)%
Total revenues	1,189,340	1,249,180	(59,840)	(4.8)%
OPERATING EXPENSES
Hotel operating	687,176	728,357	(41,181)	(5.7)%
Other property-level expenses	142,742	142,332	410	0.3%
Corporate overhead	25,991	33,339	(7,348)	(22.0)%
Depreciation and amortization	163,016	164,716	(1,700)	(1.0)%
Total operating expenses	1,018,925	1,068,744	(49,819)	(4.7)%
Operating income	170,415	180,436	(10,021)	(5.6)%
Interest and other income	1,800	3,885	(2,085)	(53.7)%
Interest expense	(50,283)	(66,516)	16,233	24.4%
Loss on extinguishment of debt	(284)	(2,964)	2,680	90.4%
Gain on sale of assets	18,413	226,217	(207,804)	(91.9)%
Income before income taxes and discontinued operations	140,061	341,058	(200,997)	(58.9)%
Income tax benefit (provision)	616	(1,434)	2,050	143.0%
Income from continuing operations	140,677	339,624	(198,947)	(58.6)%
Income from discontinued operations, net of tax	—	15,895	(15,895)	(100.0)%
NET INCOME	140,677	355,519	(214,842)	(60.4)%
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	1,684	20.6%
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(6,764)	(73.5)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$118,233	$338,155	$(219,922)	(65.0)%

The following table presents our operating results for our total portfolio for the years ended December 31, 2015 and 2014, including the amount and percentage change in the results between the two periods.

	2015	2014	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$874,117	$811,709	$62,408	7.7%
Food and beverage	293,892	259,358	34,534	13.3%
Other operating	81,171	70,931	10,240	14.4%
Total revenues	1,249,180	1,141,998	107,182	9.4%
OPERATING EXPENSES
Hotel operating	728,357	673,934	54,423	8.1%
Other property-level expenses	142,332	126,737	15,595	12.3%
Corporate overhead	33,339	28,739	4,600	16.0%
Depreciation and amortization	164,716	155,845	8,871	5.7%
Total operating expenses	1,068,744	985,255	83,489	8.5%
Operating income	180,436	156,743	23,693	15.1%
Interest and other income	3,885	3,479	406	11.7%
Interest expense	(66,516)	(72,315)	5,799	8.0%
Loss on extinguishment of debt	(2,964)	(4,638)	1,674	36.1%
Gain on sale of assets	226,217	—	226,217	100.0%
Income before income taxes and discontinued operations	341,058	83,269	257,789	309.6%
Income tax provision	(1,434)	(179)	(1,255)	(701.1)%
Income from continuing operations	339,624	83,090	256,534	308.7%
Income from discontinued operations, net of tax	15,895	4,849	11,046	227.8%
NET INCOME	355,519	87,939	267,580	304.3%
Income from consolidated joint ventures attributable to noncontrolling interests	(8,164)	(6,708)	(1,456)	(21.7)%
Preferred stock dividends	(9,200)	(9,200)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$338,155	$72,031	$266,124	369.5%

Operating Statistics. The following tables include comparisons of the key operating metrics for both our Total Portfolio (28 hotels) and our Comparable Portfolio (26 hotels).

	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	81.9%	$200.51	$164.22	82.2%	$198.33	$163.03	(30)	bps	1.1%	0.7%
Comparable Portfolio	82.4%	$198.73	$163.75	82.3%	$196.34	$161.59	10	bps	1.2%	1.3%

	2015			2014			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR
Total Portfolio	82.2%	$198.33	$163.03	81.8%	$188.80	$154.44	40	bps	5.0%	5.6%
Comparable Portfolio	82.3%	$196.34	$161.59	81.7%	$186.86	$152.66	60	bps	5.1%	5.8%

Room revenue. Room revenue decreased $49.8 million, or 5.7%, in 2016 as compared to 2015 as follows:

We sold one hotel each year during 2016 and 2015: the Sheraton Cerritos in May 2016; and the Doubletree Guest Suites Times Square in December 2015 (the “Two Sold Hotels”). The sale of the Two Sold Hotels caused room revenue to decrease by $59.6 million in 2016 as compared to 2015.

Room revenue generated by the 28 hotels we owned prior to January 1, 2015 (our “Existing Portfolio”), increased $9.8 million during 2016 as compared to 2015 due to an ADR increase of $12.2 million partially offset by an occupancy decrease of $2.4 million. The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Francisco (primarily due to the Super Bowl, which took place in the San Francisco Bay Area during the first quarter of 2016), Los Angeles and Orlando. These increases to ADR were partially offset by a weak Chicago market, increased competition in New York City and weak energy markets in both New Orleans and Houston, combined with a loss of contract business in Houston.

Although we increased our total number of rooms sold by 4,565 during 2016 as compared to 2015, occupancy decreased year-over-year as we increased our total rooms available by 18,971 due to 2016 being a leap year and due to the addition of rooms resulting from repositioning and renovation at the Boston Park Plaza and the Hilton Times Square. The overall increase in our total rooms sold during 2016 as compared to 2015 was comprised of an 8,294 increase in group room nights, partially offset by a 3,729 decrease in transient room nights. Group room nights increased in Orlando and San Diego due to strong convention activity in these locales. Overall, transient room nights decreased due to a weak Chicago market, displacement from the complete hotel repositioning at the Wailea Beach Resort, and weak energy markets in both New Orleans and Houston.

During both 2016 and 2015, the most significant renovation impacts to room revenue occurred at the Boston Park Plaza and the Wailea Beach Resort. During 2016, a combined total of 33,165 room nights were out of service at these two hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a combined potential 78.7% occupancy rate and RevPAR of $180.20 without the renovations. During 2015, a combined total of 18,607 room nights were out of service at these two hotels, displacing approximately $2.9 million in room revenue based on the hotels achieving a combined potential 75.9% occupancy rate and RevPAR of $144.40 without the renovations.

Room revenue increased $62.4 million, or 7.7%, in 2015 as compared to 2014 as follows:

We acquired one hotel subsequent to January 1, 2014, the Wailea Beach Resort in July 2014, which contributed additional room revenue of $25.6 million during 2015. In addition, we sold one hotel subsequent to January 1, 2014, the Doubletree Guest Suites Times Square on December 18, 2015. Room revenue generated by the Doubletree Guest Suites Times Square decreased $5.4 million in 2015 as compared to 2014.

Room revenue generated by the 28 hotels we owned prior to January 1, 2014 (our “2014-2015 Existing Portfolio”) increased $42.2 million during 2015 as compared to 2014 due to increases in both occupancy ($4.5 million) and ADR ($37.7 million). The increases in occupancy and ADR were driven by an additional 29,025 group room nights, partially offset by 3,446 fewer transient room nights. Group room nights increased primarily due to a concerted effort to capture a higher portion of group business in Houston, as well as strong group markets in San Francisco, Orlando and Washington DC, partially offset by a decrease in groups due to civil unrest in Baltimore. The decrease in transient room nights was primarily due to a soft business transient market in Houston driven by a weak energy market, as well as a revenue management strategy to decrease the availability of lower-rated transient rooms in Orlando and Washington DC in order to increase the supply of both higher-rated group and business transient rooms, combined with civil unrest in Baltimore. These decreases in transient room nights were partially offset by strong transient markets in both San Francisco and San Diego.

In addition, both group and transient nights increased in 2015 as compared to 2014 at four hotels that were undergoing major renovations during 2014: the Hilton Garden Inn Chicago Downtown/Magnificent Mile; the Renaissance Long Beach; the Hyatt Regency San Francisco; and the Boston Park Plaza (together the “four 2014 renovation hotels”). During 2014, the four 2014 renovation hotels caused a total of 14,221 room nights to be out of service, displacing approximately $3.0 million in room revenue based on the hotels achieving a combined potential 78.4% occupancy rate and RevPAR of $167.06 without the renovations. In comparison, room nights during 2015 were negatively impacted by major renovations at both the Boston Park Plaza and the Wailea Beach Resort, which together caused a total of 18,607 room nights to be out of service, displacing approximately $2.9 million in room revenue based on the hotels achieving a combined potential 75.9% occupancy rate and RevPAR of $144.40 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $0.5 million, or 0.2%, in 2016 as compared to 2015 as follows:

Food and beverage revenue generated by our Existing Portfolio increased $7.4 million in 2016 as compared to 2015 primarily due to increased banquet and outlet revenue caused by the increase in group room nights. In addition, outlet revenue increased, the majority of which occurred at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept, as well as at the Boston Park Plaza due to additional restaurant options available post-repositioning. Food and beverage revenue also increased at the Renaissance Harborplace during 2016 as compared to 2015, as the hotel’s operations suffered during 2015 due to civil unrest in Baltimore. These increases in food and beverage revenue were partially offset by a decrease in banquet revenue at the Hilton Times Square due to the conversion of meeting space to guest rooms in 2016, and a decrease in room service revenue at the Hyatt Regency San Francisco due to the elimination of this dining option in 2016.

The increase in our Existing Portfolio’s food and beverage revenue was partially offset by the Two Sold Hotels, which decreased food and beverage revenue by $6.9 million in 2016 as compared to 2015.

Food and beverage revenue increased $34.5 million, or 13.3%, in 2015 as compared to 2014 as follows:

The Wailea Beach Resort contributed an additional $5.7 million to food and beverage revenue during 2015. In addition, food and beverage revenue generated by the Doubletree Guest Suites Times Square increased $0.1 million in 2015 as compared to 2014.

Food and beverage revenue in our 2014-2015 Existing Portfolio increased $10.0 million in 2015 as compared to 2014, primarily due to increased banquet and related service charge revenue at the majority of our hotels due to the increase in group room nights. Outlet revenue in our 2014-2015 Existing Portfolio also increased in 2015 as compared to 2014 due to the strong markets in both San Francisco and San Diego, along with an increase in outlet revenue generated in 2015 by the four 2014 renovation hotels. These increases in food and beverage revenue in 2015 as compared to 2014 were partially offset by a decrease in revenue at the Renaissance Harborplace due to the civil unrest in Baltimore, as well as the weak transient market in Houston, combined with a decrease in revenue due to a major renovation at the Boston Park Plaza and outlet renovation at the JW Marriott New Orleans.

In addition, food and beverage revenue in our 2014-2015 Existing Portfolio increased $18.7 million in 2015 as compared to 2014 due to our January 1, 2015 adoption of the American Hotel & Lodging Association’s Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition (the “USALI Eleventh Revised Edition”), which affected the classification of mandatory service charges to guests for banquets and events that are paid out as gratuities to hotel employees. Previously, these charges reduced our food and beverage revenue. Beginning in 2015, these charges are included in food and beverage expense.

Other operating revenue. Other operating revenue decreased $10.6 million, or 13.0%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels decreased other operating revenue by $7.1 million in 2016 as compared to 2015. In addition, BuyEfficient, which we sold in September 2015, decreased other operating revenue by $5.7 million in 2016 as compared to 2015.

Other operating revenue in our Existing Portfolio increased $2.2 million in 2016 as compared to 2015. A substantial portion of our other operating revenue in 2016 resulted from a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort. Marriott, the hotel manager, provided the performance guarantee as operational support for our significant repositioning of the hotel. Additionally, other operating revenue in our Existing Portfolio increased in 2016 as compared to 2015 due to increases in resort fees, as well as attrition and cancellation revenue. Partially offsetting these increases to other operating revenue, our Existing Portfolio recognized decreases in parking revenue, telephone/internet revenue, and spa revenue. In addition, tenant lease revenue decreased as 2016 includes the renovation-related write-offs of a total of $0.2 million in above/below market lease intangibles at the Wailea Beach Resort, as compared to the write off of a total of $1.8 million in below market lease intangibles due to the terminations of two tenant leases at the Boston Park Plaza in 2015. Additionally, other operating revenue decreased during 2016 as compared to 2015 due to our recognition of $0.6 million in business interruption proceeds during 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year.

Other operating revenue increased $10.2 million, or 14.4%, in 2015 as compared to 2014 as follows:

The Wailea Beach Resort contributed an additional $5.7 million to other operating revenue in 2015. Other operating revenue generated by the Doubletree Guest Suites Times Square increased $0.3 million in 2015 as compared to 2014. In addition, BuyEfficient’s revenue decreased $1.1 million in 2015 as compared to 2014 due our sale of BuyEfficient in September 2015.

Other operating revenue in our 2014-2015 Existing Portfolio increased $5.4 million in 2015 as compared to 2014, primarily due to increases in parking revenue, tenant lease revenue (including the write-off of a total of $1.8 million in below market lease intangible liabilities due to the terminations of two tenant leases at the Boston Park Plaza during 2015), resort fees, cancellation revenue, attrition revenue and other miscellaneous revenue. In addition, we recognized $0.6 million in business interruption insurance proceeds during the third quarter of 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year. These increases in other operating revenue in 2015 as compared to 2014 were partially offset by decreased telephone/internet revenue.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $41.2 million, or 5.7%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels decreased hotel operating expenses by $49.1 million in 2016 as compared to 2015.

Hotel operating expenses in our Existing Portfolio increased $7.9 million in 2016 as compared to 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in 2016 as compared to 2015 due to the following increased expenses: food and beverage due to $1.5 million in severance incurred at several hotels in conjunction with the elimination of various outlets and banquet areas; both advertising and promotion and repairs and maintenance due to increased hotel payroll and related expenses in these two departments, including $0.1 million in severance incurred at one of our hotels; franchise costs due to the increase in revenues; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues, as well as the expiration of a ground rent abatement given to the Hilton San Diego Bayfront. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities as well as decreased Hawaii general excise tax due to lower revenue at the Wailea Beach Resort while undergoing a complete hotel repositioning. In addition, property taxes decreased in 2016 as compared to 2015 due to refunds received during 2016 at several of our hotels related to prior years, combined with lower current year assessments at our Chicago hotels.

Hotel operating expenses increased $54.4 million, or 8.1%, in 2015 as compared to 2014 as follows:

The Wailea Beach Resort contributed an additional $20.2 million to hotel operating expenses in 2015. Hotel operating expenses generated by the Doubletree Guest Suites Times Square decreased $0.7 million in 2015 as compared to 2014.

Hotel operating expenses in our 2014-2015 Existing Portfolio increased $34.9 million in 2015 as compared to 2014. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue, food and beverage revenue, and parking revenue, as well as the changes stipulated by the USALI Eleventh Revised Edition. In addition, hotel operating expenses in our 2014-2015 Existing Portfolio increased in 2015 as compared to 2014 due to the following increased expenses: franchise costs due to the increase in revenues; advertising and promotion due to increased hotel sales and marketing departmental payroll and related expenses; property taxes due to increased assessments received at our Chicago hotels combined with the year-over-year effect of refunds and lower property tax assessments received at several of our hotels during 2014; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased repairs and maintenance expenses, utilities expenses and real estate tax appeal fees.

Other property-level expenses.  Other property-level expenses increased $0.4 million, or 0.3%, in 2016 as compared to 2015 as follows:

Other property-level expenses in our Existing Portfolio increased $12.2 million in 2016 as compared to 2015, primarily due to increases in the following expenses caused by higher room revenue: payroll and related expenses; management fees; credit and collection expenses; and supplies. In addition, legal fees increased as the Company recognized $1.4 million in 2016 to terminate tenant leases at two hotels, and $0.4 million related to a hotel wage measure that increased payroll costs at one of our hotels. In addition, contract and professional fees also increased in 2016 as compared to 2015, partially offset by decreased employee training.

The Two Sold Hotels and BuyEfficient decreased other property-level expenses by $6.5 million and $5.3 million, respectively, in 2016 as compared to 2015.

Other property-level expenses increased $15.6 million, or 12.3%, in 2015 as compared to 2014 as follows:

The Wailea Beach Resort contributed an additional $3.9 million to other property-level expenses during 2015. Other property-level expenses generated by the Doubletree Guest Suites Times Square decreased $0.4 million in 2015 as compared to 2014. In addition, although we sold BuyEfficient in September 2015, other property-level expenses generated by BuyEfficient during 2015 increased $0.9 million as compared to 2014 due to $1.6 million in severance costs incurred coterminous with the sale.

Other property-level expenses in our 2014-2015 Existing Portfolio increased $11.2 million in 2015 as compared to 2014, primarily due to increases in the following expenses due to the increases in room and food and beverage revenue: payroll and related expenses; management fees; credit and collection expenses; contract and professional fees; supplies; employee recruitment, relations, relocation and training expenses; legal expenses; and licenses and permits.

Corporate overhead expense.  Corporate overhead expense decreased $7.3 million, or 22.0%, in 2016 as compared to 2015, primarily due to decreased payroll and related expenses ($4.2 million), deferred stock compensation expense ($2.8 million), legal expense ($0.3 million), contract and professional fees ($0.3 million) and donations ($0.1 million). The decreases in payroll and related costs and deferred stock compensation expense were primarily due to $6.9 million in costs recognized in January 2015 related to the departure of our former chief executive officer. These decreases were partially offset by increased bad debt expense ($0.2 million), due diligence expense ($0.1 million), and employee relations, recruitment and relocation expense ($0.1 million). Bad debt expense increased in 2016 as compared to 2015 as 2015 includes the recovery of $0.2 million in expense as noted below in the discussion regarding 2015 as compared to 2014.

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

Depreciation and amortization expense.  Depreciation and amortization expense decreased $1.7 million, or 1.0%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels and BuyEfficient decreased depreciation and amortization by $7.0 million and $0.7 million, respectively, in 2016 as compared to 2015.

Depreciation and amortization expense in our Existing Portfolio increased $6.0 million in 2016 as compared to 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our Existing Portfolio. This increase was partially offset by a $0.4 million year-over-year decrease in our write-off of in-place lease intangibles; we recognized $0.3 million in renovation-related write-offs of three in-place lease intangibles in 2016 as compared to $0.7 million due to the termination of two tenant leases in 2015.

Depreciation and amortization expense increased $8.9 million, or 5.7%, in 2015 as compared to 2014 as follows:

The Wailea Beach Resort contributed an additional $5.0 million to depreciation and amortization in 2015. Depreciation and amortization expense generated by the Doubletree Guest Suites Times Square decreased $0.1 million in 2015 as compared to 2014. In addition, BuyEfficient’s depreciation and amortization expense decreased $0.2 million in 2015 as compared to 2014.

Depreciation and amortization expense in our 2014-2015 Existing Portfolio increased $4.2 million in 2015 as compared to 2014, which includes the write-off of a total of $0.7 million related to in-place lease intangibles due to the termination of two tenant leases at one of our hotels during 2015. In addition, depreciation and amortization increased due to additional depreciation recognized on hotel renovations and purchases of FF&E for our 2014-2015 Existing Portfolio.

Interest and other income.  Interest and other income totaled $1.8 million in 2016, $3.9 million in 2015 and $3.5 million in 2014. In 2016, we recognized $1.1 million in interest and miscellaneous income and $0.7 million in energy rebates due to energy efficient renovations at our hotels.

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

In 2014, we recognized $2.8 million in interest on the Preferred Equity Investment, $0.4 million in energy rebates due to energy efficient renovations at our hotels, and $0.3 million in other interest and miscellaneous income.

Interest expense.  Interest expense is as follows (in thousands):

	2016	2015	2014
Interest expense on debt and capital lease obligations	$49,509	$63,677	$70,067
Gain on derivatives, net	(1,426)	(309)	(529)
Amortization of deferred financing fees	2,200	3,148	2,777
Total interest expense	$50,283	$66,516	$72,315

Interest expense decreased $16.2 million, or 24.4%, in 2016 as compared to 2015. Interest expense on our debt and capital lease obligations decreased $14.2 million in 2016 as compared to 2015, as a result of lower balances due to monthly amortization, loan repayments during 2015 and 2016, and lower interest rates from our 2015 and 2016 debt transactions. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest rates on our variable rate debt, as well as interest on our two unsecured term loans entered into October 2015 and January 2016. Interest expense related to the amortization of deferred financing fees decreased $0.9 million in 2016 as compared to 2015 primarily due to the accelerated amortization of $0.5 million of deferred financing fees related to our prior credit facility during the second quarter of 2015, as well as to lower amortization resulting from our loan repayments during 2015 and 2016. Interest expense in 2016 further decreased as compared to 2015 due to a $1.4 million gain we recognized on our interest rate derivatives during 2016 as compared to a $0.3 million gain recognized during 2015.

Interest expense decreased $5.8 million, or 8.0%, in 2015 as compared to 2014. The decrease in interest expense in 2015 as compared to 2014 is due to a $6.4 million decrease in expense on our debt and capital lease obligations, resulting from lower balances due to monthly amortization, loan repayments during 2015, and lower interest rates from both 2015 and 2014 debt transactions. Partially offsetting the decrease in interest expense caused by our debt and capital lease obligations, interest expense increased $0.2 million in 2015 as compared by 2014 due to a decrease in the gain we recorded on our interest rate derivatives, combined with a $0.4 million increase in the amortization of deferred financing fees.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.29% at December 31, 2016, 4.45% at December 31, 2015, and 4.50% at December 31, 2014. At December 31, 2016, 2015 and 2014, approximately 76.2%, 79.5% and 71.6%, respectively, of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements.

For a discussion regarding our 2016, 2015 and 2014 debt transactions, see the discussion included in “Liquidity and Capital Resources—Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.3 million in 2016, $3.0 million in 2015 and $4.6 million in 2014. In 2016, we recognized losses of $0.1 million and $0.2 million related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively, as well as a nominal loss related to our repayment of debt secured by the Embassy Suites Chicago.

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

Gain on sale of assets. Gain on sale of assets totaled $18.4 million in 2016, $226.2 million in 2015 and zero in 2014. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation. During 2016, we sold the leasehold interest in the Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. In addition, we sold an undeveloped parcel of land for net proceeds of $0.4 million, and recognized a net gain on the sale of $0.2 million.

During 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a net gain on the sale of $11.7 million. In addition, during 2015, we sold our interests in the Doubletree Guest Suites Times Square for net proceeds of $522.7 million, and recognized a net gain of $214.5 million.

Income tax benefit (provision). Income tax benefit (provision) totaled a benefit of $0.6 million in 2016, a provision of $1.4 million in 2015 and a provision of $0.2 million in 2014. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. As part of our ongoing evaluations of our uncertain tax positions, during 2016, we reversed a $1.5 million income tax accrual that we previously recorded during 2013, plus $0.1 million in accrued interest, through the 2016 tax year. The reversal was due to the expiration of the statute of limitations for the 2012 tax year. This income tax benefit was partially offset as we recognized combined federal and state income tax expense of $1.0 million based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities.

During 2015, we recognized combined federal and state income tax expense of $0.7 million related to our sale of BuyEfficient. In addition, we recognized $0.7 million based on 2015 projected taxable income net of operating loss carryforwards for our taxable entities.

During 2014, we recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit of $0.6 million, partially offset by a 2014 projected tax provision net of operating loss carryforwards of $0.8 million for our taxable entities.

Income from discontinued operations, net of tax. Though we have not sold any hotels or businesses that qualified as a discontinued operation since 2013, we recognized items related to prior year sales as follows (in thousands):

	2016	2015	2014
Operating expenses	$—	$—	$(350)
Income tax provision	—	(105)	—
Gain on sale of hotels and other assets, net	—	16,000	5,199
Income from discontinued operations, net of tax	$—	$15,895	$4,849

Income from discontinued operations, net of tax for the year ended December 31, 2015 includes adjustments related to our 2013 sale of the Rochester Portfolio. Upon sale of the Rochester Portfolio, we retained the Preferred Equity Investment, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a $28.7 million deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on our balance sheet.

In July 2015, we sold the Preferred Equity Investment and settled the working capital loan for an aggregate payment of $16.0 million, plus accrued interest. We recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations, net of tax during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

Income from discontinued operations, net of tax for the year ended December 31, 2014 includes two adjustments also related to our 2013 sale of the Rochester Portfolio, as well as an adjustment related to six hotels sold during 2004 through 2013. The first Rochester Portfolio adjustment relates to our retention of a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced our gain on the sale of the Rochester Portfolio. In May 2014, we were released from $7.0 million of our pension plan liability, causing us to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations, net of tax for the year ended December 31, 2014. The remaining $7.0 million gain will be recognized, if at all, when and to the extent we are released from any potential liability related to the Rochester Portfolio’s pension plan.

The second Rochester Portfolio adjustment related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on our estimate of the probable cost of the resolution of a contingency, we accrued $0.3 million when we sold the Rochester Portfolio in January 2013 related to these potential future costs. During the second quarter of 2014, we accrued an additional $1.8 million in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations, net of tax for the year ended December 31, 2014. The contingency was paid in full by the end of the first quarter of 2015.

Income from discontinued operations, net of tax for the year ended December 31, 2014 also includes additional expense of $0.4 million related to workers’ compensation claims which originated during our periods of ownership at six hotels. We sold these hotels during 2004, 2005, 2010 and 2013.

Income from consolidated joint ventures attributable to noncontrolling interests.  Income from consolidated joint ventures attributable to noncontrolling interests totaled $6.5 million in 2016, $8.2 million in 2015 and $6.7 million in 2014. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2016, 2015 and 2014 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $6.5 million, $8.1 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, prior to our sale of the Doubletree Guest Suites Times Square in December 2015, income from consolidated joint ventures attributable to noncontrolling interests included a nominal amount of preferred dividends earned by preferred investors in the entity that owned the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends and redemption charge.  Preferred stock dividends and redemption charge were incurred as follows (in thousands):

	2016	2015	2014
Series D preferred stock	$2,428	$9,200	$9,200
Series E preferred stock	6,460	—	—
Series F preferred stock	3,024	—	—
Redemption charge on Series D preferred stock	4,052	—	—
	$15,964	$9,200	$9,200

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

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

•

Ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period. We do, however, include an adjustment for the cash ground lease expense recorded on the Hyatt Centric Chicago Magnificent Mile’s building lease. Upon acquisition of this hotel, we determined that the building lease was a capital lease, and, therefore, we include a portion of the capital lease payment each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the actual rent due to the hotel’s lessor in the current period, as well as the operating performance of the Hyatt Centric Chicago Magnificent Mile.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business in accordance with the Business Combinations Topic of the FASB ASC are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

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

The following table reconciles our net income to EBITDA and Adjusted EBITDA for our total portfolio for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income	$140,677	$355,519	$87,939
Operations held for investment:
Depreciation and amortization	163,016	164,716	155,845
Amortization of lease intangibles	252	3,791	4,113
Interest expense	50,283	66,516	72,315
Income tax (benefit) provision	(616)	1,434	179
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)
Depreciation and amortization	(3,480)	(3,432)	(3,335)
Interest expense	(1,684)	(1,537)	(2,020)
Discontinued operations:
Income tax provision	—	105	—
EBITDA	341,968	578,948	308,328

Operations held for investment:
Amortization of deferred stock compensation	7,157	6,536	6,221
Amortization of favorable and unfavorable contracts, net	394	(1,623)	166
Noncash straight-line lease expense	1,878	1,987	2,021
Capital lease obligation interest — cash ground rent	(1,404)	(1,404)	(1,404)
Gain on sale of assets, net	(18,422)	(226,234)	(93)
Severance costs associated with sale of BuyEfficient	—	1,636	—
Loss on extinguishment of debt	284	2,964	4,638
Gain on redemption of note receivable	—	(939)	—
Closing costs — completed acquisitions	—	—	541
Prior year property tax adjustments, net	(3,971)	(865)	(3,305)
Property-level restructuring, severance and management transition costs	1,578	1,219	675
Lease termination costs	1,000	300	—
Costs associated with CEO severance	—	5,257	—
Noncontrolling interests:
Noncash straight-line lease expense	(450)	(450)	(450)
Loss on extinguishment of debt	—	—	(133)
Prior year property tax adjustments, net	—	—	696
Discontinued operations:
Gain on sale of assets, net	—	(16,000)	(5,199)
	(11,956)	(227,616)	4,374
Adjusted EBITDA	$330,012	$351,332	$312,702

Adjusted EBITDA was $330.0 million in 2016, as compared to $351.3 million in 2015 and $312.7 million in 2014.

Adjusted EBITDA decreased $21.3 million in 2016 as compared to 2015 primarily due to the sales of the Sheraton Cerritos, the Doubletree Guest Suites Times Square and BuyEfficient in May 2016, December 2015 and September 2015, respectively. In addition, Adjusted EBITDA was negatively impacted during 2016 by decreased earnings generated by our Houston hotels due to weak market conditions and the loss of contract business, along with decreased earnings generated by the Hilton Times Square due to additional hotel supply in New York City, by the Boston Park Plaza and the Wailea Beach Resort due to complete hotel repositionings, and by our Hilton San Diego Bayfront due to higher ground lease expense. Partially offsetting these decreases, Adjusted EBITDA increased due to strong market conditions and expense management at the Renaissance Orlando at SeaWorld®, Renaissance Washington DC, Hyatt Regency San Francisco and our Los Angeles hotels.

Adjusted EBITDA increased $38.6 million in 2015 as compared to 2014 in part due to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Resort acquired in July 2014), combined with an increase in earnings at the four 2014 renovation hotels, partially offset by a decrease in earnings at the Boston Park Plaza and the Wailea Beach Resort due to complete hotel repositionings during all or part of 2015.

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

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business in accordance with the Business Combinations Topic of the FASB ASC are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

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

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income	$140,677	$355,519	$87,939
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(9,200)
Operations held for investment:
Real estate depreciation and amortization	162,431	163,361	154,253
Amortization of lease intangibles	252	3,791	4,113
Gain on sale of assets, net	(18,422)	(226,234)	(93)
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)
Real estate depreciation and amortization	(3,480)	(3,432)	(3,335)
Discontinued operations:
Gain on sale of assets, net	—	(16,000)	(5,199)
FFO attributable to common stockholders	259,014	259,641	221,770

Operations held for investment:
Write-off of deferred financing fees	—	455	—
Amortization of favorable and unfavorable contracts, net	394	(1,623)	166
Noncash straight-line lease expense	1,878	1,987	2,021
Noncash interest related to gain on derivatives, net	(1,426)	(309)	(529)
Loss on extinguishment of debt	284	2,964	4,638
Gain on redemption of note receivable	—	(939)	—
Closing costs — completed acquisitions	—	—	541
Prior year property tax adjustments, net	(3,971)	(865)	(3,305)
Property-level restructuring, severance and management transition costs	1,578	1,219	675
Lease termination costs	1,000	300	—
Income tax benefit related to prior years	(1,596)	—	(762)
Preferred stock redemption charge	4,052	—	—
Costs associated with CEO severance	—	5,257	—
Amortization of deferred stock compensation associated with CEO severance	—	1,623	—
Severance costs associated with sale of BuyEfficient	—	1,636	—
Income tax provision related to gain on sale of BuyEfficient	—	720	—
Noncontrolling interests:
Noncash straight-line lease expense	(450)	(450)	(450)
Noncash interest related to loss on derivative, net	—	(3)	—
Loss on extinguishment of debt	—	—	(133)
Prior year property tax adjustments, net	—	—	696
Discontinued operations:
Income tax provision	—	105	—
	1,743	12,077	3,558
Adjusted FFO attributable to common stockholders	$260,757	$271,718	$225,328

Adjusted FFO attributable to common stockholders was $260.8 million in 2016 as compared to $271.7 million in 2015 and $225.3 million in 2014.

Adjusted FFO attributable to common stockholders decreased $11.0 million in 2016 as compared to 2015 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. These decreases in earnings were partially offset by a decrease in interest expense on our debt and capital lease obligations due to our 2015 repayments of six separate mortgages and refinancing of one mortgage with a lower interest rate unsecured term loan, as well as our 2016 repayments of two mortgages and refinancing of one mortgage with a lower interest rate unsecured term loan.

Adjusted FFO attributable to common stockholders increased $46.4 million in 2015 as compared to 2014 due in part to additional earnings generated by the one hotel we acquired in 2014 (the Wailea Beach Resort acquired in July 2014), combined with an increase in earnings at the four 2014 renovation hotels, as well as a decrease in interest expense, partially offset by decreases in earnings at both the Boston Park Plaza and the Wailea Beach Resort, due to complete hotel repositionings during all or part of 2015.

Investing Activities

The following table summarizes our total portfolio and room data from January 1, 2014 through December 31, 2016, adjusted for the hotels acquired and sold during the respective periods.

	2016		2015	2014
Portfolio Data—Hotels
Number of hotels—beginning of period	29		30	29
Add: Acquisitions	—		—	1
Less: Dispositions	(1)		(1)	—
Number of hotels—end of period	28	(1)	29	30

	2016	2015	2014
Portfolio Data—Rooms
Number of rooms—beginning of period	13,845	14,303	13,744
Add: Acquisitions	—	—	544
Add: Room expansions, net	24	10	15
Less: Dispositions	(203)	(468)	—
Number of rooms—end of period	13,666	13,845	14,303
Average rooms per hotel—end of period	488	477	477

(1)	We classified one of the 28 hotels owned as of December 31, 2016 as held for sale, and subsequently sold the hotel in February 2017.

Acquisitions.  We did not acquire any hotels during either 2016 or 2015. In 2014, we acquired the Wailea Beach Resort in Maui, Hawaii for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of our common stock issued directly to the seller. The acquisition was funded with proceeds received from our June 2014 common stock offering, and 4,034,970 shares of our common stock valued at $60.0 million ($14.87 per share).

In addition to the above noted hotel, in 2016, we purchased the air rights associated with our Renaissance Harborplace for $2.4 million, resulting in a $2.4 million intangible asset with an indefinite life. In 2014, we acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of our common stock in connection with the ATM Agreements, combined with cash on hand. Prior to our acquisition, the land was leased to us by a third party.

While our primary focus is on acquiring branded, urban and resort upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale profile represented by our Existing Portfolio in order to capitalize on opportunities which may arise. We intend to select the brands and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets.

Dispositions.  We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. The sale of the leasehold interest in the Sheraton Cerritos did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation.

In 2015, one of our subsidiaries sold 100% of its membership interests in Times Square Hotel Sub, LLC, the indirect holder of 100% of the leasehold interests through which the Doubletree Guest Suites Times Square located in New York City, New York, is operated. We received net proceeds of $522.7 million, and recognized a net gain on the sale of $214.5 million. Concurrent with the sale, we wrote off $83.9 million of net intangible assets, which reduced our gain on the sale. In addition, we repaid the remaining $175.0 million balance of the mortgage secured by the hotel, incurred a prepayment penalty of $1.2 million, and wrote off $1.7 million in related deferred financing fees. The sale of the Doubletree Guest Suites Times Square did not represent a strategic shift that had a major impact on our business plan or our primary markets, and therefore, did not qualify as a discontinued operation.

In addition to the above noted hotels, in 2016, we sold an undeveloped parcel of land for net proceeds of $0.4 million, and recognized a net gain on the sale of $0.2 million. In 2015, we sold BuyEfficient for net proceeds of $26.4 million, and recognized a net gain on the sale of $11.7 million. Also in 2015, we sold the Preferred Equity Investment and settled the working capital loan related to the Rochester Portfolio, which we sold in 2013. We received an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Subtopic of the FASB ASC, we recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations, net of tax during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

Renovations. We invested $182.2 million, $164.2 million and $126.0 million in capital improvements to our hotel portfolio during the years ended December 31, 2016, 2015 and 2014, respectively. Consistent with our strategy, during 2016, 2015 and 2014, we undertook major renovations, repositionings and ordinary course rooms and public space renovations. During both 2016 and 2015, our most significant renovations occurred at the Boston Park Plaza and the Wailea Beach Resort. During 2014, our most significant major renovations, repositionings and ordinary course rooms and public space renovations, occurred at the Boston Park Plaza and the Hyatt Regency San Francisco. As a result of our major renovations and repositionings, we incurred revenue disruption of approximately $8.0 million in 2016, $2.9 million in 2015 and $3.0 million in 2014, all of which was in line with our expectations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales and redemptions of hotels and other assets, as well as proceeds from our credit facility, term loan agreements and common and preferred stock offerings. Our primary uses of cash were for capital expenditures for hotels, acquisitions of a hotel and other assets, operating expenses, repayment of notes payable and our credit facility, redemption of our Series D preferred stock, dividends on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $305.4 million for 2016, compared to $309.3 million for 2015 and $282.4 million for 2014.

The net decrease in cash provided by operating activities during 2016 was primarily due to decreased cash generated by both the Boston Park Plaza and the Wailea Beach Resort, which were undergoing complete hotel repositionings during 2016, partially offset by increased cash generated by our other hotels, combined with the release of restricted lender reserves upon our repayments of the loans secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®.

The net increase in cash provided by operating activities during 2015 was primarily due to additional cash generated by the Wailea Beach Resort which was acquired mid-year during 2014, combined with an increase in cash generated by our recently renovated hotels. The increase in net cash provided by operating activities in 2015 was partially offset by decreased cash generated by the Boston Park Plaza, which was undergoing a complete hotel repositioning during 2015.

Investing activities.  Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in or provided by investing activities in 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Proceeds from sales of assets	$41,587	$565,115	$110
Disposition deposit	250	—	—
Proceeds from redemption of note receivable	—	1,125	—
Restricted cash — replacement reserve	(9,368)	(2,642)	(4,311)
Acquisitions of hotel properties and other assets	(2,447)	—	(276,558)
Renovations and additions to hotel properties	(182,185)	(164,232)	(125,975)
Payment for interest rate derivative	—	(13)	—
Net cash (used in) provided by investing activities	$(152,163)	$399,353	$(406,734)

During 2016, we received a total of $41.6 million in net proceeds from the following sales: $41.2 million from the Sheraton Cerritos; and $0.4 million from an undeveloped parcel of land. In addition, we received a deposit of $0.3 million from the potential buyer of the Fairmont Newport Beach. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $9.4 million, paid $2.4 million to acquire the air rights at our Renaissance Harborplace and paid $182.2 million for renovations and additions to our portfolio.

During 2015, we received a total of $565.1 million in proceeds from the following sales: $522.7 million from the Doubletree Guest Suites Times Square; $26.4 million from BuyEfficient; $16.0 million from the Preferred Equity Investment combined with the settlement of a working capital loan provided to the buyer of the Rochester Portfolio; and $0.1 million from surplus FF&E. In addition, we received $1.1 million from the redemption of an unsecured note receivable. These cash inflows were partially offset as we increased the balance of our restricted cash replacement reserve accounts by $2.6 million, paid $164.2 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During 2014, we paid cash of $265.6 million to acquire the Wailea Beach Resort, and cash of $11.0 million to acquire the land underlying the Fairmont Newport Beach for a total of $276.6 million. We also paid $126.0 million for renovations and additions to our portfolio, and increased the balance in our restricted cash replacement reserve accounts by $4.3 million. These cash outflows were slightly offset by $0.1 million received from the sale of surplus FF&E.

Financing activities.  Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in or provided by financing activities in 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Proceeds from preferred stock offerings	$190,000	$—	$—
Payment of preferred stock offering costs	(6,640)	—	—
Redemption of preferred stock	(115,000)	—	—
Proceeds from common stock offerings	55,133	—	284,390
Payment of common stock offering costs	(941)	—	(1,000)
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)	(3,774)
Proceeds from notes payable and credit facility	100,000	123,000	178,250
Payments on notes payable and credit facility	(265,536)	(450,812)	(153,033)
Payments for costs related to extinguishment of notes payable	(173)	(1,245)	(4,051)
Payments of deferred financing costs	(1,759)	(5,861)	(2,346)
Dividends and distributions paid	(227,486)	(77,544)	(47,850)
Distributions to noncontrolling interests	(7,737)	(9,981)	(8,488)
Net cash (used in) provided by financing activities	$(282,780)	$(431,707)	$242,098

Net cash used in financing activities during 2016 consisted of the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees; $265.5 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld®, $66.1 million for the loan secured by the Embassy Suites Chicago and $12.6 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loans secured by the Renaissance Orlando at SeaWorld® and the Embassy Suites Chicago; $1.8 million in deferred financing costs related to our new $100.0 million unsecured term loan, our credit facility and our new private placement of $240.0 million unsecured senior notes which were funded in January 2017; $227.5 million in dividends and distributions to our common and preferred stockholders; and $7.7 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by total net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, $54.2 million in net proceeds received from the sale of 3,564,047 shares of our common stock under our ATM Agreements, and $100.0 million in proceeds received from our new unsecured term loan.

During 2015, we paid $9.3 million to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees. We also paid $450.8 million in principal payments on our notes payable and credit facility, including: $99.1 million in total to repay four loans each separately secured by either the Marriott Philadelphia, the Marriott Park City, the Marriott Houston or the Marriott Tysons Corner; $85.9 million to repay the loan secured by the Renaissance Harborplace; $30.7 million to repay the loan secured by the Hilton North Houston; $175.0 million to repay the loan secured by the Doubletree Guest Suites Times Square; $38.0 million to repay a draw on our credit facility; and $22.1 million in principal payments on our notes payable. In addition, during 2015 we paid a total of $1.2 million in fees upon our repayment of the loans noted above, and $5.9 million in deferred financing costs related to our new $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the two new unsecured term loan agreements entered into in September 2015 and December 2015, and the new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. We also paid $77.5 million in dividends to our common and preferred stockholders, and $10.0 million in distributions to the noncontrolling interests in our hotels. These cash outflows were slightly offset by a total of $123.0 million in proceeds from debt obligations, including $85.0 million received from an unsecured term loan and $38.0 million received from our credit facility.

Net cash provided by financing activities during 2014 consisted of $283.4 million in net proceeds received from our issuance of common stock, and $178.3 million in proceeds received from notes payable and our credit facility, including $90.0 million from a new loan secured by the JW Marriott New Orleans, $65.0 million from a new loan secured by the Embassy Suites La Jolla and $23.3 million from short-term borrowings on our credit facility. These cash inflows were partially offset by $3.8 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations of certain employees in connection with the vesting of restricted common shares issued to such employees, and $153.0 million in principal payments on our notes payable and credit facility, including: $38.9 million to repay the old loan secured by the JW Marriott New Orleans; $67.1 million to extinguish the old loan secured by the Embassy Suites La Jolla; $23.3 million to repay draws on our credit facility; and $23.7 million of principal payments on our notes payable. In addition, we paid a total of $4.1 million in fees to extinguish the old Embassy Suites La Jolla debt as well as debt related to one of the lenders who chose not to participate in the amended mortgage secured by the Hilton San Diego Bayfront. We also paid $2.3 million in deferred financing costs related to the new loans secured by the JW Marriott New Orleans and the Embassy Suites La Jolla, along with the three lenders who are participating in the amended mortgage secured by the Hilton San Diego Bayfront. Finally, we paid $47.9 million in dividends to our preferred and common stockholders, and $8.5 million in distributions to the noncontrolling interests in our hotels.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends on our common and preferred stock, potential repurchases of our common stock, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about

us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM Agreements we entered into in February 2014. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $150.0 million. Through December 31, 2016, we have received $76.7 million in gross proceeds and issued 4,916,750 shares of our common stock in connection with the ATM Agreements, leaving $73.3 million available for sale. However, when needed, the capital markets may not be available to us on favorable terms or at all.

In January 2017, we received $240.0 million from the private placement of senior unsecured notes. The private placement consisted of $120.0 million of notes with a nine-year term bearing interest at a fixed rate of 4.69%, and $120.0 million of notes with an eleven-year term bearing interest at a fixed rate of 4.79%. Proceeds from the new unsecured senior notes were used to repay in full the $176.0 million 5.58% mortgage loan secured by the Marriott Boston Long Wharf in January 2017.

In February 2017, we sold the Fairmont Newport Beach for a gross sales price of $125.0 million.

Cash Balance. As of December 31, 2016, our unrestricted cash balance was $369.5 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash dividends on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of December 31, 2016, we had $0.9 billion of consolidated debt, $437.5 million of cash and cash equivalents, including restricted cash, and total assets of $3.7 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of December 31, 2016, is approximately four years, and 76.2% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.74%. Including our variable-rate debt obligation based on the variable rate at December 31, 2016, the weighted average interest rate on our debt is 4.29%.

As of December 31, 2016, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $222.3 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2017. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2016, we have two unsecured corporate-level term loans. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our debt transactions for the years ended December 31, 2016, 2015 and 2014 are discussed below.

2016.  In January 2016, we drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. We entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan. Based on our current leverage and the swap in place, the loan bears interest at an effective rate of 3.653%.

In May 2016, we repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from our issuance of the Series F preferred stock. The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In December 2016, we repaid $66.1 million of debt secured by the Embassy Suites Chicago using cash on hand. The Embassy Suites Chicago loan was scheduled to mature in March 2017, and was available to be repaid without penalty at the end of December 2016. After repayment of the Embassy Suites Chicago loan, we have 22 unencumbered hotels.

2015. In April 2015, we entered into a $400.0 million senior unsecured credit facility, which replaced our prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on our leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The initial term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows us to request additional lender commitments for up to a total capacity of $800.0 million. As of December 31, 2016, we have no outstanding amounts due under our credit facility.

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

Additionally, in December 2015, we repaid the remaining $175.0 million balance of the loan secured by the Doubletree Guest Suites Times Square concurrent with the sale of the hotel. We incurred a $1.2 million prepayment penalty upon the loan’s repayment, and wrote off $1.7 million in deferred financing fees, both of which are included in loss on extinguishment of debt on our consolidated statements of operations.

2014. In August 2014, we amended the mortgage on the Hilton San Diego Bayfront, which mortgage originally included the syndication of four lenders. One of these lenders chose not to participate in the refinancing, and, in accordance with the Debt Topic of the FASB ASC, we expensed the unamortized balance of the lender’s deferred financing fees, resulting in a $0.5 million loss on the extinguishment of this lender’s debt. In addition, we paid $1.3 million in deferred finance fees to the three lenders who are participating in the amended mortgage, which we are amortizing over the term of the refinanced debt. As a result of this amendment, the interest rate decreased to a blended rate of one-month LIBOR plus 225 basis points from the blended rate of three-month LIBOR plus 325 basis points. In addition, the original maturity date of April 2016 was extended to August 2019.

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

We may in the future seek to obtain mortgages on one or all of our 22 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility entered into in April 2015. Our 22 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Fairmont Newport Beach; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Houston; Marriott Park City; Marriott Philadelphia; Marriott Portland; Marriott Quincy; Marriott Tysons Corner; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. After our repayment of the loan secured by the Marriott Boston Long Wharf in January 2017, and the sale of the Fairmont Newport Beach in February 2017, we will continue to have 22 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2016 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable (1)	$935,944	$186,034	$234,886	$195,384	$319,640
Interest obligations on notes payable (2)	153,259	33,500	59,113	37,621	23,025
Capital lease obligations	15,575	1	2	3	15,569
Interest obligations on capital leases	98,047	1,402	2,804	2,803	91,038
Operating lease obligations	360,045	10,184	20,155	20,059	309,647
Construction commitments	37,961	37,961	—	—	—
Employment obligations	1,281	948	333	—	—
Total	$1,602,112	$270,030	$317,293	$255,870	$758,919

(1)

Notes payable does not include the $240.0 million in senior unsecured notes funded in January 2017, $120.0 million of which are due in January 2026, with the remaining $120.0 million due in January 2028, but does include the $176.0 million mortgage loan due to mature in 2017, which was repaid in January 2017.

(2)	Interest on our variable-rate debt obligation is calculated based on the variable rate at December 31, 2016, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $182.2 million in our portfolio during 2016, $164.2 million in 2015 and $126.0 million in 2014. As of December 31, 2016, we have contractual construction commitments totaling $38.0 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2016, our balance sheet includes restricted cash of $62.0 million which was held in FF&E reserve accounts for future capital expenditures at the majority of our 27 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 26 hotel Comparable Portfolio by quarter for 2014, 2015 and 2016 were as follows (dollars in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2014
Total revenues	$243,483	$300,852	$307,783	$289,880	$1,141,998
Non-comparable hotel revenues (1)	(17,415)	(13,469)	(13,748)	(15,760)	(60,392)
Held for sale hotel revenues (2)	(7,172)	(7,589)	(8,639)	(7,110)	(30,510)
Prior ownership revenues (3)	17,415	13,469	2,485	—	33,369
Sold hotel revenues (4)	(15,595)	(21,296)	(21,898)	(23,817)	(82,606)
Non-hotel revenues (5)	(1,621)	(1,852)	(1,904)	(1,797)	(7,174)
Total Comparable Portfolio revenues (6)	$219,095	$270,115	$264,079	$241,396	$994,685
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.0%	27.2%	26.5%	24.3%	100%

2015
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Non-comparable hotel revenues (1)	(19,065)	(16,316)	(14,467)	(14,168)	(64,016)
Held for sale hotel revenues (2)	(8,372)	(8,115)	(8,415)	(6,969)	(31,871)
Sold hotel revenues (4)	(15,449)	(21,156)	(22,627)	(19,152)	(78,384)
Non-hotel revenues (5)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (6)	$239,402	$291,636	$277,010	$259,039	$1,067,087
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.4%	27.3%	26.0%	24.3%	100%

2016
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Non-comparable hotel revenues (1)	(18,745)	(13,813)	(10,934)	(16,243)	(59,735)
Held for sale hotel revenues (2)	(7,893)	(8,657)	(8,373)	(7,373)	(32,296)
Sold hotel revenues (4)	(3,355)	(1,491)	—	—	(4,846)
Non-hotel revenues (5)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (6)	$244,178	$298,100	$284,207	$260,902	$1,087,387
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.5%	27.4%	26.1%	24.0%	100%

(1)	Non-comparable hotel revenues include those generated by the Wailea Beach Resort due to its extensive repositioning disruption during the fourth quarter of 2015 as well as all of 2016.
(2)	Held for sale hotel revenues include those generated by the Fairmont Newport Beach. We classified the hotel as held for sale as of December 31, 2016, and subsequently sold the hotel in February 2017.
(3)

Prior ownership revenues include those generated by the Wailea Beach Resort before we acquired the hotel in 2014. We obtained this information from the hotel’s previous owner during our due diligence period before our acquisition of the hotel.

(4)	Sold hotel revenues include those generated by the Sheraton Cerritos and the Doubletree Guest Suites Times Square, which we sold in May 2016 and December 2015, respectively.
(5)

Non-hotel revenues include those generated by BuyEfficient before its sale in September 2015, as well as the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for both the fourth quarter and full year 2016 also include a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort.

(6)	Total Comparable Portfolio revenues include those generated by our 26 hotel Comparable Portfolio.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity as a business combination requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity as a business combination, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

In March 2016, the FASB clarified the principal versus agent guidance in ASU No. 2014-09 with it issuance of Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU No. 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

In May 2016, the FASB amended ASU No. 2014-09’s guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes with its issuance of Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”). The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. This clarification is important because entities that use the modified retrospective transition approach need to apply the standard only to contracts that are not complete as of the date of initial application, and entities that use the full retrospective approach may apply certain practical expedients to completed contracts. In addition, ASU No. 2016-12 clarifies that an entity should consider the probability of collecting substantially all of the consideration to which it will be entitled in exchange for goods and services expected to be transferred to the customer rather than the total amount promised for all the goods or services in the contract. ASU No. 2016-12 also clarifies that an entity may consider its ability to manage its exposure to credit risk as part of the collectability assessment, as well as that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. Finally, ASU No. 2016-12 allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. ASU No. 2016-12 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU No. 2016-12 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

We are in the process of evaluating the impact that ASU No. 2014-09, along with the related clarifications and amendments in ASU No. 2016-08 and ASU No. 2016-12, will have on our recognition of revenue included in our consolidated financial statements. While we are still evaluating the impact that the ASUs will have on accounting for the gain recognized upon the sale of a hotel, there is a possibility that the adoption of ASU No. 2014-09 will affect the timing of any gain recognition in the consolidated financial statements. For example, under current guidance, a gain on the sale of hotel properties with contingencies and some future involvement is deferred until all contingencies have been removed. Under the new guidance, however, the entire gain on sale may be recognized upon the close of escrow. We expect to adopt the new ASUs under the modified retrospective approach.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU No. 2014-12 became effective during the first quarter of 2016, requiring either a prospective or a modified retrospective approach. Our adoption of ASU No. 2014-12 did not have an effect on our consolidated financial statements, and will not have an effect in the future unless we issue grants that fall within its scope.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)” (“ASU No. 2014-15”), which requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The evaluation requires management to perform two steps. Management must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2). Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate substantial doubt that was raised. ASU No. 2014-15 requires that management perform a going concern evaluation for annual periods beginning in 2016, and for interim periods within annual periods beginning with the first quarter of 2017. Our adoption of ASU No. 2014-15 in 2016 did not have an effect on our financial statements; however, if in the future we determine that there is substantial doubt about our ability to continue as a going concern, we will be required to provide the additional disclosures outlined in ASU No. 2014-15 steps 1 and 2 in our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU No. 2015-02”), which eliminates the option allowing entities with interests in certain investment funds to follow previous consolidation guidance and makes other changes to both the variable interest model and the voting model. While ASU No. 2015-02 is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance when they have a variable interest in those VIEs. Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships or similar entities for consolidation and revise their documentation. ASU No. 2015-02 changes (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the VIE characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 became effective during the first quarter of 2016, requiring a modified retrospective approach. Our adoption of ASU No. 2015-02 did not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. In a business combination, if the initial accounting is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. The acquirer then adjusts these amounts as it obtains more information about facts and circumstances that existed as of the acquisition date. This period is called the measurement period. It ends when the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or when it determines that it cannot obtain more information. The measurement period cannot exceed one year from the date of the acquisition. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e., as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer was required to revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU No. 2015-16, an acquirer will now recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. ASU No. 2015-16 became effective during the first quarter of 2016, requiring a prospective approach. Our adoption of ASU No. 2015-16 will have an effect on our consolidated financial statements and related disclosures when and if we have a business combination that requires a significant measurement-period adjustment.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which makes targeted amendments to guidance on classifying and measuring financial instruments. ASU No. 2016-01 provides disclosure relief for public companies by eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 will become effective during the first quarter of 2018, with early adoption permitted. We chose to early adopt ASU No. 2016-01 effective January 1, 2016, and eliminated the disclosure in our consolidated financial statements of the methods and significant assumptions we use to calculate the fair value of our debt.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact that ASU No. 2016-02 will have on our consolidated financial statements, and, other than the inclusion of operating leases on our balance sheet, such effects have not yet been determined.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which changes certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU No. 2016-09 will become effective during the first quarter of 2017, with early adoption permitted, and will require a modified retrospective approach. We chose to early adopt ASU No. 2016-09 effective January 1, 2016. In accordance with the transition provisions of the new guidance, we adjusted items on our consolidated balance sheet and consolidated statement of equity to reverse the effects of forfeitures recognized in prior years, and on our consolidated statement of cash flows to reclassify the repurchase of employee common stock for employee withholding obligations from an operating activity to a financing activity. For details on these adjustments, see “Item 8. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies.” Upon adoption of ASU No. 2016-09, we elected to account for forfeitures as they occur. In addition, pursuant to employee statutory withholding obligations, we may repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory tax rate in the employee’s applicable jurisdictions.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. ASU No. 2016-13 is effective during the first quarter of 2020. ASU No. 2016-13 will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. We are currently evaluating the impact that ASU No. 2016-13 will have on our consolidated financial statements.

In September 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU No. 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. We do not believe that the adoption of ASU No. 2016-15 will have a material effect on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 is effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that ASU No. 2016-18 will have on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU No. 2017-01 is effective in the first quarter of 2018, and the guidance is to be applied prospectively. Early adoption is permitted. Once adopted, we will be required to analyze future hotel acquisitions to determine if the transaction qualifies as the purchase of a business or an asset. Depending on our conclusion, ASU No. 2017-01 may have an effect on our consolidated financial statements.

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

As of December 31, 2016, 76.2% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.0 million based on the variable rate at December 31, 2016. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.5 million based on the variable rate at December 31, 2016.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein at page 69, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Sunstone Hotel Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunstone Hotel Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Sunstone Hotel Investors, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2017

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2016:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average		Incentive Plan
	be issued upon exercise	exercise price of		(excluding securities
	of outstanding awards	outstanding awards		reflected in column a)
	(a)	(b)		(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	5,445,554

(1)	The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2016.

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

3.6	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.7	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.2

Letter furnished to Securities and Exchange Commission agreeing to furnish certain debt instruments (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

4.3

Form of Specimen Certificate of Series E Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

4.4

Form of Specimen Certificate of Series F Preferred Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

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

10.12	Fourth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on March 11, 2016).

10.12.1	Fifth Amended and Restated Limited Liability Company Agreement of Sunstone Hotel Partnership, LLC (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on May 17, 2016).

10.13	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on August 7, 2012).

10.14

Amended and Restated Employment Agreement dated as of January 27, 2017, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and Marc A. Hoffman (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by the Company on January 27, 2017).

10.15

Amended and Restated Employment Agreement dated as of January 27, 2017, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2017).

10.16

Employment Agreement, dated as of January 27, 2017, by and between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on January 27, 2017).

10.17

Employment Agreement, dated as of January 27, 2017, by and between Sunstone Hotel Investors, Inc. and Bryan A. Giglia (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on January 27, 2017).

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

10.20

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein.

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

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014 (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 23, 2017	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 23, 2017
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 23, 2017
John V. Arabia	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 23, 2017
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 23, 2017
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 23, 2017
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 23, 2017
Thomas A. Lewis, Jr.

/S/ KEITH M. LOCKER	Director	February 23, 2017
Keith M. Locker

/S/ MURRAY J. MCCABE	Director	February 23, 2017
Murray J. McCabe

/S/ KEITH P. RUSSELL	Director	February 23, 2017
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstone Hotel Investors, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of certain aspects of its accounting for share-based payments to employees as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
February 23, 2017

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$369,537	$499,067
Restricted cash	67,923	76,180
Accounts receivable, net	39,337	32,024
Inventories	1,225	1,395
Prepaid expenses	10,489	10,879
Assets held for sale, net	79,113	—
Total current assets	567,624	619,545
Investment in hotel properties, net	3,158,219	3,230,852
Deferred financing fees, net	4,002	4,310
Other assets, net	9,389	10,386
Total assets	$3,739,234	$3,865,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,110	$30,193
Accrued payroll and employee benefits	24,896	28,023
Dividends and distributions payable	119,847	265,124
Other current liabilities	39,869	42,174
Current portion of notes payable, net	184,929	85,776
Liabilities of assets held for sale	3,153	—
Total current liabilities	408,804	451,290
Notes payable, less current portion, net	746,374	1,010,819
Capital lease obligations, less current portion	15,574	15,575
Other liabilities	36,650	36,289
Total liabilities	1,207,402	1,513,973
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
8.0% Series D Cumulative Redeemable Preferred Stock, zero shares issued and outstanding at December 31, 2016 and 4,600,000 shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	—	115,000
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	115,000	—
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at December 31, 2016 and zero shares issued and outstanding at December 31, 2015, stated at liquidation preference of $25.00 per share	75,000	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 220,073,140 shares issued and outstanding at December 31, 2016 and 207,604,391 shares issued and outstanding at December 31, 2015	2,201	2,076
Additional paid in capital	2,596,620	2,458,889
Retained earnings	786,901	652,704
Cumulative dividends and distributions	(1,092,952)	(927,868)
Total stockholders’ equity	2,482,770	2,300,801
Noncontrolling interest in consolidated joint venture	49,062	50,319
Total equity	2,531,832	2,351,120
Total liabilities and equity	$3,739,234	$3,865,093

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
REVENUES
Room	$824,340	$874,117	$811,709
Food and beverage	294,415	293,892	259,358
Other operating	70,585	81,171	70,931
Total revenues	1,189,340	1,249,180	1,141,998
OPERATING EXPENSES
Room	211,947	224,035	214,899
Food and beverage	204,102	204,932	180,053
Other operating	16,684	21,335	21,012
Advertising and promotion	60,086	61,892	54,992
Repairs and maintenance	44,307	46,557	45,901
Utilities	30,424	34,543	34,141
Franchise costs	36,647	40,096	38,271
Property tax, ground lease and insurance	82,979	94,967	84,665
Other property-level expenses	142,742	142,332	126,737
Corporate overhead	25,991	33,339	28,739
Depreciation and amortization	163,016	164,716	155,845
Total operating expenses	1,018,925	1,068,744	985,255
Operating income	170,415	180,436	156,743
Interest and other income	1,800	3,885	3,479
Interest expense	(50,283)	(66,516)	(72,315)
Loss on extinguishment of debt	(284)	(2,964)	(4,638)
Gain on sale of assets	18,413	226,217	—
Income before income taxes and discontinued operations	140,061	341,058	83,269
Income tax benefit (provision)	616	(1,434)	(179)
Income from continuing operations	140,677	339,624	83,090
Income from discontinued operations, net of tax	—	15,895	4,849
NET INCOME	140,677	355,519	87,939
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(9,200)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$118,233	$338,155	$72,031

Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.55	$1.54	$0.34
Income from discontinued operations, net of tax	—	0.08	0.03
Basic and diluted income attributable to common stockholders per common share	$0.55	$1.62	$0.37

Basic and diluted weighted average common shares outstanding	214,966	207,350	192,674

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Comprehensive income	$140,677	$355,519	$87,939

Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(9,200)
Comprehensive income attributable to common stockholders	$118,233	$338,155	$72,031

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock											Noncontrolling
	Series D		Series E		Series F		Common Stock		Additional		Cumulative	Interests in
	Number of		Number of		Number of		Number of		Paid in	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Distributions	Joint Ventures	Total
Balance at December 31, 2013	4,600,000	$115,000	—	$—	—	$—	180,858,699	$1,809	$2,068,721	$224,240	$(511,444)	$54,073	$1,952,399
Net proceeds from sale of common stock	—	—	—	—	—	—	19,352,703	194	283,262	—	—	—	283,456
Issuance of common stock in connection with hotel acquisition, net	—	—	—	—	—	—	4,034,970	40	59,894	—	—	—	59,934
Deferred stock compensation, net	—	—	—	—	—	—	520,346	5	6,690	—	—	—	6,695
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(8,488)	(8,488)
Common stock distributions and distributions payable at $0.51 per share	—	—	—	—	—	—	—	—	—	—	(103,901)	—	(103,901)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	—	—	(9,200)	—	(9,200)
Net income	—	—	—	—	—	—	—	—	—	81,263	—	6,676	87,939
Balance at December 31, 2014	4,600,000	115,000	—	—	—	—	204,766,718	2,048	2,418,567	305,503	(624,545)	52,261	2,268,834
Deferred stock compensation, net	—	—	—	—	—	—	710,108	7	2,840	—	—	—	2,847
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(9,981)	(9,981)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(125)	(125)
Issuance of common stock distributions declared in 2014 at $0.36 per share	—	—	—	—	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock distributions and distributions payable at $1.41 per share	—	—	—	—	—	—	—	—	—	—	(294,123)	—	(294,123)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	—	—	(9,200)	—	(9,200)
Net income	—	—	—	—	—	—	—	—	—	347,355	—	8,164	355,519
Modified retrospective adjustment due to adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	154	(154)	—	—	—
Balance at December 31, 2015	4,600,000	115,000	—	—	—	—	207,604,391	2,076	2,458,889	652,704	(927,868)	50,319	2,351,120
Redemption of preferred stock	(4,600,000)	(115,000)	—	—	—	—	—	—	4,052	—	(4,052)	—	(115,000)
Net proceeds from sales of preferred stock	—	—	4,600,000	115,000	3,000,000	75,000	—	—	(6,640)	—	—	—	183,360
Net proceeds from sale of common stock	—	—	—	—	—	—	3,564,047	36	54,156	—	—	—	54,192
Deferred stock compensation, net	—	—	—	—	—	—	1,482,621	15	7,414	—	—	—	7,429
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(7,737)	(7,737)
Issuance of common stock distributions declared in 2015 at $1.26 per share	—	—	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock distributions and distributions payable at $0.68 per share	—	—	—	—	—	—	—	—	—	—	(149,120)	—	(149,120)
Series D preferred stock dividends at $0.527778 per share through redemption date	—	—	—	—	—	—	—	—	—	—	(2,428)	—	(2,428)
Series E preferred stock dividends and dividends payable at $1.40445 per share	—	—	—	—	—	—	—	—	—	—	(6,460)	—	(6,460)
Series F preferred stock dividends and dividends payable at $1.00785 per share	—	—	—	—	—	—	—	—	—	—	(3,024)	—	(3,024)
Net income	—	—	—	—	—	—	—	—	—	134,197	—	6,480	140,677
Balance at December 31, 2016	—	$—	4,600,000	$115,000	3,000,000	$75,000	220,073,140	$2,201	$2,596,620	$786,901	$(1,092,952)	$49,062	$2,531,832

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,677	$355,519	$87,939
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	618	238	368
Gain on sale of assets, net	(18,422)	(242,234)	(5,292)
Loss on extinguishment of debt	284	2,964	4,638
Gain on redemption of note receivable	—	(939)	—
Gain on derivatives, net	(1,426)	(309)	(529)
Depreciation	159,919	160,405	152,581
Amortization of franchise fees and other intangibles	3,743	6,479	7,543
Amortization of deferred financing fees	2,200	3,148	2,777
Amortization of deferred stock compensation	7,157	9,695	9,063
Changes in operating assets and liabilities:
Restricted cash	17,625	8,536	11,543
Accounts receivable	(8,401)	1,775	(1,532)
Inventories	40	44	100
Prepaid expenses and other assets	977	1,445	3,121
Accounts payable and other liabilities	476	4,619	7,273
Accrued payroll and employee benefits	(54)	(2,060)	2,776
Net cash provided by operating activities	305,413	309,325	282,369
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	41,587	565,115	110
Disposition deposit	250	—	—
Proceeds from redemption of note receivable	—	1,125	—
Restricted cash — replacement reserve	(9,368)	(2,642)	(4,311)
Acquisitions of hotel properties and other assets	(2,447)	—	(276,558)
Renovations and additions to hotel properties	(182,185)	(164,232)	(125,975)
Payment for interest rate derivative	—	(13)	—
Net cash (used in) provided by investing activities	(152,163)	399,353	(406,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	190,000	—	—
Payment of preferred stock offering costs	(6,640)	—	—
Redemption of preferred stock	(115,000)	—	—
Proceeds from common stock offerings	55,133	—	284,390
Payment of common stock offering costs	(941)	—	(1,000)
Repurchase of common stock for employee withholding obligations	(2,641)	(9,264)	(3,774)
Proceeds from notes payable and credit facility	100,000	123,000	178,250
Payments on notes payable and credit facility	(265,536)	(450,812)	(153,033)
Payments for costs related to extinguishment of notes payable	(173)	(1,245)	(4,051)
Payments of deferred financing costs	(1,759)	(5,861)	(2,346)
Dividends and distributions paid	(227,486)	(77,544)	(47,850)
Distributions to noncontrolling interests	(7,737)	(9,981)	(8,488)
Net cash (used in) provided by financing activities	(282,780)	(431,707)	242,098
Net (decrease) increase in cash and cash equivalents	(129,530)	276,971	117,733
Cash and cash equivalents, beginning of year	499,067	222,096	104,363
Cash and cash equivalents, end of year	$369,537	$499,067	$222,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$50,107	$63,552	$69,511
Cash paid for income taxes, net of refunds received	$1,241	$583	$273
NONCASH INVESTING ACTIVITY
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$6,429	$8,268	$8,670
Amortization of deferred stock compensation — construction activities	$591	$580	$474
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$4,052	$—	$—
Issuance of common stock distributions	$78,823	$37,349	$—
Issuance of common stock in connection with acquisition of hotel property	$—	$—	$60,000
Dividends and distributions payable	$119,847	$265,124	$76,694

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of December 31, 2016, the Company had interests in 28 hotels (the “28 hotels”), one of which was considered held for sale, leaving 27 hotels currently held for investment (the “27 hotels”). The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	5
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
Fairmont Hotels & Resorts (U.S.)	1	(1)
HEI Hotels & Resorts	1

Total hotels owned as of December 31, 2016	28

(1)	The Fairmont Newport Beach, California, was considered held for sale as of December 31, 2016, and subsequently sold in February 2017 (see Note 14).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

Noncontrolling interest at both December 31, 2016 and 2015 represents the outside 25.0% equity interest in the Hilton San Diego Bayfront, which the Company includes in its financial statements on a consolidated basis.

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

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2016 and 2015, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.2 million and $0.1 million at December 31, 2016 and 2015, respectively.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a business combination requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity as a business combination, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

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

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties and other assets, taking into account each property’s expected cash flow from operations, holding period and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Based on the Company’s review, management believes that there were no impairments on its long-lived assets in 2016, 2015 and 2014, and that the carrying values of its hotel properties and other assets are recoverable at December 31, 2016.

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

Assets Held for Sale

The Company considers a hotel or other asset held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel or other asset represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel or other asset is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of December 31, 2016, the Company’s Fairmont Newport Beach, California, was considered held for sale, and subsequently sold in February 2017 (see Note 14). Based on the criteria noted above, the hotel was not included in discontinued operations. As of December 31, 2015, the Company had no hotels or other assets held for sale.

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

Deferred financing fees related to both the Company’s undrawn credit facility and unfunded senior unsecured notes are included on the Company’s consolidated balance sheets as an asset. Deferred financing fees related to the Company’s undrawn credit facility are amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Deferred financing fees related to the Company’s unfunded senior unsecured notes will be reclassified to the appropriate current and long-term debt liabilities during the first quarter of 2017 once amounts are funded (see Note 14). Deferred financing fees related to the Company’s outstanding debt are included on the Company’s consolidated balance sheets as a contra-liability (see Note 7) and subsequently amortized ratably over the term of the related debt.

Interest Rate Derivatives

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

Other operating revenue consists of revenue derived from incidental hotel services such as telephone/internet, parking, spa, entertainment and other guest services, along with tenant lease revenues related to hotel space leased by third parties, any cancellation or attrition revenue and any performance guarantees. During 2016, the Company recognized $5.0 million in other operating revenue from a performance guarantee received from Marriott related to the Wailea Beach Resort. In addition, prior to its sale in September 2015, other operating revenue also included revenue generated by BuyEfficient, LLC Inc. (“BuyEfficient”), an electronic purchasing platform that allowed members to procure food, operating supplies, furniture, fixtures and equipment. Revenues from incidental hotel services and BuyEfficient are recognized in the period the related services are provided or the revenue is earned.

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

At December 31, 2016, 2015 and 2014, the noncontrolling interests reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. Additionally, prior to the Company’s sale of its interests in the Doubletree Guest Suites Times Square in December 2015, the noncontrolling interests reported in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square.

Dividends

Under current federal income tax laws related to REITs, the Company is required to distribute at least 90% of its net taxable income to its stockholders. Currently, the Company pays quarterly cash dividends to its common stockholders, as well as to the preferred stockholders of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and its 6.45% Series F Cumulative Preferred Stock (“Series F preferred stock”) as declared by the Company’s board of directors. Prior to its redemption date in April 2016, the Company also paid quarterly cash dividends to the preferred stockholders of its 8.0% Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) as declared by the Company’s board of directors. The Company’s ability to pay dividends is dependent on the receipt of distributions from the Operating Partnership.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Numerator:
Net income	$140,677	$355,519	$87,939
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	(6,708)
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(9,200)
Dividends paid on unvested restricted stock compensation	(754)	(1,405)	(969)
Undistributed income allocated to unvested restricted stock compensation	—	(155)	—
Numerator for basic and diluted income attributable to common stockholders	$117,479	$336,595	$71,062

Denominator:
Weighted average basic and diluted common shares outstanding	214,966	207,350	192,674

Basic and diluted income attributable to common stockholders per common share	$0.55	$1.62	$0.37

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2016, 2015 and 2014, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

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

In March 2016, the FASB clarified the principal versus agent guidance in ASU No. 2014-09 with it issuance of Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU No. 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

In May 2016, the FASB amended ASU No. 2014-09’s guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes with its issuance of Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”). The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. This clarification is important because entities that use the modified retrospective transition approach need to apply the standard only to contracts that are not complete as of the date of initial application, and entities that use the full retrospective approach may apply certain practical expedients to completed contracts. In addition, ASU No. 2016-12 clarifies that an entity should consider the probability of collecting substantially all of the consideration to which it will be entitled in exchange for goods and services expected to be transferred to the customer rather than the total amount promised for all the goods or services in the contract. ASU No. 2016-12 also clarifies that an entity may consider its ability to manage its exposure to credit risk as part of the collectability assessment, as well as that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. Finally, ASU No. 2016-12 allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. ASU No. 2016-12 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU No. 2016-12 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

The Company is in the process of evaluating the impact that ASU No. 2014-09, along with the related clarifications and amendments in ASU No. 2016-08 and ASU No. 2016-12, will have on its recognition of revenue included in its consolidated financial statements. While the Company is still evaluating the impact that the ASUs will have on accounting for the gain recognized upon the sale of a hotel, there is a possibility that the adoption of ASU No. 2014-09 will affect the timing of any gain recognition in the consolidated financial statements. For example, under current guidance, a gain on the sale of hotel properties with contingencies and some future involvement is deferred until all contingencies have been removed. Under the new guidance, however, the entire gain on sale may be recognized upon the close of escrow. The Company expects to adopt the new ASUs under the modified retrospective approach.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”), which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU No. 2014-12 became effective during the first quarter of 2016, requiring either a prospective or a modified retrospective approach. The Company’s adoption of ASU No. 2014-12 did not have an effect on its consolidated financial statements, and will not have an effect in the future unless the Company issues grants that fall within its scope.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)” (“ASU No. 2014-15”), which requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). The evaluation requires management to perform two steps. Management must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If management concludes that substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2). Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate substantial doubt that was raised. ASU No. 2014-15 requires that management perform a going concern evaluation for annual periods beginning in 2016, and for interim periods within annual periods beginning with the first quarter of 2017. The Company’s adoption of ASU No. 2014-15 in 2016 did not have an effect on its financial statements; however, if in the future the Company determines that there is substantial doubt about the Company’s ability to continue as a going concern, the Company will be required to provide the additional disclosures outlined in ASU No. 2014-15 steps 1 and 2 in its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which makes targeted amendments to guidance on classifying and measuring financial instruments. ASU No. 2016-01 provides disclosure relief for public companies by eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. ASU No. 2016-01 will become effective during the first quarter of 2018, with early adoption permitted. The Company chose to early adopt ASU No. 2016-01 effective January 1, 2016, and eliminated the disclosure in its consolidated financial statements of the methods and significant assumptions the Company use to calculate the fair value of its debt.

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

In accordance with the transition provisions of the new guidance, the Company adjusted items on its consolidated balance sheet, consolidated statement of equity and consolidated statement of cash flows. The following financial statement line items have been adjusted on the Company’s consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2015 in order to reverse the effects of forfeitures recognized in prior years, and on the consolidated statement of cash flows for the years ended December 31, 2015 and 2014 to reclassify the repurchase of employee common stock for employee withholding obligations from an operating activity to a financing activity (in thousands):

		Effect of Change in
	As Originally Reported	Accounting Principle	As Adjusted
2015:
Consolidated Balance Sheet and Consolidated Statement of Equity as of December 31, 2015:
Additional paid in capital	$2,458,735	$154	$2,458,889
Retained earnings	$652,858	$(154)	$652,704

Consolidated Statement of Cash Flows for the year ended December 31, 2015:
Amortization of deferred stock compensation	$6,536	$3,159	$9,695
Accrued payroll and employee benefits	$(8,165)	$6,105	$(2,060)
Net cash provided by operating activities	$300,061	$9,264	$309,325
Repurchase of common stock for employee withholding obligations	$—	$(9,264)	$(9,264)
Net cash used in financing activities	$(422,443)	$(9,264)	$(431,707)

2014:
Consolidated Statement of Cash Flows for the year ended December 31, 2014:
Amortization of deferred stock compensation	$6,221	$2,842	$9,063
Accrued payroll and employee benefits	$1,844	$932	$2,776
Net cash provided by operating activities	$278,595	$3,774	$282,369
Repurchase of common stock for employee withholding obligations	$—	$(3,774)	$(3,774)
Net cash provided by financing activities	$245,872	$(3,774)	$242,098

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 is effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact that ASU No. 2016-18 will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU No. 2017-01 is effective in the first quarter of 2018, and the guidance is to be applied prospectively. Early adoption is permitted. Once adopted, the Company will be required to analyze future hotel acquisitions to determine if the transaction qualifies as the purchase of a business or an asset. Depending on the Company’s conclusion, ASU No. 2017-01 may have an effect on its consolidated financial statements.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$531,660	$542,660
Buildings and improvements	3,135,806	3,109,562
Furniture, fixtures and equipment	512,372	480,832
Intangibles	49,015	47,578
Franchise fees	1,021	1,082
Construction in process	65,449	97,974
Investment in hotel properties, gross	4,295,323	4,279,688
Accumulated depreciation and amortization	(1,137,104)	(1,048,836)
Investment in hotel properties, net	$3,158,219	$3,230,852

Acquisitions - 2016

In June 2016, the Company purchased the air rights intangible asset associated with its Renaissance Harborplace for $2.4 million, including closing costs. The air rights intangible asset, which has an indefinite useful life, and therefore, is not amortized, is included with intangibles in the Company’s investment in hotel properties on its consolidated balance sheet. This non-amortizable asset will be reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If the non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount, and then amortized prospectively, based on the remaining useful life of the intangible asset.

Acquisitions - 2015

The Company did not acquire any hotel properties or other assets during 2015.

Acquisitions - 2014

In June 2014, the Company acquired approximately seven acres of land underlying the Fairmont Newport Beach for $11.0 million, using net proceeds from the March 2014 issuance of its common stock in connection with its ATM Agreements (see Note 10), combined with cash on hand. Prior to the Company’s acquisition, the land was leased to the Company by a third party.

In July 2014, the Company purchased the 544-room Wailea Beach Resort for a net purchase price of $325.6 million, which was comprised of $265.6 million in cash, including $4.4 million of proration credits and unrestricted and restricted cash received from the seller, and $60.0 million of the Company’s common stock issued directly to the seller (the “Wailea stock consideration”). The acquisition was funded with proceeds received from the Company’s June 2014 common stock offering, as well as with the Wailea stock consideration, consisting of 4,034,970 shares of the Company’s common stock valued at $60.0 million. The Wailea stock consideration was determined by dividing $60.0 million by $14.87,  which was the NYSE closing price of the Company’s common stock on June 19, 2014, the date the Wailea Beach Resort purchase and sale agreement was executed. In connection with this acquisition, the Company entered into a registration rights agreement requiring the Company to register the Wailea stock consideration. On July 17, 2014, the Company filed a prospectus supplement with the SEC, which registered the shares comprising the Wailea stock consideration for resale in accordance with the registration rights agreement. Based on the $14.87 closing price of the Company’s common stock on the NYSE on July 17, 2014, the date the acquisition closed, the total purchase price of the Wailea Beach Resort for accounting purposes was also $325.6 million. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The Company recognized acquisition-related costs of $0.5 million during 2014, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Wailea Beach Resort have been included in the Company’s consolidated statements of operations from the acquisition date of July 17, 2014 through the year ended December 31, 2016.

Unaudited Pro Forma Results

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisitions of the land underlying the Fairmont Newport Beach in June 2014, and the Wailea Beach Resort in July 2014 had occurred on January 1, 2014. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

2014
Revenues	$1,175,367

Income attributable to common stockholders from continuing operations	$74,811

Income per diluted share attributable to common stockholders from continuing operations	$0.39

For the year ended December 31, 2014, the Company included $27.0 million of revenues, and net income of $3.5 million in its consolidated statements of operations related to the Company’s 2014 hotel acquisition.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2016	2015
Advanced bookings (1)	$10,621	$10,621
Easement agreement (2)	9,727	9,727
Ground lease/air rights (3)	24,107	21,660
In-place lease agreements (4)	1,616	2,264
Above market lease agreements (5)	94	456
Below market management agreement (6)	2,850	2,850
	49,015	47,578
Accumulated amortization	(13,192)	(10,140)
	$35,823	$37,438

Amortization expense on these intangible assets for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Advanced bookings (1)	$2,340	$2,340	$1,769
Ground lease/air rights (3)	255	3,794	4,115
In-place lease agreements (4)	697	1,455	830
Above market lease agreements (5)	301	90	83
Below market management agreement (6)	469	469	469
	$4,062	$8,148	$7,266

(1)

Advanced bookings as of December 31, 2016 consist of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco, and the Wailea Beach Resort. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected. The amortization expense for contractual advanced hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. The amounts will be fully amortized for the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Resort by June 2018, December 2017 and July 2018, respectively.

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

(3)

Ground lease/air rights as of December 31, 2016 include a ground lease at the Hilton Times Square and an air rights asset at the Renaissance Harborplace. The ground lease agreement at the Hilton Times Square was valued at fair value at the date of acquisition. The agreement is amortized using the straight-line method over the remaining non-cancelable 74-year lease term as of December 31, 2016. The amortization expense for the agreement is included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations. As noted above in the discussion regarding 2016 acquisitions, during 2016, the Company purchased the air rights intangible asset associated with the Renaissance Harborplace for $2.4 million, including closing costs. The air rights asset has an indefinite useful life, and therefore, is not amortized. During 2015, the Company wrote off $81.5 million related to the air lease intangible asset net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(4)

In-place lease agreements as of December 31, 2016 include in-place lease agreements at the Hilton New Orleans St. Charles, the Hilton San Diego Bayfront, the Hyatt Regency San Francisco and the Wailea Beach Resort. The agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two and 30 months as of December 31, 2016. The amortization expense for the agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations. During 2015, the Company wrote off $2.4 million related to in-place lease intangible assets net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(5)

The above market lease agreements as of December 31, 2016 consist of favorable tenant lease assets at the Hilton New Orleans St. Charles and the Hyatt Regency San Francisco. These agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two and 19 months as of December 31, 2016. The amortization expense for the agreements is included in other operating revenue in the Company’s consolidated statements of operations.

(6)

The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straight-line method over the remaining non-cancelable terms of the two components, approximately seven months and six years each as of December 31, 2016. The amortization expense for the agreement is included in other property-level expenses in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2017	$3,109
2018	$1,739
2019	$382
2020	$347
2021	$347

4. Disposals and Discontinued Operations

Disposals

The Company classified the Fairmont Newport Beach as held for sale as of December 31, 2016, and subsequently sold the hotel in February 2017 (see Note 14). The sale does not represent a strategic shift that will have a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation. The Company has classified the assets and liabilities related to the Fairmont Newport Beach as held for sale as follows (in thousands):

December 31,
2016
Accounts receivable, net	$452
Inventories	126
Prepaid expenses	386
Investment in hotel property, net	77,971
Other assets, net	178
Assets held for sale, net	$79,113

Accounts payable and accrued expenses	$781
Accrued payroll and employee benefits	751
Other current liabilities	1,473
Other liabilities	148
Liabilities of assets held for sale	$3,153

In May 2016, the Company sold the leasehold interest in the 203-room Sheraton Cerritos located in Cerritos, California for net proceeds of $41.2 million. The Company recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

In September 2015, the Company sold BuyEfficient for net proceeds of $26.4 million. The Company recognized a net gain on the sale of $11.7 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of BuyEfficient did not qualify as a discontinued operation. Coterminous with the sale of BuyEfficient, the Company wrote off $8.4 million of goodwill, along with net intangible assets of $6.2 million related to certain trademarks, customer and supplier relationships and intellectual property related to internally developed software, both of which reduced the Company’s gain on the sale of BuyEfficient.

In December 2015, the Company sold its interests in the 468-room Doubletree Guest Suites Times Square located in New York City, New York for net proceeds of $522.7 million. The Company recognized a net gain on the sale of $214.5 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation. Concurrent with the sale, the Company wrote off $83.9 million of net intangible assets (see Note 3), which reduced the Company’s gain on the sale. In addition, the Company repaid the remaining $175.0 million balance of the mortgage secured by the hotel, and wrote off $1.7 million in related deferred financing fees (see Note 7).

The following table provides summary results of operations for the Sheraton Cerritos, BuyEfficient and the Doubletree Guest Suites Times Square, which are included in continuing operations (in thousands):

	2016	2015	2014
Total revenues	$4,846	$84,114	$89,476
Income before income taxes and discontinued operations (1)	$876	$4,973	$9,625
Gain on sale of assets	$18,223	$226,217	$—

(1)

Income before income taxes and discontinued operations for the year ended December 31, 2015 includes $1.6 million in severance costs related to the Company’s sale of BuyEfficient. These costs are included in other property-level expenses on the Company’s statement of operations. Income before income taxes and discontinued operations does not include the gain recognized on the sales of the Sheraton Cerritos, BuyEfficient and the Doubletree Guest Suites Times Square.

Discontinued Operations

The following table sets forth the discontinued operations for the years ended December 31, 2016, 2015 and 2014 for the four-hotel, 1,222-room portfolio (the “Rochester Hotels”) and a commercial laundry facility (together with the Rochester Hotels, the “Rochester Portfolio”) in Rochester, Minnesota, which the Company sold in 2013, as well as the expense recognized in 2014 for the hotels sold in 2004, 2005, 2010 and 2013 (in thousands):

	2016	2015	2014
Operating expenses	$—	$—	$(350)
Income tax provision	—	(105)	—
Gain on sale of hotels and other assets, net	—	16,000	5,199
Income from discontinued operations, net of tax	$—	$15,895	$4,849

In January 2013, the Company sold the Rochester Portfolio to an unaffiliated third party. The Company reclassified the Rochester Portfolio’s results of operations for January 2013 to discontinued operations, net of tax on its consolidated statements of operations.

Upon sale of the Rochester Hotels in January 2013, the Company retained a $25.0 million preferred equity investment (the “Preferred Equity Investment”) in the Rochester Hotels, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a $28.7 million deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on the Company’s balance sheet.

In July 2015, the Company sold the Preferred Equity Investment and settled the working capital loan for an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Subtopic of the FASB ASC, the Company recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations, net of tax during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

At the time the Company sold the Rochester Portfolio, the Company retained a liability not to exceed $14.0 million related to the Rochester Portfolio’s pension plan, which could be triggered in certain circumstances, including termination of the pension plan. The recognition of the $14.0 million pension plan liability reduced the Company’s gain on the sale of the Rochester Portfolio. In May 2014, the Company was released from $7.0 million of its pension plan liability, causing the Company to recognize additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations, net of tax for the year ended December 31, 2014. The pension plan liability totals $7.0 million as of both December 31, 2016 and 2015, and is included in other liabilities on the Company’s consolidated balance sheets. The remaining $7.0 million gain will be recognized, if at all, when and to the extent the Company is released from any potential liability related to the Rochester Portfolio’s pension plan.

In accordance with the Contingencies Topic of the FASB ASC, which requires a liability be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency, the Company accrued $0.3 million when it sold the Rochester Portfolio in January 2013 related to potential future costs for certain capital expenditures at one of the hotels in the Rochester Portfolio. During 2014, the Company accrued an additional $1.8 million in accordance with the Contingencies Topic of the FASB ASC, which is included in discontinued operations, net of tax for the year ended December 31, 2014. The contingency was paid in full by the end of the first quarter of 2015.

In December 2014, the Company recorded additional expense of $0.4 million related to workers’ compensation claims which originated during the Company’s periods of ownership at several hotels. The Company sold these hotels during 2004, 2005, 2010 and 2013.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2016 and 2015, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of December 31, 2016 and 2015, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2016:
Interest rate cap derivative	$—	$—	$—	$—
Interest rate swap derivatives	1,749	—	1,749	—
Life insurance policy (1)	861	—	861	—
Total assets measured at fair value at December 31, 2016	$2,610	$—	$2,610	$—

December 31, 2015:
Interest rate cap derivative	$1	$—	$1	$—
Interest rate swap derivative	759		759
Life insurance policy (1)	964	—	964	—
Total assets measured at fair value at December 31, 2015	$1,724	$—	$1,724	$—

(1)

Includes the split life insurance policy for a former Company associate. These amounts are included in other assets, net on the accompanying consolidated balance sheets, and will be used to reimburse the Company for payments made to the former associate from the related retirement benefit agreement, which is included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2016:
Retirement benefit agreement (1)	$861	$—	$861	$—
Total liabilities measured at fair value at December 31, 2016	$861	$—	$861	$—

December 31, 2015:
Interest rate swap derivative	$437	$—	$437	$—
Retirement benefit agreement (1)	964	—	964	—
Total liabilities measured at fair value at December 31, 2015	$1,401	$—	$1,401	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit agreement to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.2 million through December 31, 2016, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives consisted of the following at December 31, 2016 and 2015 (dollars in thousands):

							Estimated Fair Value Asset (Liability)
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2016	2015
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$111,301	$—	$1
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	$1,336	$759
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	$413	$(437)
							$1,749	$323

(1)	The fair value of the Hilton San Diego Bayfront cap agreement is included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2016 and 2015.
(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2016 and 2015. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net and other liabilities on the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	2016	2015	2014
Gain on derivatives, net	$(1,426)	$(309)	$(529)

Fair Value of Debt

As of December 31, 2016 and 2015, 76.2% and 79.5%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $0.9 billion and $1.1 billion as of December 31, 2016 and 2015, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $0.9 billion and $1.1 billion as of December 31, 2016 and 2015, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Property and equipment, net	$779	$1,341
Land held for development	—	188
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	2,876	3,336
Interest rate derivatives	1,749	760
Other receivables	1,673	2,201
Other	1,322	1,570
Total other assets, net	$9,389	$10,386

As of December 31, 2016 and 2015, the property and equipment, net noted above consisted of the following (in thousands):

	2016	2015
Cost basis	$10,807	$10,785
Accumulated depreciation	(10,028)	(9,444)
Property and equipment, net	$779	$1,341

In December 2016, the Company sold its land held for development for gross proceeds of $0.4 million, and recognized a net gain on the sale of $0.2 million.

7. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2016	2015
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from April 2017 through January 2025. The notes are collateralized by first deeds of trust on five hotel properties at December 31, 2016, and eight hotel properties at December 31, 2015.	$528,604	$791,073
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	222,340	225,407
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	—
Total notes payable	$935,944	$1,101,480

Current portion of notes payable	$186,034	$86,840
Less: current portion of deferred financing fees	(1,105)	(1,064)
Carrying value of current portion of notes payable	$184,929	$85,776

Notes payable, less current portion	$749,910	$1,014,640
Less: long-term portion of deferred financing fees	(3,536)	(3,821)
Carrying value of notes payable, less current portion	$746,374	$1,010,819

Aggregate future principal maturities and amortization of notes payable at December 31, 2016, are as follows (in thousands):

2017	$186,034
2018	11,006
2019	223,880
2020	84,137
2021	111,247
Thereafter	319,640
Total	$935,944

Notes Payable Transactions - 2016

In January 2016, the Company drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds in February 2016, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023, and bears interest based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company’s leverage ratios. The Company entered into a forward swap agreement in December 2015 that fixed the LIBOR rate at 1.853% for the duration of the $100.0 million term loan (see Note 5). Based on the Company’s current leverage and the swap in place, the loan bears interest at an effective rate of 3.653%.

In May 2016, the Company repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from its issuance of Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) in May 2016 (see Note 10). The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In December 2016, the Company repaid $66.1 million of debt secured by the Embassy Suites Chicago, using cash on hand. The Embassy Suites Chicago loan was scheduled to mature in March 2017, and was available to be repaid without penalty at the end of December 2016.

Notes Payable Transactions – 2015

In April 2015, the Company entered into a $400.0 million senior unsecured credit facility, which replaced its prior $150.0 million senior unsecured credit facility. The credit facility’s interest rate is based on a pricing grid with a range of 155 to 230 basis points over LIBOR, depending on the Company’s leverage ratios, and represents a decline in pricing from the prior credit facility of approximately 30 to 60 basis points. The initial term of the credit facility is four years, expiring in April 2019, with an option to extend for an additional one year subject to the satisfaction of certain customary conditions. The credit facility also includes an accordion option, which allows the Company to request additional lender commitments for up to a total capacity of $800.0 million. As of December 31, 2016, the Company has no outstanding amounts due under its credit facility.

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

Additionally, in December 2015, the Company repaid the remaining $175.0 million balance of the loan secured by the Doubletree Guest Suites Times Square concurrent with the sale of the hotel (see Note 4).

Deferred Financing Fees and Losses on Extinguishment of Debt

Deferred financing fees and losses on extinguishment of debt for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016 (1)	2015 (2)	2014 (3)
Payments of deferred financing costs	$1,759	$5,861	$2,346
Accelerated amortization of deferred financing fees	$—	$455	$—
Loss on extinguishment of debt	$284	$2,964	$4,638

(1)

During the year ended December 31, 2016, the Company paid a total of $1.8 million in deferred financing fees related to its new $100.0 million unsecured term loan, its credit facility and its senior unsecured notes (see Note 14). In addition, during 2016, the Company incurred a loss on extinguishment of debt totaling $0.3 million related to its 2016 debt repayments.

(2)

During the year ended December 31, 2015, the Company paid a total of $5.9 million in deferred financing fees related to its new credit facility and two new term loan agreements, as well as its new loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. In addition, during 2015, the Company wrote off $0.5 million in deferred financing fees related to its prior credit facility, and incurred a total of $3.0 million in losses on extinguishment of debt related to its 2015 debt repayments.

(3)

During the year ended December 31, 2014, the Company paid additional deferred financing fees of $2.3 million related to its amendment of the mortgage secured by the Hilton San Diego Bayfront, as well as the refinancing of the mortgages secured by the JW Marriott New Orleans and the Embassy Suites La Jolla. In addition, the Company incurred a total of $4.6 million in losses on the extinguishment of debt related to its amendment of the Hilton San Diego Bayfront loan, along its 2014 debt repayments.

Interest Expense

Total interest incurred and expensed on the notes payable for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Interest expense on debt and capital lease obligations	$49,509	$63,677	$70,067
Gain on derivatives, net	(1,426)	(309)	(529)
Amortization of deferred financing fees	2,200	3,148	2,777
Total interest expense	$50,283	$66,516	$72,315

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Property, sales and use taxes payable	$16,965	$17,988
Income tax payable	211	470
Accrued interest	1,996	3,012
Advance deposits	14,505	12,727
Management fees payable	1,645	3,001
Other	4,547	4,976
Total other current liabilities	$39,869	$42,174

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred gain on sale of asset	$7,000	$7,000
Interest rate swap derivatives	—	437
Accrued income tax	—	1,596
Deferred revenue	6,045	5,881
Deferred rent	19,807	17,191
Other	3,798	4,184
Total other liabilities	$36,650	$36,289

As part of the Company’s ongoing evaluations of its uncertain tax positions, in 2016, the Company reversed a $1.5 million income tax accrual that it previously recorded during 2013, plus $0.1 million in accrued interest, related to the 2012 tax year. The reversal was due to the expiration of the statute of limitations for the 2012 tax year.

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

During 2016, the Company reversed a $1.5 million income tax accrual that it had previously recorded during 2013, plus $0.1 million in accrued interest, through the 2016 tax year. The reversal was due to the expiration of the statute of limitations for the 2012 tax year. This income tax benefit was partially offset as the Company recognized combined federal and state income tax expense of $1.0 million based on 2016 projected taxable income net of operating loss carryforwards for its taxable entities.

During 2015, the Company recognized combined federal and state income tax expense of $0.7 million related to its sale of BuyEfficient, and $0.7 million based on 2015 projected taxable income net of operating loss carryforwards for its taxable entities. In addition, upon the sale of the Preferred Equity Investment and settlement of the working capital loan associated with the Rochester Portfolio (see Note 4), the Company recorded $0.1 million in income tax expense, which is included in discontinued operations, net of tax in the Company’s consolidated statements of operations.

During 2014, the Company recognized a combined federal and state income tax provision of $0.2 million based on a 2013 actual tax benefit of $0.6 million, partially offset by a 2014 projected tax provision net of operating loss carryforwards of $0.8 million for its taxable entities.

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During 2016, 2015 and 2014, the Company recognized $42,000, $55,000 and $50,000 in interest expense related to its tax provisions, respectively.

The income tax (benefit) provision for the Company is included in the consolidated financial statements as follows (in thousands):

	2016	2015	2014
Current:
Federal	$(1,379)	$760	$255
State	763	779	(76)
Total current income tax (benefit) provision	$(616)	$1,539	$179
Deferred:
Federal	$(3,797)	$(4,856)	$(2,341)
State	(1,638)	(1,254)	(598)
Change in valuation allowance	5,435	6,110	2,939
Total deferred income tax provision	$—	$—	$—

The tax effects of temporary differences giving rise to the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
NOL carryover	$10,270	$14,977
Other reserves	1,945	2,005
State taxes and other	2,351	3,157
Depreciation	702	564
Deferred tax asset before valuation allowance	15,268	20,703
Valuation allowance	(15,268)	(20,703)
Deferred tax asset net of valuation allowance	$—	$—

The Company has provided a valuation allowance against its net deferred tax asset at December 31, 2016 and 2015. The valuation allowance is due to the uncertainty of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for deferred income taxes related to the Company is reflected in the accompanying consolidated statements of operations.

At December 31, 2016 and 2015, the net operating loss carryforwards for federal income tax purposes totaled approximately $27.1 million and $38.1 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2032.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2016, 2015 and 2014, distributions paid per share were characterized as follows (unaudited):

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.609	89.62%	$0.661	46.86%	$0.510	100%
Capital gain	0.071	10.38	0.749	53.14	—	—
Return of capital	—	—	—	—	—	—
Total	$0.680	100%	$1.410	100%	$0.510	100%

Preferred Stock — Series D
Ordinary income	$0.473	89.62%	$0.937	46.86%	$2.000	100%
Capital gain	0.055	10.38	1.063	53.14	—	—
Return of capital	—	—	—	—	—	—
Total	$0.528	100%	$2.000	100%	$2.000	100%

Preferred Stock — Series E
Ordinary income	$1.259	89.62%	$—	—%	$—	—%
Capital gain	0.146	10.38	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.405	100%	$—	—%	$—	—%

Preferred Stock — Series F
Ordinary income	$0.903	89.62%	$—	—%	$—	—%
Capital gain	0.105	10.38	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$1.008	100%	$—	—%	$—	—%

10. Stockholders’ Equity

Series D Cumulative Redeemable Preferred Stock

In April 2016, the Company redeemed all 4,600,000 shares of its Series D preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. In accordance with the FASB’s Emerging Issues Task Force Topic D-42, an additional redemption charge of $4.1 million was recognized related to the original issuance costs of the Series D preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series D preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series D preferred stock was a redemption in full, trading of the Series D preferred stock on the New York Stock Exchange ceased on the April 6, 2016 redemption date.

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its Series E preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. In conjunction with the offering, the Company incurred $4.0 million in preferred offering costs. On or after March 11, 2021, the Series E preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its Series F preferred stock with a liquidation preference of $25.00 per share for gross proceeds of $75.0 million. In conjunction with the offering, the Company incurred $2.6 million in preferred offering costs. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Common Stock

In February 2014, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the ATM Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During 2016, the Company received $54.2 million in net proceeds from the issuance of 3,564,047 shares of its common stock in connection with the ATM Agreements. The Company did not issue any shares of its common stock in connection with the ATM Agreements during 2015. During 2014, the Company received $21.0 million in net proceeds from the issuance of 1,352,703 shares of its common stock in connection with the ATM Agreements. As of December 31, 2016, the Company has $73.3 million available for sale under the ATM Agreements.

In June 2014, the Company issued 18,000,000 shares of its common stock in an underwritten public offering for net proceeds of approximately $262.5 million, which were used to acquire the Wailea Beach Resort in July 2014.

In July 2014, the Company issued 4,034,970 shares of its common stock valued at $60.0 million directly to the seller of the Wailea Beach Resort in connection with the Company’s acquisition of the hotel (see Note 3).

Dividends

The Company declared dividends per share on its Series D preferred stock, Series E preferred stock, Series F preferred stock and common stock during 2016, 2015 and 2014 as follows:

	2016	2015	2014
Series D preferred stock	$0.527778	$2.00	$2.00
Series E preferred stock	1.404450	—	—
Series F preferred stock	1.007850	—	—
Common stock (1)	0.680000	1.41	0.51
	$3.620078	$3.41	$2.51

(1)

Common stock dividends include a $1.26 dividend and a $0.36 dividend declared during the fourth quarters of 2015 and 2014, respectively, both of which are comprised of a combination of cash and shares of the Company’s common stock, pursuant to elections by individual stockholders.

11. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 5,445,554 shares remain available for future issuance as of December 31, 2016.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

As discussed in Note 2, the Company chose to early adopt ASU No. 2016-09 effective January 1, 2016. Upon adoption of ASU No. 2016-09, the Company elected to account for forfeitures as they occur. The Company’s compensation expense and forfeitures related to restricted shares for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Amortization expense, including forfeitures	$7,157	$9,695	$9,063

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer.

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain of those employees who work on the design and construction of its hotels. During both 2016 and 2015, these capitalized costs totaled $0.6 million. During 2014, these capitalized costs totaled $0.5 million.

The following is a summary of non-vested stock grant activity:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	986,345	$14.33	1,883,296	$11.24	2,009,412	$10.23
Granted	816,880	$12.33	499,787	$17.33	691,182	$13.48
Vested	(605,641)	$13.39	(1,225,443)	$10.75	(799,845)	$10.61
Forfeited	(101,676)	$14.32	(171,295)	$14.76	(17,453)	$11.90
Outstanding at end of year	1,095,908	$13.36	986,345	$14.33	1,883,296	$11.24

At December 31, 2016, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to a former Company associate. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 2.0% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the years ended December 31, 2016, 2015 and 2014 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2016	2015	2014
Basic management fees	$33,109	$34,426	$31,485
Incentive management fees	6,071	5,020	4,034
Total basic and incentive management fees	$39,180	$39,446	$35,519

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2016, 2015 and 2014 were included in the Company’s consolidated statements of operations as follows (in thousands):

	2016	2015	2014
Franchise assessments (1)	$26,399	$28,193	$26,689
Franchise royalties	10,248	11,903	11,582
Total franchise costs	$36,647	$40,096	$38,271

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At December 31, 2016, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2016 totaled $38.0 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2016	2015
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(6,738)	(5,268)
Net capital lease asset - buildings and improvements	$52,061	$53,531

Future minimum lease payments under for the Company’s capital lease together with the present value of the net minimum lease payments as of December 31, 2016 are as follows (in thousands):

2017	$1,403
2018	1,403
2019	1,403
2020	1,403
2021	1,403
Thereafter	106,607
Total minimum lease payments (1)	113,622
Less: Amount representing interest (2)	(98,047)
Present value of net minimum lease payments (3)	$15,575

(1)

Minimum lease payments do not include percentage rent, which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded $0.1 million in percentage rent during both 2016 and 2015, and zero in percentage rent during 2014.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2016 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2016, 2015 and 2014, certain of the Company’s hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2016	2015	2014
Number of hotels with ground, building and/or air leases (1)	6	8	9

Number of ground leases (1)	6	7	8
Number of building leases (2)	1	1	1
Number of air leases (1)	1	2	3
Total number of ground, building and air leases	8	10	12

(1)

Both 2015 and 2014 include a ground lease related to the Sheraton Cerritos, which the Company sold in May 2016, as well as an air rights lease at the Renaissance Harborplace, which air rights the Company purchased in June 2016. 2014 includes ground and air leases related to the Doubletree Guest Suites Times Square, which the Company sold in December 2015.

(2)	The building lease is considered by the Company to be a capital lease, as noted above.

At December 31, 2016, the ground, building and air lease agreements mature in dates ranging from 2044 through 2097, excluding renewal options. Total rent expense incurred pursuant to ground, building and air lease agreements for the years ended December 31, 2016, 2015 and 2014 was included in property tax, ground lease and insurance in the Company’s consolidated statements of operations as follows (in thousands):

	2016	2015	2014
Minimum rent, including straight-line adjustments	$9,140	$14,484	$14,999
Percentage rent (1)	9,394	3,256	2,718
Total	$18,534	$17,740	$17,717

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2016, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which matures in 2018. Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under the terms of the ground and air leases, as well as the sublease on the corporate facility, in effect at December 31, 2016 are as follows (in thousands):

2017	$10,184
2018	10,143
2019	10,012
2020	10,029
2021	10,030
Thereafter	309,647
Total	$360,045

Employment Agreements

As of December 31, 2016, the Company had employment agreements with certain executive employees, which expire in either March 2017 or March 2018. The terms of the agreements stipulate payments of base salaries and bonuses. The Company’s approximate minimum future obligations under employment agreements through their expiration dates totaled $1.3 million as of December 31, 2016.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million for both of the years ended December 31, 2016 and 2015, and $0.3 million for the year ended December 31, 2014, and were included in corporate overhead expense for the Company’s corporate employees and other property-level expenses for the Company’s former BuyEfficient employees.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.6 million for the year ended December 31, 2016, and $1.5 million for both of the years ended December 31, 2015 and 2014.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2016, approximately 23.4% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2016, 16 of the Company’s 27 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
Number of hotels	7	3	3	3
Percentage of total rooms	29%	9%	15%	14%
Percentage of total revenue for the year ended December 31, 2016	34%	7%	15%	13%

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

At December 31, 2016, the Company had $0.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2016.

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

13. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
2016	$274,292	$322,160	$303,304	$289,584
2015	$284,385	$339,267	$324,595	$300,933

Operating income
2016	$21,079	$63,422	$48,846	$37,068
2015	$17,668	$69,353	$52,274	$41,141

Net income
2016	$1,216	$65,736	$39,427	$34,298
2015	$1,203	$53,657	$63,084	$237,575

Income (loss) attributable to common stockholders per share — basic and diluted
2016	$(0.02)	$0.26	$0.16	$0.14
2015	$(0.02)	$0.23	$0.28	$1.12

Income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

14. Subsequent Events

On January 10, 2017, the Company received proceeds of $240.0 million in private placement senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes”).

On January 11, 2017, the Company used proceeds received from its private placement of senior unsecured notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and a fixed rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

On February 10, 2017, the Company sold the 444-room Fairmont Newport Beach, California for a gross sales price of $125.0 million. The hotel was classified as held for sale as of December 31, 2016, but did not qualify as a discontinued operation as the sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2016 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$96,236	$58,527	$266,825	$325,352	$29,482	2013	5-35
Courtyard by Marriott Los Angeles	—	(2)	—	8,446	—	13,537	—	21,983	21,983	10,770	1999	5-35
Embassy Suites Chicago	—		79	46,886	6,348	21,671	6,427	68,557	74,984	29,076	2002	5-35
Embassy Suites La Jolla	62,886		27,900	70,450	—	12,885	27,900	83,335	111,235	28,767	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	8,632	14,040	74,982	89,022	7,143	2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	7,261	3,698	60,839	64,537	4,857	2013	5-35
Hilton North Houston	—		6,184	35,628	—	24,402	6,184	60,030	66,214	24,456	2002	5-35
Hilton San Diego Bayfront	222,340		—	424,992	—	9,874	—	434,866	434,866	46,037	2011	5-57
Hilton Times Square	83,311		—	221,488	—	30,469	—	251,957	251,957	89,118	2006	5-35
Hyatt Centric Chicago Magnificent Mile	—	(2)	—	91,964	—	17,122	—	109,086	109,086	17,518	2012	5-40
Hyatt Regency Newport Beach	—	(2)	—	30,549	—	27,630	—	58,179	58,179	22,125	2002	5-35
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	36,387	116,140	167,817	283,957	23,122	2013	5-35
JW Marriott New Orleans	86,963		—	73,420	—	12,144	—	85,564	85,564	13,795	2011	5-35
Marriott Boston Long Wharf	176,000		51,598	170,238	—	38,302	51,598	208,540	260,138	68,146	2007	5-35
Marriott Houston	—		4,167	19,155	—	15,518	4,167	34,673	38,840	13,885	2002	5-35
Marriott Park City	—		2,260	17,778	—	18,217	2,260	35,995	38,255	14,614	1999	5-35
Marriott Philadelphia	—		3,297	29,710	—	14,946	3,297	44,656	47,953	17,676	2002	5-35
Marriott Portland	—	(2)	5,341	20,705	—	7,249	5,341	27,954	33,295	13,488	2000	5-35
Marriott Quincy	—	(2)	14,375	97,875	—	7,507	14,375	105,382	119,757	34,290	2007	5-35
Marriott Tysons Corner	—		3,897	43,528	(250)	16,659	3,647	60,187	63,834	26,516	2002	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	59,394	119,707	253,531	373,238	14,308	2014	5-40
Renaissance Harborplace	—		25,085	102,707	—	25,365	25,085	128,072	153,157	47,124	2005	5-35
Renaissance Los Angeles Airport	—	(2)	7,800	52,506	—	7,823	7,800	60,329	68,129	19,823	2007	5-35
Renaissance Long Beach	—	(2)	10,437	37,300	—	20,058	10,437	57,358	67,795	19,794	2005	5-35
Renaissance Orlando at SeaWorld ®	—		—	119,733	30,716	40,077	30,716	159,810	190,526	57,792	2005	5-35
Renaissance Washington DC	119,444		14,563	132,800	—	44,884	14,563	177,684	192,247	63,937	2005	5-35
Renaissance Westchester (3)	—	(2)	5,751	17,069	—	20,546	5,751	37,615	43,366	8,748	2010	5-35
	$750,944		$494,846	$2,481,011	$36,814	$654,795	$531,660	$3,135,806	$3,667,466	$766,407

(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.1 billion (unaudited) at December 31, 2016.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2016, the Company has no outstanding indebtedness under its credit facility.
(3)	Hotel originally acquired in 2005. Possession and control of the hotel transferred to a receiver in December 2009, and the Company reacquired the hotel in June 2010.

	Hotel Properties
	2016	2015	2014

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,652,222	$3,807,607	$3,416,762
Additions during year:
Acquisitions	—	—	324,844
Improvements	159,786	86,615	66,001
Changes in reporting presentation	(112,023)	—	—
Dispositions	(32,519)	(242,000)	—
Balance at the end of the year	$3,667,466	$3,652,222	$3,807,607
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$707,737	$625,020	$524,014
Depreciation	107,409	108,153	101,006
Changes in reporting presentation	(37,506)	—	—
Retirement	(11,233)	(25,436)	—
Balance at the end of the year	$766,407	$707,737	$625,020