Form 10-Q
period 2017-03-31
Sunstone Hotel Investors, Inc.
filed 2017-05-04
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

220,463,909 shares of Common Stock, $0.01 par value, as of May 1, 2017

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$441,830	$369,537
Restricted cash	64,414	67,923
Accounts receivable, net	50,229	39,337
Inventories	1,252	1,225
Prepaid expenses	13,252	10,489
Assets held for sale, net	—	79,113
Total current assets	570,977	567,624
Investment in hotel properties, net	3,149,472	3,158,219
Deferred financing fees, net	2,087	4,002
Other assets, net	9,945	9,389
Total assets	$3,732,481	$3,739,234
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,327	$36,110
Accrued payroll and employee benefits	17,078	24,896
Dividends and distributions payable	14,228	119,847
Other current liabilities	43,786	39,869
Current portion of notes payable, net	8,898	184,929
Liabilities of assets held for sale	—	3,153
Total current liabilities	120,317	408,804
Notes payable, less current portion, net	982,460	746,374
Capital lease obligations, less current portion	15,574	15,574
Other liabilities	36,917	36,650
Total liabilities	1,155,268	1,207,402
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 220,417,417 shares issued and outstanding at March 31, 2017 and 220,073,140 shares issued and outstanding at December 31, 2016	2,204	2,201
Additional paid in capital	2,594,724	2,596,620
Retained earnings	848,736	786,901
Cumulative dividends and distributions	(1,107,180)	(1,092,952)
Total stockholders’ equity	2,528,484	2,482,770
Noncontrolling interest in consolidated joint venture	48,729	49,062
Total equity	2,577,213	2,531,832
Total liabilities and equity	$3,732,481	$3,739,234

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES
Room	$190,367	$187,297
Food and beverage	75,501	71,234
Other operating	14,875	15,761
Total revenues	280,743	274,292
OPERATING EXPENSES
Room	51,292	51,044
Food and beverage	50,537	51,929
Other operating	3,831	4,056
Advertising and promotion	14,946	14,993
Repairs and maintenance	10,967	11,264
Utilities	7,222	7,514
Franchise costs	8,055	8,096
Property tax, ground lease and insurance	21,287	22,840
Other property-level expenses	34,738	34,713
Corporate overhead	6,779	6,717
Depreciation and amortization	40,807	40,047
Total operating expenses	250,461	253,213
Operating income	30,282	21,079
Interest and other income	721	489
Interest expense	(11,249)	(20,010)
Loss on extinguishment of debt	(4)	(105)
Gain on sale of assets	44,285	—
Income before income taxes	64,035	1,453
Income tax provision	(208)	(237)
NET INCOME	63,827	1,216
Income from consolidated joint venture attributable to noncontrolling interest	(1,992)	(1,650)
Preferred stock dividends	(3,207)	(2,766)
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,628	$(3,200)

COMPREHENSIVE INCOME	$63,827	$1,216
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,628	$(3,200)
Basic and diluted per share amounts:
Basic and diluted income (loss) attributable to common stockholders per common share	$0.27	$(0.02)
Basic and diluted weighted average common shares outstanding	219,093	212,887

Distributions declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2016 (audited)	4,600,000	$115,000	3,000,000	$75,000	220,073,140	$2,201	$2,596,620	$786,901	$(1,092,952)	$49,062	$2,531,832
Deferred stock compensation, net	—	—	—	—	344,277	3	(1,896)	—	—	—	(1,893)
Common stock distributions and distributions payable at $0.05 per share year to date	—	—	—	—	—	—	—	—	(11,021)	—	(11,021)
Series E preferred stock dividends and dividends payable at $0.434375 per share year to date	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share year to date	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,325)	(2,325)
Net income	—	—	—	—	—	—	—	61,835	—	1,992	63,827
Balance at March 31, 2017	4,600,000	$115,000	3,000,000	$75,000	220,417,417	$2,204	$2,594,724	$848,736	$(1,107,180)	$48,729	$2,577,213

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,827	$1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	131	109
Gain on sale of assets, net	(44,570)	(7)
Loss on extinguishment of debt	4	105
(Gain) loss on derivatives, net	(657)	6,402
Depreciation	40,150	39,333
Amortization of franchise fees and other intangibles	819	773
Amortization of deferred financing fees	578	555
Amortization of deferred stock compensation	1,749	1,614
Changes in operating assets and liabilities:
Restricted cash	4,013	8,176
Accounts receivable	(10,575)	(14,396)
Inventories	5	39
Prepaid expenses and other assets	(2,387)	(1,729)
Accounts payable and other liabilities	(370)	7,691
Accrued payroll and employee benefits	(8,569)	(6,790)
Net cash provided by operating activities	44,148	43,091
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	123,117	7
Restricted cash — replacement reserve	(504)	(309)
Renovations and additions to hotel properties	(29,872)	(48,818)
Payment for interest rate derivative	(19)	—
Net cash provided by (used in) investing activities	92,722	(49,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	115,000
Payment of preferred stock offering costs	—	(4,016)
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(178,599)	(117,558)
Payments of deferred financing costs	(13)	(78)
Dividends and distributions paid	(119,847)	(186,301)
Distributions to noncontrolling interest	(2,325)	(775)
Net cash used in financing activities	(64,577)	(96,369)
Net increase (decrease) in cash and cash equivalents	72,293	(102,398)
Cash and cash equivalents, beginning of period	369,537	499,067
Cash and cash equivalents, end of period	$441,830	$396,669
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,632	$12,455
Cash paid for income taxes	$38	$204
NONCASH INVESTING ACTIVITY
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$2,119	$5,844
Amortization of deferred stock compensation — construction activities	$151	$239
NONCASH FINANCING ACTIVITY
Issuance of common stock distributions	$—	$78,823
Dividends and distributions payable	$14,228	$13,592

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of March 31, 2017, the Company had interests in 27 hotels (the “27 hotels”), and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	5
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1

Total hotels held for investment	27

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.

Noncontrolling interest at both March 31, 2017 and December 31, 2016 represents the outside 25.0% equity interest in the Hilton San Diego Bayfront, which the Company includes in its financial statements on a consolidated basis.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Numerator:
Net income	$63,827	$1,216
Income from consolidated joint venture attributable to noncontrolling interest	(1,992)	(1,650)
Preferred stock dividends	(3,207)	(2,766)
Distributions paid on unvested restricted stock compensation	(60)	(60)
Undistributed income allocated to unvested restricted stock compensation	(248)	—
Numerator for basic and diluted income (loss) attributable to common stockholders	$58,320	$(3,260)
Denominator:
Weighted average basic and diluted common shares outstanding	219,093	212,887
Basic and diluted income (loss) attributable to common stockholders per common share	$0.27	$(0.02)

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three months ended March 31, 2017 and 2016, as their inclusion would have been anti-dilutive.

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity will need to apply a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was originally to be effective during the first quarter of 2017; however, the FASB issued a one-year deferral so that it now becomes effective during the first quarter of 2018. ASU No. 2014-09 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

In March 2016, the FASB clarified the principal versus agent guidance in ASU No. 2014-09 with its issuance of Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU No. 2016-08 will become effective, along with ASU No. 2014-09, during the first quarter of 2018. Similar to ASU No. 2014-09, ASU No. 2016-08 will require either a full retrospective approach or a modified retrospective approach, with early adoption permitted as of the original effective date.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. ASU No. 2016-13 will become effective during the first quarter of 2020. ASU No. 2016-13 will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. The Company does not believe that the adoption of ASU No. 2016-13 will have a material impact on its consolidated financial statements.

In September 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU No. 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU No. 2016-15 will become effective during the first quarter of 2018, and will generally require a retrospective approach. Early adoption is permitted. The Company does not believe that the adoption of ASU No. 2016-15 will have a material effect on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 will become effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. Upon adoption of this standard, amounts included in restricted cash on the Company’s consolidated balance sheets will be included with cash and cash equivalents on its consolidated statements of cash flows. These amounts totaled $64.4 million and $67.9 million at March 31, 2017 and December 31, 2016, respectively. The adoption of this standard will not change the Company’s balance sheet presentation.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU No. 2017-01 will become effective in the first quarter of 2018, and the guidance is to be applied prospectively. Early adoption is permitted. Once adopted, the Company will be required to analyze future hotel acquisitions to determine if the transaction qualifies as the purchase of a business or an asset. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations. Depending on the Company’s conclusion, ASU No. 2017-01 may have an effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. ASU No. 2017-04 will become effective in the first quarter of 2019, and the guidance is to be applied prospectively. Early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-04 will have a material impact on its consolidated financial statements.

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from the less-than-wholly-owned subsidiary is reported at the consolidated amount, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At both March 31, 2017 and December 31, 2016, the noncontrolling interest reported in the Company’s financial statements included the 25.0% outside ownership in the Hilton San Diego Bayfront.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Land	$531,660	$531,660
Buildings and improvements	3,174,081	3,135,806
Furniture, fixtures and equipment	522,806	512,372
Intangible assets	48,759	49,015
Franchise fees	1,021	1,021
Construction in process	48,856	65,449
Investment in hotel properties, gross	4,327,183	4,295,323
Accumulated depreciation and amortization	(1,177,711)	(1,137,104)
Investment in hotel properties, net	$3,149,472	$3,158,219

4. Disposals

In February 2017, the Company sold the 444-room Fairmont Newport Beach located in Newport Beach, California for net proceeds of $122.8 million. The Company recognized a net gain on the sale of $44.3 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation. The Company classified the assets and liabilities of the Fairmont Newport Beach as held for sale as of December 31, 2016 as follows (in thousands):

December 31,
2016
Accounts receivable, net	$452
Inventories	126
Prepaid expenses	386
Investment in hotel property, net	77,971
Other assets, net	178
Assets held for sale, net	$79,113

Accounts payable and accrued expenses	$781
Accrued payroll and employee benefits	751
Other current liabilities	1,473
Other liabilities	148
Liabilities of assets held for sale	$3,153

The following table provides summary results of operations for the Fairmont Newport Beach, as well as the Sheraton Cerritos that was sold during 2016,  both of which are included in continuing operations (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Revenues	$3,541	$11,248
Income before income taxes	$1,019	$1,347
Gain on sale of assets	$44,285	$—

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of March 31, 2017 and December 31, 2016, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of March 31, 2017 and December 31, 2016, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and non-recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2017 (unaudited):
Interest rate cap derivatives	$4	$—	$4	$—
Interest rate swap derivatives	2,421	—	2,421	—
Life insurance policy (1)	855	—	855	—
Total assets measured at fair value at March 31, 2017	$3,280	$—	$3,280	$—
December 31, 2016:
Interest rate cap derivative	$—	$—	$—	$—
Interest rate swap derivatives	1,749	—	1,749	—
Life insurance policy (1)	861	—	861	—
Total assets measured at fair value at December 31, 2016	$2,610	$—	$2,610	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and non-recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2017 (unaudited):
Retirement benefit agreement (1)	$855	$—	$855	$—
Total liabilities measured at fair value at March 31, 2017	$855	$—	$855	$—

December 31, 2016:
Retirement benefit agreement (1)	$861	$—	$861	$—
Total liabilities measured at fair value at December 31, 2016	$861	$—	$861	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.2 million through March 31, 2017, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2017 (unaudited) and December 31, 2016 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2017	2016
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$110,772	$—	$—
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$ N/A	4	—
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	1,610	1,336
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	811	413
							$2,425	$1,749

(1)

In March 2017, the Company purchased a new interest rate cap agreement for $19,000 related to the loan secured by the Hilton San Diego Bayfront. The new agreement, whose terms are substantially the same as the terms under the old cap agreement, will effectively replace the old agreement on May 1, 2017. The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets.

(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
(Gain) loss on derivatives, net	$(657)	$6,402

Fair Value of Debt

As of March 31, 2017 and December 31, 2016,  77.8% and 76.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $1.0 billion and $0.9 billion as of March 31, 2017 and December 31, 2016, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $1.0 billion and $0.9 billion as of March 31, 2017 and December 31, 2016, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Property and equipment, net	$699	$779
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	2,853	2,876
Interest rate derivatives	2,425	1,749
Other receivables	1,491	1,673
Other	1,487	1,322
Total other assets net	$9,945	$9,389

The property and equipment, net noted above consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Cost basis	$10,843	$10,807
Accumulated depreciation	(10,144)	(10,028)
Property and equipment, net	$699	$779

7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at March 31, 2017, and five hotel properties at December 31, 2016.	$350,802	$528,604
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	221,544	222,340
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Series A Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	—
Unsecured Series B Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	—
Total notes payable	$997,346	$935,944

Current portion of notes payable	$10,167	$186,034
Less: current portion of deferred financing fees	(1,269)	(1,105)
Carrying value of current portion of notes payable	$8,898	$184,929

Notes payable, less current portion	$987,179	$749,910
Less: long-term portion of deferred financing fees	(4,719)	(3,536)
Carrying value of notes payable, less current portion	$982,460	$746,374

Notes Payable Transactions - 2017

In January 2017, the Company received proceeds of $240.0 million in a  private placement of senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes”, together the “Senior Notes”).

In January 2017, the Company used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$11,328	$13,053
(Gain) loss on derivatives, net	(657)	6,402
Amortization of deferred financing fees	578	555
Total interest expense	$11,249	$20,010

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Property, sales and use taxes payable	$16,436	$16,965
Income tax payable	382	211
Accrued interest	3,568	1,996
Advance deposits	17,820	14,505
Management fees payable	1,140	1,645
Other	4,440	4,547
Total other current liabilities	$43,786	$39,869

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Deferred revenue	6,149	6,045
Deferred rent	19,748	19,807
Deferred incentive management fees	201	—
Other	3,819	3,798
Total other liabilities	$36,917	$36,650

9. Stockholders’ Equity

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

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock) with a liquidation preference of $25.00 per share for gross proceeds of $75.0 million. In conjunction with the offering, the Company incurred $2.6 million in preferred offering costs. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated,  J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. The Company did not issue any shares of its common stock in connection with the ATM Agreements during the three months ended March 31, 2017. As of March 31, 2017, the Company has $300.0 million available for sale under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s 2004 Long-Term Incentive Plan, as amended and restated May 1, 2014, generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

In accordance with the Compensation Topic of the FASB ASC, the Company has elected to account for forfeitures as they occur.  The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$1,749	$1,614

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During both the three months ended March 31, 2017 and 2016, these capitalized costs totaled $0.2 million.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three months ended March 31, 2017 and 2016 were included in other property-level expenses on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Basic management fees	$7,895	$7,667
Incentive management fees	2,553	1,704
Total basic and incentive management fees	$10,448	$9,371

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

Total license and franchise fees incurred by the Company during the three months ended March 31, 2017 and 2016 were included in franchise costs on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Franchise assessments (1)	$5,927	$5,813
Franchise royalties	2,128	2,283
Total franchise costs	$8,055	$8,096

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At March 31, 2017, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2017 totaled $46.1 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(7,105)	(6,738)
Net capital lease asset - buildings and improvements	$51,694	$52,061

Future minimum lease payments under the Company’s capital lease together with the present value of the net minimum lease payments as of March 31, 2017 are as follows (in thousands):

2017	$1,403
2018	1,403
2019	1,403
2020	1,403
2021	1,403
Thereafter	106,257
Total minimum lease payments (1)	113,272
Less: Amount representing interest (2)	(97,697)
Present value of net minimum lease payments (3)	$15,575

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due during either the three months ended March 31, 2017 or 2016.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of March 31, 2017 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2017 and 2016 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,340	$2,396
Percentage rent (1)	1,585	2,060
Total	$3,925	$4,456

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to a  lease on the corporate facility totaled $0.1 million for both the three months ended March 31, 2017 and 2016, and is included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2017,  16 of the Company’s 27 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	7	3	3	3
Percentage of total rooms	29%	9%	15%	14%
Percentage of total consolidated revenue during the past 12 months	34%	7%	15%	14%

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

At March 31, 2017, the Company had $0.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2017.

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

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2017, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

•

general economic and business conditions, including a U.S. recession, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu or disease-related pandemic, affecting the lodging and travel industry, internationally, nationally and locally;

•

our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal tax laws or the federal income tax consequences of our qualification as a REIT;

•

rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, increases in minimum wages, changes in work rules or additional costs incurred from new or re-negotiated labor contracts;

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 27 hotels held for investment as of March 31, 2017;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own primarily urban and resort upper upscale hotels in the United States. As of March 31, 2017, we had interests in 27 hotels (the “27 hotels”). Of the 27 hotels, we classify 24 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 27 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2017, the hotels comprising our 27 hotel portfolio average 490 rooms in size.

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

2017 Year-To-Date Highlights

In January 2017, we received proceeds of $240.0 million in a  private placement of senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes”, together the “Senior Notes”).

In January 2017, we used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

In February 2017, we sold the 444-room Fairmont Newport Beach, California for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

In February 2017,  we entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, we may from time to time offer and sell our shares of common stock having an aggregate offering price of up to $300.0 million. As of March 31, 2017, we have not sold any shares under the ATM Agreements.

In February 2017, our board of directors authorized a share repurchase plan to acquire up to $300.0 million of our common and preferred stock. As of March 31, 2017, no shares of either our common or preferred stock have been repurchased. Future purchases will depend on various factors, including our capital needs, as well as our common and preferred stock price.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR”, as defined below;

•	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition revenue, tenant revenue derived from hotel space leased by third parties and any performance guarantee payments.

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

•

Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, management fees and other costs;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, business acquisition and due diligence costs, legal expenses, contract and professional fees, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to furniture, fixtures and equipment (“FF&E”) for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates we have received, any miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

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

•	Gain on sale of assets, which includes the gain we recognized on our sale of the Fairmont Newport Beach in February 2017, as the sale did not qualify as a discontinued operation;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront; and

•

Preferred stock dividends, which includes dividends accrued on our Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) until its redemption in April 2016, as well as dividends accrued on our Series E preferred stock and our Series F preferred stock, both of which were issued in 2016.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all of the 27 hotels;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2016, Comparable Portfolio RevPAR, which was affected by significant repositionings at both the Boston Park Plaza and the Wailea Beach Resort, increased 0.9% as compared to 2015, with a 20 basis point decrease in occupancy. With these two significant repositionings complete, our first quarter Comparable Portfolio RevPAR increased 5.5% in 2017 as compared to the first quarter of 2016, with a 10 basis point decrease in occupancy.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Chicago, Houston, New York City and Washington DC where there are currently higher-than-average supplies of new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to absorb demand for lodging.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 130 basis points during the first quarter of 2017 as compared to the same period in 2016.  The increase in our Comparable Portfolio RevPAR index was due in part to increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning and at our Renaissance Washington DC and Marriott Tysons Corner due to the Presidential inauguration and the Women’s March on Washington. These increases were partially offset by decreased rates at our Courtyard by Marriott Los Angeles and Renaissance Los Angeles Airport due to increased competition from area hotels that were under renovation during the first quarter of 2016.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$190,367	$187,297	$3,070	1.6%
Food and beverage	75,501	71,234	4,267	6.0%
Other operating	14,875	15,761	(886)	(5.6)%
Total revenues	280,743	274,292	6,451	2.4%
OPERATING EXPENSES
Hotel operating	168,137	171,736	(3,599)	(2.1)%
Other property-level expenses	34,738	34,713	25	0.1%
Corporate overhead	6,779	6,717	62	0.9%
Depreciation and amortization	40,807	40,047	760	1.9%
Total operating expenses	250,461	253,213	(2,752)	(1.1)%
Operating income	30,282	21,079	9,203	43.7%
Interest and other income	721	489	232	47.4%
Interest expense	(11,249)	(20,010)	8,761	43.8%
Loss on extinguishment of debt	(4)	(105)	101	96.2%
Gain on sale of assets	44,285	—	44,285	100.0%
Income before income taxes	64,035	1,453	62,582	4,307.1%
Income tax provision	(208)	(237)	29	12.2%
NET INCOME	63,827	1,216	62,611	5,148.9%
Income from consolidated joint venture attributable to noncontrolling interest	(1,992)	(1,650)	(342)	(20.7)%
Preferred stock dividends	(3,207)	(2,766)	(441)	(15.9)%
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$58,628	$(3,200)	$61,828	1,932.1%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio (27 hotels).

	Three Months Ended March 31,
	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	77.7%	$203.48	$158.10	77.8%	$192.54	$149.80	(10)	bps	5.7%	5.5%

Room revenue. Room revenue increased $3.1 million, or 1.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

Room revenue generated by the 27 hotels we owned as of March 31, 2017 (our “Existing Portfolio”), increased $8.4 million during the first quarter of 2017 as compared to the same period in 2016 due to an increase in ADR ($8.6 million), partially offset by a decrease in occupancy ($0.2 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in Park City, Orlando, San Diego and Washington DC. In addition, both the Renaissance Washington DC and the Marriott Tysons Corner experienced double digit ADR growth as a result of the Presidential inauguration and the Women’s March on Washington.  Finally, both the Boston Park Plaza and the Wailea Beach Resort experienced double digit ADR growth post-repositioning. During the first quarter of 2016, 4,377 room nights were out of service at the Boston Park Plaza, displacing approximately $0.8 million in room revenue based on the hotel achieving a potential 60.5% occupancy rate and RevPAR of $88.40 without the renovation. These increases to ADR were partially offset by weak Boston and Chicago markets, increased competition in New York City and a weak energy market in Houston.

The decrease in our Existing Portfolio’s occupancy during the first quarter of 2017 as compared to the same period in 2016 was caused by 15,848 fewer transient room nights, partially offset by 6,711 more group room nights. Transient room nights decreased due to a weak Chicago market combined with excess supply, as well as several of our hotels who pushed transient rate at the expense of occupancy. Group room nights increased, to the detriment of transient room nights, in Baltimore, Boston, New Orleans, Newport Beach and Orlando. In addition, the Houston hotels experienced a decrease in group room nights due to a weak energy market.

The increase in our Existing Portfolio’s room revenue was partially offset by the impact on revenue from our sales of the Sheraton Cerritos in May 2016 and the Fairmont Newport Beach in February 2017 (the “Two Sold Hotels”). The sale of the Two Sold Hotels caused room revenue to decrease by $5.3 million in the first quarter of 2017 as compared to the same period in 2016.

Food and beverage revenue. Food and beverage revenue increased $4.3 million, or 6.0%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

Food and beverage revenue generated by our Existing Portfolio increased $6.3 million during the first quarter of 2017 as compared to the same period in 2016 primarily due to increased banquet and outlet revenue caused by the increase in group room nights. In addition, both banquet and outlet revenue increased at the Boston Park Plaza and the Wailea Beach Resort due to additional restaurant and meeting space options available post-repositioning, and the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept. These increases were partially offset by temporary decreases in outlet revenue due to restaurant renovations during the first quarter of 2017 at the Marriott Quincy and the Renaissance Los Angeles Airport, as well as decreased banquet revenue at the Marriott Quincy due to renovation of the function space during the first quarter of 2017, and at the Hilton Times Square due to the elimination of meeting space during 2016. In addition, room service revenue decreased at both the Hilton Times Square and the Hyatt Regency San Francisco due to the elimination of this dining option.

The increase in our Existing Portfolio’s food and beverage revenue was partially offset by the Two Sold Hotels, which caused food and beverage revenue to decrease by $2.0 million in the first quarter of 2017 as compared to the same period in 2016.

Other operating revenue. Other operating revenue decreased $0.9 million, or 5.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

Other operating revenue in our Existing Portfolio decreased $0.5 million for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to decreases in parking revenue, resort fees, spa revenue, telephone/internet revenue and tenant lease revenue. These decreases in other operating revenue during the first quarter of 2017 as compared to the same period in 2016 were partially offset by increased retail revenue at the Wailea Beach Resort, combined with increases in attrition and cancellation revenue at several hotels.

The Two Sold Hotels caused other operating revenue to decrease by $0.4 million in the first quarter of 2017 as compared to the same period in 2016.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $3.6 million, or 2.1%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

The Two Sold Hotels caused hotel operating expenses to decrease by  $4.9 million in the first quarter of 2017 as compared to the same period in 2016.

Hotel operating expenses in our Existing Portfolio increased $1.3 million during the three months ended March 31, 2017 as compared to the same period in 2016. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and retail revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first quarter of 2017 as compared to the same period in 2016 due to the following increased expenses: advertising and promotion due to increased payroll and related costs in this department, combined with increased group booking fees and increased controllable expenses such as marketing and public relations; franchise costs due to the increase in revenues; building rent at the Hyatt Centric Chicago Magnificent Mile due to an operating expense credit received from the landlord in the first quarter of 2016; and Hawaii general excise tax (“GET”) due to higher revenue at the Wailea Beach Resort post-repositioning. These increases in hotel operating expenses were partially offset by the following decreased expenses: property taxes due to decreased assessments and appeal fees at several hotels; ground lease expense at the Hilton San Diego Bayfront and the Hilton Times Square; utilities due to a higher than average temperatures during the first quarter of 2017 in the Midwest and East; and spa expense due to the corresponding decline in spa revenue.

Other property-level expenses.  Other property-level expenses increased $25,000, or 0.1%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

Other property-level expenses in our Existing Portfolio increased $1.1 million in the first quarter of 2017 as compared to the same period in 2016, primarily due to increases in the following expenses caused by higher revenue: management fees; credit and collection expenses; and supplies. Partially offsetting these increased expenses, both contract and professional fees and license and permit costs decreased during the first quarter of 2017 as compared to the same period in 2016.

The Two Sold Hotels caused other property-level expenses to decrease by $1.1 million in the first quarter of 2017 as compared to the same period in 2016.

Corporate overhead expense.  Corporate overhead expense increased $0.1 million, or 0.9%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased GET recognized during the first quarter of 2017 related to a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort, combined with increased deferred stock compensation expense and employee relations, recruitment and relocation expense. These increases in corporate overhead expense during the first quarter of 2017 as compared to the same period in 2016 were partially offset by decreased payroll and related costs.

Depreciation and amortization expense.  Depreciation and amortization expense increased $0.8 million, or 1.9%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as follows:

Depreciation and amortization expense in our Existing Portfolio increased $2.2 million in the first quarter of 2017 as compared to the same period in 2016, due to additional depreciation recognized at the Boston Park Plaza and the Wailea Beach Resort post-repositioning.

The Two Sold Hotels caused depreciation and amortization to decrease by $1.4 million in the first quarter of 2017 as compared to the same period in 2016.

Interest and other income.  Interest and other income totaled $0.7 million for the three months ended March 31, 2017, and $0.5 million for the three months ended March 31, 2016.  During the first quarter of 2017, we recognized $0.4 million in interest and miscellaneous income. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011. At the time of the sale of the Royal Palm Miami Beach, we retained an earn-out right which enabled us to receive future payments of up to $20.0 million in the event that the hotel achieved certain return hurdles. With the receipt of the $0.3 million during the first quarter of 2017, the earn-out is complete.

In the first quarter of 2016, we recognized $0.3 million in interest and miscellaneous income and $0.2 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense on debt and capital lease obligations	$11,328	$13,053
(Gain) loss on derivatives, net	(657)	6,402
Amortization of deferred financing fees	578	555
	$11,249	$20,010

Interest expense decreased $8.8 million, or 43.8%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Interest expense on our debt and capital lease obligations decreased $1.7 million in the first quarter of 2017 as compared to the same period in 2016 as a result of lower balances due to monthly amortization and loan repayments during 2016 and 2017. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest on our variable rate debt, as well as interest on our Senior Notes issued in January 2017. In addition, interest expense decreased $7.1 million as we recognized a $0.7 million gain on our interest rate derivatives during the first quarter of 2017 and a loss of $6.4 million on our interest rate derivatives during the first quarter of 2016.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.2% and 4.4% at March 31, 2017 and 2016, respectively. Approximately 77.8% and 79.3% of our outstanding notes payable had fixed interest rates at March 31, 2017 and 2016, respectively.

For information regarding our 2017 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $4,000 for the three months ended March 31, 2017, and $0.1 million for the three months ended March 31, 2016.  During the first quarter of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf. During the first quarter of 2017, we recognized a  loss of $0.1 million related to our repayment of debt secured by the Boston Park Plaza.

Gain on sale of assets. Gain on sale of assets totaled $44.3 million and zero for the three months ended March 31, 2017 and 2016, respectively. During the first quarter of 2017, we sold the Fairmont Newport Beach for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million. The sale of the Fairmont Newport Beach did not qualify as a discontinued operation.

Income tax provision. Income tax provision totaled $0.2 million for both the three months ended March 31, 2017 and 2016. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the first quarter of 2017, we recognized combined federal and state income tax expense based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities.

During the first quarter of 2016, we recognized combined federal and state income tax expense of $0.2 million based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.0 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. Consistent with the Presentation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), our net income for the three months ended March 31, 2017 and 2016 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.0 million and $1.7 million during the first quarter of 2017 and 2016, respectively.

Preferred stock dividends.  Preferred stock dividends were paid as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Series D preferred stock	$—	$2,300
Series E preferred stock	1,998	466
Series F preferred stock	1,209	—
	$3,207	$2,766

We redeemed all 4,600,000 shares of our Series D preferred stock in April 2016. In March 2016, we issued 4,600,000 shares of Series E preferred stock, and in May 2016, we issued 3,000,000 shares of Series F preferred stock.

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by any acquisitions or dispositions, as well as by those hotels that we classify as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

•	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any EBITDA adjustments related to our consolidated Hilton San Diego Bayfront partnership.

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

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income	$63,827	$1,216
Operations held for investment:
Depreciation and amortization	40,807	40,047
Amortization of lease intangibles	63	63
Interest expense	11,249	20,010
Income tax provision	208	237
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(1,992)	(1,650)
Depreciation and amortization	(875)	(865)
Interest expense	(457)	(413)
EBITDA	112,830	58,645

Operations held for investment:
Amortization of deferred stock compensation	1,749	1,614
Amortization of favorable and unfavorable contracts, net	99	(4)
Noncash ground rent	(275)	488
Capital lease obligation interest — cash ground rent	(351)	(351)
Gain on sale of assets, net	(44,570)	(7)
Loss on extinguishment of debt	4	105
Prior year property tax adjustments, net	—	(97)
Property-level restructuring, severance and management transition costs	—	1,560
Noncontrolling interest:
Noncash ground rent	72	(113)
	(43,272)	3,195
Adjusted EBITDA	$69,558	$61,840

Adjusted EBITDA was $69.6 million and $61.8 million for the three months ended March 31, 2017 and 2016. Adjusted EBITDA increased $7.7 million the three months ended March 31, 2017 as compared to the same period in 2016 in part due to additional earnings generated by the Boston Park Plaza and the Wailea Beach Resort post-repositioning, combined with increased earnings at our Park City, Orlando, San Diego and Washington DC hotels due to strong demand at these locales. Partially offsetting these increases, Adjusted EBITDA decreased primarily due to the sales of the Fairmont Newport Beach and the Sheraton Cerritos in February 2017 and May 2016, respectively. In addition, Adjusted EBITDA was negatively impacted during the three months ended March 31, 2017 by weak Boston and Chicago markets, increased competition in New York City and a weak energy market in Houston.

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

•	Noncontrolling interest: we deduct the noncontrolling partner’s pro rata share of any FFO adjustments related to our consolidated Hilton San Diego Bayfront partnership.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income	$63,827	$1,216
Preferred stock dividends	(3,207)	(2,766)
Operations held for investment:
Real estate depreciation and amortization	40,678	39,893
Amortization of lease intangibles	63	63
Gain on sale of assets, net	(44,570)	(7)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(1,992)	(1,650)
Real estate depreciation and amortization	(875)	(865)
FFO attributable to common stockholders	53,924	35,884

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	99	(4)
Noncash ground rent	(275)	488
Noncash interest related to (gain) loss on derivatives, net	(657)	6,402
Loss on extinguishment of debt	4	105
Prior year property tax adjustments, net	—	(97)
Property-level restructuring, severance and management transition costs	—	1,560
Noncontrolling interest:
Noncash ground rent	72	(113)
Noncash interest related to loss on derivative	(4)	—
	(761)	8,341
Adjusted FFO attributable to common stockholders	$53,163	$44,225

Adjusted FFO attributable to common stockholders was $53.2 million and $44.2 million for the three months ended March 31, 2017 and 2016, respectively. Adjusted FFO attributable to common stockholders increased $8.9 million in the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. In addition, Adjusted FFO attributable to common stockholders increased in the first quarter of 2017 as compared to the same period in 2016 due to a decrease in interest expense.

Investing Activities

Acquisitions. We did not acquire any hotels during the three months ended March 31, 2017 and 2016. While our primary focus is on acquiring urban and resort upper upscale hotels, our acquisition program is aimed at generating attractive risk-adjusted returns on our investment dollars, and therefore we may target lodging assets outside of the typical branded, urban, upper upscale and resort profile represented by our Existing Portfolio in order to capitalize on opportunities which may arise. We intend to select the brandings and operators for our hotels that we believe will lead to the highest returns. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets.

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In February 2017, we sold the 444-room Fairmont Newport Beach for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million. In May 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. Neither of these two sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, neither of these two sales qualified as a discontinued operation.

Renovations. We invested $29.9 million and $48.8 million in capital improvements to our hotel portfolio during the three months ended March 31, 2017 and 2016, respectively. Consistent with our strategy, during the first three months of 2017 and 2016, we undertook major renovations, repositionings and ordinary course rooms, restaurants and public space renovations. None of our first quarter 2017 renovations caused room revenue disruption; however, during the first quarter of 2016 our repositioning of the Boston Park Plaza caused room revenue disruption of approximately $0.8 million, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sale of the Fairmont Newport Beach, sales of other assets, our term loan agreement drawn in January 2016, our Senior Notes and our preferred stock offering. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $44.1 million for the three months ended March 31, 2017 as compared to $43.1 million for the three months ended March 31, 2016.  The net increase to cash provided by operating activities during the first three months of 2017 was primarily due to increased cash generated by our hotels, most significantly at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreased cash generated due to our sales of the Fairmont Newport Beach and the Sheraton Cerritos.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by or used in investing activities during the first three months of 2017 as compared to the first three months of 2016 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Proceeds from sales of assets	$123,117	$7
Restricted cash — replacement reserve	(504)	(309)
Renovations and additions to hotel properties	(29,872)	(48,818)
Payment for interest rate derivative	(19)	—
Net cash provided by (used in) investing activities	$92,722	$(49,120)

Net cash provided by investing activities was $92.7 million during the first three months of 2017 as compared to net cash used of $49.1 million for the same period in 2016.  During the first quarter of 2017, we received proceeds of $123.1 million from our sales of the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were partially offset as we increased our restricted cash replacement reserve accounts by $0.5 million, paid $29.9 million for renovations and additions to our portfolio and paid $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During the first quarter of 2016, we increased our restricted cash replacement reserve accounts by $0.3 million and paid $48.8 million for renovations and additions to our portfolio. These cash outflows were slightly offset by $7,000 received from the sale of surplus FF&E.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2017 as compared to the first three months of 2016 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Proceeds from preferred stock offerings	$—	$115,000
Payment of preferred stock offering costs	—	(4,016)
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(178,599)	(117,558)
Payments of deferred financing costs	(13)	(78)
Dividends and distributions paid	(119,847)	(186,301)
Distributions to noncontrolling interest	(2,325)	(775)
Net cash used in financing activities	$(64,577)	$(96,369)

Net cash used in financing activities was $64.6 million for the first three months of 2017 as compared to $96.4 million for the first three months of 2016.  Net cash used in financing activities during the first three months of 2017 consisted of the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to employees; $178.6 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $2.6 million in principal payments on our notes payable; $13,000 in deferred financing costs related to our Senior Notes and our credit facility; $119.8 million in dividends and distributions to our common and preferred stockholders; and $2.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were partially offset by $240.0 million in proceeds received from the Senior Notes.

Net cash used in financing activities during the first three months of 2016 consisted of the following cash outflows: $2.6 million paid to repurchase common shares to satisfy the statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to employees; $117.6 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza and $3.4 million in principal payments on our notes payable; $0.1 million in deferred financing costs related to our $100.0 million unsecured term loan; $186.3 million in dividends and distributions to our common and preferred stockholders; and $0.8 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by $111.0 million in net proceeds received from the issuance of our Series E preferred stock, and $100.0 million in proceeds received from our unsecured term loan.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through March 31, 2017, we have not issued or sold any shares of our common stock under the agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of March 31, 2017, our unrestricted cash balance was $441.8 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of March 31, 2017, we had $1.0 billion of consolidated debt, $506.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.7 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of March 31, 2017 is approximately 6 years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.6%. Including our variable-rate debt obligation based on the variable rate at March 31, 2017, the weighted average interest rate on our debt is 4.2%.

As of March 31, 2017, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $221.5 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2017. In March 2017, we purchased a new interest rate cap agreement that will continue to cap the interest rate at 4.25% until May 2019. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of March 31, 2017, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our 2017 year-to-date debt transactions is discussed below.

In January 2017, we received proceeds of $240.0 million in a  private placement of the Senior Notes. The private placement consisted of the Series A Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026, and the Series B Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028.

In January 2017, we used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

We may in the future seek to obtain mortgages on one or all of our 22 unencumbered hotels, 15 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 22 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Park City; Marriott Philadelphia; Marriott Portland; Marriott Quincy; Marriott Tysons Corner; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of March 31, 2017 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$997,346	$10,167	$234,213	$194,192	$558,774
Interest obligations on notes payable (1)	258,488	41,964	80,694	58,001	77,829
Capital lease obligations	15,575	1	2	3	15,569
Interest obligations on capital leases	97,697	1,402	2,804	2,803	90,688
Operating lease obligations	357,508	10,196	20,112	20,059	307,141
Construction commitments	46,139	46,139	—	—	—
Employment obligations	2,724	2,724	—	—	—
Total	$1,775,477	$112,593	$337,825	$275,058	$1,050,001

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at March 31, 2017, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $29.9 million in our portfolio during the first quarter of 2017. As of March 31, 2017, we have contractual construction commitments totaling $46.1 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of March 31, 2017, our balance sheet includes restricted cash of $62.7 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our  27 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 27 hotel Comparable Portfolio by quarter for 2016 and 2017 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2016:
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Sold hotel revenues (1)	(11,248)	(10,148)	(8,373)	(7,373)	(37,142)
Non-hotel revenues (2)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (3)	$262,923	$311,913	$295,141	$277,145	$1,147,122
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.9%	27.2%	25.7%	24.2%	100.00%

2017:
Total revenues	$280,743
Sold hotel revenues (1)	(3,541)
Non-hotel revenues (2)	(18)
Total Comparable Portfolio revenues (3)	$277,184

(1)	Sold hotel revenues include those generated by the Fairmont Newport Beach and the Sheraton Cerritos, which we sold in February 2017 and May 2016, respectively.
(2)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(3)	Total Comparable Portfolio revenues include those generated by our 27 hotel Comparable Portfolio.

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

As of March 31, 2017,  77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.0 million based on the variable rate at March 31, 2017. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.5 million, based on the variable rates at March 31, 2017.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	—	—	—
February 1, 2017 — February 28, 2017	249,303	$ 15.21	—
March 1, 2017 — March 31, 2017	—	—	—
Total	249,303	$ 15.21	—	$ 300,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting the statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to employees. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

3.2.3

Third Amendment to the Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of February 17, 2017 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed by the Company on February 21, 2017).

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

10.3

Amended and Restated Employment Agreement dated as of January 27, 2017, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and John V. Arabia (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on January 27, 2017).

10.4

Employment Agreement, dated as of January 27, 2017, by and between Sunstone Hotel Investors, Inc. and Robert Springer (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by the Company on January 27, 2017).

10.5

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2017; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 4, 2017	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)