Form 10-Q
period 2017-06-30
Sunstone Hotel Investors, Inc.
filed 2017-08-03
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

225,342,925 shares of Common Stock, $0.01 par value, as of July 31, 2017

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$597,318	$369,537
Restricted cash	66,415	67,923
Accounts receivable, net	46,319	39,337
Inventories	1,235	1,225
Prepaid expenses	8,817	10,489
Assets held for sale, net	—	79,113
Total current assets	720,104	567,624
Investment in hotel properties, net	3,104,969	3,158,219
Deferred financing fees, net	1,826	4,002
Other assets, net	15,050	9,389
Total assets	$3,841,949	$3,739,234
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,182	$36,110
Accrued payroll and employee benefits	20,231	24,896
Dividends and distributions payable	14,465	119,847
Other current liabilities	46,111	39,869
Current portion of notes payable, net	9,023	184,929
Liabilities of assets held for sale	—	3,153
Total current liabilities	119,012	408,804
Notes payable, less current portion, net	980,066	746,374
Capital lease obligations, less current portion	15,574	15,574
Other liabilities	36,631	36,650
Total liabilities	1,151,283	1,207,402
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 225,152,175 shares issued and outstanding at June 30, 2017 and 220,073,140 shares issued and outstanding at December 31, 2016	2,252	2,201
Additional paid in capital	2,672,216	2,596,620
Retained earnings	897,968	786,901
Cumulative dividends and distributions	(1,121,645)	(1,092,952)
Total stockholders’ equity	2,640,791	2,482,770
Noncontrolling interest in consolidated joint venture	49,875	49,062
Total equity	2,690,666	2,531,832
Total liabilities and equity	$3,841,949	$3,739,234

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Room	$223,653	$224,176	$414,020	$411,473
Food and beverage	78,621	81,298	154,122	152,532
Other operating	16,522	16,686	31,397	32,447
Total revenues	318,796	322,160	599,539	596,452
OPERATING EXPENSES
Room	54,557	54,517	105,849	105,561
Food and beverage	50,969	52,939	101,506	104,868
Other operating	4,033	4,132	7,864	8,188
Advertising and promotion	14,911	15,277	29,857	30,270
Repairs and maintenance	10,796	10,999	21,763	22,263
Utilities	7,291	7,348	14,513	14,862
Franchise costs	9,881	9,898	17,936	17,994
Property tax, ground lease and insurance	20,791	18,157	42,078	40,997
Other property-level expenses	35,766	37,982	70,504	72,695
Corporate overhead	7,573	6,809	14,352	13,526
Depreciation and amortization	39,525	40,680	80,332	80,727
Total operating expenses	256,093	258,738	506,554	511,951
Operating income	62,703	63,422	92,985	84,501
Interest and other income	849	355	1,570	844
Interest expense	(13,084)	(15,872)	(24,333)	(35,882)
Loss on extinguishment of debt	—	(154)	(4)	(259)
Gain on sale of assets	1,189	18,223	45,474	18,223
Income before income taxes	51,657	65,974	115,692	67,427
Income tax provision	(242)	(238)	(450)	(475)
NET INCOME	51,415	65,736	115,242	66,952
Income from consolidated joint venture attributable to noncontrolling interest	(2,183)	(1,655)	(4,175)	(3,305)
Preferred stock dividends and redemption charge	(3,207)	(6,783)	(6,414)	(9,549)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,025	$57,298	$104,653	$54,098

COMPREHENSIVE INCOME	$51,415	$65,736	$115,242	$66,952
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,025	$57,298	$104,653	$54,098
Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.21	$0.26	$0.47	$0.25
Basic and diluted weighted average common shares outstanding	220,130	215,385	219,614	214,136

Distributions declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2016 (audited)	4,600,000	$115,000	3,000,000	$75,000	220,073,140	$2,201	$2,596,620	$786,901	$(1,092,952)	$49,062	$2,531,832
Net proceeds from sale of common stock	—	—	—	—	4,685,023	47	74,744	—	—	—	74,791
Deferred stock compensation, net	—	—	—	—	394,012	4	852	—	—	—	856
Common stock distributions and distributions payable at $0.10 per share year to date	—	—	—	—	—	—	—	—	(22,279)	—	(22,279)
Series E preferred stock dividends and dividends payable at $0.86875 per share year to date	—	—	—	—	—	—	—	—	(3,996)	—	(3,996)
Series F preferred stock dividends and dividends payable at $0.80625 per share year to date	—	—	—	—	—	—	—	—	(2,418)	—	(2,418)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,362)	(3,362)
Net income	—	—	—	—	—	—	—	111,067	—	4,175	115,242
Balance at June 30, 2017	4,600,000	$115,000	3,000,000	$75,000	225,152,175	$2,252	$2,672,216	$897,968	$(1,121,645)	$49,875	$2,690,666

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,242	$66,952
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	310	309
Gain on sale of assets, net	(45,750)	(18,234)
Loss on extinguishment of debt	4	259
Loss on derivatives, net	349	9,184
Depreciation	79,029	79,119
Amortization of franchise fees and other intangibles	1,624	1,750
Amortization of deferred financing fees	1,157	1,104
Amortization of deferred stock compensation	4,340	4,077
Changes in operating assets and liabilities:
Restricted cash	4,009	15,759
Accounts receivable	(6,844)	(14,831)
Inventories	22	84
Prepaid expenses and other assets	2,804	2,362
Accounts payable and other liabilities	3,403	6,016
Accrued payroll and employee benefits	(5,416)	(4,759)
Net cash provided by operating activities	154,283	149,151
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	150,155	41,171
Restricted cash — replacement reserve	(2,501)	(1,914)
Acquisition deposit	(7,000)	—
Acquisition of air rights	—	(2,447)
Renovations and additions to hotel properties	(59,499)	(100,034)
Payment for interest rate derivative	(19)	—
Net cash provided by (used in) investing activities	81,136	(63,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	190,000
Payment of preferred stock offering costs	—	(6,640)
Redemption of preferred stock	—	(115,000)
Proceeds from common stock offerings	76,218	—
Payment of common stock offering costs	(1,427)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(181,186)	(193,446)
Payments of costs related to extinguishment of notes payable	—	(153)
Payments of deferred financing costs	(13)	(77)
Dividends and distributions paid	(134,075)	(199,555)
Distributions to noncontrolling interest	(3,362)	(2,800)
Net cash used in financing activities	(7,638)	(230,312)
Net increase (decrease) in cash and cash equivalents	227,781	(144,385)
Cash and cash equivalents, beginning of period	369,537	499,067
Cash and cash equivalents, end of period	$597,318	$354,682
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$17,686	$25,809
Cash paid for income taxes	$447	$709
NONCASH INVESTING ACTIVITY
Increase (decrease) in accounts payable related to renovations and additions to hotel properties and other assets	$(6,776)	$3,072
Amortization of deferred stock compensation — construction activities	$309	$486
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$—	$4,052
Issuance of common stock distributions	$—	$78,823
Dividends and distributions payable	$14,465	$13,898

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of June 30, 2017, the Company had interests in 26 hotels (the “26 hotels”), and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	4
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1

Total hotels held for investment	26

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.

Noncontrolling interest at both June 30, 2017 and December 31, 2016 represents the outside 25.0% equity interest in the Hilton San Diego Bayfront, which the Company includes in its financial statements on a consolidated basis.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$51,415	$65,736	$115,242	$66,952
Income from consolidated joint venture attributable to noncontrolling interest	(2,183)	(1,655)	(4,175)	(3,305)
Preferred stock dividends and redemption charge	(3,207)	(6,783)	(6,414)	(9,549)
Distributions paid on unvested restricted stock compensation	(60)	(58)	(120)	(118)
Undistributed income allocated to unvested restricted stock compensation	(188)	(252)	(437)	(170)
Numerator for basic and diluted income attributable to common stockholders	$45,777	$56,988	$104,096	$53,810
Denominator:
Weighted average basic and diluted common shares outstanding	220,130	215,385	219,614	214,136
Basic and diluted income attributable to common stockholders per common share	$0.21	$0.26	$0.47	$0.25

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2017 and 2016, as their inclusion would have been anti-dilutive.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 will become effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. Upon adoption of this standard, amounts included in restricted cash on the Company’s consolidated balance sheets will be included with cash and cash equivalents on its consolidated statements of cash flows. These amounts totaled $66.4 million and $67.9 million at June 30, 2017 and December 31, 2016, respectively. The adoption of this standard will not change the Company’s balance sheet presentation.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU No. 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications, but it does not change the accounting for modifications. Under ASU No. 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: the award’s fair value (or calculated or intrinsic value, if those measurement methods are used); the award’s vesting conditions; and the award’s classification as an equity or liability instrument. ASU No. 2017-09 will become effective in the first quarter of 2018, with early adoption permitted. The Company does not believe that the adoption of ASU No. 2017-09 will have an impact on its consolidated financial statements unless it changes the terms or conditions of its grants in the future.

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary is reported at the consolidated amount, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At both June 30, 2017 and December 31, 2016, the noncontrolling interest reported in the Company’s financial statements included the 25.0% outside ownership in the Hilton San Diego Bayfront.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment in accordance with the Segment Reporting Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Land	$529,401	$531,660
Buildings and improvements	3,163,757	3,135,806
Furniture, fixtures and equipment	522,623	512,372
Intangible assets	48,759	49,015
Franchise fees	980	1,021
Construction in process	34,805	65,449
Investment in hotel properties, gross	4,300,325	4,295,323
Accumulated depreciation and amortization	(1,195,356)	(1,137,104)
Investment in hotel properties, net	$3,104,969	$3,158,219

4. Disposals

In June 2017, the Company sold the 199-room Marriott Park City located in Park City, Utah for net proceeds of $27.0 million. The Company recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

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

The following table provides summary results of operations for the Marriott Park City and the Fairmont Newport Beach, as well as the Sheraton Cerritos that was sold during 2016,  all of which are included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,243	$11,667	$9,980	$27,440
Income (loss) before income taxes	$(500)	$791	$2,466	$3,649
Gain on sale of assets	$1,189	$18,223	$45,474	$18,223

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of June 30, 2017 and December 31, 2016, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of June 30, 2017 and December 31, 2016, the only financial instruments that the Company measures at fair value are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2017 (unaudited):
Interest rate cap derivative	$2	$—	$2	$—
Interest rate swap derivatives	1,417	—	1,417	—
Life insurance policy (1)	647	—	647	—
Total assets measured at fair value at June 30, 2017	$2,066	$—	$2,066	$—
December 31, 2016:
Interest rate cap derivative	$—	$—	$—	$—
Interest rate swap derivatives	1,749	—	1,749	—
Life insurance policy (1)	861	—	861	—
Total assets measured at fair value at December 31, 2016	$2,610	$—	$2,610	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2017 (unaudited):
Retirement benefit agreement (1)	$647	$—	$647	$—
Total liabilities measured at fair value at June 30, 2017	$647	$—	$647	$—

December 31, 2016:
Retirement benefit agreement (1)	$861	$—	$861	$—
Total liabilities measured at fair value at December 31, 2016	$861	$—	$861	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.4 million through June 30, 2017, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2017 (unaudited) and December 31, 2016 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2017	2016
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$ N/A	$ N/A	$—
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$110,504	2	N/A
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	1,164	1,336
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	253	413
							$1,419	$1,749

(1)

In March 2017, the Company purchased a new interest rate cap agreement for $19,000 related to the loan secured by the Hilton San Diego Bayfront. The new agreement, whose terms are substantially the same as the terms under the expiring cap agreement, effectively replaced the expiring agreement on May 1, 2017. The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets.

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

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases to interest expense for the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss on derivatives, net	$1,006	$2,782	$349	$9,184

Fair Value of Debt

As of June 30, 2017 and December 31, 2016,  77.8% and 76.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company’s principal value of its consolidated debt totaled $994.8 million and $935.9 million as of June 30, 2017 and December 31, 2016, respectively. Using Level 3 measurements, the Company estimates that the fair market value of its debt totaled $992.6 million and $930.7 million as of June 30, 2017 and December 31, 2016, respectively.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Property and equipment, net	$607	$779
Goodwill	990	990
Acquisition deposit	7,000	—
Deferred expense on straight-lined third-party tenant leases	2,896	2,876
Interest rate derivatives	1,419	1,749
Other receivables	1,045	1,673
Other	1,093	1,322
Total other assets net	$15,050	$9,389

The property and equipment, net noted above consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Cost basis	$10,875	$10,807
Accumulated depreciation	(10,268)	(10,028)
Property and equipment, net	$607	$779

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at June 30, 2017, and five hotel properties at December 31, 2016.	$349,023	$528,604
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	220,736	222,340
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	—
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	—
Total notes payable	$994,759	$935,944

Current portion of notes payable	$10,292	$186,034
Less: current portion of deferred financing fees	(1,269)	(1,105)
Carrying value of current portion of notes payable	$9,023	$184,929

Notes payable, less current portion	$984,467	$749,910
Less: long-term portion of deferred financing fees	(4,401)	(3,536)
Carrying value of notes payable, less current portion	$980,066	$746,374

Notes Payable Transactions - 2017

In January 2017, the Company received proceeds of $240.0 million in a  private placement of senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes,” together the “Senior Notes”).

In January 2017, the Company used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$11,499	$12,541	$22,827	$25,594
Loss on derivatives, net	1,006	2,782	349	9,184
Amortization of deferred financing fees	579	549	1,157	1,104
Total interest expense	$13,084	$15,872	$24,333	$35,882

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Property, sales and use taxes payable	$19,164	$16,965
Income tax payable	180	211
Accrued interest	6,889	1,996
Advance deposits	13,994	14,505
Management fees payable	1,130	1,645
Other	4,754	4,547
Total other current liabilities	$46,111	$39,869

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Deferred gain on sale of asset	$7,000	$7,000
Deferred revenue	6,018	6,045
Deferred rent	19,681	19,807
Deferred incentive management fees	433	—
Other	3,499	3,798
Total other liabilities	$36,631	$36,650

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated,  J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During the first six months of 2017, the Company received gross proceeds of $76.2 million, and paid $1.4 million in costs, from the issuance of 4,685,023 shares of its common stock in connection with the ATM Agreements. As of June 30, 2017, the Company has $223.8 million available for sale under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of June 30, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

In accordance with the Compensation Topic of the FASB ASC, the Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$2,591	$2,463	$4,340	$4,077

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During both the three months ended June 30, 2017 and 2016, these capitalized costs totaled $0.2 million. During the six months ended June 30, 2017 and 2016, these capitalized costs totaled $0.3 million and $0.5 million, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire on April 27, 2018. The exercise price of the Options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and six months ended June 30, 2017 and 2016 were included in other property-level expenses on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$8,942	$8,953	$16,837	$16,620
Incentive management fees	1,800	1,490	4,353	3,194
Total basic and incentive management fees	$10,742	$10,443	$21,190	$19,814

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

Total license and franchise fees incurred by the Company during the three and six months ended June 30, 2017 and 2016 were included in franchise costs on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$7,175	$7,067	$13,102	$12,880
Franchise royalties	2,706	2,831	4,834	5,114
Total franchise costs	$9,881	$9,898	$17,936	$17,994

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At June 30, 2017, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2017 totaled $50.3 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

The capital lease asset was included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Accumulated depreciation	(7,472)	(6,738)
Net capital lease asset - buildings and improvements	$51,327	$52,061

Future minimum lease payments under the Company’s capital lease together with the present value of the net minimum lease payments as of June 30, 2017 are as follows (in thousands):

2017	$1,403
2018	1,403
2019	1,403
2020	1,403
2021	1,403
Thereafter	105,908
Total minimum lease payments (1)	112,923
Less: Amount representing interest (2)	(97,348)
Present value of net minimum lease payments (3)	$15,575

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. No percentage rent was due during the three and six months ended June 30, 2017 and 2016.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of June 30, 2017 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $15.6 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and six months ended June 30, 2017 and 2016 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,340	$2,210	$4,680	$4,606
Percentage rent (1)	1,755	2,465	3,340	4,525
Total	$4,095	$4,675	$8,020	$9,131

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to a  lease on the corporate facility totaled $0.1 million for both the three months ended June 30, 2017 and 2016,  and $0.2 million for both the six months ended June 30, 2017 and 2016, and is included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, Illinois, Massachusetts and the greater Washington DC area exposes the Company’s business to economic conditions, competition and real and personal property tax rates unique to these locales. As of June 30, 2017,  16 of the Company’s 26 hotels were concentrated in California, Illinois, Massachusetts and the greater Washington DC area as follows:

				Greater
				Washington DC
	California	Illinois	Massachusetts	Area
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Number of hotels	7	3	3	3
Percentage of total rooms	29%	9%	15%	14%
Percentage of total consolidated revenue during the past 12 months	34%	7%	16%	14%

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

At June 30, 2017, the Company had $0.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2017.

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

12. Subsequent Events

During the first week of July 2017, the Company received gross proceeds of $3.2 million, and paid $0.1 million in costs, from the issuance of 191,832 shares of its common stock in connection with the ATM Agreements. The shares were sold at the end of June, but due to customary settlement periods, the shares were not delivered until July. As of July 31, 2017, the Company has $220.6 million available for sale under the ATM Agreements.

On July 25, 2017, the Company acquired the 175-room Oceans Edge Hotel & Marina located in Key West, Florida for a contractual purchase price of $175.0 million. The newly constructed and recently opened fee simple hotel also includes a marina, wet and dry boat slips and a marina fuel station. The Company funded the acquisition with available cash on hand, including proceeds from the recent sales of the Marriott Park City and the Fairmont Newport Beach, as well as net proceeds received from the Company’s recent equity issuances under its ATM Agreements. The Company is in the process of assessing the fair value of the acquired tangible assets, and any applicable intangible assets, and liabilities for this business combination.

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

•

rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, increases in minimum wages, changes in work rules or additional costs incurred from new or renegotiated labor contracts;

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 26 hotels held for investment as of June 30, 2017;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

•

our hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations;

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

We own primarily urban and resort upper upscale hotels in the United States. As of June 30, 2017, we had interests in 26 hotels (the “26 hotels”). Of the 26 hotels, we classify 23 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but one (the Boston Park Plaza) of our 26 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2017, the hotels comprising our 26 hotel portfolio average 501 rooms in size.

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of long-term relevant lodging real estate. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

2017 Year-To-Date Highlights

In January 2017, we received proceeds of $240.0 million in a private placement of senior unsecured notes. The private placement consisted of $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026 (the “Series A Senior Notes”), and $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028 (the “Series B Senior Notes,” together the “Senior Notes”).

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

In February 2017,  we entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, we may from time to time offer and sell our shares of common stock having an aggregate offering price of up to $300.0 million. During the first six months of 2017, we received gross proceeds of $76.2 million, and paid $1.4 million in costs, from the issuance of 4,685,023 shares of our common stock in connection with the ATM Agreements. As of June 30, 2017, we have $223.8 million available for sale under the ATM Agreements.

In February 2017, our board of directors authorized a share repurchase plan to acquire up to $300.0 million of our common and preferred stock. As of June 30, 2017, no shares of either our common or preferred stock have been repurchased. Future purchases will depend on various factors, including our capital needs, as well as our common and preferred stock price.

In June 2017, we sold the 199-room Marriott Park City, Utah for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

•	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

•	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

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

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Sheraton Cerritos in May 2016, the Fairmont Newport Beach in February 2017 and the Marriott Park City in June 2017, as none of these sales qualified as a discontinued operation;

•

Income tax provision, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront; and

•

Preferred stock dividends and redemption charge, which includes dividends accrued on our Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) until its redemption in April 2016, as well as dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”), both of which were issued in 2016, along with any redemption charges for perpetual stock redemptions made in excess of net carrying value.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio includes all of the 26 hotels;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss), excluding: noncontrolling interests; interest expense; benefit or provision for income taxes, including any changes to deferred tax assets or the valuation allowance, and income taxes applicable to the sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; prior year property tax assessments or credits; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: penalties; written-off deferred financing costs; non-real estate-related impairment losses; income tax benefits or provisions associated with any changes to deferred tax assets or the valuation allowance, the application of net operating loss carryforwards and uncertain tax positions; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2016, Comparable Portfolio RevPAR, which was affected by significant repositionings at both the Boston Park Plaza and the Wailea Beach Resort, increased 0.7% as compared to 2015, with a 40 basis point decrease in occupancy. With these two significant repositionings complete, our second quarter and year-to-date Comparable Portfolio RevPAR increased 2.5% and 3.9%, respectively, in 2017 as compared to the same periods in 2016. Occupancy decreased 60 basis points and 30 basis points during the three and six months ended June 30, 2017 as compared to the same periods in 2016.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Chicago, Houston, Los Angeles, New York City and Washington DC where there are currently higher-than-average supplies of new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to absorb demand for lodging.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 100 basis points during the first six months of 2017 as compared to the same period in 2016. The increase in our Comparable Portfolio RevPAR index was due in part to increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning and at our Hyatt Regency Newport Beach due to less competition from area hotels under renovation, along with a strong group base that allowed the hotel to increase rates. These increases were partially offset by decreased rates at our Courtyard by Marriott Los Angeles and Renaissance Los Angeles Airport due to increased competition from area hotels that were under renovation during the first six months of 2016, and at our New Orleans hotels due to a weak 2017 convention calendar.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2017	2016	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$223,653	$224,176	$(523)	(0.2)%
Food and beverage	78,621	81,298	(2,677)	(3.3)%
Other operating	16,522	16,686	(164)	(1.0)%
Total revenues	318,796	322,160	(3,364)	(1.0)%
OPERATING EXPENSES
Hotel operating	173,229	173,267	(38)	—%
Other property-level expenses	35,766	37,982	(2,216)	(5.8)%
Corporate overhead	7,573	6,809	764	11.2%
Depreciation and amortization	39,525	40,680	(1,155)	(2.8)%
Total operating expenses	256,093	258,738	(2,645)	(1.0)%
Operating income	62,703	63,422	(719)	(1.1)%
Interest and other income	849	355	494	139.2%
Interest expense	(13,084)	(15,872)	2,788	17.6%
Loss on extinguishment of debt	—	(154)	154	100.0%
Gain on sale of assets	1,189	18,223	(17,034)	(93.5)%
Income before income taxes	51,657	65,974	(14,317)	(21.7)%
Income tax provision	(242)	(238)	(4)	(1.7)%
NET INCOME	51,415	65,736	(14,321)	(21.8)%
Income from consolidated joint venture attributable to noncontrolling interest	(2,183)	(1,655)	(528)	(31.9)%
Preferred stock dividends and redemption charge	(3,207)	(6,783)	3,576	52.7%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,025	$57,298	$(11,273)	(19.7)%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2017	2016	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$414,020	$411,473	$2,547	0.6%
Food and beverage	154,122	152,532	1,590	1.0%
Other operating	31,397	32,447	(1,050)	(3.2)%
Total revenues	599,539	596,452	3,087	0.5%
OPERATING EXPENSES
Hotel operating	341,366	345,003	(3,637)	(1.1)%
Other property-level expenses	70,504	72,695	(2,191)	(3.0)%
Corporate overhead	14,352	13,526	826	6.1%
Depreciation and amortization	80,332	80,727	(395)	(0.5)%
Total operating expenses	506,554	511,951	(5,397)	(1.1)%
Operating income	92,985	84,501	8,484	10.0%
Interest and other income	1,570	844	726	86.0%
Interest expense	(24,333)	(35,882)	11,549	32.2%
Loss on extinguishment of debt	(4)	(259)	255	98.5%
Gain on sale of assets	45,474	18,223	27,251	149.5%
Income before income taxes	115,692	67,427	48,265	71.6%
Income tax provision	(450)	(475)	25	5.3%
NET INCOME	115,242	66,952	48,290	72.1%
Income from consolidated joint venture attributable to noncontrolling interest	(4,175)	(3,305)	(870)	(26.3)%
Preferred stock dividends and redemption charge	(6,414)	(9,549)	3,135	32.8%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$104,653	$54,098	$50,555	93.5%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio (26 hotels).

	Three Months Ended June 30,
	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	86.7%	$216.84	$188.00	87.3%	$210.09	$183.41	(60)	bps	3.2%	2.5%

	Six Months Ended June 30,
	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	82.2%	$210.05	$172.66	82.5%	$201.47	$166.21	(30)	bps	4.3%	3.9%

Room revenue. Room revenue decreased $0.5 million, or 0.2%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as follows:

The decrease in room revenue during the second quarter of 2017 as compared to the same period in 2016 was due to our sales of the Sheraton Cerritos in May 2016, the Fairmont Newport Beach in February 2017 and the Marriott Park City in June 2017 (the “Three Sold Hotels”). The sale of the Three Sold Hotels caused room revenue to decrease by $6.3 million in the second quarter of 2017 as compared to the same period in 2016.

Room revenue generated by the 26 hotels we owned as of June 30, 2017 (our “Existing Portfolio”), increased $5.8 million during the second quarter of 2017 as compared to the same period in 2016 due to an increase in ADR ($7.3 million), partially offset by a decrease in occupancy ($1.5 million). The increase in ADR was primarily driven by double digit ADR growth post-repositioning at both the Boston Park Plaza and the Wailea Beach Resort, and by strong demand at the Marriott Boston Long Wharf. During the second quarter of 2016, a combined total of 10,512 room nights were out of service at the Boston Park Plaza and the Wailea Beach Resort, displacing approximately $2.5 million in room revenue based on the hotels achieving a potential combined 87.2% occupancy rate and combined RevPAR of $201.83 without the renovations. These increases in ADR were partially offset by weak convention calendars in both Baltimore and New Orleans, a weak energy market in Houston, and increased competition in both Chicago and New York City. In addition, ADR decreased in San Francisco due to a lack of group room night demand in the city (or “compression”) caused by a significant renovation at the Moscone Convention Center, which led to a market-wide change in strategy to lower rates in order to increase transient occupancy.

The decrease in our Existing Portfolio’s occupancy during the second quarter of 2017 as compared to the same period in 2016 was caused by 11,460 fewer group room nights, partially offset by 6,222 more transient room nights. Group room nights decreased in Baltimore and New Orleans due to weak convention calendars, and in Orlando due to the calendar shift moving Easter from the first quarter last year to the second quarter this year. In addition, group room nights in San Francisco decreased due to fewer conventions during the second quarter of 2017 as compared to the same period in 2016 due to the significant renovation occurring at the Moscone Convention Center, and in Houston due to a weak energy market. These decreases were partially offset by increases in group room nights at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, at the Hilton San Diego Bayfront due to a stronger convention calendar this year and at the Hyatt Regency Newport Beach due to the addition of several new groups at the hotel this year. While weak convention calendars and the Easter calendar shift negatively affected both ADR and group room nights at some of our hotels, the shift benefited the transient market at our New Orleans, Orlando, San Francisco and Wailea hotels, where transient room nights increased during the second quarter of 2017 as compared to the same period in 2016. These increases were partially offset by decreases in transient room nights at our Houston hotels due to a weak energy market combined with a decline in contract business.

Room revenue increased $2.5 million, or 0.6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

Room revenue generated by our Existing Portfolio, increased $13.8 million during the first half of 2017 as compared to the same period in 2016 due to an increase in ADR ($15.2 million), partially offset by a decrease in occupancy ($1.4 million). The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Diego and Washington DC. In addition, both the Renaissance Washington DC and the Marriott Tysons Corner experienced double-digit ADR growth as a result of the Presidential inauguration and the Women’s March on Washington. Finally, both the Boston Park Plaza and the Wailea Beach Resort experienced double digit ADR growth post-repositioning. During the first six months of 2016, a combined total of 14,889 room nights were out of service at these two hotels, displacing approximately $3.3 million in room revenue based on the hotels achieving a potential combined 76.6% occupancy rate and combined RevPAR of $156.76 without the renovations. These increases in ADR were partially offset by weak markets and convention calendars in Baltimore, Houston and New Orleans, increased competition in New York City and a weak energy market in Houston.

The decrease in our Existing Portfolio’s occupancy during the first six months of 2017 as compared to the same period in 2016 was caused by 8,383 fewer transient room nights, combined with 5,479 fewer group room nights. Both transient and group room nights decreased at our Houston hotels due to a weak energy market combined with a decline in contract business. Transient room nights decreased due to a weak Chicago market combined with excess supply, and due to several of our hotels who pushed transient rate at the expense of occupancy. Group room nights decreased in New Orleans and San Francisco due to weak convention calendars.

The increase in our Existing Portfolio’s room revenue was partially offset by the impact on revenue from our sales of the Three Sold Hotels, which caused room revenue to decrease by $11.3 million in the first half of 2017 as compared to the same period in 2016.

Food and beverage revenue. Food and beverage revenue decreased $2.7 million, or 3.3%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as follows:

The Three Sold Hotels caused food and beverage revenue to decrease by $3.5 million in the second quarter of 2017 as compared to the same period in 2016.

Food and beverage revenue generated by our Existing Portfolio increased $0.8 million during the second quarter of 2017 as compared to the same period in 2016 primarily due to increased banquet and outlet revenue at the Boston Park Plaza and the Wailea Beach Resort due to additional restaurant and meeting space options available post-repositioning, as well as outlet revenue at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept. In addition, banquet revenue increased during the second quarter of 2017 as compared to the same period in 2016 at the Hilton San Diego Bayfront due to a stronger convention calendar this year and at the Hyatt Regency Newport Beach due to the addition of new groups with banquet functions this year. These increases were partially offset by a temporary decrease in outlet revenue due to a restaurant renovation during the second quarter of 2017 at the Marriott Quincy, and at the Renaissance Washington DC due to the leasing of a previously run outlet, along with decreased guest capture at the remaining outlets. In addition, banquet revenue decreased at the Hyatt San Francisco, the Renaissance Orlando at SeaWorld® and the Houston hotels due to the decrease in group room nights. Also, room service revenue decreased at the Hilton Times Square due to the suspension of this dining option and at the Hyatt Regency San Francisco due to the restructuring of this dining option.

Food and beverage revenue increased $1.6 million, or 1.0%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

Food and beverage revenue generated by our Existing Portfolio increased $6.9 million during the first six months of 2017 as compared to the same period in 2016 primarily due to increased banquet and outlet revenue at the Boston Park Plaza and the Wailea Beach Resort due to additional restaurant and meeting space options available post-repositioning, and the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept. In addition, banquet revenue increased during the first half of 2017 as compared to the same period in 2016 at the Hilton San Diego Bayfront due to a stronger convention calendar this year and at the Hyatt Regency Newport Beach due to the addition of new groups with banquet functions this year. These increases were partially offset by temporary decreases in outlet revenue due to restaurant renovations during the first six months of 2017 at the Marriott Quincy and the Renaissance Los Angeles Airport, as well as decreased banquet revenue at the Marriott Quincy due to renovation of the function space during the first quarter of 2017, and at the Hilton Times Square due to the elimination of meeting space during the second half of 2016. In addition, room service revenue decreased at the Hilton Times Square due to the suspension of this dining option and at the Hyatt Regency San Francisco due to the restructuring of this dining option.

The increase in our Existing Portfolio’s food and beverage revenue was partially offset by the Three Sold Hotels, which caused food and beverage revenue to decrease by $5.3 million in the first half of 2017 as compared to the same period in 2016.

Other operating revenue. Other operating revenue decreased $0.2 million, or 1.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as follows:

The Three Sold Hotels caused other operating revenue to decrease by $0.6 million in the second quarter of 2017 as compared to the same period in 2016.

Other operating revenue in our Existing Portfolio increased $0.4 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to our managers taking a more aggressive stance on collecting attrition and cancellation revenues, along with increased resort fees. These increases in other operating revenue were partially offset by decreases in parking revenue, telephone/internet revenue and commissions.

Other operating revenue decreased $1.1 million, or 3.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

Other operating revenue in our Existing Portfolio decreased $0.2 million for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to decreases in parking revenue, resort fees, telephone/internet revenue, tenant lease revenue and commissions. These decreases in other operating revenue during the first six months of 2017 as compared to the same period in 2016 were partially offset by increased retail revenue at the Wailea Beach Resort, combined with increases in attrition and cancellation revenue.

The Three Sold Hotels caused other operating revenue to decrease by $0.9 million in the first half of 2017 as compared to the same period in 2016.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses remained relatively flat during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as increased expenses in our Existing Portfolio were offset by decreases caused by the Three Sold Hotels as follows:

Hotel operating expenses in our Existing Portfolio increased $6.3 million during the three months ended June 30, 2017 as compared to the same period in 2016. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and retail revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the second quarter of 2017 as compared to the same period in 2016 due to the following increased expenses: advertising and promotion at both the Boston Park Plaza and the Wailea Beach Resort to promote the hotels post-repositioning; repairs and maintenance due to increased payroll and related costs in this department, along with increased building maintenance; utilities due to increased water and sewer costs; franchise costs due to the increase in revenues; property taxes as the decreased assessments received at our three Chicago hotels during the second quarter of 2017 were less than the decreased assessments received at these hotels during the second quarter of 2016; and Hawaii general excise tax (“GET”) due to higher revenue at the Wailea Beach Resort post-repositioning. These increases in hotel operating expenses were partially offset by the following decreased expenses: property insurance due to a credit received when the plan year ended in June 2017; and building rent at the Hyatt Centric Chicago Magnificent Mile due to an operating expense credit received from the landlord in the second quarter of 2017.

The Three Sold Hotels caused hotel operating expenses to decrease by $6.3 million in the second quarter of 2017 as compared to the same period in 2016.

Hotel operating expenses decreased $3.6 million, or 1.1%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

The Three Sold Hotels caused hotel operating expenses to decrease by $11.0 million in the first six months of 2017 as compared to the same period in 2016.

Hotel operating expenses in our Existing Portfolio increased $7.4 million during the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to the same reasons noted above in the discussion regarding the second quarter, with two exceptions: building rent at the Hyatt Centric Chicago Magnificent Mile increased during the first six months of 2017 as compared to the same period in 2016 as the operating expense credit received from the landlord was less in 2017 than it was in 2016; and utilities decreased during the first six months of 2017 as compared to the same period in 2016 due to decreased electricity costs.

Other property-level expenses.  Other property-level expenses decreased $2.2 million, or 5.8%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as follows:

Other property-level expenses in our Existing Portfolio decreased $0.9 million in the second quarter of 2017 as compared to the same period in 2016, primarily due to decreased legal fees as we recognized a $1.0 million lease termination fee in the second quarter of 2016, combined with decreased contract and professional fees and purchase rebates. These decreases were partially offset by increases in the following expenses caused by higher revenue: management fees; supplies; payroll and related costs; licenses and permits; and credit and collection expenses.

The Three Sold Hotels caused other property-level expenses to decrease by $1.3 million in the second quarter of 2017 as compared to the same period in 2016.

Other property-level expenses decreased $2.2 million, or 3.0%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

The Three Sold Hotels caused other property-level expenses to decrease by $2.3 million in the first half of 2017 as compared to the same period in 2016.

Other property-level expenses in our Existing Portfolio increased $0.1 million in the first half of 2017 as compared to the same period in 2016, primarily due to increases in the following expenses caused by higher revenue: management fees; supplies; credit and collection expenses; payroll and related costs; and employee relocation, recruitment and training. Partially offsetting these increased expenses, legal fees decreased during the first half of 2017 as compared to the same period in 2016 as we recognized a $1.0 million lease termination fee in the second quarter of 2016, combined with decreased contract and professional fees and purchase rebates.

Corporate overhead expense.  Corporate overhead expense increased $0.8 million, or 11.2%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased due diligence costs, the majority of which relates to our purchase of the Oceans Edge Hotel & Marina in July 2017, combined with increased deferred stock compensation expense and employee relations and recruitment expense.

Corporate overhead expense increased $0.8 million, or 6.1%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to the same reasons noted above in the discussion regarding the second quarter, combined with increased GET recognized during the first quarter of 2017 related to a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort. These increases in corporate overhead expense during the first six months of 2017 as compared to the same period in 2016 were partially offset by decreased payroll and related costs, as well as decreased legal fees.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $1.2 million, or 2.8%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $1.5 million in the second quarter of 2017 as compared to the same period in 2016.

Depreciation and amortization expense in our Existing Portfolio increased $0.3 million in the second quarter of 2017 as compared to the same period in 2016, due to additional depreciation recognized at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreases in depreciation due to fully depreciated assets.

Depreciation and amortization expense decreased $0.4 million, or 0.5%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $2.9 million in the first half of 2017 as compared to the same period in 2016.

Depreciation and amortization expense in our Existing Portfolio increased $2.5 million in the first half of 2017 as compared to the same period in 2016, due to the same reasons noted above in the discussion regarding the second quarter.

Interest and other income.  Interest and other income increased $0.5 million, or 139.2%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. During the second quarter of 2017, we recognized $0.7 million in interest and miscellaneous income and $0.1 million in energy rebates due to energy efficient renovations at our hotels. In the second quarter of 2016, we recognized $0.3 million in interest and miscellaneous income and $0.1 million in energy rebates due to energy efficient renovations at our hotels.

Interest and other income increased $0.7 million, or 86.0%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the first six months of 2017, we recognized $1.1 million in interest and miscellaneous income, and $0.2 million in energy rebates due to energy efficient renovations at our hotels. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011. With the receipt of the $0.3 million during the first quarter of 2017, the earn-out is complete. In the first six months of 2016, we recognized $0.5 million in interest and miscellaneous income and $0.3 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense on debt and capital lease obligations	$11,499	$12,541	$22,827	$25,594
Loss on derivatives, net	1,006	2,782	349	9,184
Amortization of deferred financing fees	579	549	1,157	1,104
	$13,084	$15,872	$24,333	$35,882

Interest expense decreased $2.8 million, or 17.6%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, and decreased $11.5 million, or 32.2%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Interest expense on our debt and capital lease obligations decreased $1.0 million and $2.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 as a result of lower balances due to monthly amortization and loan repayments during 2016 and 2017. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest on our variable rate debt, as well as interest on our Senior Notes issued in January 2017. In addition, changes in the fair market values of our derivatives decreased interest expense $1.8 million and $8.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Finally, while amortization of deferred financing fees remained relatively flat in the second quarter of 2017 as compared to the same period in 2016, amortization of deferred financing fees increased interest expense by $0.1 million during the six months ended June 30, 2017 as compared to the same period in 2016 due to additional fees incurred on our Senior Notes issued in January 2017.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.3% at both June 30, 2017 and 2016, respectively. Approximately 77.8% of our outstanding notes payable had fixed interest rates at both June 30, 2017 and 2016.

For information regarding our 2017 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $4,000 and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf. During the first six months of 2016, we recognized losses of $0.1 million during the first quarter and $0.2 million during the second quarter related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively.

Gain on sale of assets. Gain on sale of assets totaled $1.2 million and $45.5 million for the three and six months ended June 30, 2017, respectively, and $18.2 million for both the three and six months ended June 30, 2016. During the first six months of 2017, we recognized a $44.3 million net gain on the sale of the Fairmont Newport Beach during the first quarter, and a $1.2 million net gain on the sale of the Marriott Park City during the second quarter. Neither of these sales qualified as a discontinued operation. During the three and six months ended June 30, 2016, we recognized an $18.2 million net gain on the sale of the Sheraton Cerritos, which did not qualify as a discontinued operation.

Income tax provision. Income tax provision totaled $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.5 million for both the six months ended June 30, 2017 and 2016. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. During the second quarter and first six months of 2017, we recognized combined federal and state income tax expense of $0.2 million and $0.5 million, respectively, based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities. During the second quarter and first six months of 2016, we recognized combined federal and state income tax expense of $0.2 million and $0.5 million, respectively, based on 2016 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.2 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. Consistent with the Presentation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), our net income for the three and six months ended June 30, 2017 and 2016 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.2 million and $1.7 million during the second quarter of 2017 and 2016, respectively, and $4.2 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively.

Preferred stock dividends and redemption charge.  Preferred stock dividends and redemption charge were incurred as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series D preferred stock	$—	$128	$—	$2,428
Series E preferred stock	1,998	1,998	3,996	2,464
Series F preferred stock	1,209	605	2,418	605
Redemption charge on Series D preferred stock	—	4,052	—	4,052
	$3,207	$6,783	$6,414	$9,549

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

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$51,415	$65,736	$115,242	$66,952
Operations held for investment:
Depreciation and amortization	39,525	40,680	80,332	80,727
Amortization of lease intangibles	63	64	126	127
Interest expense	13,084	15,872	24,333	35,882
Income tax provision	242	238	450	475
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,183)	(1,655)	(4,175)	(3,305)
Depreciation and amortization	(612)	(870)	(1,487)	(1,735)
Interest expense	(488)	(414)	(945)	(827)
EBITDA	101,046	119,651	213,876	178,296

Operations held for investment:
Amortization of deferred stock compensation	2,591	2,463	4,340	4,077
Amortization of favorable and unfavorable contracts, net	96	19	195	15
Noncash ground rent	(285)	460	(560)	948
Capital lease obligation interest — cash ground rent	(351)	(351)	(702)	(702)
Gain on sale of assets, net	(1,180)	(18,227)	(45,750)	(18,234)
Loss on extinguishment of debt	—	154	4	259
Closing costs - completed acquisitions	374	—	374	—
Prior year property tax adjustments, net	(101)	(3,943)	(101)	(4,040)
Property-level restructuring, severance and management transition costs	—	—	—	1,560
Lease termination costs	—	1,000	—	1,000
Noncontrolling interest:
Noncash ground rent	73	(112)	145	(225)
	1,217	(18,537)	(42,055)	(15,342)
Adjusted EBITDA	$102,263	$101,114	$171,821	$162,954

Adjusted EBITDA was $102.3 million and $101.1 million for the three months ended June 30, 2017 and 2016, respectively, and $171.8 million and $163.0 million for the six months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA increased $1.1 million and $8.9 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016 in part due to additional earnings generated by the Boston Park Plaza and the Wailea Beach Resort post-repositioning, combined with increased earnings at our Newport Beach, Orlando, San Diego and Washington DC hotels due to strong demand at these locales. Partially offsetting these increases, Adjusted EBITDA decreased primarily due to the sales of the Sheraton Cerritos, the Fairmont Newport Beach and the Marriott Park City, in May 2016, February 2017 and June 2017, respectively. In addition, Adjusted EBITDA was negatively impacted during the three and six months ended June 30, 2017 by weak Baltimore, Chicago and New Orleans markets, increased competition in New York City and a weak energy market in Houston.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; changes to deferred tax assets or the valuation allowance; property-level restructuring, severance and management transition costs; lease terminations; any gains or losses we have recognized on redemptions of assets other than real estate investments; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$51,415	$65,736	$115,242	$66,952
Preferred stock dividends and redemption charge	(3,207)	(6,783)	(6,414)	(9,549)
Operations held for investment:
Real estate depreciation and amortization	39,402	40,526	80,080	80,419
Amortization of lease intangibles	63	64	126	127
Gain on sale of assets, net	(1,180)	(18,227)	(45,750)	(18,234)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,183)	(1,655)	(4,175)	(3,305)
Real estate depreciation and amortization	(612)	(870)	(1,487)	(1,735)
FFO attributable to common stockholders	83,698	78,791	137,622	114,675

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	96	19	195	15
Noncash ground rent	(285)	460	(560)	948
Noncash interest related to loss on derivatives, net	1,006	2,782	349	9,184
Loss on extinguishment of debt	—	154	4	259
Closing costs - completed acquisitions	374	—	374	—
Prior year property tax adjustments, net	(101)	(3,943)	(101)	(4,040)
Property-level restructuring, severance and management transition costs	—	—	—	1,560
Lease termination costs	—	1,000	—	1,000
Preferred stock redemption charge	—	4,052	—	4,052
Noncontrolling interest:
Noncash ground rent	73	(112)	145	(225)
Noncash interest related to loss on derivative	—	—	(4)	—
	1,163	4,412	402	12,753
Adjusted FFO attributable to common stockholders	$84,861	$83,203	$138,024	$127,428

Adjusted FFO attributable to common stockholders was $84.9 million and $83.2 million for the three months ended June 30, 2017 and 2016, respectively, and $138.0 million and $127.4 million for the six months ended June 30, 2017 and 2016, respectively. Adjusted FFO attributable to common stockholders increased $1.7 million and $10.6 million in the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. In addition, Adjusted FFO attributable to common stockholders increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to a decrease in interest expense.

Investing Activities

Acquisitions. We did not acquire any hotels during either the three or six months ended June 30, 2017 and 2016. In July 2017, we acquired the 175-room Oceans Edge Hotel & Marina located in Key West, Florida for a contractual purchase price of $175.0 million. The newly constructed and recently opened fee simple hotel also includes a marina, wet and dry boat slips and a marina fuel station. We funded the acquisition with available cash on hand, including proceeds from the recent sales of the Marriott Park City and the Fairmont Newport Beach, as well as net proceeds received from our recent equity issuances under our ATM Agreements.

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

Dispositions. We have from time to time divested of assets that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In June 2017, we sold the 199-room Marriott Park City for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million. In February 2017, we sold the 444-room Fairmont Newport Beach for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million. In May 2016, we sold the 203-room Sheraton Cerritos for net proceeds of $41.2 million, and recognized a net gain on the sale of $18.2 million. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation.

Renovations. We invested $59.5 million and $100.0 million in capital improvements to our hotel portfolio during the six months ended June 30, 2017 and 2016, respectively. Consistent with our strategy, during the first six months of 2017 and 2016, we undertook major renovations, repositionings and ordinary course rooms, restaurants and public space renovations. Year-to-date, none of our 2017 renovations caused room revenue disruption; however, during the three and six months ended June 30, 2016 our repositioning of the Boston Park Plaza and the Wailea Beach Resort caused room revenue disruption of approximately $2.5 million and $3.3 million, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sales of the Three Sold Hotels, sales of other assets, our term loan agreement drawn in January 2016, our Senior Notes, our ATM common stock issuances and our preferred stock offering. Our primary uses of cash were for capital expenditures for hotels, operating expenses, acquisitions of assets, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $154.3 million for the six months ended June 30, 2017 as compared to $149.2 million for the six months ended June 30, 2016. The net increase to cash provided by operating activities during the first six months of 2017 was primarily due to increased cash generated by our hotels, most significantly at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreased cash generated due to our sales of the Three Sold Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by or used in investing activities during the first six months of 2017 as compared to the first six months of 2016 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Proceeds from sales of assets	$150,155	$41,171
Restricted cash — replacement reserve	(2,501)	(1,914)
Acquisition deposit	(7,000)	—
Acquisition of air rights	—	(2,447)
Renovations and additions to hotel properties	(59,499)	(100,034)
Payment for interest rate derivative	(19)	—
Net cash provided by (used in) investing activities	$81,136	$(63,224)

Net cash provided by investing activities was $81.1 million during the first six months of 2017 as compared to net cash used of $63.2 million for the same period in 2016. During the first six months of 2017, we received proceeds of $150.2 million from our sales of the Marriott Park City, the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were partially offset as we increased our restricted cash replacement reserve accounts by $2.5 million, paid a deposit of $7.0 million towards our July 2017 acquisition of the Oceans Edge Hotel & Marina, paid $59.5 million for renovations and additions to our portfolio and paid $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During the first half of 2016, we received proceeds of $41.2 million from our sales of the Sheraton Cerritos and surplus FF&E. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $1.9 million, paid $2.4 million to acquire the air rights at our Renaissance Harborplace and paid $100.0 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2017 as compared to the first six months of 2016 was as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Proceeds from preferred stock offerings	$—	$190,000
Payment of preferred stock offering costs	—	(6,640)
Redemption of preferred stock	—	(115,000)
Proceeds from common stock offerings	76,218	—
Payment of common stock offering costs	(1,427)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(181,186)	(193,446)
Payments of costs related to extinguishment of notes payable	—	(153)
Payments of deferred financing costs	(13)	(77)
Dividends and distributions paid	(134,075)	(199,555)
Distributions to noncontrolling interest	(3,362)	(2,800)
Net cash used in financing activities	$(7,638)	$(230,312)

Net cash used in financing activities was $7.6 million during the first six months of 2017 as compared to $230.3 million for the same period in 2016. Net cash used in financing activities during the first six months of 2017 consisted of the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $181.2 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $5.2 million in principal payments on our notes payable; $13,000 in deferred financing costs related to our Senior Notes and our credit facility; $134.1 million in dividends and distributions to our common and preferred stockholders; and $3.4 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were partially offset by net proceeds of $74.8 million received from the issuance of our common stock, and $240.0 million in proceeds received from the Senior Notes.

Net cash used in financing activities during the first six months of 2016 consisted of the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $193.4 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld® and $6.6 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loan secured by Renaissance Orlando at SeaWorld®; $0.1 million in deferred financing costs related to our new $100.0 million unsecured term loan; $199.6 million in dividends and distributions to our common and preferred stockholders; and $2.8 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by total net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, and $100.0 million in proceeds received from our unsecured term loan.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt in other hotels, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through June 30, 2017, we have received $74.8 million in net proceeds from the issuance of 4,685,023 shares of our common stock in connection with the ATM Agreements, leaving $223.8 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of June 30, 2017, our unrestricted cash balance was $597.3 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand. Adjusting for our purchase of the Oceans Edge Hotel & Marina in July 2017, our pro forma unrestricted cash balance would be $422.3 million.

Debt. As of June 30, 2017, we had $994.8 million of consolidated debt, $663.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of June 30, 2017 is approximately 6 years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.6%. Including our variable-rate debt obligation based on the variable rate at June 30, 2017, the weighted average interest rate on our debt is 4.3%.

As of June 30, 2017, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.7 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2019. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of June 30, 2017, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

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

We may in the future seek to obtain mortgages on one or all of our 21 unencumbered hotels, 15 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 21 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Philadelphia; Marriott Portland; Marriott Quincy; Marriott Tysons Corner; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of June 30, 2017 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$994,759	$10,292	$233,560	$192,979	$557,928
Interest obligations on notes payable (1)	250,566	42,803	78,871	54,967	73,925
Capital lease obligations	15,575	1	2	3	15,569
Interest obligations on capital leases	97,348	1,402	2,804	2,803	90,339
Operating lease obligations	354,958	10,209	20,061	20,059	304,629
Construction commitments	50,298	50,298	—	—	—
Employment obligations	2,106	2,106	—	—	—
Total	$1,765,610	$117,111	$335,298	$270,811	$1,042,390

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at June 30, 2017, and includes the effect of our interest rate derivative agreements.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, and laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $59.5 million in our portfolio during the first six months of 2017. As of June 30, 2017, we have contractual construction commitments totaling $50.3 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of June 30, 2017, our balance sheet includes restricted cash of $64.7 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our 26 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City and Hawaii). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, civil unrest, public health concerns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 26 hotel Comparable Portfolio by quarter for 2016 and 2017 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2016:
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Sold hotel revenues (1)	(15,773)	(11,667)	(11,210)	(9,466)	(48,116)
Non-hotel revenues (2)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (3)	$258,398	$310,394	$292,304	$275,052	$1,136,148
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.3%	25.8%	24.2%	100.0%

2017:
Total revenues	$280,743	$318,796
Sold hotel revenues (1)	(8,737)	(1,244)
Non-hotel revenues (2)	(18)	(22)
Total Comparable Portfolio revenues (3)	$271,988	$317,530

(1)	Sold hotel revenues include those generated by the Sheraton Cerritos, the Fairmont Newport Beach and the Marriott Park City, which we sold in May 2016, February 2017 and June 2017, respectively.
(2)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(3)	Total Comparable Portfolio revenues include those generated by our 26 hotel Comparable Portfolio.

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

As of June 30, 2017,  77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.0 million based on the variable rate at June 30, 2017. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.5 million, based on the variable rates at June 30, 2017.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 — April 30, 2017	—	—	—
May 1, 2017 — May 31, 2017	—	—	—
June 1, 2017 — June 30, 2017	—	—	—
Total	—	—	—	$ 300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of June 30, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2017; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 3, 2017	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)