Form 10-Q
period 2017-09-30
Sunstone Hotel Investors, Inc.
filed 2017-11-01
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

225,321,660 shares of Common Stock, $0.01 par value, as of October 31, 2017

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$466,519	$369,537
Restricted cash	71,546	67,923
Accounts receivable, net	44,838	39,337
Inventories	1,236	1,225
Prepaid expenses	10,518	10,489
Assets held for sale, net	—	79,113
Total current assets	594,657	567,624
Investment in hotel properties, net	3,235,053	3,158,219
Deferred financing fees, net	1,566	4,002
Other assets, net	23,221	9,389
Total assets	$3,854,497	$3,739,234
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,730	$36,110
Accrued payroll and employee benefits	23,020	24,896
Dividends and distributions payable	14,474	119,847
Other current liabilities	47,601	39,869
Current portion of notes payable, net	9,161	184,929
Liabilities of assets held for sale	—	3,153
Total current liabilities	124,986	408,804
Notes payable, less current portion, net	977,634	746,374
Capital lease obligations, less current portion	26,756	15,574
Other liabilities	29,774	36,650
Total liabilities	1,159,150	1,207,402
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 225,321,660 shares issued and outstanding at September 30, 2017 and 220,073,140 shares issued and outstanding at December 31, 2016	2,253	2,201
Additional paid in capital	2,677,251	2,596,620
Retained earnings	912,881	786,901
Cumulative dividends and distributions	(1,136,119)	(1,092,952)
Total stockholders’ equity	2,646,266	2,482,770
Noncontrolling interest in consolidated joint venture	49,081	49,062
Total equity	2,695,347	2,531,832
Total liabilities and equity	$3,854,497	$3,739,234

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Room	$215,768	$217,672	$629,788	$629,145
Food and beverage	68,821	68,899	222,943	221,431
Other operating	19,320	16,733	50,717	49,180
Total revenues	303,909	303,304	903,448	899,756
OPERATING EXPENSES
Room	54,433	54,624	160,282	160,185
Food and beverage	49,262	49,174	150,768	154,042
Other operating	4,256	4,328	12,120	12,516
Advertising and promotion	14,953	15,015	44,810	45,285
Repairs and maintenance	12,882	10,876	34,645	33,139
Utilities	8,331	8,252	22,844	23,114
Franchise costs	9,431	9,408	27,367	27,402
Property tax, ground lease and insurance	21,399	20,944	63,477	61,941
Other property-level expenses	34,511	35,003	105,015	107,698
Corporate overhead	7,233	6,392	21,585	19,918
Depreciation and amortization	39,719	40,442	120,051	121,169
Impairment loss	34,427	—	34,427	—
Total operating expenses	290,837	254,458	797,391	766,409
Operating income	13,072	48,846	106,057	133,347
Interest and other income	1,027	283	2,597	1,127
Interest expense	(17,008)	(11,136)	(41,341)	(47,018)
Loss on extinguishment of debt	—	—	(4)	(259)
Gain on sale of assets	—	—	45,474	18,223
(Loss) income before income taxes and discontinued operations	(2,909)	37,993	112,783	105,420
Income tax benefit	12,991	1,434	12,541	959
Income from continuing operations	10,082	39,427	125,324	106,379
Income from discontinued operations	7,000	—	7,000	—
NET INCOME	17,082	39,427	132,324	106,379
Income from consolidated joint venture attributable to noncontrolling interest	(2,169)	(2,053)	(6,344)	(5,358)
Preferred stock dividends and redemption charge	(3,208)	(3,207)	(9,622)	(12,756)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,705	$34,167	$116,358	$88,265

COMPREHENSIVE INCOME	$17,082	$39,427	$132,324	$106,379
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,705	$34,167	$116,358	$88,265
Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.02	$0.16	$0.49	$0.41
Income from discontinued operations	0.03	—	0.03	—
Basic and diluted income attributable to common stockholders per common share	$0.05	$0.16	$0.52	$0.41
Basic and diluted weighted average common shares outstanding	224,142	215,413	221,140	214,565

Distributions declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2016 (audited)	4,600,000	$115,000	3,000,000	$75,000	220,073,140	$2,201	$2,596,620	$786,901	$(1,092,952)	$49,062	$2,531,832
Net proceeds from sale of common stock	—	—	—	—	4,876,855	48	77,884	—	—	—	77,932
Deferred stock compensation, net	—	—	—	—	371,665	4	2,747	—	—	—	2,751
Common stock distributions and distributions payable at $0.15 per share year to date	—	—	—	—	—	—	—	—	(33,545)	—	(33,545)
Series E preferred stock dividends and dividends payable at $1.303125 per share year to date	—	—	—	—	—	—	—	—	(5,994)	—	(5,994)
Series F preferred stock dividends and dividends payable at $1.209375 per share year to date	—	—	—	—	—	—	—	—	(3,628)	—	(3,628)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,325)	(6,325)
Net income	—	—	—	—	—	—	—	125,980	—	6,344	132,324
Balance at September 30, 2017	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,677,251	$912,881	$(1,136,119)	$49,081	$2,695,347

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,324	$106,379
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	503	493
Gain on sale of assets, net	(52,736)	(18,226)
Loss on extinguishment of debt	4	259
Noncash interest on derivatives and capital lease obligations, net	4,883	7,810
Depreciation	118,069	118,764
Amortization of franchise fees and other intangibles	2,386	2,936
Amortization of deferred financing fees	1,734	1,648
Amortization of deferred stock compensation	6,188	5,616
Impairment loss	34,427	—
Hurricane-related loss	201	—
Deferred income taxes	(13,628)	—
Changes in operating assets and liabilities:
Restricted cash	3,873	17,846
Accounts receivable	(5,541)	(14,747)
Inventories	71	26
Prepaid expenses and other assets	(13)	(72)
Accounts payable and other liabilities	4,387	3,002
Accrued payroll and employee benefits	(2,883)	(3,215)
Net cash provided by operating activities	234,249	228,519
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	150,171	41,202
Restricted cash — replacement reserve	(7,496)	(8,914)
Acquisition of hotel property and other assets	(173,917)	(2,447)
Renovations and additions to hotel properties	(81,470)	(139,846)
Payment for interest rate derivative	(19)	—
Net cash used in investing activities	(112,731)	(110,005)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	190,000
Payment of preferred stock offering costs	—	(6,640)
Redemption of preferred stock	—	(115,000)
Proceeds from common stock offerings	79,407	—
Payment of common stock offering costs	(1,475)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(183,796)	(196,504)
Payments of costs related to extinguishment of notes payable	(1)	(153)
Payments of deferred financing costs	(13)	(85)
Dividends and distributions paid	(148,540)	(213,453)
Distributions to noncontrolling interest	(6,325)	(5,988)
Net cash used in financing activities	(24,536)	(250,464)
Net increase (decrease) in cash and cash equivalents	96,982	(131,950)
Cash and cash equivalents, beginning of period	369,537	499,067
Cash and cash equivalents, end of period	$466,519	$367,117
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$32,587	$37,545
Cash paid for income taxes, net	$864	$1,103
NONCASH INVESTING ACTIVITY
Increase (decrease) in accounts payable related to renovations and additions to hotel properties and other assets	$(5,891)	$7,165
Amortization of deferred stock compensation — construction activities	$356	$450
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$—	$4,052
Issuance of common stock distributions	$—	$78,823
Dividends and distributions payable	$14,474	$14,033

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of September 30, 2017, the Company had interests in 27 hotels (the “27 hotels”), and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11
Interstate Hotels & Resorts, Inc.	4
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1
Singh Hospitality, LLC	1

Total hotels held for investment	27

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.

Noncontrolling interest at both September 30, 2017 and December 31, 2016 represents the outside 25.0% equity interest in the Hilton San Diego Bayfront, which the Company includes in its financial statements on a consolidated basis.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$17,082	$39,427	$132,324	$106,379
Income from consolidated joint venture attributable to noncontrolling interest	(2,169)	(2,053)	(6,344)	(5,358)
Preferred stock dividends and redemption charge	(3,208)	(3,207)	(9,622)	(12,756)
Distributions paid on unvested restricted stock compensation	(59)	(55)	(179)	(173)
Undistributed income allocated to unvested restricted stock compensation	(2)	(123)	(440)	(293)
Numerator for basic and diluted income attributable to common stockholders	$11,644	$33,989	$115,739	$87,799
Denominator:
Weighted average basic and diluted common shares outstanding	224,142	215,413	221,140	214,565
Basic and diluted income attributable to common stockholders per common share	$0.05	$0.16	$0.52	$0.41

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2017 and 2016, as their inclusion would have been anti-dilutive.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 will become effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. Upon adoption of this standard, amounts included in restricted cash on the Company’s consolidated balance sheets will be included with cash and cash equivalents on its consolidated statements of cash flows. These amounts totaled $71.5 million and $67.9 million at September 30, 2017 and December 31, 2016, respectively. The adoption of this standard will not change the Company’s balance sheet presentation.

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

At both September 30, 2017 and December 31, 2016, the noncontrolling interest reported in the Company’s financial statements included the 25.0% outside ownership in the Hilton San Diego Bayfront.

Property and Equipment

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment in accordance with the Segment Reporting  Topic of the FASB ASC. Currently, the Company operates in one segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Land	$623,493	$531,660
Buildings and improvements	3,195,726	3,135,806
Furniture, fixtures and equipment	502,775	512,372
Intangible assets	48,560	49,015
Franchise fees	980	1,021
Construction in process	39,481	65,449
Investment in hotel properties, gross	4,411,015	4,295,323
Accumulated depreciation and amortization	(1,175,962)	(1,137,104)
Investment in hotel properties, net	$3,235,053	$3,158,219

In July 2017, the Company purchased the newly-developed 175-room Oceans Edge Hotel & Marina in Key West, Florida for a net purchase price of $173.9 million, including prorations. The purchase of the hotel included a marina, wet and dry boat slips and other customary marina amenities. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets. The Company recognized acquisition related costs of $0.4 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, which are included in corporate overhead on the Company’s consolidated statements of operations and comprehensive income. The results of operations for the Oceans Edge Hotel & Marina have been included in the Company’s consolidated statements of operations and comprehensive income from the acquisition date of July 25, 2017 through the third quarter ended September 30, 2017.

The fair values of the assets acquired and liabilities assumed at the Oceans Edge Hotel & Marina’s acquisition date were allocated as follows (in thousands):

Assets:
Investment in hotel properties	$174,971
Accounts receivable	15
Inventories	50
Prepaid expenses	41
Other assets	84
Total assets acquired	175,161

Liabilities:
Accounts payable and accrued expenses	210
Accrued payroll and employee benefits	256
Other current liabilities	752
Other liabilities	26
Total liabilities assumed	1,244

Total cash paid for acquisition	$173,917

Investment in hotel properties was allocated to land ($92.5 million), buildings and improvements ($74.4 million), furniture, fixtures and equipment ($6.4 million), and intangibles ($1.7 million) related to air rights and in-place lease agreements. The air rights have a value of $1.6 million and an indefinite life. The in-place lease agreements, which are related to the wet and dry boat slips, have a value of $0.1 million and a weighted average life of nine months.

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisition of the Oceans Edge Hotel & Marina had occurred on January 1, 2017. The information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. Since the newly-developed hotel opened mid-January 2017, the year-to-date results are slightly less than a full nine months, and there are no prior year results. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
	(unaudited)	(unaudited)
Revenues	$305,052	$912,697
Income attributable to common stockholders	$12,083	$117,751
Income per diluted share attributable to common stockholders	$0.02	$0.50

For both the three and nine months ended September 30, 2017, the Company has included $1.8 million of revenue and a net loss of $1.2 million, which includes $0.7 million in hurricane-related restoration expenses, in its consolidated statements of operations and comprehensive income related to the Company’s acquisition of the Oceans Edge Hotel & Marina.

During the third quarter of 2017, four of the Company’s 27 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. For more information regarding the impact of the hurricanes on the Company’s hotels, please see the Hurricanes Harvey and Irma discussion in Note 11.

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company identified indicators of impairment and reviewed its Houston hotels for possible impairment. During the third quarter of 2017, the Company recorded a total impairment charge of $34.4 million, including $27.1 million for the Hilton North Houston and $7.3 million for the Marriott Houston, which is included in impairment loss on the Company’s consolidated statements of operations for both the three and nine months ended September 30, 2017 (see Note 5). No impairment was necessary for either the three or nine months ended September 30, 2016.

4. Disposals and Discontinued Operations

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

The following table provides summary results of operations for the Marriott Park City and the Fairmont Newport Beach, as well as the Sheraton Cerritos that was sold during 2016, all of which are included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$11,210	$9,980	$38,650
Income before income taxes	$—	$1,332	$2,466	$4,981
Gain on sale of assets	$—	$—	$45,474	$18,223

Discontinued Operations

During the third quarter of 2017, the Company recognized an additional $7.0 million gain related to its 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota (the “Rochester Portfolio”). Upon sale of the Rochester Portfolio in 2013, the Company retained a liability not to exceed $14.0 million. The recognition of the $14.0 million liability reduced the Company’s gain on the sale of the Rochester Portfolio. In the second quarter of 2014, the Company was released from $7.0 million of its liability, and the Company recorded additional gain on the sale, which was included in discontinued operations. During the third quarter of 2017, the Company determined that its remaining obligation for the liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, the Company reversed the remaining $7.0 million, and recorded additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for both the three and nine months ended September 30, 2017.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of September 30, 2017 and December 31, 2016, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of September 30, 2017 and December 31, 2016, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company identified indicators of impairment and reviewed both of its Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable. As such, during the third quarter of 2017, the Company recorded a total impairment charge of $34.4 million, including $27.1 million for the Hilton North Houston and $7.3 million for the Marriott Houston, which is included in impairment loss on the Company’s consolidated statements of operations for both the three and nine months ended September 30, 2017.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2017 (unaudited):
Houston hotels, net (1)	$37,912	$—	$—	$37,912
Interest rate cap derivative	—	—	—	—
Interest rate swap derivatives	1,463	—	1,463	—
Life insurance policy (2)	649	—	649	—
Total assets measured at fair value at September 30, 2017	$40,024	$—	$2,112	$37,912
December 31, 2016:
Interest rate cap derivative	$—	$—	$—	$—
Interest rate swap derivatives	1,749	—	1,749	—
Life insurance policy (2)	861	—	861	—
Total assets measured at fair value at December 31, 2016	$2,610	$—	$2,610	$—

(1)

Includes the total fair market value of the Houston hotels, net of accumulated depreciation. The hotels are included in investment in hotel properties, net on the accompanying consolidated balance sheets.

(2)

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2017 (unaudited):
Retirement benefit agreement (1)	$649	$—	$649	$—
Total liabilities measured at fair value at September 30, 2017	$649	$—	$649	$—

December 31, 2016:
Retirement benefit agreement (1)	$861	$—	$861	$—
Total liabilities measured at fair value at December 31, 2016	$861	$—	$861	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.4 million through September 30, 2017, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2017 (unaudited) and December 31, 2016 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2017	2016
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$ N/A	$ N/A	$—
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$110,096	—	N/A
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	1,165	1,336
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	298	413
							$1,463	$1,749

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

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Noncash interest on derivatives	$(44)	$(1,374)	$305	$7,810

Fair Value of Debt

As of September 30, 2017 and December 31, 2016, 77.8% and 76.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates. The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Principal Balance (1)	Fair Value	Principal Balance (1)	Fair Value
Debt	$992,149	$1,001,088	$935,944	$930,665

(1)	The principal balance of debt is presented before any unamortized deferred financing fees.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Property and equipment, net	$515	$779
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	2,852	2,876
Deferred income tax asset	13,977	—
Interest rate derivatives	1,463	1,749
Other receivables	2,012	1,673
Other	1,412	1,322
Total other assets net	$23,221	$9,389

During the third quarter of 2017, the Company released its full valuation allowance, which was previously held against all $13.6 million of its net U.S. federal and state deferred tax assets, consisting of a $14.0 million deferred tax asset related to federal and state net operating losses, reserves and other deferred tax assets of the TRS Lessee and a $0.3 million deferred tax liability related to timing differences associated with amortization and deferred revenue of the TRS Lessee. The Company’s evaluation through September 30, 2017 indicates that the hotel industry’s overall economic climate will remain relatively stable, resulting in the TRS operating leases to continue to perform as expected. As such, the Company has modified its conclusion as of December 31, 2016, and believes that there no longer exists sufficient negative evidence that would prevent it from relying on projections of future taxable income sufficient to realize its deferred assets. In reaching its conclusion, the Company has considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for its deferred tax assets. The Company believes it is more likely than not that it will be able to realize the net U.S. federal and state deferred tax assets in the future.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at September 30, 2017, and five hotel properties at December 31, 2016.	$347,233	$528,604
Note payable requiring payments of interest and principal, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in August 2019. The note is collateralized by a first deed of trust on one hotel property.	219,916	222,340
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	—
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	—
Total notes payable	$992,149	$935,944

Current portion of notes payable	$10,431	$186,034
Less: current portion of deferred financing fees	(1,270)	(1,105)
Carrying value of current portion of notes payable	$9,161	$184,929

Notes payable, less current portion	$981,718	$749,910
Less: long-term portion of deferred financing fees	(4,084)	(3,536)
Carrying value of notes payable, less current portion	$977,634	$746,374

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

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$11,897	$11,966	$34,724	$37,560
Noncash interest on derivatives and capital lease obligations, net	4,534	(1,374)	4,883	7,810
Amortization of deferred financing fees	577	544	1,734	1,648
Total interest expense	$17,008	$11,136	$41,341	$47,018

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Property, sales and use taxes payable	$20,085	$16,965
Income tax payable	421	211
Accrued interest	3,753	1,996
Advance deposits	17,385	14,505
Management fees payable	1,310	1,645
Other	4,647	4,547
Total other current liabilities	$47,601	$39,869

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Deferred revenue	$5,663	$6,045
Deferred rent	19,618	19,807
Deferred incentive management fees	574	—
Deferred gain on sale of asset	—	7,000
Deferred income tax liability	349	—
Other	3,570	3,798
Total other liabilities	$29,774	$36,650

As discussed in Note 4, during the third quarter of 2017, the Company determined that its remaining obligation for the Rochester Portfolio’s liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, the Company released the $7.0 million remaining liability and recorded additional gain on the sale of the Rochester Portfolio, which is included in discontinued operations for both the three and nine months ended September 30, 2017.

As discussed in Note 6, during the third quarter of 2017, the Company released its full valuation allowance, which was previously held against all of its net U.S. federal and state deferred tax assets, resulting in a deferred tax liability of $0.3 million related to timing differences associated with amortization and deferred revenue of the TRS Lessee, which is included in other liabilities on the accompanying consolidated balance sheet as of September 30, 2017.

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During the first nine months of 2017, the Company received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of its common stock in connection with the ATM Agreements. As of September 30, 2017, the Company has $220.6 million available for sale under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of September 30, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

In accordance with the Compensation Topic of the FASB ASC, the Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$1,848	$1,539	$6,188	$5,616

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. These capitalized costs were nominal during both the three months ended September 30, 2017 and 2016, and totaled $0.4 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and will expire on April 27, 2018. The exercise price of the Options is $17.71 per share.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and nine months ended September 30, 2017 and 2016 were included in other property-level expenses on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic management fees	$8,432	$8,510	$25,269	$25,130
Incentive management fees	1,172	1,541	5,525	4,735
Total basic and incentive management fees	$9,604	$10,051	$30,794	$29,865

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

Total license and franchise fees incurred by the Company during the three and nine months ended September 30, 2017 and 2016 were included in franchise costs on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Franchise assessments (1)	$6,839	$6,666	$19,941	$19,546
Franchise royalties	2,592	2,742	7,426	7,856
Total franchise costs	$9,431	$9,408	$27,367	$27,402

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At September 30, 2017, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2017 totaled $54.2 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

During the third quarter of 2017, the Company corrected an immaterial error by reclassifying the Courtyard by Marriott Los Angeles ground lease from an operating lease to a capital lease due to the lease containing a future bargain purchase right option. Upon examination of this future purchase right option, the Company determined that the economic disincentive for continuing to lease the property will be so significant that the Company will likely exercise the option. The Company assessed the cumulative impact of this error on the affected financial statement line items (capital lease assets, capital lease liability, ground lease expense and interest expense) in its previously reported 2016 and 2017 financial statements pursuant to the guidance in ASC 250 Accounting Changes and

Error Corrections ("ASC 250") and SEC Staff Accounting Bulletin ("SAB") No. 99 Materiality. The assessment concluded that the error was not material, individually or in the aggregate, to either the current or any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the $4.5 million cumulative adjustment to reclassify the ground lease from an operating lease to a capital lease was recognized in the current period as an increase to interest expense, with no revision to prior periods.

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	—
Gross capital lease assets	65,404	58,799
Accumulated depreciation	(7,840)	(6,738)
Net capital lease assets	$57,564	$52,061

Future minimum lease payments under the Company’s capital leases together with the present value of the net minimum lease payments as of September 30, 2017 are as follows (in thousands):

2017	$2,357
2018	2,357
2019	2,357
2020	2,365
2021	2,453
Thereafter	139,287
Total minimum lease payments (1)	151,176
Less: Amount representing interest (2)	(124,419)
Present value of net minimum lease payments (3)	$26,757

(1)

Minimum lease payments do not include percentage rent which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. Under the Hyatt Chicago Magnificent Mile’s building lease, $20,000 and $36,000 in percentage rent was due during the three and nine months ended September 30, 2017 and 2016, respectively.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.
(3)

The present value of net minimum lease payments are presented on the Company’s consolidated balance sheet as of September 30, 2017 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $26.8 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2017 and 2016 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,124	$2,251	$6,804	$6,857
Percentage rent (1)	1,901	2,802	5,241	7,327
Total	$4,025	$5,053	$12,045	$14,184

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to a lease on the corporate facility totaled $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.2 million for both the nine months ended September 30, 2017 and 2016, and is included in corporate overhead expense.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts, the greater Washington DC area, Louisiana and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2017, 21 of the Company’s 27 hotels were geographically concentrated as follows:

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
	(unaudited)	(unaudited)	(unaudited)
California	7	29%	34%
Hawaii	1	4%	7%
Illinois	3	9%	7%
Massachusetts	3	15%	16%
Greater Washington DC area	3	14%	13%
Louisiana	2	6%	4%
Florida	2	7%	7%

Hurricanes Harvey and Irma

During the third quarter of 2017, four of the Company’s 27 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. In August 2017, Hurricane Harvey attained Category 4 intensity as it made landfall in the Eastern and Southern United States, inflicting widespread damage in Texas, among other areas. The Company’s Houston hotels remained open during Hurricane Harvey; however, they both sustained wind-driven rain infiltration and water damage within some of the guestrooms, meeting space and public areas. In September 2017, Hurricane Irma attained Category 4 intensity as it made landfall in Florida, inflicting widespread damage, particularly in the Florida Keys, in which the Company’s Oceans Edge Hotel & Marina is located. The hotel closed on September 7, 2017, following a mandatory evacuation order, and partially reopened on September 27, 2017. The property sustained limited damage as a result of Hurricane Irma, and the hotel was able to reopen all guestrooms on October 19, 2017. Finally, the Renaissance Orlando at SeaWorld® hotel in Orlando, Florida remained open and operational during Hurricane Irma and sustained minimal damage.

The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is evaluating its ability to submit claims at each of the Houston hotels for portions of the restoration expense incurred. For the Houston hotels, the Company accrued combined hurricane-related restoration expense of $0.9 million as of September 30, 2017, which is included in repairs and maintenance expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017. The deductibles related to property damage at the Oceans Edge Hotel & Marina are structured on a building by building basis, none of which sustained enough damage to exceed their deductibles. At September 30, 2017, the Company accrued hurricane-related restoration expense of $0.7 million for the Oceans Edge Hotel & Marina, along with $0.1 million for the Renaissance Orlando at SeaWorld®, both of which are included in repairs and maintenance expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017. Should the Company incur additional hurricane-related costs in the future at any of these four hotels, additional expense will be recognized as they are incurred.

In addition, the Company expects to file a claim under its business interruption insurance policy for business profits lost at the Oceans Edge Hotel & Marina as a result of the damage suffered by Hurricane Irma. Once the claim is settled with the Company’s insurance carriers, the payments, if any, will be recorded in the period or periods in which they are received.

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

At September 30, 2017, the Company had $0.5 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2017.

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

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 27 hotels held for investment as of September 30, 2017;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

We own primarily urban and resort upper upscale hotels in the United States. As of September 30, 2017, we had interests in 27 hotels (the “27 hotels”). Of the 27 hotels, we classify 24 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but two (the Boston Park Plaza and the Oceans Edge Hotel & Marina) of our 27 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2017, the hotels comprising our 27 hotel portfolio average 489 rooms in size.

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

In February 2017, we entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, we may from time to time offer and sell our shares of common stock having an aggregate offering price of up to $300.0 million. During the first nine months of 2017, we received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of our common stock in connection with the ATM Agreements. As of September 30, 2017, we have $220.6 million available for sale under the ATM Agreements.

In February 2017, our board of directors authorized a share repurchase plan to acquire up to $300.0 million of our common and preferred stock. As of September 30, 2017, no shares of either our common or preferred stock have been repurchased. Future purchases will depend on various factors, including our capital needs, as well as our common and preferred stock price.

In June 2017, we sold the 199-room Marriott Park City, Utah for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

In July 2017, we purchased the newly-developed 175-room Oceans Edge Hotel & Marina in Key West, Florida for a net purchase price of $173.9 million, including prorations. The purchase of the hotel included a marina, wet and dry boat slips and other customary marina amenities. We incurred and expensed acquisition related costs of $0.4 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

During the third quarter of 2017, four of our 27 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. In August 2017, Hurricane Harvey attained Category 4 intensity as it made landfall in the Eastern and Southern United States, inflicting widespread damage in Texas, among other areas. Our two Houston hotels remained open during Hurricane Harvey; however, they both sustained wind-driven rain infiltration and water damage within some of the guestrooms, meeting space and public areas. In September 2017, Hurricane Irma attained Category 4 intensity as it made landfall in Florida, inflicting widespread damage, particularly in the Florida Keys, in which our Oceans Edge Hotel & Marina is located. The hotel closed on September 7, 2017, following a mandatory evacuation order, and then partially reopened on September 27, 2017. The property sustained limited damage as a result of Hurricane Irma, and the hotel was able to reopen all guestrooms on October 19, 2017. Finally, our Renaissance Orlando at SeaWorld® hotel in Orlando, Florida remained open and operational during Hurricane Irma and sustained minimal damage.

We maintain customary property, casualty, environmental, flood and business interruption insurance at all of our hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. We are evaluating our ability to submit claims at each of the Houston hotels for portions of their repair and maintenance expenses. For our Houston hotels, we accrued combined hurricane-related restoration expense of $0.9 million as of September 30, 2017, which is included in our repairs and maintenance expense in our consolidated statements of operations for the three and nine months ended September 30, 2017. The deductibles related to property damage at the Oceans Edge Hotel & Marina are structured on a building by building basis, none of which sustained enough damage to exceed their deductibles. At September 30, 2017, we accrued hurricane-related restoration expense of $0.7 million for the Oceans Edge Hotel & Marina, along with $0.1 million for the Renaissance Orlando at SeaWorld®, both of which are included in our repairs and maintenance expense in our consolidated statements of operations for the three and nine months ended September 30, 2017. Should we incur additional hurricane-related costs in the future for any of these four hotels, additional expense will be recognized at that time.

In addition, we expect to file a claim under our business interruption insurance policy for business profits lost at the Oceans Edge Hotel & Marina as a result of the damage suffered by Hurricane Irma. Once the claim is settled with the Company’s insurance carriers, the payments, if any, will be recorded in the period or periods in which they are received.

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we identified indicators of impairment and reviewed our two Houston hotels for possible impairment. Based on each hotel’s undiscounted cash flow analysis, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, we determined that neither hotel’s carrying value was fully recoverable. As such, during the third quarter of 2017, we recorded a total impairment charge of $34.4 million, including $27.1 million for the Hilton North Houston and $7.3 million for the Marriott Houston, which is included in impairment loss on our consolidated statements of operations for both the three and nine months ended September 30, 2017.

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space leased by third parties and any performance guarantee payments.

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

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

•

Impairment loss, which includes the charges we have recognized to reduce the carrying values of our two Houston hotels on our balance sheet to their fair values in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates we have received, any miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and capital lease obligations, gains or losses on derivatives, amortization of deferred financing fees, and any loan fees incurred on our debt;

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

•

Income tax benefit, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to our valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of 26 hotels, which is all of the 27 hotels excluding the newly-developed Oceans Edge Hotel & Marina, which was not open until January 2017;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss), excluding: noncontrolling interests; interest expense; benefit or provision for income taxes, including any changes to deferred tax assets or valuation allowances, and income taxes applicable to the sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; uninsured property damage resulting from natural disasters; prior year property tax assessments or credits; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: penalties; written-off deferred financing costs; non-real estate-related impairment losses; uninsured property damage resulting from natural disasters; income tax benefits or provisions associated with any changes to deferred tax assets or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2016, Comparable Portfolio RevPAR, which was affected by significant repositionings at both the Boston Park Plaza and the Wailea Beach Resort, increased 0.7% as compared to 2015, with a 40 basis point decrease in occupancy. With these two significant repositionings complete, our third quarter and year-to-date Comparable Portfolio RevPAR increased 2.0% and 3.3%, respectively, in 2017 as compared to the same periods in 2016. Occupancy decreased 40 basis points and 30 basis points during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Chicago, Houston, Los Angeles, New York City, Portland and Washington DC where there are currently higher-than-average supplies of new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to absorb demand for lodging.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 150 basis points during the first nine months of 2017 as compared to the same period in 2016. The increase in our Comparable Portfolio RevPAR index was due in part to increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning and at our Hyatt Regency Newport Beach due to less competition from area hotels under renovation, along with a strong group base that allowed the hotel to increase rates. These increases were partially offset by decreased rates at our Courtyard by Marriott Los Angeles and Renaissance Los Angeles Airport due to increased competition from area hotels that were newly constructed or under renovation during the first nine months of 2016, and at our Houston hotels due to due to a weak energy market combined with Hurricane Harvey-related cancellations.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2017	2016	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$215,768	$217,672	$(1,904)	(0.9)%
Food and beverage	68,821	68,899	(78)	(0.1)%
Other operating	19,320	16,733	2,587	15.5%
Total revenues	303,909	303,304	605	0.2%
OPERATING EXPENSES
Hotel operating	174,947	172,621	2,326	1.3%
Other property-level expenses	34,511	35,003	(492)	(1.4)%
Corporate overhead	7,233	6,392	841	13.2%
Depreciation and amortization	39,719	40,442	(723)	(1.8)%
Impairment loss	34,427	—	34,427	100.0%
Total operating expenses	290,837	254,458	36,379	14.3%
Operating income	13,072	48,846	(35,774)	(73.2)%
Interest and other income	1,027	283	744	262.9%
Interest expense	(17,008)	(11,136)	(5,872)	(52.7)%
(Loss) income before income taxes and discontinued operations	(2,909)	37,993	(40,902)	(107.7)%
Income tax benefit	12,991	1,434	11,557	805.9%
Income from continuing operations	10,082	39,427	(29,345)	(74.4)%
Income from discontinued operations	7,000	—	7,000	100.0%
NET INCOME	17,082	39,427	(22,345)	(56.7)%
Income from consolidated joint venture attributable to noncontrolling interest	(2,169)	(2,053)	(116)	(5.7)%
Preferred stock dividends	(3,208)	(3,207)	(1)	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,705	$34,167	$(22,462)	(65.7)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2017	2016	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$629,788	$629,145	$643	0.1%
Food and beverage	222,943	221,431	1,512	0.7%
Other operating	50,717	49,180	1,537	3.1%
Total revenues	903,448	899,756	3,692	0.4%
OPERATING EXPENSES
Hotel operating	516,313	517,624	(1,311)	(0.3)%
Other property-level expenses	105,015	107,698	(2,683)	(2.5)%
Corporate overhead	21,585	19,918	1,667	8.4%
Depreciation and amortization	120,051	121,169	(1,118)	(0.9)%
Impairment loss	34,427	—	34,427	100.0%
Total operating expenses	797,391	766,409	30,982	4.0%
Operating income	106,057	133,347	(27,290)	(20.5)%
Interest and other income	2,597	1,127	1,470	130.4%
Interest expense	(41,341)	(47,018)	5,677	12.1%
Loss on extinguishment of debt	(4)	(259)	255	98.5%
Gain on sale of assets	45,474	18,223	27,251	149.5%
Income before income taxes and discontinued operations	112,783	105,420	7,363	7.0%
Income tax benefit	12,541	959	11,582	1,207.7%
Income from continuing operations	125,324	106,379	18,945	17.8%
Income from discontinued operations	7,000	—	7,000	100.0%
NET INCOME	132,324	106,379	25,945	24.4%
Income from consolidated joint venture attributable to noncontrolling interest	(6,344)	(5,358)	(986)	(18.4)%
Preferred stock dividends and redemption charge	(9,622)	(12,756)	3,134	24.6%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$116,358	$88,265	$28,093	31.8%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio (26 hotels).

	Three Months Ended September 30,
	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	85.6%	$209.23	$179.10	86.0%	$204.26	$175.66	(40)	bps	2.4%	2.0%

	Nine Months Ended September 30,
	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.4%	$209.76	$174.94	83.7%	$202.43	$169.43	(30)	bps	3.6%	3.3%

Room revenue. Room revenue decreased $1.9 million, or 0.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The decrease in room revenue during the third quarter of 2017 as compared to the same period in 2016 was due to our sales of the Fairmont Newport Beach in February 2017 and the Marriott Park City in June 2017 (the “Two 2017 Sold Hotels”). The sales of the Two 2017 Sold Hotels caused room revenue to decrease by $7.4 million in the third quarter of 2017 as compared to the same period in 2016.

The decrease in room revenue caused by the sales of the Two 2017 Sold Hotels was partially offset by our purchase of the Oceans Edge Hotel & Marina in July 2017, as well as by increased room revenue generated by the same 26 hotels we owned during both the third quarters and first nine months of 2017 and 2016 (our “Existing Portfolio”). The Oceans Edge Hotel & Marina generated $1.2 million in room revenue during the third quarter of 2017. Both revenues and expenses at the Oceans Edge Hotel & Marina were negatively impacted during the third quarter of 2017 by Hurricane Irma, as noted above in the 2017 Year-To-Date Highlights. Room revenue generated by our Existing Portfolio increased $4.3 million during the third quarter of 2017 as compared to the same period in 2016 due to an increase in ADR ($5.1 million), partially offset by a decrease in occupancy ($0.8 million). The increase in ADR was primarily driven by strong ADR growth post-repositioning at both the Boston Park Plaza and the Wailea Beach Resort. During the third quarter of 2016, the Boston Park Plaza was just beginning to ramp up post-repositioning, while the Wailea Beach Resort continued to have 12,570 room nights out of service, displacing approximately $3.1 million in room revenue based on the hotel achieving a potential 82.7% occupancy rate and RevPAR of $205.72 without the renovation. Strong ADR growth was also achieved by our Renaissance Washington DC and Marriott Tysons Corner hotels due to an improved convention calendar in Washington DC, which allowed the hotels to increase both group and transient room rates. These increases in ADR were partially offset by increased competition from new hotels in both Chicago and New York City and from recently renovated hotels near the Los Angeles International Airport. In addition, ADR decreased in Philadelphia due to the impact of the Democratic National Convention in July 2016, in Orlando due to record breaking group rooms during the third quarter 2016, and in San Francisco due to a shift in the convention calendar.

The decrease in our Existing Portfolio’s occupancy during the third quarter of 2017 as compared to the same period in 2016 was caused by 13,874 fewer group room nights, partially offset by 9,997 more transient room nights. Group room nights decreased in Philadelphia due to the impact of the Democratic National Convention in July 2016, in Orlando due to strong group performance during the third quarter 2016, and in San Diego due to a weak third quarter 2017 convention calendar. These decreases were partially offset by increases in group room nights at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, and in San Francisco due to the hotel generating stronger in-house business during the third quarter of 2017 as compared to the same period in 2016. Transient room nights increased most significantly at the Wailea Beach Resort post-repositioning, and in San Diego where the hotel needed to backfill occupancy due to a weak third quarter 2017 convention calendar. These increases were partially offset by decreases in transient room nights at our Houston hotels due to a weak energy market combined with Hurricane Harvey-related cancellations, and at the Boston Park Plaza where the hotel strategically re-mixed out of lower rated transient business.

Room revenue increased $0.6 million, or 0.1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Oceans Edge Hotel & Marina generated $1.2 million in room revenue during the first nine months of 2017. Both revenues and expenses at the Oceans Edge Hotel & Marina were negatively impacted by Hurricane Irma, as noted above in the 2017 Year-To-Date Highlights.

Room revenue generated by our Existing Portfolio, increased $18.2 million during the first nine months of 2017 as compared to the same period in 2016 due to an increase in ADR ($21.9 million), partially offset by a decrease in occupancy ($3.7 million). The increase in ADR was primarily driven by strong demand, allowing for strong ADR growth in Washington DC due to improved convention calendars. In addition, both the Renaissance Washington DC and the Marriott Tysons Corner experienced double-digit

ADR growth earlier in the year as a result of the Presidential inauguration and the Women’s March on Washington. The Boston Park Plaza and the Wailea Beach Resort also experienced strong ADR growth post-repositioning. During the first nine months of 2016, a combined total of 27,459 room nights were out of service at these two hotels, displacing approximately $6.5 million in room revenue based on the hotels achieving a potential combined 77.6% occupancy rate and combined RevPAR of $165.06 without the renovations. These increases in ADR were partially offset by weak markets and convention calendars in Baltimore, Houston and New Orleans, increased competition in Chicago and New York City, and a weak energy market combined with Hurricane Harvey-related cancellations in Houston.

The decrease in our Existing Portfolio’s occupancy during the first nine months of 2017 as compared to the same period in 2016 was caused by 19,353 fewer group room nights slightly offset by 1,614 more transient room nights. Both group and transient room nights decreased at our Houston hotels due to a weak energy market combined with Hurricane Harvey-related cancellations and a decline in contract business. Group room nights decreased in Orlando, New Orleans, San Francisco and San Diego due to weak convention calendars. These decreases were partially offset by increases in group room nights at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning. The 1,614 increase in transient room nights was caused by significant increases at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, and in Orlando due to increased leisure demand from new attractions at local theme parks. These transient room increases were largely offset by decreases at our Houston hotels as noted above, and at several of our hotels who pushed transient rate at the expense of occupancy.

We sold one hotel in 2016 and two hotels year-to-date in 2017: the Sheraton Cerritos in May 2016; the Fairmont Newport Beach in February 2017; and the Marriott Park City in June 2017 (the “Three Sold Hotels”). The sales of the Three Sold Hotels caused room revenue to decrease by $18.7 million in the first nine months of 2017 as compared to the same period in 2016.

Food and beverage revenue. Food and beverage revenue decreased $0.1 million, or 0.1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The Two 2017 Sold Hotels caused food and beverage revenue to decrease by $3.0 million in the third quarter of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina generated $0.2 million in food and beverage revenue during the third quarter of 2017.

Food and beverage revenue generated by our Existing Portfolio increased $2.7 million during the third quarter of 2017 as compared to the same period in 2016 primarily due to increased banquet revenue at the Boston Park Plaza and the Wailea Beach Resort due to higher quality group business available post-repositioning, as well as higher food, beverage and event technology spend per group attendee at both the Hyatt Regency San Francisco and the Hilton San Diego Bayfront. These increases were partially offset by decreased banquet revenue in Orlando due to strong group business during the third quarter last year. Outlet revenue also increased in the third quarter of 2017 as compared to the same period in 2016 at the Wailea Beach Resort due to the hotel regaining displaced restaurant revenues post-repositioning, as well as at the Hyatt Regency San Francisco due to the introduction of a new grab-and-go concept, and at the Hilton San Diego Bayfront due to an increase in leisure occupancy. These increases were partially offset by decreased outlet revenue at the Renaissance Washington DC due to the leasing of a previously hotel-run outlet, as well as at the Boston Park Plaza due to a decrease in transient occupancy and at the Marriott Quincy as the newly-renovated restaurant begins to ramp up.

Food and beverage revenue increased $1.5 million, or 0.7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Oceans Edge Hotel & Marina generated $0.2 million in food and beverage revenue during the first nine months of 2017.

Food and beverage revenue generated by our Existing Portfolio increased $9.6 million during the first nine months of 2017 as compared to the same period in 2016 primarily due to increased banquet and outlet revenue at the Boston Park Plaza and the Wailea Beach Resort due to additional restaurant and meeting space options available post-repositioning, as well as at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept, and at the Hilton San Diego Bayfront due to strong convention calendar in the first half of the year, along with an increase in the number of customers at the hotel’s outlets. In addition, banquet revenue increased during the first nine months of 2017 as compared to the same period in 2016 at the JW Marriott New Orleans and the Renaissance Baltimore due to increases in the number of groups, as well as group spend. These increases were partially offset by decreased banquet revenue in Orlando due to a strong 2016, as well as in Houston due to a weak market and hurricane-related cancellations, along with at the Marriott Quincy due to renovation of the function space during the first quarter of 2017.  In addition, outlet revenue decreased at the Renaissance Washington DC due to the leasing of a previously hotel-run outlet combined with decreased guest capture at the remaining outlets, and at the Marriott Quincy due to a restaurant renovation during the first few months of 2017. In addition, room service revenue decreased at the Hyatt Regency San Francisco due to the restructuring of this dining option.

The Three Sold Hotels caused food and beverage revenue to decrease by $8.3 million in the first nine months of 2017 as compared to the same period in 2016.

Other operating revenue. Other operating revenue increased $2.6 million, or 15.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The Oceans Edge Hotel & Marina generated $0.4 million in other operating revenue during the third quarter of 2017.

Other operating revenue in our Existing Portfolio increased $3.0 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to our managers taking a more aggressive stance on collecting attrition and cancellation revenues, along with increased resort fees and tenant lease revenue (including the year-over-year effect of our third quarter 2016 write-off of a $0.2 million above market lease intangible asset due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort). These increases in other operating revenue were partially offset by decreases in telephone/internet revenue.

The Two 2017 Sold Hotels caused other operating revenue to decrease by $0.8 million in the third quarter of 2017 as compared to the same period in 2016.

Other operating revenue increased $1.5 million, or 3.1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Oceans Edge Hotel & Marina generated $0.4 million in other operating revenue during the first nine months of 2017.

Other operating revenue in our Existing Portfolio increased $2.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to the same reasons noted above in the discussion regarding the third quarter, combined with increased retail revenue at the Wailea Beach Resort. These increases to other operating revenue for the first nine months of 2017 as compared to the same period in 2016 were partially offset by decreases in parking revenue, telephone/internet revenue and commissions.

The Three Sold Hotels caused other operating revenue to decrease by $1.7 million in the first nine months of 2017 as compared to the same period in 2016.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $2.3 million, or 1.3%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The Oceans Edge Hotel & Marina generated $2.0 million in hotel operating expenses during the third quarter of 2017, including $0.7 million in Hurricane Irma-related restoration expenses which are included in repairs and maintenance expense in our consolidated statements of operations.

Hotel operating expenses in our Existing Portfolio increased $7.2 million during the three months ended September 30, 2017 as compared to the same period in 2016. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the third quarter of 2017 as compared to the same period in 2016 due to the following increased expenses: advertising and promotion at the Wailea Beach Resort to promote the hotel post-repositioning; repairs and maintenance due to a total of $1.0 million in hurricane-related restoration expenses recorded for the Houston hotels and the Renaissance Orlando at SeaWorld®, along with increased payroll and related costs in this department and increased building and elevator maintenance; utilities due to increased electricity, water and sewer costs; franchise costs due to the increase in revenues; property taxes due to increased assessments received at several of our hotels, along with increased appeal fees; and Hawaii general excise tax (“GET”) due to higher revenue at the Wailea Beach Resort post-repositioning.

The Two 2017 Sold Hotels caused hotel operating expenses to decrease by $6.9 million in the third quarter of 2017 as compared to the same period in 2016.

Hotel operating expenses decreased $1.3 million, or 0.3%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Three Sold Hotels caused hotel operating expenses to decrease by $17.9 million in the first nine months of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina generated $2.0 million in hotel operating expenses during the first nine months of 2017, including $0.7 million in Hurricane Irma-related restoration expenses which are included in repairs and maintenance expense in our consolidated statements of operations.

Hotel operating expenses in our Existing Portfolio increased $14.6 million during the nine months ended September 30, 2017 as compared to the same period in 2016. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and retail revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first nine months of 2017 as compared to the same period in 2016 due to the following increased expenses: advertising and promotion at both the Boston Park Plaza and the Wailea Beach Resort to promote the hotels post-repositioning; repairs and maintenance due to a total of $1.0 million in hurricane-related restoration expenses recorded for the Houston hotels and the Renaissance Orlando at SeaWorld®, along with increased payroll and related costs in this department and increased building and elevator maintenance; utilities due to increased water and sewer costs; franchise costs due to the increase in revenues; property taxes due to increased assessments received at several of our hotels, along with the year-over-year effect of the variance in assessment decreases received at our three Chicago hotels, partially offset by decreased appeal fees; building rent at the Hyatt Centric Chicago Magnificent Mile as the operating lease credit received from the landlord was less in 2017 than it was in 2016; and Hawaii GET due to higher revenue at the Wailea Beach Resort post-repositioning.

Other property-level expenses.  Other property-level expenses decreased $0.5 million, or 1.4%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The Two 2017 Sold Hotels caused other property-level expenses to decrease by $1.4 million in the third quarter of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina generated $0.3 million in other property-level expenses during the third quarter of 2017.

Other property-level expenses in our Existing Portfolio increased $0.6 million in the third quarter of 2017 as compared to the same period in 2016, primarily due to increases in the following expenses caused by higher revenue: payroll and related costs; supplies; credit and collection expenses; basic management fees; and employee training expenses. These increases were partially offset by decreases in contract and professional fees, purchase rebates and incentive management fees.

Other property-level expenses decreased $2.7 million, or 2.5%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Three Sold Hotels caused other property-level expenses to decrease by $3.7 million in the first nine months of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina generated $0.3 million in other property-level expenses during the first nine months of 2017.

Other property-level expenses in our Existing Portfolio increased $0.7 million in the first nine months of 2017 as compared to the same period in 2016, primarily due to increases in the following expenses caused by higher revenue: basic and incentive management fees; payroll and related costs; supplies; credit and collection expenses; employee relocation and training; and permits and licenses. Partially offsetting these increased expenses, legal fees decreased during the first nine months of 2017 as compared to the same period in 2016 as we recognized a $1.0 million lease termination fee in the second quarter of 2016, combined with decreased contract and professional fees and purchase rebates.

Corporate overhead expense.  Corporate overhead expense increased $0.8 million, or 13.2%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to increased due diligence costs, the majority of which relates to our purchase of the Oceans Edge Hotel & Marina in July 2017, combined with increased deferred stock compensation expense, payroll and related costs and donations expense. These increases were partially offset by decreased employee relocation expense and travel expenses.

Corporate overhead expense increased $1.7 million, or 8.4%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to the same reasons noted above in the discussion regarding the third quarter, combined with increased Hawaii GET recognized during the first quarter of 2017 related to a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $0.7 million, or 1.8%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as follows:

The Two 2017 Sold Hotels caused depreciation and amortization to decrease by $1.6 million in the third quarter of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina caused depreciation and amortization to increase $0.7 million in the third quarter of 2017.

Depreciation and amortization expense in our Existing Portfolio increased $0.1 million in the third quarter of 2017 as compared to the same period in 2016, due to additional depreciation recognized at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreases in depreciation due to fully depreciated assets, as well as the year-over-year effect of our third quarter 2016 write-off of a $0.1 million in-place lease intangible asset due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort.

Depreciation and amortization expense decreased $1.1 million, or 0.9%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $4.5 million in the first nine months of 2017 as compared to the same period in 2016.

The Oceans Edge Hotel & Marina caused depreciation and amortization to increase $0.7 million in the first nine months of 2017.

Depreciation and amortization expense in our Existing Portfolio increased $2.6 million in the first nine months of 2017 as compared to the same period in 2016, due to the same reasons noted above in the discussion regarding the third quarter.

Impairment loss. Impairment loss totaled $34.4 million for both the three and nine months ended September 30, 2017, and zero for both the three and nine months ended September 30, 2016. In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, we identified indicators of impairment and reviewed our two Houston hotels for possible impairment. Based on each hotel’s undiscounted cash flow analysis, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, we determined that neither hotel’s carrying value was fully recoverable. As such, during the third quarter of 2017, we recorded a total impairment charge of $34.4 million, including $27.1 million for the Hilton North Houston and $7.3 million for the Marriott Houston, which is included in impairment loss on our consolidated statements of operations for both the three and nine months ended September 30, 2017.

Interest and other income.  Interest and other income increased $0.7 million, or 262.9%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. During the third quarter of 2017, we recognized $1.0 million in interest and miscellaneous income. In the third quarter of 2016, we recognized $0.3 million in interest and miscellaneous income.

Interest and other income increased $1.5 million, or 130.4%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the first nine months of 2017, we recognized $2.1 million in interest and miscellaneous income, and $0.2 million in energy rebates due to energy efficient renovations at our hotels. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011. With the receipt of the $0.3 million during the first quarter of 2017, the earn-out is complete. In the first nine months of 2016, we recognized $0.8 million in interest and miscellaneous income and $0.3 million in energy rebates due to energy efficient renovations at our hotels.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense on debt and capital lease obligations	$11,897	$11,966	$34,724	$37,560
Noncash interest on derivatives and capital lease obligations, net	4,534	(1,374)	4,883	7,810
Amortization of deferred financing fees	577	544	1,734	1,648
	$17,008	$11,136	$41,341	$47,018

Interest expense increased $5.9 million, or 52.7%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and decreased $5.7 million, or 12.1%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as follows:

Interest expense on our debt and capital lease obligations decreased $0.1 million and $2.8 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 as a result of lower balances due to monthly amortization and loan repayments during 2016 and 2017. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest on our variable rate debt, as well as interest on our Senior Notes issued in January 2017 and the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017 (see discussion below).

Noncash interest on derivatives and capital lease obligations, net increased $5.9 million and decreased $2.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The changes in the fair market values of our derivatives increased interest expense $1.3 million during the third quarter of 2017 as compared to the third quarter of 2016, and decreased interest expense $7.5 million during the first nine months of 2017 as compared to the same period in 2016. Noncash interest on our capital lease obligations increased interest expense $4.6 million for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016. During the third quarter of 2017, we corrected an immaterial error by reclassifying the Courtyard by Marriott Los Angeles ground lease from an operating lease to a capital lease due to the lease containing a future purchase right option. Upon examination of this future purchase right option, we determined that the economic disincentive for continuing to lease the property will be so significant that we will likely exercise the option. This reclassification resulted in a cumulative immaterial increase of $4.5 million to noncash interest expense for both the three and nine months ended September 30, 2017. In addition, the noncash component of interest on our capital lease obligations increased $0.1 million during the three and nine months ended September 30, 2017 as compared to the same periods in 2016.

Finally, while amortization of deferred financing fees remained relatively flat in the third quarter of 2017 as compared to the same period in 2016, amortization of deferred financing fees increased interest expense by $0.1 million during the nine months ended September 30, 2017 as compared to the same period in 2016 due to additional fees incurred on our Senior Notes issued in January 2017.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.3% and 4.4% at September 30, 2017 and 2016, respectively. Approximately 77.8% of our outstanding notes payable had fixed interest rates at both September 30, 2017 and 2016.

For information regarding our 2017 debt transactions, see the discussion included in “Liquidity and Capital Resources-Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for both the three months ended September 30, 2017 and 2016, and $4,000 and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf. During the first nine months of 2016, we recognized losses of $0.1 million during the first quarter and $0.2 million during the second quarter related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero for both the three months ended September 30, 2017 and 2016, and $45.5 million and $18.2 million for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we recognized a $44.3 million net gain on the sale of the Fairmont Newport Beach during the first quarter, and a $1.2 million net gain on the sale of the Marriott Park City during the second quarter. Neither of these sales qualified as a discontinued operation. During the nine months ended September 30, 2016, we recognized an $18.2 million net gain on the sale of the Sheraton Cerritos during the second quarter, which did not qualify as a discontinued operation.

Income tax benefit. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. Income tax benefit totaled $13.0 million and $12.5 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $1.0 million for the three and nine months ended September 30, 2016, respectively. During the third quarter of 2017, we fully released the $13.6 million valuation allowance primarily related to our federal and state net operating loss carryforwards as we determined it was more likely than not that these deferred tax assets will be realized. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years and forecasted earnings. In addition, during the third quarter and first nine months of 2017, we recognized combined federal and state income tax expense of $0.6 million and $1.1 million, respectively, based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities.

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

Income from discontinued operations.  Income from discontinued operations totaled $7.0 million for both the three and nine months ended September 30, 2017, and zero for both the three and nine months ended September 30, 2016. During the third quarter of 2017, we recognized an additional $7.0 million gain related to our 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota (the “Rochester Portfolio”). Upon sale of the Rochester Portfolio in 2013, we retained a liability not to exceed $14.0 million. The recognition of the $14.0 million liability reduced our gain on the sale of the Rochester Portfolio. In the second quarter of 2014, we were released from $7.0 million of our liability, and we recorded additional gain on the sale, which we included in discontinued operations. During the third quarter of 2017, we determined that our remaining liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, we recorded additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for both the three and nine months ended September 30, 2017.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.2 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. Consistent with the Presentation Topic of the FASB ASC, our net income for the three and nine months ended September 30, 2017 and 2016 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.2 million and $2.1 million during the third quarter of 2017 and 2016, respectively, and $6.3 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Preferred stock dividends and redemption charge.  Preferred stock dividends and redemption charge were incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series D preferred stock	$—	$—	$—	$2,428
Series E preferred stock	1,998	1,998	5,994	4,462
Series F preferred stock	1,210	1,209	3,628	1,814
Redemption charge on Series D preferred stock	—	—	—	4,052
	$3,208	$3,207	$9,622	$12,756

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

•

Ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period. We do, however, include an adjustment for the cash ground lease expenses recorded on the ground lease at the Courtyard by Marriott Los Angeles and the building lease at the Hyatt Centric Chicago Magnificent Mile. In accordance with the Leases Topic of the FASB ASC, we have determined that both of these leases are capital leases, and, therefore, we include a portion of the capital lease payments each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; property-level restructuring, severance and management transition costs; lease terminations; uninsured losses; and any gains or losses we have recognized on sales or redemptions of assets other than real estate investments.

The following table reconciles our unaudited net income to EBITDA and Adjusted EBITDA for our hotel portfolio for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$17,082	$39,427	$132,324	$106,379
Operations held for investment:
Depreciation and amortization	39,719	40,442	120,051	121,169
Amortization of lease intangibles	63	62	189	189
Interest expense	17,008	11,136	41,341	47,018
Income tax benefit	(12,991)	(1,434)	(12,541)	(959)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,169)	(2,053)	(6,344)	(5,358)
Depreciation and amortization	(660)	(872)	(2,147)	(2,607)
Interest expense	(523)	(424)	(1,468)	(1,251)
EBITDA	57,529	86,284	271,405	264,580

Operations held for investment:
Amortization of deferred stock compensation	1,848	1,539	6,188	5,616
Amortization of favorable and unfavorable contracts, net	20	327	215	342
Noncash ground rent	(281)	465	(841)	1,413
Capital lease obligation interest — cash ground rent	(575)	(351)	(1,277)	(1,053)
Loss (gain) on sale of assets, net	14	8	(45,736)	(18,226)
Loss on extinguishment of debt	—	—	4	259
Impairment loss	34,427	—	34,427	—
Hurricane-related uninsured losses	1,649	—	1,649	—
Closing costs - completed acquisition	355	—	729	—
Prior year property tax adjustments, net	(448)	(239)	(549)	(4,279)
Property-level restructuring, severance and management transition costs	—	18	—	1,578
Lease termination costs	—	—	—	1,000
Noncontrolling interest:
Noncash ground rent	72	(113)	217	(338)
Discontinued operations:
Gain on sale of assets	(7,000)	—	(7,000)	—
	30,081	1,654	(11,974)	(13,688)
Adjusted EBITDA	$87,610	$87,938	$259,431	$250,892

Adjusted EBITDA was $87.6 million and $87.9 million for the three months ended September 30, 2017 and 2016, respectively, and $259.4 million and $250.9 million for the nine months ended September 30, 2017 and 2016, respectively. Adjusted EBITDA decreased $0.3 million during the third quarter of 2017 as compared to the same period in 2016, primarily due to the sales of the Two 2017 Sold Hotels in February 2017 and June 2017, partially offset by additional earnings generated by our Existing Portfolio, predominately by both the Boston Park Plaza and the Wailea Beach Resort post-repositioning.

Adjusted EBITDA increased $8.5 million during the first nine months of 2017 as compared to the same period in 2016, due to additional earnings generated by the Existing Portfolio, predominately by both the Boston Park Plaza and the Wailea Beach Resort post-repositioning. Partially offsetting these increases, Adjusted EBITDA decreased primarily due to the sales of the Three Sold Hotels in May 2016, February 2017 and June 2017.

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

•

Noncash ground rent: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period.

•

Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and capital lease obligations. We believe that these items are not reflective of our ongoing finance costs.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; changes to deferred tax assets or valuation allowances; property-level restructuring, severance and management transition costs; lease terminations; uninsured losses; any gains or losses we have recognized on redemptions of assets other than real estate investments; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$17,082	$39,427	$132,324	$106,379
Preferred stock dividends and redemption charge	(3,208)	(3,207)	(9,622)	(12,756)
Operations held for investment:
Real estate depreciation and amortization	39,611	40,296	119,691	120,715
Amortization of lease intangibles	63	62	189	189
Loss (gain) on sale of assets, net	14	8	(45,736)	(18,226)
Impairment loss	34,427	—	34,427	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,169)	(2,053)	(6,344)	(5,358)
Real estate depreciation and amortization	(660)	(872)	(2,147)	(2,607)
Discontinued operations:
Gain on sale of assets	(7,000)	—	(7,000)	—
FFO attributable to common stockholders	78,160	73,661	215,782	188,336

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	20	327	215	342
Noncash ground rent	(281)	465	(841)	1,413
Noncash interest on derivatives and capital lease obligations, net	4,534	(1,374)	4,883	7,810
Loss on extinguishment of debt	—	—	4	259
Hurricane-related uninsured losses	1,649	—	1,649	—
Closing costs - completed acquisition	355	—	729	—
Prior year property tax adjustments, net	(448)	(239)	(549)	(4,279)
Property-level restructuring, severance and management transition costs	—	18	—	1,578
Lease termination costs	—	—	—	1,000
Noncash income tax benefit	(13,628)	(1,596)	(13,628)	(1,596)
Preferred stock redemption charge	—	—	—	4,052
Noncontrolling interest:
Noncash ground rent	72	(113)	217	(338)
Noncash interest related to loss on derivative	(1)	—	(5)	—
	(7,728)	(2,512)	(7,326)	10,241
Adjusted FFO attributable to common stockholders	$70,432	$71,149	$208,456	$198,577

Adjusted FFO attributable to common stockholders was $70.4 million and $71.1 million for the three months ended September 30, 2017 and 2016, respectively, and $208.5 million and $198.6 million for the nine months ended September 30, 2017 and 2016, respectively. Adjusted FFO attributable to common stockholders decreased $0.7 million and increased $9.9 million in the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDA. In addition, the decrease in interest expense on debt and capital lease obligations during both the three and nine months ended September 30, 2017 as compared to the same periods in 2016 positively affected Adjusted FFO attributable to common stockholders.

Investing Activities

Acquisitions. In July 2017, we acquired the 175-room Oceans Edge Hotel & Marina located in Key West, Florida for a net purchase price of $173.9 million, including prorations. The newly constructed and recently opened fee simple hotel also includes a marina, wet and dry boat slips and other customary marina amenities. We funded the acquisition with available cash on hand, including proceeds from the recent sales of the Marriott Park City and the Fairmont Newport Beach, as well as net proceeds received from our recent equity issuances under our ATM Agreements. We did not acquire any hotels during 2016.

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

Renovations. We invested $81.5 million and $139.8 million in capital improvements to our hotel portfolio during the nine months ended September 30, 2017 and 2016, respectively. Consistent with our strategy, during the first nine months of 2017 and 2016, we undertook major renovations, repositionings and ordinary course rooms, restaurants and public space renovations. Year-to-date, none of our 2017 renovations caused material room revenue disruption; however, during the three and nine months ended September 30, 2016 our repositioning of the Boston Park Plaza and the Wailea Beach Resort caused room revenue disruption of approximately $3.1 million and $6.5 million, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from our sales of the Three Sold Hotels, sales of other assets, our term loan agreement drawn in January 2016, our Senior Notes, our ATM common stock issuances and our preferred stock offering. Our primary uses of cash were for capital expenditures for hotels, operating expenses, acquisitions of a hotel and other assets, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $234.2 million for the nine months ended September 30, 2017 as compared to $228.5 million for the nine months ended September 30, 2016. The net increase to cash provided by operating activities during the first nine months of 2017 was primarily due to increased cash generated by our hotels, most significantly at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreased cash generated due to our sales of the Three Sold Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in investing activities during the first nine months of 2017 as compared to the first nine months of 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Proceeds from sales of assets	$150,171	$41,202
Restricted cash — replacement reserve	(7,496)	(8,914)
Acquisition of hotel property and other assets	(173,917)	(2,447)
Renovations and additions to hotel properties	(81,470)	(139,846)
Payment for interest rate derivative	(19)	—
Net cash used in investing activities	$(112,731)	$(110,005)

Net cash used in investing activities was $112.7 million during the first nine months of 2017 as compared to $110.0 million for the same period in 2016. During the first nine months of 2017, we received proceeds of $150.2 million from our sales of the Marriott Park City, the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $7.5 million, paid $173.9 million to purchase the Oceans Edge Hotel & Marina, paid $81.5 million for renovations and additions to our portfolio and paid $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During the first nine months of 2016, we received proceeds of $41.2 million from our sales of the Sheraton Cerritos and surplus FF&E. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $8.9 million, paid $2.4 million to acquire the air rights at our Renaissance Harborplace and paid $139.8 million for renovations and additions to our portfolio.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2017 as compared to the first nine months of 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Proceeds from preferred stock offerings	$—	$190,000
Payment of preferred stock offering costs	—	(6,640)
Redemption of preferred stock	—	(115,000)
Proceeds from common stock offerings	79,407	—
Payment of common stock offering costs	(1,475)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)
Proceeds from notes payable	240,000	100,000
Payments on notes payable	(183,796)	(196,504)
Payments of costs related to extinguishment of notes payable	(1)	(153)
Payments of deferred financing costs	(13)	(85)
Dividends and distributions paid	(148,540)	(213,453)
Distributions to noncontrolling interest	(6,325)	(5,988)
Net cash used in financing activities	$(24,536)	$(250,464)

Net cash used in financing activities was $24.5 million during the first nine months of 2017 as compared to $250.5 million for the same period in 2016. During the first nine months of 2017, we received net proceeds of $77.9 million from the issuance of our common stock, and $240.0 million from the Senior Notes. These cash inflows were offset by the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $183.8 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $7.8 million in principal payments on our notes payable; $14,000 in combined loan extinguishment costs related to the loan secured by the Marriott Boston Long Wharf and deferred financing costs related to our Senior Notes and our credit facility; $148.5 million in dividends and distributions to our common and preferred stockholders; and $6.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

During the first nine months of 2016, we received $183.4 million in net proceeds from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, and $100.0 million in proceeds received from our unsecured term loan. These cash inflows were offset by the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $196.5 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld® and $9.7 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loan secured by Renaissance Orlando at SeaWorld®; $0.1 million in deferred financing costs related to our new $100.0 million unsecured term loan; $213.5 million in dividends and distributions to our common and preferred stockholders; and $6.0 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt in other hotels, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through September 30, 2017, we have received $77.9 million in net proceeds from the issuance of 4,876,855 shares of our common stock in connection with the ATM Agreements, leaving $220.6 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of September 30, 2017, our unrestricted cash balance was $466.5 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand. Our unrestricted cash balance includes the net proceeds received on the sales of the Marriott Park City and the Fairmont Newport Beach in 2017, a portion of which may be required to satisfy our 2017 ordinary and capital gain REIT distribution requirements.

Debt. As of September 30, 2017, we had $992.1 million of consolidated debt, $538.1 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of September 30, 2017 is approximately 5 years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. Including our variable-rate debt obligation based on the variable rate at September 30, 2017, the weighted average interest rate on our debt is 4.3%.

As of September 30, 2017, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $219.9 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 4.25% until May 2019. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2017, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

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

We may in the future seek to obtain mortgages on one or all of our 22 unencumbered hotels, 15 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 22 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Philadelphia; Marriott Portland; Marriott Quincy; Marriott Tysons Corner; Oceans Edge Hotel & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of September 30, 2017 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$992,149	$10,431	$232,896	$276,748	$472,074
Interest obligations on notes payable (1)	237,165	42,796	76,907	52,314	65,148
Capital lease obligations (2)	26,757	1	3	3	26,750
Interest obligations on capital leases	124,419	2,356	4,711	4,815	112,537
Operating lease obligations	282,119	9,334	18,300	18,334	236,151
Construction commitments	54,156	54,156	—	—	—
Employment obligations	1,489	1,489	—	—	—
Total	$1,718,254	$120,563	$332,817	$352,214	$912,660

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at September 30, 2017, and includes the effect of our interest rate derivative agreements.

(2)

Includes two leases which have been classified as capital leases: the building lease at the Hyatt Centric Chicago Magnificent Mile; and the ground lease at the Courtyard by Marriott Los Angeles. Principal amounts for the Courtyard by Marriott Los Angeles lease are accreting up to the future purchase right option of approximately $15.4 million (calculated as of the lease inception date), which option the Company expects to exercise when available in September 2037.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, and laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $81.5 million in our portfolio during the first nine months of 2017. As of September 30, 2017, we have contractual construction commitments totaling $54.2 million. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of September 30, 2017, our balance sheet includes restricted cash of $69.7 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our 27 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2016:
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Sold hotel revenues (1)	(15,773)	(11,667)	(11,210)	(9,466)	(48,116)
Non-hotel revenues (2)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (3)	$258,398	$310,394	$292,304	$275,052	$1,136,148
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.3%	25.8%	24.2%	100.0%

2017:
Total revenues	$280,743	$318,796	$303,909
Non-comparable hotel revenues (4)	—	—	(1,848)
Sold hotel revenues (1)	(8,737)	(1,244)	—
Non-hotel revenues (2)	(18)	(22)	(22)
Total Comparable Portfolio revenues (3)	$271,988	$317,530	$302,039

(1)	Sold hotel revenues include those generated by the Sheraton Cerritos, the Fairmont Newport Beach and the Marriott Park City, which we sold in May 2016, February 2017 and June 2017, respectively.
(2)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(3)	Total Comparable Portfolio revenues include those generated by our 26 hotel Comparable Portfolio.
(4)	Non-comparable hotel revenues include those generated by the newly-developed Oceans Edge Hotel & Marina, which opened in January 2017 and was acquired by the Company in July 2017.

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

•

Income Taxes. We have elected to be treated as a REIT pursuant to the Internal Revenue Code, as amended (the “Code”). Our management believes that we have qualified and intend to continue to qualify as a REIT. Therefore, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate tax rates.

With respect to taxable subsidiaries, we account for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Income Taxes Topic of the FASB ASC addresses how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

We record income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, we must assess the likelihood that we will be able to recover our deferred tax assets, and, therefore, we recognize deferred tax assets only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. If sufficient negative evidence exists such that deferred tax assets cannot be realized, the provision for taxes is increased by recording a reserve, in the form of a valuation allowance, against the estimated deferred tax assets that will not ultimately be realized.

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

As of September 30, 2017, 77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.0 million based on the variable rate at September 30, 2017. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.5 million, based on the variable rates at September 30, 2017.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 — July 31, 2017	—	—	—
August 1, 2017 — August 31, 2017	—	—	—
September 1, 2017 — September 30, 2017	—	—	—
Total	—	—	—	$ 300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of September 30, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2017; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 1, 2017	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)