Form 10-K
period 2017-12-31
Sunstone Hotel Investors, Inc.
filed 2018-02-14
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 30, 2017 as reported on the New York Stock Exchange (“NYSE”) was approximately $3.6 billion.

The number of shares of the registrant’s common stock outstanding as of February 8, 2018 was 225,321,660.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2017

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

Item 1.Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2017, we had interests in 27 hotels (the “27 hotels”), including the Marriott Philadelphia and the Marriott Quincy which we classified as held for sale and subsequently sold in January 2018, leaving 25 hotels currently held for investment (the “25 hotels”). The 25 hotels are comprised of 12,450 rooms, located in 11 states and in Washington, DC.

Our primary business is to acquire, own, asset manage and renovate primarily hotels that we consider to be long-term relevant real estate in the United States. As part of our ongoing portfolio management strategy, we may also sell hotel properties from time to time. All but two (the Boston Park Plaza and the Oceans Edge Hotel & Marina) of our 25 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels. Our portfolio primarily consists of urban and resort upper upscale hotels in the United States. Of the 25 hotels, we include 22 as upper upscale, two as upscale and one as luxury as defined by STR, Inc., an independent provider of lodging industry statistical data. STR, Inc. classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers pursuant to long-term management agreements with our TRS Lessee or its subsidiaries. As of December 31, 2017, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of nine of the Company’s 25 hotels; Interstate Hotels & Resorts, Inc. (“IHR”), manager of four of the Company’s 25 hotels; Highgate Hotels L.P. and an affiliate (“Highgate”), manager of three of the Company’s 25 hotels; Crestline Hotels & Resorts (“Crestline”), Hilton Worldwide (“Hilton”) and Hyatt Corporation (“Hyatt”), each a manager of two of the Company’s 25 hotels; and Davidson Hotels & Resorts (“Davidson”), HEI Hotels & Resorts (“HEI”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s 25 hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	High Quality Portfolio.

Focus on Owning Long-Term Relevant Real Estate. We believe that we will create lasting stockholder value through the active ownership of long-term relevant real estate. Long-term relevant real estate consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are relevant today and will remain relevant for generations to come. We believe that owning long-term relevant real estate reduces the risk of waning demand that often happens to undercapitalized and pedestrian hotels.

Presence in Key Markets. A cornerstone of long-term relevant real estate is location. We believe that our hotels are located in many desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. In 2017, approximately 96% of the revenues generated by the 25 hotels were earned by hotels located in key gateway markets and unique resort locations such as Boston, New York, Washington, DC/Baltimore, Chicago, Orlando, Key West, New Orleans, San Francisco, Los Angeles/Orange County, San Diego and Maui. Over time, we expect the revenues of hotels located in key gateway markets and unique resort locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Well Known Independents. All but two of our 25 hotels are operated under nationally recognized brands, including Marriott, Hilton and Hyatt. We believe that affiliations with strong brands improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers.

Recently Renovated Hotels. From January 1, 2013 through December 31, 2017, we invested $652.2 million in capital renovations throughout the 25 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•

Significant Cash Position. As of December 31, 2017, we had total cash of $559.3 million, including $71.3 million of restricted cash. Adjusting for the significant cash transactions that occurred in January 2018, including the $133.9 million payment of our common and preferred dividends and the approximately $139.0 million received from the sales of the Marriott Philadelphia and the Marriott Quincy, our total pro forma cash including restricted cash as of December 31, 2017 would be $564.4 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs, debt maturities, capital investment and acquisitions with cash on hand.

•

Flexible Capital Structure. We believe our capital structure provides us with appropriate financial flexibility to execute our strategy. As of December 31, 2017, the weighted average term to maturity of our debt was approximately five years, and 77.8% of our debt was fixed rate with a weighted average interest rate of 4.5%, including the effects of our interest rate swap agreements. Including our variable-rate debt obligation based on the variable rate at December 31, 2017, the weighted average interest rate on our debt was 4.1%. Our mortgage debt is in the form of single asset non-recourse loans rather than in cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2017, we had two unsecured corporate-level term loans, and two series of senior unsecured corporate-level notes. We currently believe our unsecured debt structure is appropriate for the operating characteristics of our business as it provides flexibility for various portfolio management initiatives, including asset sales, capital investment and management changes.

•

Low Leverage. Over the past six years, we have been committed to thoughtfully and methodically reducing our leverage while maintaining a focus on creating and protecting stockholder value. We believe that our low leverage capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession, but also provides the company with significant optionality to create stockholder value through all phases of the operating cycle.

•

Strong Access to Low Cost Capital. As a publicly traded REIT, over the long-term, we may benefit from greater access to a variety of forms of capital as compared to non-public investment vehicles. In addition, over the long-term, we may benefit from a lower cost of capital as compared to non-public investment vehicles as a result of our investment liquidity, balance sheet optionality, professional management and portfolio diversification.

•	Seasoned Management Team. Each of our core disciplines, including asset management, acquisitions, finance and legal, are overseen by industry leaders with demonstrated track records.

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

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that generate attractive risk-adjusted returns on our investment dollars. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to redeploy capital from slower growth assets to long-term relevant real estate with higher long-term growth rates. Our primary focus is on acquiring long-term relevant real estate. We intend to select the branding and operators for our hotels that we believe will lead to the highest returns. We will also focus on capital recycling, and may selectively sell hotels that no longer fit our target profile, will not offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

Finance. We have a highly experienced finance team focused on minimizing our cost of capital and maximizing our financial flexibility by proactively managing our capital structure and opportunistically sourcing appropriate capital for growth, while maintaining a best in class disclosure and investor relations program. Accordingly, our financial objectives include the maintenance of appropriate levels of liquidity throughout the cycle. During 2017, we reduced our total mortgage debt by $9.9 million through principal payments, and by an additional $176.0 million through repayment of one mortgage. We also refinanced an existing $219.6 million mortgage bearing interest at a variable  rate of one-month LIBOR plus 225 basis points maturing in August 2019 with a new interest only $220.0 million loan bearing interest at a variable rate of one-month LIBOR plus 105 basis points maturing in December 2020. The new loan contains three one-year extension options, subject to the satisfaction of certain conditions.

Legal. Our legal team is responsible for overseeing and supporting all company-wide legal matters, including all legal matters related to corporate (including corporate oversight and governance), investment, asset management, design and construction, finance initiatives and litigation. We believe active and direct oversight of legal matters allows the company the flexibility to pursue opportunities while minimizing legal exposure, protecting corporate assets, and ultimately maximizing stockholder returns.

Business Strategy

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of long-term relevant real estate in the lodging sector. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility to position the company to create value throughout all phases of the operating and financial cycles.

Competition

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets. Competitive advantage is based on a number of factors, including location, physical attributes, service levels and reputation. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the luxury, upper upscale and upscale segments. Increased competition could harm our occupancy or revenues or may lead our operators to unnecessarily increase service or amenity levels, which may reduce the profitability of our hotels.

We believe that competition for the acquisition of hotels is fragmented. We face competition from institutional pension funds, private equity investors, high net worth individuals, other REITs and numerous local, regional, national and international owners in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During times when we seek to acquire hotels, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Management Agreements

All of our 25 hotels are managed by third parties pursuant to management agreements with our TRS Lessee or its subsidiaries. The following is a general description of our third-party management agreements as of December 31, 2017.

Marriott. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, these management agreements expire between 2031 and 2078. Additionally, five of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 20% of the excess of gross operating profit over a certain threshold, however the total base and incentive fees were capped at 4.25% of gross revenue for 2013, 4.5% of gross revenue for 2014, 4.75% of gross revenue for 2015, 5.0% of gross revenue for the first seven months of 2016, and are capped at 5.25% of gross revenue for the remaining term of the agreement; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds; and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, capped at 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

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

Highgate. Our Boston Park Plaza, Hilton Times Square and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreement at the Boston Park Plaza required us to pay Highgate a base management fee of 2.5% of gross revenue until July 1, 2014. From July 2, 2014 to July 1, 2015, the base management fee increased to 2.75% of gross revenue, and thereafter the base management fee is 3.0% of gross revenue. In addition, the management agreement at the Boston Park Plaza requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold. The agreement expires in 2023, absent a prior termination by either party.

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

Crestline. Our Embassy Suites Chicago and Hilton Garden Inn Chicago Downtown/Magnificent Mile hotels are operated under management agreements with Crestline. The management agreement at the Embassy Suites Chicago expires in 2019 (absent early termination by either party), and provides no renewal options. The agreement required us to pay Crestline a base management fee of 1.5% of gross revenue through May 31, 2016, increasing to 2.0% of gross revenue thereafter.

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

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels are operated under management agreements with Hilton. The management agreement at the Embassy Suites La Jolla expires in 2026 (absent early termination by Hilton), and provides no renewal options. The agreement required us to pay a base management fee of 2.25% of gross revenue through 2016, decreasing to 1.75% of gross revenue thereafter. There is no incentive fee under the agreement.

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

Davidson. Our Hyatt Centric Chicago Magnificent Mile hotel is operated under a management agreement with Davidson. The management agreement at the Hyatt Centric Chicago Magnificent Mile expires in 2019, and provides us with the right to renew for up to two additional terms of five years each, absent a prior termination by either party. The agreement requires us to pay 2.5% of total revenue as a base management fee and calls for an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of total revenue. The base and incentive management fees payable to Davidson under the Hyatt Centric Chicago Magnificent Mile management agreement have an aggregate cap of 4.0% of total revenue.

HEI. Our Hilton New Orleans St. Charles hotel is operated under a management agreement with HEI. The agreement expired in 2017, but currently automatically renews on a month-to-month basis. The agreement requires us to pay 2.0% of gross revenue as a base management fee and calls for an incentive fee of 20.0% of the excess of adjusted gross operating profit over a certain threshold.

Singh. Our Oceans Edge Hotel & Marina hotel is operated under a management agreement with Singh. The management agreement at the Oceans Edge Hotel & Marina expires in 2027 (absent early termination by either party), and provides no renewal options. The agreement requires us to pay 3.0% of gross revenue as a base management fee and calls for an incentive fee of 10.0% of adjusted net operating income, capped at 1.5% of gross revenue.

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

Franchise Agreements

As of December 31, 2017, 11 of the 25 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with our taxable year ended December 31, 2004. Under current federal income tax laws, we are required to distribute at least 90% of our net taxable income to our stockholders each year in order to satisfy the REIT distribution requirement. While REITs enjoy certain tax benefits relative to C corporations, as a REIT we may still be subject to certain federal, state and local taxes on our income and property. We may also be subject to federal income and excise tax on our undistributed income.

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

We and the TRS Lessee must make a joint election with the Internal Revenue Service (“IRS”) for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2017, no more than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

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

The TRS Lessee has engaged eligible independent contractors to manage the hotels it leases from the Operating Partnership.

Ground, Building and Air Lease Agreements

At December 31, 2017, six of the 25 hotels are subject to ground, building and/or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2017, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 26 to 80 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

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

Three of the six leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party. Two of these same leases also allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Offices

We currently lease our headquarters located at 120 Vantis, Suite 350, Aliso Viejo, California 92656 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 30, 2018. During 2017, we entered into a new lease with an unaffiliated third party to occupy the premises located at 200 Spectrum Center Drive, Suite 2100, Irvine, California 92618. Our new lease begins on September 1, 2018 and terminates on August 31, 2028.

Employees

As of February 1, 2018, we had 49 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

Environmental

Environmental reviews have been conducted on all of our hotels. From time to time, our secured lenders have requested environmental consultants to conduct Phase I environmental site assessments on many of our properties. In certain instances, these Phase I assessments relied on older environmental assessments prepared in connection with prior financings. Phase I assessments are designed to evaluate the potential for environmental contamination of properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly available databases. Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties. In addition, material environmental conditions, liabilities or compliance concerns may arise after the Phase I assessments are completed, or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liabilities.

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

Risks Related to Our Business

In the past, events beyond our control, including economic slowdowns, natural disasters, civil unrest and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. In addition, we own seven hotels located in seismically active areas of California and seven hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii, Louisiana and Texas). We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, such as Zika, Ebola, H1N1 or other similar viruses, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

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

The value of hotel real estate has an inverse correlation to the capital costs of hotel investors. If capital costs increase, real estate values may decrease. Capital costs are generally a function of the perceived risks associated with our assets, interest rates on debt and return expectations of equity investors. While interest rates may have increased from cyclical lows, they remain low relative to historic averages, but may continue to increase in the future.  Interest rate volatility, both in the U.S. and globally, could reduce our access to capital markets or increase the cost of funding our debt requirements. If the income generated by our hotels does not increase by amounts sufficient to cover such higher capital costs, the market value of our hotel real estate may decline. In some cases, the value of our hotel real estate has previously declined, and may in the future decline, to levels below the principal amount of the debt securing such hotel real estate.

As of December 31, 2017, we had approximately $990.4 million of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2017,  approximately $403.0 million matures over the next four years (none in either 2018 or 2019, $296.1 million in 2020 and $106.9 million in 2021). The $403.0 million in debt maturities due over the next four years does not include $7.4 million of scheduled loan amortization payments due in 2018, $8.0 million due in each of the years 2019 and 2020, or $4.4 million due in 2021. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2017, we had $0.5 million in outstanding letters of credit.

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

All of our mortgage debt, excluding letters of credit, unsecured term loans and unsecured senior notes, as of December 31, 2017 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements.

Financial covenants in our debt instruments may restrict our operating or acquisition activities.

Our credit facility, unsecured term loans and unsecured senior notes contain, and other potential financings that we may incur or assume in the future may contain, restrictions, requirements and other limitations on our ability to incur additional debt and make distributions to our stockholders, as well as financial covenants relating to the performance of our hotel properties. Our ability to borrow under these agreements is subject to compliance with these financial and other covenants. If we are unable to engage in activities that we believe would benefit our hotel properties or we are unable to incur debt to pursue those activities, our growth may be limited. Obtaining consents or waivers from compliance with these covenants may not be possible, or if possible, may cause us to incur additional costs or result in additional limitations.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2017, no cash trap provisions were triggered at any of our hotels.

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy of owning long-term relevant real estate. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs, and numerous local, regional, national and international owners who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

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

In January 2018, we adopted the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If, and when, we acquire a hotel property or other entity as a purchase combination in the future, we will be required to analyze the acquisition to determine if the transaction qualifies as the purchase of a business or an asset. The result of this analysis will affect both our balance sheet and our statement of operations as transaction costs associated with asset acquisitions will be capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination will continue to be expensed as incurred and included in corporate overhead. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations.

The acquisition of a portfolio of hotels or a company presents more risks to our business and financial results than the acquisition of a single hotel.

We have acquired in the past, and may acquire in the future, multiple hotels in single transactions. We may also evaluate acquiring companies that own hotels. Multiple hotel and company acquisitions, however, are generally more complex than single hotel acquisitions and, as a result, the risk that they will not be completed is greater. These acquisitions may also result in our owning hotels in new markets, which places additional demands on our ability to actively asset manage the hotels. In addition, we may be required by a seller to purchase a group of hotels as a package, even though one or more of the hotels in the package do not meet our investment criteria. In those events, we expect to attempt to sell the hotels that do not meet our investment criteria, but may not be able to do so on acceptable terms, or if successful, the sales may be recharacterized by the IRS as dealer sales and subject to a 100% “prohibited transactions” tax on any gain. These hotels may harm our operating results if they operate below our underwriting or if we sell them at a loss. Also, a portfolio of hotels may be more difficult to integrate with our existing hotels than a single hotel, may strain our management resources and may make it more difficult to find one or more management companies to operate the hotels. Any of these risks could harm our operating results.

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

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, in April 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California. As of December 31, 2017, Park Hotels & Resorts, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position, and may not be in a position in the future to exercise sole decision-making authority regarding a property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

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

We periodically review the fair value of each of our hotels and related goodwill for possible impairment. For example, in 2017, we identified indicators of impairment at our two Houston, Texas hotels associated with continued operational declines due to weakness in the Houston market, combined with the effects of Hurricane Harvey on our two hotels. As such, we recorded a total impairment charge of $40.1 million on the two Houston hotels. In the future, additional hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, which may adversely affect our financial condition and results of operations.

We own primarily urban and resort upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotels compete on the basis of location, physical attributes, service levels and reputation, among many other factors. There are many competitors that may have hotels that are better located, have a stronger reputation or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We may also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels when compared to other classes of hotels.

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

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2017, seven of the 25 hotels are located in California, which is the largest concentration of our hotels in any state, representing 31% of our rooms and 35% of the revenue generated by the 25 hotels during 2017. In addition, as of December 31, 2017, three of the 25 hotels are located in Illinois, as well as three in the greater Washington DC area, and two of the 25 hotels are located in Massachusetts. The three hotels located in Illinois represented 9% of our rooms and 7% of the revenue generated by the 25 hotels during 2017. The three hotels located in the greater Washington DC area represented 15% of our rooms and 14% of the revenue generated by the 25 hotels during 2017. The two hotels located in Massachusetts represented 12% of our rooms and 14% of the revenue generated by the 25 hotels during 2017. To a lesser, but still significant extent, our hotels in Florida, Hawaii and Louisiana represented 8%, 4% and 6% of our rooms, respectively, and 8%, 8%, and 5% of the revenue generated by the 25 hotels during 2017, respectively. The concentration of our hotels in California, Florida, Hawaii, Illinois, Massachusetts, Louisiana and the greater Washington DC area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, Florida, Hawaii, Illinois, Massachusetts, Louisiana and the greater Washington DC area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

The operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and room nights generated by other large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. Some of these contracts and events may also be cancelled, which could reduce our expectations for future revenues or result in potential litigation in order to collect cancellation fees. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

The need for business-related travel, and, therefore, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconferencing and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be materially and adversely affected.

A substantial number of our hotels operate under a brand owned by Marriott, Hilton or Hyatt. Should any of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands. As of December 31, 2017, 13 of our 25 hotels utilized brands owned by Marriott. In addition, seven and three of our 25 hotels were utilized by Hilton and Hyatt brands, respectively. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

In addition, during 2016, Marriott and Starwood Hotels & Resorts completed a merger between the two companies. Should additional hotel brands consolidate in the future, the merger could reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies, as well as contracts between our hotels and various unions. In addition, the potential combined company could have more leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires non-economic renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

Because all but two of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements or circumstances that negatively affect the franchisor or the hotel brand could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2017, all of the 25 hotels except the Boston Park Plaza and the Oceans Edge Hotel & Marina were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Moreover, negative publicity affecting a franchisor or hotel brand in general could reduce the revenue we receive from the hotels subject to that particular franchise or brand. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

As of December 31, 2017, our 25 hotels were managed as follows: Marriott nine hotels; IHR four hotels; Highgate three hotels; Crestline two hotels; Hilton two hotels; Hyatt two hotels; and Davidson, HEI and Singh one hotel each. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, one was entered into during 2017, two were entered into during 2015, one was entered into during 2014, and three were entered into during 2013. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

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

Many of our managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have a cyber insurance policy to provide supplemental coverage above the coverage carried by our third-party managers. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in connection with acquisitions, repositionings and other capital improvements, some of which are mandated by applicable laws or regulations or agreements with third parties, and the costs of such renovations, repositionings or improvements may exceed our expectations or cause other problems.

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2017, we invested $115.1 million on capital improvements to our hotels. We expect the amount of our capital expenditures to be similar in 2018. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Because six of the 25 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building and/or air space of six of the 25 hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2017, the terms of these ground, building and air leases (including renewal options) range from approximately 26 to 80 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

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

Number of Directors, Board Vacancies, Term of Office. Under our charter and bylaws, we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. Any director elected to fill a vacancy will hold office until the next annual meeting of stockholders, and until his or her successor is elected and qualifies. As a result, stockholder influence over these matters is limited. Notwithstanding the foregoing, we amended our corporate governance guidelines in 2017 to provide that the board shall be required to accept any resignation tendered by a nominee who is already serving as a director if such nominee shall have received more votes “against” or “withheld” than “for” his or her election at each of two consecutive annual meetings of stockholders for the election of directors at which a quorum was present and the number of director nominees equaled the number of directors to be elected at each such annual meeting of stockholders.

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

•

threat of terrorism, terrorist events, civil unrest, government shutdowns, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

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

•

increases in operating costs due to inflation, labor costs, workers’ compensation and health-care related costs (including the impact of the Patient Protection and Affordable Care Act or its potential replacement), utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

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

As is typical of the lodging industry, we experience some seasonality in our business. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City, Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Seasonal fluctuations in revenue may affect our ability to make distributions to our stockholders or to fund our debt service.

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

Of the 25 hotels, seven are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states. In addition, a total of seven hotels are located in Florida, Hawaii, Louisiana and Texas, which each have an increased potential to experience hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessors, franchisors and managers. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

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

The terrorist attacks on September 11, 2001 and subsequent events underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities may be subject to higher-than-normal risk of terrorist attacks. The occurrence or the possibility of terrorist attacks or military conflicts could:

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

Tax Risks

If we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation, reducing our cash available for distribution.

We are organized as a REIT under the Code, which affords us material tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements and certain relief provisions do not apply, our distributions will not be deductible by us and we will have to pay a corporate federal and state level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

Even as a REIT, we may become subject to federal, state or local taxes on our income or property, reducing our cash available for distribution.

Even as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income tax to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may not be able to make sufficient distributions to avoid paying income tax or excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. We may also be subject to federal and/or state income taxes when using net operating loss carryforwards to offset current taxable income, or when changing the valuation of our deferred tax assets and liabilities.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under recently enacted tax legislation (the “Tax Cuts and Jobs Act”), however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

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

In the event that leases between us and our taxable REIT subsidiary are held not to have been made on an arm’s-length basis, we or our taxable REIT subsidiary could be subject to income taxes. In order for rents paid to us by our taxable REIT subsidiary to qualify as “rents from real property,” such rents may not be based on net income or profits. Our leases provide for a base rent plus a variable rent based on occupied rooms and departmental revenues rather than on net income or profits. If the IRS determines that the rents charged under our leases with our taxable REIT subsidiary are excessive, the deductibility thereof may be challenged, and to the extent rents exceed an arm’s-length amount, we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions.” Legislation enacted in 2015 expanded the items subject to this 100% excise tax for tax years beginning on or after January 1, 2016. While we believe that our rents and other transactions with our taxable REIT subsidiary are based on arm’s-length amounts and reflect normal business practices, there can be no assurance that the IRS would agree.

Our taxable REIT subsidiary is subject to special rules that may result in increased taxes.

Several Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of federal income taxation. For example, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between us and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our intercompany transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury Department”). Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The Tax Cuts and Jobs Act has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the Tax Cuts and Jobs Act that could affect the Company and its stockholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•

permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (prior to the application of the dividends paid deduction);

•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the Tax Cuts and Jobs Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the Tax Cuts and Jobs Act as a whole will have on the Company.

Risks Related to Our Common Stock

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2017, our closing daily stock price fluctuated from a low of $14.24 to a high of $17.44. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

In addition to the risk factors discussed, other factors that could affect the market price of our equity securities include the following:

•	a U.S. recession impacting the market for common equity generally;

•	actual or anticipated variations in our quarterly or annual results of operations;

•	changes in market valuations or investment return requirements of companies in the hotel or real estate industries;

•	changes in expectations of our future financial performance, changes in our estimates by securities analysts or failures to achieve those expectations or estimates;

•	the trading volumes of our stock;

•	additional issuances of our common stock or other securities, including the issuance of our preferred stock;

•	the addition or departure of board members or senior management;

•	disputes with any of our lenders or managers or franchisors; and

•	announcements by us, our competitors or other industry participants of acquisitions, investments or strategic alliances.

Our distributions to stockholders may vary.

During the past three years, we paid quarterly cash dividends to the stockholders of our Series D cumulative redeemable preferred stock (“Series D preferred stock”), Series E cumulative redeemable preferred stock (“Series E preferred stock”), Series F cumulative redeemable preferred stock (“Series F preferred stock”) and our common stock as follows:

	Preferred Stock
	Series D	Series E	Series F	Common Stock
2015
January	$0.500000	$—	$—	$0.36	(1)
April	$0.500000	$—	$—	$0.05
July	$0.500000	$—	$—	$0.05
October	$0.500000	$—	$—	$0.05
2016
January	$0.500000	$—	$—	$1.26	(1)
April	$0.527778	$—	$—	$0.05
July	$—	$0.535700	$0.201600	$0.05
October	$—	$0.434375	$0.403125	$0.05
2017
January	$—	$0.434375	$0.403125	$0.53
April	$—	$0.434375	$0.403125	$0.05
July	$—	$0.434375	$0.403125	$0.05
October	$—	$0.434375	$0.403125	$0.05
2018
January	$—	$0.434375	$0.403125	$0.58

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2018. To the extent that expected regular quarterly dividends for 2018 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2019, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS, including for both tax years 2014 and 2015, regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. All dividends for 2016 and 2017 have been paid in cash. In the future, however, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 4,824,586 shares remained available for future issuance as of December 31, 2017.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to the 27 hotels we owned as of December 31, 2017:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	187	IHR
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	HEI
Hilton North Houston	Houston	Texas	Upper Upscale	Full Service	480	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	478	Highgate
Hyatt Centric Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency Newport Beach (2)	Newport Beach	California	Upper Upscale	Full Service	408	Hyatt
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	804	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	412	Marriott
Marriott Houston	Houston	Texas	Upper Upscale	Full Service	390	IHR
Marriott Philadelphia (4)	West Conshohocken	Pennsylvania	Upper Upscale	Full Service	289	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Marriott Quincy (4)	Quincy	Massachusetts	Upper Upscale	Full Service	464	Marriott
Marriott Tysons Corner	Vienna	Virginia	Upper Upscale	Full Service	396	Marriott
Oceans Edge Hotel & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Harborplace	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	501	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at Sea World ®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					13,203

(1)	As defined by STR, Inc.
(2)	Subject to a ground, building or air lease with an unaffiliated third party.
(3)	75% ownership interest.
(4)	Classified as held for sale as of December 31, 2017, and subsequently sold in January 2018.

Geographic Diversity

We own a geographically diverse portfolio of hotels located in 11 states and in Washington, DC. The following tables summarize our total portfolio of 27 hotels by region as of December 31, 2017, and the operating statistics by region for our 24 Hotel Portfolio, 26 Hotel Portfolio and 27 Hotel Portfolio (all of which are defined below) for 2017, 2016 and 2015, including prior ownership results for the Oceans Edge Hotel & Marina, which we acquired in July 2017. The Oceans Edge Hotel & Marina is a newly-developed hotel that opened in January 2017; therefore, there are no prior year operating statistics for this hotel.

			Percentage of 2017
Region	Number of Hotels	Number of Rooms	Revenues
California (1)	7	3,804	33.3%
Other West (2)	4	1,666	11.6%
Midwest (3)	3	1,148	6.9%
East (4)	13	6,585	48.2%

27 Hotel Portfolio (5)	27	13,203	100.0%

	2017			2016			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	86.6%	$219.38	$189.98	86.8%	$218.95	$190.05	(20)	bps	0.2%	(0.0)%
Other West (2)	76.0%	$211.83	$160.99	77.8%	$173.63	$135.08	(180)	bps	22.0%	19.2%
Midwest (3)	83.7%	$189.38	$158.51	82.7%	$198.31	$164.00	100	bps	(4.5)%	(3.3)%
East (4)	81.5%	$205.05	$167.12	80.8%	$199.45	$161.16	70	bps	2.8%	3.7%
26 Hotel Portfolio (6)	82.5%	$208.84	$172.29	82.3%	$202.25	$166.45	20	bps	3.3%	3.5%

24 Hotel Portfolio (7)	82.9%	$211.30	$175.17	82.7%	$204.45	$169.08	20	bps	3.4%	3.6%

27 Hotel Portfolio (5)	82.4%	$209.06	$172.27	N/A	N/A	N/A	N/A		N/A	N/A

	2016			2015			Change
Region	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR	Occupancy		ADR	RevPAR
California (1)	86.8%	$218.95	$190.05	86.7%	$209.66	$181.78	10	bps	4.4%	4.5%
Other West (2)	77.8%	$173.63	$135.08	83.6%	$180.48	$150.88	(580)	bps	(3.8)%	(10.5)%
Midwest (3)	82.7%	$198.31	$164.00	85.3%	$201.76	$172.10	(260)	bps	(1.7)%	(4.7)%
East (4)	80.8%	$199.45	$161.16	79.6%	$198.53	$158.03	120	bps	0.5%	2.0%
26 Hotel Portfolio (6)	82.3%	$202.25	$166.45	82.7%	$199.91	$165.33	(40)	bps	1.2%	0.7%

24 Hotel Portfolio (7)	82.7%	$204.45	$169.08	83.2%	$201.82	$167.91	(50)	bps	1.3%	0.7%

(1)	All but one of these hotels are located in Southern California.
(2)	Other West includes Hawaii, Oregon and Texas.
(3)	Midwest includes Illinois.
(4)

East includes Florida, Louisiana, Maryland, Massachusetts, New York, Virginia and Washington, DC. However, the operating statistics exclude the Oceans Edge Hotel & Marina, which was acquired in July 2017. The newly-developed hotel was opened in January 2017; therefore, there is no prior year information, and the hotel is not comparable to prior years.

(5)	27 Hotel Portfolio includes all of the hotels we owned as of December 31, 2017.
(6)	26 Hotel Portfolio includes all of the 27 hotels noted above except the Oceans Edge Hotel & Marina.
(7)	24 Hotel Portfolio includes all of the 26 hotels noted above except the Marriott Philadelphia and the Marriott Quincy, which were both sold in January 2018.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “SHO.” On February 8, 2018, the last reported price per share of common stock on the NYSE was $15.43. The table below sets forth the high and low closing price per share of our common stock as reported on the NYSE and the cash dividends per share of common stock we declared with respect to each period.

	High	Low	Dividends Declared
2016
First Quarter	$14.00	$10.13	$0.05
Second Quarter	$13.85	$11.37	$0.05
Third Quarter	$13.89	$12.03	$0.05
Fourth Quarter	$15.91	$12.20	$0.53
2017
First Quarter	$15.65	$14.24	$0.05
Second Quarter	$16.72	$14.89	$0.05
Third Quarter	$16.67	$15.23	$0.05
Fourth Quarter	$17.44	$15.90	$0.58

Subject to certain limitations, we intend to make dividends on our stock in amounts equivalent to 100% of our annual taxable income. The level of any future dividends will be determined by our board of directors after considering long-term operating projections, expected capital requirements and risks affecting our business; however, we expect to continue to pay a regular quarterly dividend of $0.05 per share of common stock throughout 2018. To the extent that expected regular quarterly dividends for 2018 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2019.

As of February 8, 2018, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2017 Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2017 — October 31, 2017	—	$—	—
November 1, 2017 — November 30, 2017	—	$—	—
December 1, 2017 — December 31, 2017	—	$—	—
Total	—			$300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of December 31, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data ($ in thousands):
REVENUES
Room	$829,320	$824,340	$874,117	$811,709	$653,955
Food and beverage	296,933	294,415	293,892	259,358	213,346
Other operating	67,385	70,585	81,171	70,931	56,523
Total revenues	1,193,638	1,189,340	1,249,180	1,141,998	923,824
OPERATING EXPENSES
Room	213,301	211,947	224,035	214,899	170,361
Food and beverage	201,225	204,102	204,932	180,053	147,713
Other operating	16,392	16,684	21,335	21,012	16,819
Advertising and promotion	58,572	60,086	61,892	54,992	47,306
Repairs and maintenance	46,298	44,307	46,557	45,901	35,884
Utilities	30,419	30,424	34,543	34,141	27,006
Franchise costs	36,681	36,647	40,096	38,271	32,932
Property tax, ground lease and insurance	83,716	82,979	94,967	84,665	79,004
Other property-level expenses	138,525	142,742	142,332	126,737	103,454
Corporate overhead	28,817	25,991	33,339	28,739	26,671
Depreciation and amortization	158,634	163,016	164,716	155,845	137,476
Impairment loss	40,053	—	—	—	—
Total operating expenses	1,052,633	1,018,925	1,068,744	985,255	824,626
Operating income	141,005	170,415	180,436	156,743	99,198
Interest and other income	4,340	1,800	3,885	3,479	2,821
Interest expense	(51,766)	(50,283)	(66,516)	(72,315)	(72,239)
Loss on extinguishment of debt	(824)	(284)	(2,964)	(4,638)	(44)
Gain on sale of assets	45,474	18,413	226,217	—	—
Income before income taxes and discontinued operations	138,229	140,061	341,058	83,269	29,736
Income tax benefit (provision), net	7,775	616	(1,434)	(179)	(8,145)
Income from continuing operations	146,004	140,677	339,624	83,090	21,591
Income from discontinued operations, net of tax	7,000	—	15,895	4,849	48,410

NET INCOME	153,004	140,677	355,519	87,939	70,001
Income from consolidated joint ventures attributable to noncontrolling interests	(7,628)	(6,480)	(8,164)	(6,708)	(4,045)
Preferred stock dividends and redemption charges	(12,830)	(15,964)	(9,200)	(9,200)	(19,013)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$132,546	$118,233	$338,155	$72,031	$46,943
Income (loss) from continuing operations attributable to common stockholders per diluted common share	$0.56	$0.55	$1.54	$0.34	$(0.01)
Distributions declared per common share	$0.73	$0.68	$1.41	$0.51	$0.10
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,106,066	$3,158,219	$3,230,852	$3,542,155	$3,235,433
Total assets	$3,857,812	$3,739,234	$3,865,093	$3,921,443	$3,505,067
Total debt, net (1)	$982,759	$931,303	$1,096,595	$1,421,744	$1,396,293
Total liabilities	$1,275,634	$1,207,402	$1,513,973	$1,652,609	$1,552,668
Equity	$2,582,178	$2,531,832	$2,351,120	$2,268,834	$1,952,399

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

We own primarily urban and resort upper upscale hotels in the United States. As of December 31, 2017, we had interests in 27 hotels, including the Marriott Philadelphia and the Marriott Quincy which we classified as held for sale and subsequently sold in January 2018, leaving 25 hotels currently held for investment (the “25 hotels”). Of the 25 hotels, we classify 22 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but two (the Boston Park Plaza and the Oceans Edge Hotel & Marina) of our 25 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2017, the hotels comprising our 25 hotel portfolio average 498 rooms in size.

2017 Highlights

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

In February 2017, we entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, we may from time to time offer and sell our shares of common stock having an aggregate offering price of up to $300.0 million. During 2017, we received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of our common stock in connection with the ATM Agreements. As of December 31, 2017, we have $220.6 million available for sale under the ATM Agreements.

In February 2017, our board of directors authorized a share repurchase plan to acquire up to $300.0 million of our common and preferred stock. As of December 31, 2017, no shares of either our common or preferred stock have been repurchased. Future purchases will depend on various factors, including our capital needs, as well as our common and preferred stock price.

In June 2017, we sold the 199-room Marriott Park City, Utah for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on our business plan or our primary markets, and, therefore, did not qualify as a discontinued operation.

In July 2017, we purchased the newly-developed 175-room Oceans Edge Hotel & Marina in Key West, Florida for a net purchase price of $173.9 million, including prorations. The purchase of the hotel included a marina, wet and dry boat slips and other customary marina amenities. We incurred and expensed acquisition related costs during 2017 of $0.7 million.

During the third quarter of 2017, four of our 25 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. In August 2017, Hurricane Harvey attained Category 4 intensity as it made landfall in the Eastern and Southern United States, inflicting widespread damage in Texas, among other areas. Our two Houston hotels remained open during Hurricane Harvey; however, they both sustained wind-driven rain infiltration and water damage within some of the guestrooms, meeting space and public areas. In September 2017, Hurricane Irma attained Category 4 intensity as it made landfall in Florida, inflicting widespread damage, particularly in the Florida Keys, in which our Oceans Edge Hotel & Marina is located. The hotel closed on September 7, 2017, following a mandatory evacuation order, and then partially reopened on September 27, 2017. The property sustained limited damage as a result of Hurricane Irma, and the hotel was able to reopen all guestrooms on October 19, 2017. Finally, our Renaissance Orlando at SeaWorld® hotel in Orlando, Florida remained open and operational during Hurricane Irma and sustained minimal damage.

We maintain customary property, casualty, environmental, flood and business interruption insurance at all of our hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. We are evaluating our ability to submit claims at each of the Houston hotels for portions of the costs related to the hurricane. For our Houston hotels, we incurred combined hurricane-related restoration expense of $0.8 million in 2017, which is included in our repairs and maintenance expense in our consolidated statements of operations for the year ended December 31, 2017. The deductibles related to property damage at the Oceans Edge Hotel & Marina are structured on a building by building basis, none of which sustained enough damage to exceed their deductibles. In 2017, we incurred hurricane-related restoration expense of $0.8 million for the Oceans Edge Hotel & Marina, along with $0.1 million for the Renaissance Orlando at SeaWorld®, both of which are included in our repairs and maintenance expense in our consolidated statements of operations for the year ended December 31, 2017. Should we incur additional hurricane-related costs in the future for any of these four hotels, additional expense will be recognized at that time.

In addition, we filed a claim under our business interruption insurance policy for business profits lost at the Oceans Edge Hotel & Marina as a result of the damage suffered by Hurricane Irma. Once the claim is settled with the Company’s insurance carriers, the payments, if any, will be recorded in the period or periods in which they are received.

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we identified indicators of impairment and reviewed our two Houston hotels for possible impairment. Based on each hotel’s undiscounted cash flow analysis, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, we determined that neither hotel’s carrying value was fully recoverable. As such, during 2017, we recorded a total impairment charge of $40.1 million, including $31.0 million for the Hilton North Houston and $9.1 million for the Marriott Houston, which is included in impairment loss on our consolidated statements of operations for the year ended December 31, 2017.

In November 2017, we refinanced our existing $219.6 million loan secured by the Hilton San Diego Bayfront with a new $220.0 million loan. The new loan has an initial maturity date of December 2020 and three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of one-month LIBOR plus 105 basis points with a 25 basis point increase during the final one-year extension period, if extended. The new loan replaced the existing loan that was scheduled to mature in August 2019 and had a floating interest rate of one-month LIBOR plus 225 basis points.

As of December 31, 2017, the weighted average term to maturity of our debt is approximately five years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. The weighted average interest rate on all of our debt, which includes our variable-rate debt obligation based on the variable rate at December 31, 2017, is 4.1%.

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, resort and other facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space leased by third parties, and any performance guarantee payments, as well as operating revenue from BuyEfficient, LLC Inc. (“BuyEfficient”), an electronic purchasing platform that allowed members to procure food, operating supplies, furniture, fixtures and equipment (“FF&E”), prior to its sale in September 2015.

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

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll and related costs, amortization of deferred stock compensation, business acquisition and due diligence costs, legal expenses, association, contract and professional fees, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs;

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, and FF&E, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for both our corporate office and BuyEfficient, as well as BuyEfficient’s intangible assets prior to its sale in September 2015; and

•

Impairment loss, which includes the charges we have recognized to reduce the carrying values of our two Houston hotels on our balance sheet to their fair values in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts and on the 11.0% yield from the $25.0 million equity investment (the “Preferred Equity Investment”) we received from the buyer in conjunction with our 2013 sale of the “Rochester Portfolio,” which included four hotels and a laundry facility in Rochester, Minnesota prior to its sale in July 2015, as well as any energy rebates we have received, any miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligations, gains or losses on derivatives, amortization of deferred financing fees, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing fees, along with any costs incurred;

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Fairmont Newport Beach and the Marriott Park City in February 2017 and June 2017, respectively, as well as the Sheraton Cerritos in May 2016, and BuyEfficient and the Doubletree Guest Suites Times Square in September 2015 and December 2015, respectively, as none of these sales qualified as a discontinued operation;

•

Income tax benefit (provision), net which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to our valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from discontinued operations, net of tax, which includes the results of operations for any hotels or other real estate investments sold during the reporting period that qualify as a discontinued operation, along with the gain or loss realized on the sale of these assets and any extinguishments of related debt or income tax provisions;

•

Income from consolidated joint ventures attributable to noncontrolling interests, which includes net income attributable to the outside 25.0% interest in the joint venture that owns the Hilton San Diego Bayfront, as well as preferred dividends, including related administrative fees, earned by preferred investors on their $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square prior to its sale in December 2015; and

•

Preferred stock dividends and redemption charge, which includes dividends accrued on our Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) until its redemption in April 2016, as well as dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) both of which were issued in 2016, along with any redemption charges for preferred stock redemptions made in excess of net carrying values.

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio includes 24 hotels, and is comprised of all 27 hotels we owned as of December 31, 2017, with the exception of the newly-developed Oceans Edge Hotel & Marina, which was not open until January 2017, as well as the Marriott Philadelphia and the Marriott Quincy, which we classified as held for sale as of December 31, 2017, and subsequently sold in January 2018;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDA, which is net income (loss) excluding: noncontrolling interests; interest expense; benefit or provision for income taxes, including any changes to deferred tax assets or valuation allowances and income taxes applicable to the sale of assets; and depreciation and amortization;

•

Adjusted EBITDA, which is EBITDA adjusted to exclude: amortization of deferred stock compensation; the impact of any gain or loss from asset sales; impairment charges; uninsured property damage from natural disasters; prior year property tax assessments or credits; and any other nonrecurring identified adjustments;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2016, our Comparable Portfolio RevPAR, which was affected by significant repositionings at both the Boston Park Plaza and the Wailea Beach Resort, increased 0.7% as compared to 2015, with a 50 basis point decrease in occupancy. With these two significant repositionings complete, our 2017 Comparable Portfolio RevPAR increased 3.6% as compared to 2016, with a 20 basis point increase in occupancy.

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

With respect to improving RevPAR index, we continually work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 180 basis points in 2017 as compared to 2016. The increase in our Comparable Portfolio RevPAR index was due in part to increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning and at our Hyatt Regency Newport Beach due to less competition from area hotels under renovation, along with a strong group base that allowed the hotel to increase rates. These increases were partially offset by decreased rates at our Courtyard by Marriott Los Angeles and Renaissance Los Angeles Airport due to increased competition from area hotels that were newly constructed or under renovation during 2016, and at our Houston hotels due to a weak energy market, a decline in contract business, as well as Hurricane Harvey-related cancellations. In 2016, our Comparable Portfolio RevPAR index decreased by 280 basis points as compared to 2015 due in part to the extensive repositioning at the Wailea Beach Resort, decreased rates at our Chicago hotels due to a weak market in this area and at our Houston hotels due to a weak energy market and loss of contract business.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience and hotel employee satisfaction. Key asset management initiatives include optimizing hotel staffing levels, increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operational efficiency initiatives may be difficult to implement, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. We have experienced, either currently or in the past, increases in hourly wages, employee benefits, utility costs and property insurance, which have negatively affected our operating margins. Moreover, there are limits to how far our operators can reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	2017	2016	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$829,320	$824,340	$4,980	0.6%
Food and beverage	296,933	294,415	2,518	0.9%
Other operating	67,385	70,585	(3,200)	(4.5)%
Total revenues	1,193,638	1,189,340	4,298	0.4%
OPERATING EXPENSES
Hotel operating	686,604	687,176	(572)	(0.1)%
Other property-level expenses	138,525	142,742	(4,217)	(3.0)%
Corporate overhead	28,817	25,991	2,826	10.9%
Depreciation and amortization	158,634	163,016	(4,382)	(2.7)%
Impairment loss	40,053	—	40,053	100.0%
Total operating expenses	1,052,633	1,018,925	33,708	3.3%
Operating income	141,005	170,415	(29,410)	(17.3)%
Interest and other income	4,340	1,800	2,540	141.1%
Interest expense	(51,766)	(50,283)	(1,483)	(2.9)%
Loss on extinguishment of debt	(824)	(284)	(540)	(190.1)%
Gain on sale of assets	45,474	18,413	27,061	147.0%
Income before income taxes and discontinued operations	138,229	140,061	(1,832)	(1.3)%
Income tax benefit, net	7,775	616	7,159	1,162.2%
Income from continuing operations	146,004	140,677	5,327	3.8%
Income from discontinued operations	7,000	—	7,000	100.0%
NET INCOME	153,004	140,677	12,327	8.8%
Income from consolidated joint venture attributable to noncontrolling interest	(7,628)	(6,480)	(1,148)	(17.7)%
Preferred stock dividends and redemption charge	(12,830)	(15,964)	3,134	19.6%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$132,546	$118,233	$14,313	12.1%

The following table presents our operating results for our total portfolio for the years ended December 31, 2016 and 2015, including the amount and percentage change in the results between the two periods.

	2016	2015	Change $	Change %
	(dollars in thousands, except statistical data)
REVENUES
Room	$824,340	$874,117	$(49,777)	(5.7)%
Food and beverage	294,415	293,892	523	0.2%
Other operating	70,585	81,171	(10,586)	(13.0)%
Total revenues	1,189,340	1,249,180	(59,840)	(4.8)%
OPERATING EXPENSES
Hotel operating	687,176	728,357	(41,181)	(5.7)%
Other property-level expenses	142,742	142,332	410	0.3%
Corporate overhead	25,991	33,339	(7,348)	(22.0)%
Depreciation and amortization	163,016	164,716	(1,700)	(1.0)%
Total operating expenses	1,018,925	1,068,744	(49,819)	(4.7)%
Operating income	170,415	180,436	(10,021)	(5.6)%
Interest and other income	1,800	3,885	(2,085)	(53.7)%
Interest expense	(50,283)	(66,516)	16,233	24.4%
Loss on extinguishment of debt	(284)	(2,964)	2,680	90.4%
Gain on sale of assets	18,413	226,217	(207,804)	(91.9)%
Income before income taxes and discontinued operations	140,061	341,058	(200,997)	(58.9)%
Income tax benefit (provision), net	616	(1,434)	2,050	143.0%
Income from continuing operations	140,677	339,624	(198,947)	(58.6)%
Income from discontinued operations, net of tax	—	15,895	(15,895)	(100.0)%
NET INCOME	140,677	355,519	(214,842)	(60.4)%
Income from consolidated joint ventures attributable to noncontrolling interests	(6,480)	(8,164)	1,684	20.6%
Preferred stock dividends and redemption charge	(15,964)	(9,200)	(6,764)	(73.5)%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$118,233	$338,155	$(219,922)	(65.0)%

Operating Statistics. The following tables include comparisons of the key operating metrics. Because the Oceans Edge Hotel & Marina was not open in either 2016 or 2015 and is, therefore non-comparable, we present the operating statistics for our Total Portfolio (27 hotels), our 26 Hotel Portfolio (which excludes the Oceans Edge Hotel & Marina) and our Comparable Portfolio (24 hotels). Operating statistics for our Total Portfolio include prior ownership 2017 results for the Oceans Edge Hotel & Marina, acquired by us in July 2017.

	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Total Portfolio	82.4%	$209.06	$172.27	N/A	N/A	N/A	N/A		N/A	N/A
26 Hotel Portfolio	82.5%	$208.84	$172.29	82.3%	$202.25	$166.45	20	bps	3.3%	3.5%
Comparable Portfolio	82.9%	$211.30	$175.17	82.7%	$204.45	$169.08	20	bps	3.4%	3.6%

	2016			2015			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%	ADR		RevPAR
26 Hotel Portfolio	82.3%	$202.25	$166.45	82.7%	$199.91	$165.33	(40)	bps	1.2%	0.7%
Comparable Portfolio	82.7%	$204.45	$169.08	83.2%	$201.82	$167.91	(50)	bps	1.3%	0.7%

Room revenue. Room revenue increased $5.0 million, or 0.6%, in 2017 as compared to 2016 as follows:

The Oceans Edge Hotel & Marina generated $3.6 million in room revenue during 2017. Both revenues and expenses at the Oceans Edge Hotel & Marina were negatively impacted by Hurricane Irma, as noted above in the 2017 Highlights.

Room revenue generated by the same 26 hotels we owned during both 2017 and 2016 (our “26 Hotel Portfolio”), increased $26.1 million in 2017 as compared to 2016 due to an ADR increase of $25.9 million, combined with an occupancy increase of $0.2 million. The increase in ADR was primarily driven by strong ADR growth post-repositioning at both the Boston Park Plaza and the Wailea Beach Resort. During 2016, a combined total of 33,165 room nights were out of service at these two hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a potential combined 78.7% occupancy rate and combined RevPAR of $180.20 without the renovations. Strong ADR growth was also achieved in Washington DC due to improved convention calendars, and as a result of the Presidential inauguration and the Women’s March on Washington earlier in the year. In addition, despite a weak energy market and convention calendar combined with Hurricane Harvey-related cancellations, our two Houston hotels ended 2017 with positive ADR growth as Hurricane Harvey relief groups helped to increase demand for hotel rooms in the city. These increases in ADR were partially offset by weak markets and convention calendars in Baltimore and New Orleans, and increased competition in Chicago, New York City and Portland.

The increase in our 26 Hotel Portfolio’s occupancy during 2017 as compared to 2016 was caused by 26,107 more transient room nights partially offset by 25,091 fewer group room nights. The increase in transient room nights was caused by significant increases at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, and in Orlando due to increased leisure demand from new attractions at local theme parks. The decrease in group room nights was caused by weak convention calendars in Orlando, San Francisco and San Diego. These decreases were partially offset by increases in group room nights at both the Boston Park Plaza and the Wailea Beach Resort post-repositioning. Finally, despite Hurricane relief-related ADR growth during the fourth quarter of 2017, both group and transient room nights decreased at our Houston hotels due to a weak energy market combined with Hurricane Harvey-related cancellations and a decline in contract business.

We sold two hotels in 2017, and one hotel in 2016: the Fairmont Newport Beach in February 2017; the Marriott Park City in June 2017; and the Sheraton Cerritos in May 2016 (the “Three Sold Hotels”). The sales of the Three Sold Hotels caused room revenue to decrease by $24.7 million in 2017 as compared to 2016.

Room revenue decreased $49.8 million, or 5.7%, in 2016 as compared to 2015 as follows:

We sold one hotel each year during 2016 and 2015: the Sheraton Cerritos in May 2016; and the Doubletree Guest Suites Times Square in December 2015 (the “Two Sold Hotels”). The sale of the Two Sold Hotels caused room revenue to decrease by $59.6 million in 2016 as compared to 2015.

Room revenue generated by the same 28 hotels we owned during both 2016 and 2015 (our “Prior Year Existing Portfolio”), increased $9.8 million during 2016 as compared to 2015 due to an ADR increase of $12.2 million, partially offset by an occupancy decrease of $2.4 million. The increase in ADR was primarily driven by strong demand, allowing for double-digit ADR growth in San Francisco (primarily due to the Super Bowl, which took place in the San Francisco Bay Area during the first quarter of 2016), Los Angeles and Orlando. These increases to ADR were partially offset by a weak Chicago market, increased competition in New York City and weak energy markets in both New Orleans and Houston, combined with a loss of contract business in Houston.

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

During both 2016 and 2015, the most significant renovation impacts to room revenue occurred at the Boston Park Plaza and the Wailea Beach Resort. During 2016, a combined total of 33,165 room nights were out of service at these two hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a combined potential 78.7% occupancy rate and combined RevPAR of $180.20 without the renovations. During 2015, a combined total of 18,607 room nights were out of service at these two hotels, displacing approximately $2.9 million in room revenue based on the hotels achieving a combined potential 75.9% occupancy rate and combined RevPAR of $144.40 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $2.5 million, or 0.9%, in 2017 as compared to 2016 as follows:

The Oceans Edge Hotel & Marina generated $0.5 million in food and beverage revenue during 2017.

Food and beverage revenue generated by our 26 Hotel Portfolio increased $13.0 million in 2017 as compared to 2016 primarily due to increased banquet and outlet revenue at the Boston Park Plaza and the Wailea Beach Resort due to additional restaurant and meeting space options available post-repositioning, as well as at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept, and at the Hilton San Diego Bayfront due to a strong convention calendar in the first half of the year, along with an increase in the number of customers utilizing the hotel’s outlets. In addition, banquet revenue increased in 2017 as compared to 2016 at the JW Marriott New Orleans due to increased group spend, and at the Renaissance Harborplace due to increases in the number of groups. These increases were partially offset by decreased banquet revenue in Orlando due to a strong 2016, as well as in Houston due to a weak market and hurricane-related cancellations, along with at the Marriott Quincy due to renovation of the function space during the first quarter of 2017. In addition, outlet revenue decreased at the Renaissance Washington DC due to the leasing of a previously hotel-run outlet combined with decreased guest capture at the remaining outlets, and at the Marriott Quincy due to a restaurant renovation during the first few months of 2017. In addition, room service revenue decreased at the Hyatt Regency San Francisco due to the restructuring of this dining option in 2016.

The Three Sold Hotels caused food and beverage revenue to decrease by $11.0 million in 2017 as compared to 2016.

Food and beverage revenue increased $0.5 million, or 0.2%, in 2016 as compared to 2015 as follows:

Food and beverage revenue generated by our Prior Year Existing Portfolio increased $7.4 million in 2016 as compared to 2015 primarily due to increased banquet and outlet revenue caused by the increase in group room nights. In addition, outlet revenue increased, the majority of which occurred at the Hyatt Regency San Francisco due to the redesign of certain restaurant and lounge areas and the introduction of a new grab-and-go concept, as well as at the Boston Park Plaza due to additional restaurant options available post-repositioning. Food and beverage revenue also increased at the Renaissance Harborplace during 2016 as compared to 2015, as the hotel’s operations suffered during 2015 due to civil unrest in Baltimore. These increases in food and beverage revenue were partially offset by a decrease in banquet revenue at the Hilton Times Square due to the conversion of meeting space to guest rooms in 2016, and a decrease in room service revenue at the Hyatt Regency San Francisco due to the restructuring of this dining option in 2016.

The increase in our Prior Year Existing Portfolio’s food and beverage revenue was partially offset by the Two Sold Hotels, which decreased food and beverage revenue by $6.9 million in 2016 as compared to 2015.

Other operating revenue. Other operating revenue decreased $3.2 million, or 4.5%, in 2017 as compared to 2016 as follows:

The Three Sold Hotels caused other operating revenue to decrease by $2.5 million in 2017 as compared to 2016.

Other operating revenue in our 26 Hotel Portfolio decreased $1.7 million in 2017 as compared to 2016, primarily due to a $5.0 million performance guarantee received in 2016 from the manager of the Wailea Beach Resort. Marriott, the hotel manager, provided the performance guarantee as operational support for our significant repositioning of the hotel. Other operating revenue in our 26 Hotel Portfolio also decreased due to decreases in parking revenue and telephone/internet revenue. These decreases were partially offset by increased attrition and cancellation revenues due to our managers taking a more aggressive stance on collecting these fees, along with increased resort fees and tenant lease revenue (including the year-over-year effect of our 2016 write-off of $0.1 million for three above/below market lease intangible assets/liabilities due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort), combined with increased retail revenue at the Wailea Beach Resort.

The Oceans Edge Hotel & Marina generated $1.0 million in other operating revenue during 2017.

Other operating revenue decreased $10.6 million, or 13.0%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels decreased other operating revenue by $7.1 million in 2016 as compared to 2015. In addition, BuyEfficient, which we sold in September 2015, decreased other operating revenue by $5.7 million in 2016 as compared to 2015.

Other operating revenue in our Prior Year Existing Portfolio increased $2.2 million in 2016 as compared to 2015. A substantial portion of our other operating revenue in 2016 resulted from a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort. Marriott, the hotel manager, provided the performance guarantee as operational support for our significant repositioning of the hotel. Additionally, other operating revenue in our Prior Year Existing Portfolio increased in 2016 as compared to 2015 due to increases in resort fees, as well as attrition and cancellation revenue. Partially offsetting these increases to other operating revenue, our Prior Year Existing Portfolio recognized decreases in parking revenue, telephone/internet revenue, and spa revenue. In addition, tenant lease revenue decreased as 2016 includes the renovation-related write-off of $0.1 million for three above/below market lease intangible assets/liabilities at the Wailea Beach Resort, as compared to the write off of a total of $1.8 million in below market lease intangible liabilities due to the termination of two tenant leases at the Boston Park Plaza in 2015. Additionally, other operating revenue decreased during 2016 as compared to 2015 due to our recognition of $0.6 million in business interruption proceeds during 2015 for our Renaissance Harborplace related to a settled claim filed in response to the disruption caused at the hotel during the periods of civil unrest in Baltimore earlier in the year.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $0.6 million, or 0.1%, in 2017 as compared to 2016 as follows:

The Three Sold Hotels caused hotel operating expenses to decrease by $24.3 million in 2017 as compared 2016.

The Oceans Edge Hotel & Marina generated $4.2 million in hotel operating expenses in 2017, including $0.8 million in Hurricane Irma-related restoration expenses which are included in repairs and maintenance expense in our consolidated statements of operations.

Hotel operating expenses in our 26 Hotel Portfolio increased $19.6 million in 2017 as compared to 2016. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and retail revenue. In addition, hotel operating expenses in our 26 Hotel Portfolio increased in 2017 as compared to 2016 due to the following increased expenses: advertising and promotion at both the Boston Park Plaza and the Wailea Beach Resort to promote the hotels post-repositioning; repairs and maintenance due to a total of $0.9 million in hurricane-related restoration expenses recorded for the Houston hotels and the Renaissance Orlando at SeaWorld®, along with increased payroll and related costs in this department and increased building and elevator maintenance; utilities due to increased fuel, water and sewer costs; franchise costs due to the increase in revenues; property taxes due to the year-over-year effect of the variance in assessment decreases received at our three Chicago hotels and the Renaissance Washington DC, combined with increased assessments received in 2017 at several of our hotels, partially offset by decreased appeal fees; and Hawaii general excise tax (“GET”) due to higher revenue at the Wailea Beach Resort post-repositioning. These increases in our 26 Hotel Portfolio’s hotel operating expenses were slightly offset by decreased insurance expense.

Hotel operating expenses decreased $41.2 million, or 5.7%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels decreased hotel operating expenses by $49.1 million in 2016 as compared to 2015.

Hotel operating expenses in our Prior Year Existing Portfolio increased $7.9 million in 2016 as compared to 2015. This increase in hotel operating expenses is primarily related to the corresponding increased room revenue and food and beverage revenue. In addition, hotel operating expenses in our Prior Year Existing Portfolio increased in 2016 as compared to 2015 due to the following increased expenses: food and beverage due to $1.5 million in severance incurred at several hotels in conjunction with the elimination of various outlets and banquet areas; both advertising and promotion and repairs and maintenance due to increased hotel payroll and related expenses in these two departments, including $0.1 million in severance incurred at one of our hotels; franchise costs due to the increase in revenues; and ground lease expense due to increased percentage rent at several of our hotels caused by the increase in revenues, as well as the expiration of a ground rent abatement given to the Hilton San Diego Bayfront. These increases were partially offset by decreased telephone/internet expense due to the corresponding decreased telephone/internet revenue, combined with decreased utilities as well as decreased Hawaii GET due to lower revenue at the Wailea Beach Resort while undergoing a complete hotel repositioning. In addition, property taxes decreased in 2016 as compared to 2015 due to refunds received during 2016 at several of our hotels related to prior years, combined with lower current year assessments at our Chicago hotels.

Other property-level expenses.  Other property-level expenses decreased $4.2 million, or 3.0%, in 2017 as compared to 2016 as follows:

The Three Sold Hotels caused other property-level expenses to decrease by $5.1 million in 2017 as compared to 2016.

The Oceans Edge Hotel & Marina generated $0.8 million in other property-level expenses during 2017.

Other property-level expenses in our 26 Hotel Portfolio increased $0.1 million in 2017 as compared to 2016, primarily due to increases in the following expenses caused by higher revenue: basic and incentive management fees; payroll and related costs; supplies; credit and collection expenses; employee relocation and training; travel; and permits and licenses. Partially offsetting these increased expenses, legal fees decreased in 2017 as compared to 2016 as during 2016, we recognized $1.4 million to terminate tenant leases at two hotels, and $0.4 million related to a hotel wage measure that increased payroll costs at one of our hotels. In addition, contract and professional fees and purchase rebates decreased in 2017 as compared to 2016.

Other property-level expenses increased $0.4 million, or 0.3%, in 2016 as compared to 2015 as follows:

Other property-level expenses in our Prior Year Existing Portfolio increased $12.2 million in 2016 as compared to 2015, primarily due to increases in the following expenses caused by higher room revenue: payroll and related expenses; management fees; credit and collection expenses; and supplies. In addition, legal fees increased as the Company recognized $1.4 million in 2016 to terminate tenant leases at two hotels, and $0.4 million related to a hotel wage measure that increased payroll costs at one of our hotels. In addition, contract and professional fees also increased in 2016 as compared to 2015, partially offset by decreased employee training.

The Two Sold Hotels and BuyEfficient decreased other property-level expenses by $6.5 million and $5.3 million, respectively, in 2016 as compared to 2015.

Corporate overhead expense.  Corporate overhead expense increased $2.8 million, or 10.9%, in 2017 as compared to 2016, primarily due to increased payroll and related costs, deferred stock compensation expense, contract and professional fees, due diligence costs (the majority of which relates to our purchase of the Oceans Edge Hotel & Marina in July 2017), Hawaii GET related to the 2017 receipt of a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort and donations. These increases were partially offset by decreased travel and entity-level state franchise and minimum taxes.

Corporate overhead expense decreased $7.3 million, or 22.0%, in 2016 as compared to 2015, primarily due to decreased payroll and related expenses, deferred stock compensation expense, legal expense, contract and professional fees and donations. The decreases in payroll and related costs and deferred stock compensation expense were primarily due to $6.9 million in costs recognized in January 2015 related to the departure of our former chief executive officer. These decreases were partially offset by increased bad debt expense, due diligence expense, and employee relations, recruitment and relocation expense.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $4.4 million, or 2.7%, in 2017 as compared to 2016 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $6.1 million in 2017 as compared to 2016.

The Oceans Edge Hotel & Marina caused depreciation and amortization to increase by $1.5 million in 2017.

Depreciation and amortization expense in our 26 Hotel Portfolio increased $0.2 million in 2017 as compared to 2016, due to additional depreciation recognized at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreases in depreciation due to fully depreciated assets, as well as the year-over-year effect of our 2016 write-off of $0.3 million for three in-place lease intangible assets due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort.

Depreciation and amortization expense decreased $1.7 million, or 1.0%, in 2016 as compared to 2015 as follows:

The Two Sold Hotels and BuyEfficient decreased depreciation and amortization by $7.0 million and $0.7 million, respectively, in 2016 as compared to 2015.

Depreciation and amortization expense in our Prior Year Existing Portfolio increased $6.0 million in 2016 as compared to 2015, due to additional depreciation recognized on hotel renovations and purchases of FF&E for our Prior Year Existing Portfolio. This increase was partially offset by a $0.4 million year-over-year decrease in our write-off of in-place lease intangible assets; we recognized $0.3 million in the renovation-related write-off of three in-place lease intangible assets in 2016 as compared to $0.7 million due to the termination of two tenant leases in 2015.

Impairment loss. Impairment loss totaled $40.1 million in 2017, and zero in both 2016 and 2015. In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, we identified indicators of impairment and reviewed our two Houston hotels for possible impairment. Based on each hotel’s undiscounted cash flow analysis, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, we determined that neither hotel’s carrying value was fully recoverable. As such, during 2017, we recorded a total impairment charge of $40.1 million, including $31.0 million for the Hilton North Houston and $9.1 million for the Marriott Houston, which is included in impairment loss on our consolidated statements of operations for the year ended December 31, 2017.

Interest and other income.  Interest and other income totaled $4.3 million in 2017, $1.8 million in 2016 and $3.9 million in 2015. In 2017, we recognized $3.8 million in interest and miscellaneous income, and $0.2 million in energy rebates due to energy efficient renovations at our hotels. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011. With the receipt of the $0.3 million in 2017, the earn-out is complete.

In 2016, we recognized $1.1 million in interest and miscellaneous income and $0.7 million in energy rebates due to energy efficient renovations at our hotels.

In 2015, we recognized $1.6 million in interest income on the Preferred Equity Investment, which we sold in July 2015 (see the discussion regarding “Income from discontinued operations, net of tax”). In 2015, we also recognized $0.9 million in energy rebates due to energy efficient renovations at our hotels, and $0.4 million in other interest and miscellaneous income. In addition, in 2015, we recognized a $0.9 million gain due to our receipt of a payment from the 2010 purchase of an unsecured note on a boutique hotel.

Interest expense.  Interest expense is as follows (in thousands):

	2017	2016	2015
Interest expense on debt and capital lease obligations	$46,251	$49,509	$63,677
Noncash interest on derivatives and capital lease obligations, net	3,106	(1,426)	(309)
Amortization of deferred financing fees	2,409	2,200	3,148
Total interest expense	$51,766	$50,283	$66,516

Interest expense increased $1.5 million, or 2.9%, in 2017 as compared to 2016 as follows:

Interest expense on our debt and capital lease obligations decreased $3.3 million in 2017 as compared 2016 as a result of lower balances due to monthly amortization and loan repayments during 2016 and 2017. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest on our variable rate debt, as well as interest on our Senior Notes issued in January 2017 and the cash component of interest on the Courtyard by

Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017 (see discussion below).

Noncash interest on derivatives and capital lease obligations, net increased $4.5 million in 2017 as compared to 2016. While the changes in the fair market values of our derivatives decreased interest expense $0.1 million in 2017 as compared to 2016, noncash interest on our capital lease obligations increased interest expense $4.6 million in 2017 as compared to 2016. During 2017, we corrected an immaterial error by reclassifying the Courtyard by Marriott Los Angeles ground lease from an operating lease to a capital lease due to the lease containing a future purchase right option. Upon examination of this future purchase right option, we determined that the economic disincentive for continuing to lease the property will be so significant that we will likely exercise the option. This reclassification resulted in a cumulative immaterial increase of $4.5 million to noncash interest expense in 2017. In addition, the noncash component of interest on our capital lease obligations increased $0.1 million during 2017 as compared to 2016.

Finally, amortization of deferred financing fees increased interest expense by $0.2 million in 2017 as compared to 2016 due to additional fees incurred on our Senior Notes issued in January 2017 and on our refinancing of the debt secured by the Hilton San Diego Bayfront in November 2017.

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

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.09% at December 31, 2017, 4.29% at December 31, 2016, and 4.45% at December 31, 2015. At December 31, 2017, 2016 and 2015, approximately 77.8%, 76.2% and 79.5%, respectively, of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements.

For a discussion regarding our 2017, 2016 and 2015 debt transactions, see the discussion included in “Liquidity and Capital Resources—Debt.”

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $0.8 million in 2017, $0.3 million in 2016 and $3.0 million in 2015. In 2017, we recognized a loss of $0.8 million related to our refinancing of the debt secured by the Hilton San Diego Bayfront and a nominal loss related to our repayment of debt secured by the Marriott Boston Long Wharf.

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

Gain on sale of assets. Gain on sale of assets totaled $45.5 million in 2017, $18.4 million in 2016 and $226.2 million in 2015. None of these sales qualified as a discontinued operation. During 2017, we recognized a $44.3 million net gain on the sale of the Fairmont Newport Beach, and a $1.2 million net gain on the sale of the Marriott Park City.

During 2016, we recognized an $18.2 million net gain on the sale of the Sheraton Cerritos, and a $0.2 million net gain on the sale of an undeveloped parcel of land.

During 2015, we recognized an $11.7 million net gain on the sale of BuyEfficient, and a $214.5 million net gain on the sale of the Doubletree Guest Suites Times Square.

Income tax benefit (provision), net. Income tax benefit (provision), net totaled a benefit of $7.8 million in 2017, a benefit of $0.6 million in 2016 and a provision of $1.4 million in 2015. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes. In 2017, we fully released the $13.6 million valuation allowance primarily related to our federal and state net operating loss carryforwards as we determined it was more likely than not that these deferred tax assets will be realized. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years and forecasted earnings. The income tax benefit caused by the release in the valuation allowance was partially offset in the fourth quarter of 2017 as we recognized a $4.4 million charge to income tax expense due to the use of net operating losses in the fourth quarter, and a write-down in the value of our deferred tax assets as of December 31, 2017 as a result of the Tax Cuts and Jobs Act, which lowered the corporate tax rates from a maximum rate of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017. In addition, during 2017, we recognized combined federal and state income tax expense of $1.4 million, based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities.

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

Income from discontinued operations, net of tax. Though we have not sold any hotels or businesses that qualified as a discontinued operation since 2013, we recognized items related to our 2013 sale of the Rochester Portfolio as follows (in thousands):

	2017	2016	2015
Gain on sale of hotels and other assets, net	$7,000	$—	$16,000
Income tax provision	—	—	(105)
Income from discontinued operations, net of tax	$7,000	$—	$15,895

During 2017, we recognized an additional $7.0 million gain related to our 2013 sale of the Rochester Portfolio. Upon sale of the Rochester Portfolio in 2013, we retained a liability not to exceed $14.0 million. The recognition of the $14.0 million liability reduced our gain on the sale of the Rochester Portfolio. In 2014, we were released from $7.0 million of our liability, and we recorded additional gain on the sale, which we included in discontinued operations. During 2017, we determined that our remaining liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, we recorded additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations for the year ended December 31, 2017. In January 2018, we were officially released from all liability.

During 2015, we recognized an additional $15.9 million gain, net of tax, related to our 2013 sale of the Rochester Portfolio. Upon sale of the Rochester Portfolio, we retained the Preferred Equity Investment, and provided the buyer of the Rochester Portfolio with a $3.7 million working capital loan, resulting in a $28.7 million deferred gain on the sale. The gain was to be deferred until the Preferred Equity Investment was either redeemed or sold and the working capital loan was repaid. Both the Preferred Equity Investment and the working capital loan were carried net of deferred gains, resulting in zero balances on our balance sheet. In 2015, we sold the Preferred Equity Investment and settled the working capital loan for an aggregate payment of $16.0 million, plus accrued interest. We recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations, net of tax during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

Income from consolidated joint ventures attributable to noncontrolling interests.  Income from consolidated joint ventures attributable to noncontrolling interests totaled $7.6 million in 2017, $6.5 million in 2016 and $8.2 million in 2015. Consistent with the Presentation Topic of the FASB ASC, our net income for the years ended December 31, 2017, 2016 and 2015 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront earned net income of $7.6 million, $6.5 million and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, prior to our sale of the Doubletree Guest Suites Times Square in December 2015, income from consolidated joint ventures attributable to noncontrolling interests included a nominal amount of preferred dividends earned by preferred investors in the entity that owned the Doubletree Guest Suites Times Square, including related administrative fees.

Preferred stock dividends and redemption charge.  Preferred stock dividends and redemption charge were incurred as follows (in thousands):

	2017	2016	2015
Series D preferred stock	$—	$2,428	$9,200
Series E preferred stock	7,993	6,460	—
Series F preferred stock	4,837	3,024	—
Redemption charge on Series D preferred stock	—	4,052	—
	$12,830	$15,964	$9,200

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

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO attributable to common stockholders, Adjusted FFO attributable to common stockholders and Comparable Portfolio revenues, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of favorable and unfavorable tenant lease contracts and, prior to its sale in September 2015, BuyEfficient. We also believe that our use of Comparable Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by any acquisitions or dispositions, as well as by those hotels that we classify as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

•

Ground rent adjustments: we exclude the noncash expense incurred from straight-lining our ground lease obligations as this expense does not reflect the actual rent amounts due to the respective lessors in the current period and is of lesser significance in evaluating our actual performance for the current period. We do, however, include an adjustment for the cash ground lease expense recorded on the ground lease at the Courtyard by Marriott Los Angeles and the building lease at the Hyatt Centric Chicago Magnificent Mile. In accordance with the Leases Topic of the FASB ASU, we determined that both of these leases are capital leases, and, therefore, we include a portion of the capital lease payments each month in interest expense. We include an adjustment for ground lease expense on capital leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

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

The following table reconciles our net income to EBITDA and Adjusted EBITDA for our total portfolio for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$153,004	$140,677	$355,519
Operations held for investment:
Depreciation and amortization	158,634	163,016	164,716
Amortization of lease intangibles	251	252	3,791
Interest expense	51,766	50,283	66,516
Income tax (benefit) provision, net	(7,775)	(616)	1,434
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(7,628)	(6,480)	(8,164)
Depreciation and amortization	(2,767)	(3,480)	(3,432)
Interest expense	(1,950)	(1,684)	(1,537)
Discontinued operations:
Income tax provision	—	—	105
EBITDA	343,535	341,968	578,948

Operations held for investment:
Amortization of deferred stock compensation	8,042	7,157	6,536
Amortization of favorable and unfavorable contracts, net	218	394	(1,623)
Noncash ground rent	(1,122)	1,878	1,987
Capital lease obligation interest — cash ground rent	(1,867)	(1,404)	(1,404)
Gain on sale of assets, net	(45,747)	(18,422)	(226,234)
Severance costs associated with sale of BuyEfficient	—	—	1,636
Loss on extinguishment of debt	824	284	2,964
Impairment loss	40,053	—	—
Hurricane-related uninsured losses	1,690	—	—
Gain on redemption of note receivable	—	—	(939)
Closing costs — completed acquisition	729	—	—
Prior year property tax adjustments, net	(800)	(3,971)	(865)
Property-level restructuring, severance and management transition costs	—	1,578	1,219
Lease termination costs	—	1,000	300
Costs associated with CEO severance	—	—	5,257
Noncontrolling interests:
Noncash ground rent	290	(450)	(450)
Loss on extinguishment of debt	(205)	—	—
Discontinued operations:
Gain on sale of assets	(7,000)	—	(16,000)
	(4,895)	(11,956)	(227,616)
Adjusted EBITDA	$338,640	$330,012	$351,332

Adjusted EBITDA was $338.6 million in 2017, $330.0 million in 2016 and $351.3 million in 2015.

Adjusted EBITDA increased $8.6 million in 2017 as compared to 2016, due to additional earnings generated by the 26 Hotel Portfolio, predominately by both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, and by the Oceans Edge Hotel & Marina, acquired in July 2017. Partially offsetting these increases, Adjusted EBITDA decreased primarily due to the sales of the Three Sold Hotels in May 2016, February 2017 and June 2017.

Adjusted EBITDA decreased $21.3 million in 2016 as compared to 2015 primarily due to the sales of the Two Sold Hotels in May 2016 and December 2015, and BuyEfficient in September 2015.

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

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$153,004	$140,677	$355,519
Preferred stock dividends and redemption charge	(12,830)	(15,964)	(9,200)
Operations held for investment:
Real estate depreciation and amortization	158,177	162,431	163,361
Amortization of lease intangibles	251	252	3,791
Gain on sale of assets, net	(45,747)	(18,422)	(226,234)
Impairment loss	40,053	—	—
Noncontrolling interests:
Income from consolidated joint ventures attributable to noncontrolling interests	(7,628)	(6,480)	(8,164)
Real estate depreciation and amortization	(2,767)	(3,480)	(3,432)
Discontinued operations:
Gain on sale of assets	(7,000)	—	(16,000)
FFO attributable to common stockholders	275,513	259,014	259,641

Operations held for investment:
Write-off of deferred financing fees	—	—	455
Amortization of favorable and unfavorable contracts, net	218	394	(1,623)
Noncash ground rent	(1,122)	1,878	1,987
Noncash interest on derivatives and capital lease obligations, net	3,106	(1,426)	(309)
Loss on extinguishment of debt	824	284	2,964
Hurricane-related uninsured losses	1,690	—	—
Gain on redemption of note receivable	—	—	(939)
Closing costs — completed acquisition	729	—	—
Prior year property tax adjustments, net	(800)	(3,971)	(865)
Property-level restructuring, severance and management transition costs	—	1,578	1,219
Lease termination costs	—	1,000	300
Noncash income tax benefit, net	(9,235)	(1,596)	—
Preferred stock redemption charge	—	4,052	—
Costs associated with CEO severance	—	—	5,257
Amortization of deferred stock compensation associated with CEO severance	—	—	1,623
Severance costs associated with sale of BuyEfficient	—	—	1,636
Income tax provision related to gain on sale of BuyEfficient	—	—	720
Noncontrolling interests:
Noncash ground rent	290	(450)	(450)
Noncash interest related to loss on derivative, net	(30)	—	(3)
Loss on extinguishment of debt	(205)	—	—
Discontinued operations:
Income tax provision	—	—	105
	(4,535)	1,743	12,077
Adjusted FFO attributable to common stockholders	$270,978	$260,757	$271,718

Adjusted FFO attributable to common stockholders was $271.0 million in 2017, $260.8 million in 2016 and $271.7 million in 2015.

Adjusted FFO attributable to common stockholders increased $10.2 million in 2017 as compared to 2016 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDA. In addition, the decrease in interest expense on debt and capital lease obligations during 2017 as compared to 2016 positively affected Adjusted FFO attributable to common stockholders.

Adjusted FFO attributable to common stockholders decreased $11.0 million in 2016 as compared to 2015 primarily due to the same reasons noted in the discussion regarding Adjusted EBITDA. These decreases in earnings were partially offset by a decrease in interest expense on our debt and capital lease obligations, which positively affected Adjusted FFO attributable to common stockholders in 2016.

Investing Activities

The following table summarizes our total portfolio and room data from January 1, 2015 through December 31, 2017, adjusted for the hotels acquired and sold during the respective periods.

	2017	2016	2015
Portfolio Data—Hotels
Number of hotels—beginning of period	28	29	30
Add: Acquisitions	1	—	—
Less: Dispositions	(2)	(1)	(1)
Number of hotels—end of period (1)	27	28	29

	2017	2016	2015
Portfolio Data—Rooms
Number of rooms—beginning of period	13,666	13,845	14,303
Add: Acquisitions	175	—	—
Add: Room expansions, net	5	24	10
Less: Dispositions	(643)	(203)	(468)
Number of rooms—end of period	13,203	13,666	13,845
Average rooms per hotel—end of period	489	488	477

(1)

As of December 31, 2017, we classified two of the 27 hotels as held for sale due to their subsequent sales in January 2018. As of December 31, 2016, we classified one of the 28 hotels as held for sale due to its subsequent sale in February 2017.

Acquisitions.  We acquired one hotel in 2017, and no hotels in either 2016 or 2015. In July 2017, we acquired the Oceans Edge Hotel & Marina located in Key West, Florida for a net purchase price of $173.9 million, including prorations. The newly constructed and recently opened fee simple hotel also includes a marina, wet and dry boat slips and other customary marina amenities. We funded the acquisition with available cash on hand, including proceeds from the sales of the Marriott Park City and the Fairmont Newport Beach, as well as net proceeds received from our equity issuances under our ATM Agreements.

In addition to the above noted hotel, in 2016, we purchased the air rights associated with our Renaissance Harborplace for $2.4 million, including closing costs, resulting in a $2.4 million intangible asset with an indefinite life. In 2017, we received a $0.2 million refund of closing costs, reducing our air rights intangible asset to $2.3 million.

Our primary focus is to acquire long-term relevant real estate. We intend to select the branding and operators for our hotels that we believe will lead to the highest returns and the greatest long-term value. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets.

Dispositions.  We have from time to time divested of assets that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. We sold two hotels in 2017, and one hotel in each of 2016 and 2015. In addition, we sold two hotels in January 2018. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation. In June 2017, we sold the Marriott Park City for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million. In

February 2017, we sold the Fairmont Newport Beach for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million.

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

In January 2018, we sold the Marriott Philadelphia and the Marriott Quincy for a combined gross sales price of $139.0 million.

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

Renovations. We invested $115.1 million, $182.2 million and $164.2 million in capital improvements to our hotel portfolio during the years ended December 31, 2017, 2016 and 2015, respectively. Consistent with our strategy, during 2017, 2016 and 2015, we undertook major renovations, repositionings and ordinary course rooms, restaurants and public space renovations. During 2017, none of our renovations caused material room revenue disruption; however, during 2016 and 2015, our repositionings at the Boston Park Plaza and the Wailea Beach Resort caused room revenue disruption of approximately $8.0 million and $2.9 million, respectively, all of which was in line with our expectations.

Liquidity and Capital Resources

Historical. During the periods presented, our sources of cash included our operating activities, working capital, sales and redemptions of hotels and other assets, as well as proceeds from our credit facility, debt refinancings, term loan agreements, Senior Notes, and common and preferred stock offerings. Our primary uses of cash were for capital expenditures for hotels, acquisitions of a hotel and other assets, operating expenses, repayment of notes payable and our credit facility, redemption of our Series D preferred stock, dividends and distributions on our common and preferred stock and distributions to our joint venture partners. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $310.8 million for 2017, $305.4 million for 2016 and $309.3 million for 2015.

The net increase to cash provided by operating activities during 2017 as compared to 2016 was primarily due to increased cash generated by our hotels, most significantly at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreased cash generated due to our sales of the Three Sold Hotels.

The net decrease in cash provided by operating activities during 2016 as compared to 2015 was primarily due to decreased cash generated by both the Boston Park Plaza and the Wailea Beach Resort, which were undergoing complete hotel repositionings during 2016, as well as decreased cash generated due to our sales of the Two Sold Hotels. These decreases were partially offset by increased cash generated by our other hotels, combined with the release of restricted lender reserves upon our repayments of the loans secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®.

Investing activities.  Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash used in or provided by investing activities in 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Proceeds from sales of assets	$150,215	$41,587	$565,115
Disposition deposit	—	250	—
Proceeds from redemption of note receivable	—	—	1,125
Restricted cash — replacement reserve	(7,384)	(9,368)	(2,642)
Acquisitions of hotel property and other assets, net	(173,728)	(2,447)	—
Renovations and additions to hotel properties	(115,097)	(182,185)	(164,232)
Payment for interest rate derivatives	(125)	—	(13)
Net cash (used in) provided by investing activities	$(146,119)	$(152,163)	$399,353

During 2017, we received proceeds of $150.2 million from our sales of the Marriott Park City, the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $7.4 million, paid a total net $173.7 million to acquire assets, including $173.9 million to purchase the Oceans Edge Hotel & Marina less a $0.2 million refund of closing costs related to our purchase of the Renaissance Harborplace air rights, paid $115.1 million for renovations and additions to our portfolio and paid $0.1 million for interest rate cap agreements on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

During 2016, we received a total of $41.6 million in net proceeds from the sales of the Sheraton Cerritos, an undeveloped parcel of land and surplus FF&E. In addition, we received a deposit of $0.3 million from the buyer of the Fairmont Newport Beach. These cash inflows were offset as we increased our restricted cash replacement reserve accounts by $9.4 million, paid $2.4 million to acquire the air rights at our Renaissance Harborplace and paid $182.2 million for renovations and additions to our portfolio.

During 2015, we received a total of $565.1 million in proceeds from the sales of the Doubletree Guest Suites Times Square, BuyEfficient, the Preferred Equity Investment combined with the settlement of a working capital loan provided to the buyer of the Rochester Portfolio, and surplus FF&E. In addition, we received $1.1 million from the redemption of an unsecured note receivable. These cash inflows were partially offset as we increased the balance of our restricted cash replacement reserve accounts by $2.6 million, paid $164.2 million for renovations and additions to our portfolio, and paid $13,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

Financing activities.  Our net cash provided by or used in financing activities fluctuates primarily as a result of our issuance of common stock, our issuance and repayment of notes payable and our credit facility, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Proceeds from preferred stock offerings	$—	$190,000	$—
Payment of preferred stock offering costs	—	(6,640)	—
Redemption of preferred stock	—	(115,000)	—
Proceeds from common stock offerings	79,407	55,133	—
Payment of common stock offering costs	(1,475)	(941)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)	(9,264)
Proceeds from notes payable and credit facility	460,000	100,000	123,000
Payments on notes payable and credit facility	(405,542)	(265,536)	(450,812)
Payments of costs related to extinguishment of notes payable	(1)	(173)	(1,245)
Payments of deferred financing costs	(3,537)	(1,759)	(5,861)
Dividends and distributions paid	(163,014)	(227,486)	(77,544)
Distributions to noncontrolling interests	(8,250)	(7,737)	(9,981)
Net cash used in financing activities	$(46,205)	$(282,780)	$(431,707)

During 2017, we received net proceeds of $77.9 million from the issuance of our common stock, and $460.0 million in proceeds from debt obligations, including $220.0 million from a new loan secured by the Hilton San Diego Bayfront and $240.0 million from the Senior Notes. These cash inflows were offset by the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $405.5 million in principal payments on our notes payable, including $219.6 million for the prior loan secured by the Hilton San Diego Bayfront, $176.0 million for the loan secured by the Marriott Boston Long Wharf and $9.9 million in principal payments on our notes payable; $3.5 million in combined loan extinguishment costs related to the payment of the loans secured by the Hilton San Diego Bayfront and the Marriott Boston Long Wharf and deferred financing costs related to our new loan secured by the Hilton San Diego Bayfront, the Senior Notes and our credit facility; $163.0 million in dividends and distributions to our common and preferred stockholders; and $8.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Net cash used in financing activities during 2016 consisted of the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $265.5 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld®, $66.1 million for the loan secured by the Embassy Suites Chicago and $12.6 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loans secured by the Renaissance Orlando at SeaWorld® and the Embassy Suites Chicago; $1.8 million in deferred financing costs related to our $100.0 million unsecured term loan, our credit facility and our Senior Notes which were funded in January 2017; $227.5 million in dividends and distributions to our common and preferred stockholders; and $7.7 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront. These cash outflows were slightly offset by total net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, $54.2 million in net proceeds received from the issuance of our common stock, and $100.0 million in proceeds received from our unsecured term loan.

During 2015, we paid $9.3 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees. We also paid $450.8 million in principal payments on our notes payable and credit facility, including: $99.1 million in total to repay four loans each separately secured by either the Marriott Philadelphia, the Marriott Park City, the Marriott Houston or the Marriott Tysons Corner; $85.9 million to repay the loan secured by the Renaissance Harborplace; $30.7 million to repay the loan secured by the Hilton North Houston; $175.0 million to repay the loan secured by the Doubletree Guest Suites Times Square; $38.0 million to repay a draw on our credit facility; and $22.1 million in principal payments on our notes payable. In addition, during 2015 we paid a total of $1.2 million in fees upon our repayment of the loans noted above, and $5.9 million in deferred financing costs related to our $400.0 million senior unsecured credit facility which we entered into in April 2015, as well as the two unsecured term loan agreements entered into in September 2015 and December 2015, and the loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. We also paid $77.5 million in dividends and distributions to our common and preferred stockholders, and $10.0 million in distributions to the noncontrolling interests in our hotels. These cash outflows were slightly offset by a total of $123.0 million in proceeds from debt obligations, including $85.0 million received from an unsecured term loan and $38.0 million received from our credit facility.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential retirement of our preferred stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, modest amounts of debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM Agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through December 31, 2017, we have received $77.9 million in net proceeds from the issuance of 4,876,855 shares of our common stock in connection with the ATM Agreements, leaving $220.6 million available for sale under the ATM agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

In January 2018, we sold the Marriott Philadelphia and the Marriott Quincy for a combined gross sales price of $139.0 million.

Cash Balance. As of December 31, 2017, our unrestricted cash balance was $488.0 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of December 31, 2017, we had $990.4 million of consolidated debt, $559.3 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we can maintain lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of December 31, 2017, is approximately five years, and 77.8% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. Including our variable-rate debt obligation based on the variable rate at December 31, 2017, the weighted average interest rate on our debt is 4.1%.

As of December 31, 2017, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2017, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our debt transactions for the years ended December 31, 2017, 2016 and 2015 are discussed below.

2017. In January 2017, we received proceeds of $240.0 million in a private placement of the Senior Notes. The private placement consisted of the Series A Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026, and the Series B Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028.

In January 2017, we used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

In November 2017, we refinanced our existing $219.6 million loan secured by the Hilton San Diego Bayfront with a new $220.0 million loan. The new loan has an initial maturity date of December 2020 and three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of one-month LIBOR plus 105 basis points with a 25 basis point increase during the final one-year extension period, if extended. The new loan replaced the existing loan that was scheduled to mature in August 2019 and had a floating interest rate of one-month LIBOR plus 225 basis points.

As of December 31, 2017, we have no outstanding amounts due under our credit facility.

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

In October 2015, we drew down $85.0 million in funds available from a term loan supplement agreement under our credit facility and used the proceeds, combined with cash on hand, to repay the $85.9 million loan secured by the Renaissance Harborplace. Interest on the term loan is based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on our leverage ratios. Additionally, we entered into a swap agreement effective in October 2015, fixing the LIBOR rate at 1.591% for the duration of the $85.0 million term loan. Based on our current leverage, the loan reflects a fixed rate of 3.391%.

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

We may in the future seek to obtain mortgages on one or all of our 22 unencumbered hotels, 15 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 22 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Philadelphia; Marriott Portland; Marriott Quincy; Marriott Tysons Corner; Oceans Edge Hotel & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. After our sales of the Marriott Philadelphia and the Marriott Quincy in January 2018, we have 20 unencumbered hotels, 14 of which remain held by subsidiaries whose interests are pledged to our credit facility. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2017 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$990,402	$7,420	$312,094	$199,693	$471,195
Interest obligations on notes payable (1)	233,083	40,921	80,056	49,260	62,846
Capital lease obligations	26,805	1	2	3	26,799
Interest obligations on capital leases	123,781	2,356	4,712	4,839	111,874
Operating lease obligations (2)	294,519	9,278	20,841	21,256	243,144
Construction commitments	60,875	60,875	—	—	—
Employment obligations	871	871	—	—	—
Total	$1,730,336	$121,722	$417,705	$275,051	$915,858

(1)	Interest on our variable-rate debt obligation is calculated based on the variable rate at December 31, 2017, and includes the effect of our interest rate derivative agreements.
(2)

Operating lease obligations include our new office lease, which begins on September 1, 2018 and terminates on August 31, 2028. Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor. No amounts, therefore, are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described below. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $115.1 million in our portfolio during 2017, $182.2 million in 2016 and $164.2 million in 2015. As of December 31, 2017, we have contractual construction commitments totaling $60.9 million for ongoing renovations. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s total annual revenue. As of December 31, 2017, our balance sheet includes restricted cash of $67.2 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our 25 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for New York City, Hawaii and Key West). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 24 hotel Comparable Portfolio by quarter for 2015, 2016 and 2017 were as follows (dollars in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2015:
Total revenues	$284,385	$339,267	$324,595	$300,933	$1,249,180
Held for sale hotel revenues (1)	(9,889)	(14,120)	(13,704)	(12,303)	(50,016)
Sold hotel revenues (2)	(28,260)	(30,820)	(33,335)	(27,775)	(120,190)
Non-hotel revenues (3)	(2,097)	(2,044)	(2,076)	(1,605)	(7,822)
Total Comparable Portfolio revenues (4)	$244,139	$292,283	$275,480	$259,250	$1,071,152
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.8%	27.3%	25.7%	24.2%	100%

2016:
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Held for sale hotel revenues (1)	(9,922)	(14,432)	(13,322)	(12,359)	(50,035)
Sold hotel revenues (2)	(15,773)	(11,667)	(11,210)	(9,466)	(48,116)
Non-hotel revenues (3)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (4)	$248,476	$295,962	$278,982	$262,693	$1,086,113
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.9%	27.2%	25.7%	24.2%	100%

2017:
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Non-comparable hotel revenues (5)	—	—	(1,848)	(3,275)	(5,123)
Held for sale hotel revenues (1)	(9,607)	(13,966)	(12,642)	(12,207)	(48,422)
Sold hotel revenues (2)	(8,737)	(1,244)	—	—	(9,981)
Non-hotel revenues (3)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (4)	$262,381	$303,564	$289,397	$274,688	$1,130,030
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.2%	26.9%	25.6%	24.3%	100%

(1)

Held for sale hotel revenues include those generated by the Marriott Philadelphia and the Marriott Quincy. We classified both of these hotels as held for sale as of December 31, 2017, due to their subsequent sales in January 2018.

(2)

Sold hotel revenues include those generated by the Doubletree Guest Suites Times Square, the Sheraton Cerritos, the Fairmont Newport Beach and the Marriott Park City, which we sold in December 2015, May 2016, February 2017 and June 2017, respectively.

(3)

Non-hotel revenues include those generated by BuyEfficient prior to its sale in September 2015, as well as the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for both the fourth quarter and full year 2016 also include a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort.

(4)	Total Comparable Portfolio revenues include those generated by our 24 hotel Comparable Portfolio.
(5)	Non-comparable hotel revenues include those generated by the newly-developed Oceans Edge Hotel & Marina, which opened in January 2017, and was acquired by the Company in July 2017.

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

•

Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations and proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, operating income of the properties, the need for capital expenditures, as well as specific market and economic conditions.

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

•

Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•

Income taxes.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. We are subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from our Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We perform a quarterly review for any uncertain tax positions and, if necessary, we will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current year. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

New Accounting Standards and Accounting Changes

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

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

As of December 31, 2017, 77.8% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.2 million based on the variable rate at December 31, 2017. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.7 million based on the variable rate at December 31, 2017.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Irvine, California
February 14, 2018

Item 9B.Other Information

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “U.S. Federal Income Tax Considerations” in the prospectus dated February 24, 2017, which is a part of our Registration Statement on Form S-3 (File No. 333-216233). Our updated discussion addresses recently enacted tax law changes.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2017:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average		Incentive Plan
	be issued upon exercise	exercise price of		(excluding securities
	of outstanding awards	outstanding awards		reflected in column a)
	(a)	(b)		(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan	200,000	$17.71	(1)	4,824,586

(1)	The weighted-average exercise price is for the 200,000 options outstanding as of December 31, 2017.

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

3.7	Articles Supplementary for Series E preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on March 10, 2016).

3.8	Articles Supplementary for Series F preferred stock (incorporated by reference to Exhibit 3.5 to the registration statement on Form 8-A, filed by the Company on May 16, 2016).

4.1	Specimen Certificate of Common Stock of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-11 (File No. 333-117141) filed by the Company).

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

10.20

Note and Guarantee Agreement, dated December 20, 2016, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., the Initial Subsidiary Guarantors named therein, and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 10-K, filed by the Company on February 23, 2017).

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer (Section 302 Certification).

31.2	Certification of Principal Financial Officer (Section 302 Certification).

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906 Certification).

99.1	U.S. Federal Income Tax Considerations.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 14, 2018	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 14, 2018
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 14, 2018
John V. Arabia	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 14, 2018
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 14, 2018
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 14, 2018
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 14, 2018
Thomas A. Lewis, Jr.

/S/ MURRAY J. MCCABE	Director	February 14, 2018
Murray J. McCabe

/S/ KEITH P. RUSSELL	Director	February 14, 2018
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2004.

Irvine, California
February 14, 2018

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$488,002	$369,537
Restricted cash	71,309	67,923
Accounts receivable, net	34,219	39,337
Inventories	1,323	1,225
Prepaid expenses	10,464	10,489
Assets held for sale, net	122,807	79,113
Total current assets	728,124	567,624
Investment in hotel properties, net	3,106,066	3,158,219
Deferred financing fees, net	1,305	4,002
Other assets, net	22,317	9,389
Total assets	$3,857,812	$3,739,234

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,810	$36,110
Accrued payroll and employee benefits	26,687	24,896
Dividends and distributions payable	133,894	119,847
Other current liabilities	44,502	39,869
Current portion of notes payable, net	5,477	184,929
Liabilities of assets held for sale	189	3,153
Total current liabilities	242,559	408,804
Notes payable, less current portion, net	977,282	746,374
Capital lease obligations, less current portion	26,804	15,574
Other liabilities	28,989	36,650
Total liabilities	1,275,634	1,207,402
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2017 and 2016, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at December 31, 2017 and 2016, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 225,321,660 shares issued and outstanding at December 31, 2017 and 220,073,140 shares issued and outstanding at December 31, 2016	2,253	2,201
Additional paid in capital	2,679,221	2,596,620
Retained earnings	932,277	786,901
Cumulative dividends and distributions	(1,270,013)	(1,092,952)
Total stockholders’ equity	2,533,738	2,482,770
Noncontrolling interest in consolidated joint venture	48,440	49,062
Total equity	2,582,178	2,531,832
Total liabilities and equity	$3,857,812	$3,739,234

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
REVENUES
Room	$829,320	$824,340	$874,117
Food and beverage	296,933	294,415	293,892
Other operating	67,385	70,585	81,171
Total revenues	1,193,638	1,189,340	1,249,180
OPERATING EXPENSES
Room	213,301	211,947	224,035
Food and beverage	201,225	204,102	204,932
Other operating	16,392	16,684	21,335
Advertising and promotion	58,572	60,086	61,892
Repairs and maintenance	46,298	44,307	46,557
Utilities	30,419	30,424	34,543
Franchise costs	36,681	36,647	40,096
Property tax, ground lease and insurance	83,716	82,979	94,967
Other property-level expenses	138,525	142,742	142,332
Corporate overhead	28,817	25,991	33,339
Depreciation and amortization	158,634	163,016	164,716
Impairment loss	40,053	—	—
Total operating expenses	1,052,633	1,018,925	1,068,744
Operating income	141,005	170,415	180,436
Interest and other income	4,340	1,800	3,885
Interest expense	(51,766)	(50,283)	(66,516)
Loss on extinguishment of debt	(824)	(284)	(2,964)
Gain on sale of assets	45,474	18,413	226,217
Income before income taxes and discontinued operations	138,229	140,061	341,058
Income tax benefit (provision), net	7,775	616	(1,434)
Income from continuing operations	146,004	140,677	339,624
Income from discontinued operations, net of tax	7,000	—	15,895
NET INCOME	153,004	140,677	355,519
Income from consolidated joint ventures attributable to noncontrolling interests	(7,628)	(6,480)	(8,164)
Preferred stock dividends and redemption charge	(12,830)	(15,964)	(9,200)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$132,546	$118,233	$338,155

Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.56	$0.55	$1.54
Income from discontinued operations, net of tax	0.03	—	0.08
Basic and diluted income attributable to common stockholders per common share	$0.59	$0.55	$1.62

Basic and diluted weighted average common shares outstanding	221,898	214,966	207,350

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock											Noncontrolling
	Series D		Series E		Series F		Common Stock		Additional		Cumulative	Interests in
	Number of		Number of		Number of		Number of		Paid in	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Distributions	Joint Ventures	Total
Balance at December 31, 2014	4,600,000	$115,000	—	$—	—	$—	204,766,718	$2,048	$2,418,567	$305,503	$(624,545)	$52,261	$2,268,834
Deferred stock compensation, net	—	—	—	—	—	—	710,108	7	2,840	—	—	—	2,847
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(9,981)	(9,981)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(125)	(125)
Issuance of common stock distributions declared in 2014 at $0.36 per share	—	—	—	—	—	—	2,127,565	21	37,328	—	—	—	37,349
Common stock distributions and distributions payable at $1.41 per share	—	—	—	—	—	—	—	—	—	—	(294,123)	—	(294,123)
Series D preferred dividends and dividends payable at $2.00 per share	—	—	—	—	—	—	—	—	—	—	(9,200)	—	(9,200)
Net income	—	—	—	—	—	—	—	—	—	347,355	—	8,164	355,519
Modified retrospective adjustment due to adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	154	(154)	—	—	—
Balance at December 31, 2015	4,600,000	115,000	—	—	—	—	207,604,391	2,076	2,458,889	652,704	(927,868)	50,319	2,351,120
Redemption of preferred stock	(4,600,000)	(115,000)	—	—	—	—	—	—	4,052	—	(4,052)	—	(115,000)
Net proceeds from sales of preferred stock	—	—	4,600,000	115,000	3,000,000	75,000	—	—	(6,640)	—	—	—	183,360
Net proceeds from sale of common stock	—	—	—	—	—	—	3,564,047	36	54,156	—	—	—	54,192
Deferred stock compensation, net	—	—	—	—	—	—	1,482,621	15	7,414	—	—	—	7,429
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(7,737)	(7,737)
Issuance of common stock distributions declared in 2015 at $1.26 per share	—	—	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock distributions and distributions payable at $0.68 per share	—	—	—	—	—	—	—	—	—	—	(149,120)	—	(149,120)
Series D preferred stock dividends at $0.527778 per share through redemption date	—	—	—	—	—	—	—	—	—	—	(2,428)	—	(2,428)
Series E preferred stock dividends and dividends payable at $1.40445 per share	—	—	—	—	—	—	—	—	—	—	(6,460)	—	(6,460)
Series F preferred stock dividends and dividends payable at $1.00785 per share	—	—	—	—	—	—	—	—	—	—	(3,024)	—	(3,024)
Net income	—	—	—	—	—	—	—	—	—	134,197	—	6,480	140,677
Balance at December 31, 2016	—	—	4,600,000	115,000	3,000,000	75,000	220,073,140	2,201	2,596,620	786,901	(1,092,952)	49,062	2,531,832
Net proceeds from sale of common stock	—	—	—	—	—	—	4,876,855	48	77,884	—	—	—	77,932
Deferred stock compensation, net	—	—	—	—	—	—	371,665	4	4,717	—	—	—	4,721
Distributions to noncontrolling interest	—	—	—	—	—	—		—	—	—	—	(8,250)	(8,250)
Common stock distributions and distributions payable at $0.73 per share	—	—	—	—	—	—	—	—	—	—	(164,231)	—	(164,231)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	—	—	(4,837)	—	(4,837)
Net income	—	—	—	—	—	—	—	—	—	145,376	—	7,628	153,004
Balance at December 31, 2017	—	$—	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$153,004	$140,677	$355,519
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	730	618	238
Gain on sale of assets, net	(52,747)	(18,422)	(242,234)
Loss on extinguishment of debt	824	284	2,964
Gain on redemption of note receivable	—	—	(939)
Noncash interest on derivatives and capital lease obligations, net	3,106	(1,426)	(309)
Depreciation	155,962	159,919	160,405
Amortization of franchise fees and other intangibles	3,141	3,743	6,479
Amortization of deferred financing fees	2,409	2,200	3,148
Amortization of deferred stock compensation	8,042	7,157	9,695
Impairment loss	40,053	—	—
Hurricane-related loss	201	—	—
Deferred income taxes, net	(9,235)	—	—
Changes in operating assets and liabilities:
Restricted cash	3,998	17,625	8,536
Accounts receivable	3,175	(8,401)	1,775
Inventories	(16)	40	44
Prepaid expenses and other assets	(1,820)	977	1,445
Accounts payable and other liabilities	(822)	476	4,619
Accrued payroll and employee benefits	784	(54)	(2,060)
Net cash provided by operating activities	310,789	305,413	309,325
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	150,215	41,587	565,115
Disposition deposit	—	250	—
Proceeds from redemption of note receivable	—	—	1,125
Restricted cash — replacement reserve	(7,384)	(9,368)	(2,642)
Acquisitions of hotel property and other assets, net	(173,728)	(2,447)	—
Renovations and additions to hotel properties	(115,097)	(182,185)	(164,232)
Payment for interest rate derivatives	(125)	—	(13)
Net cash (used in) provided by investing activities	(146,119)	(152,163)	399,353
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	190,000	—
Payment of preferred stock offering costs	—	(6,640)	—
Redemption of preferred stock	—	(115,000)	—
Proceeds from common stock offerings	79,407	55,133	—
Payment of common stock offering costs	(1,475)	(941)	—
Repurchase of common stock for employee withholding obligations	(3,793)	(2,641)	(9,264)
Proceeds from notes payable and credit facility	460,000	100,000	123,000
Payments on notes payable and credit facility	(405,542)	(265,536)	(450,812)
Payments of costs related to extinguishment of notes payable	(1)	(173)	(1,245)
Payments of deferred financing costs	(3,537)	(1,759)	(5,861)
Dividends and distributions paid	(163,014)	(227,486)	(77,544)
Distributions to noncontrolling interests	(8,250)	(7,737)	(9,981)
Net cash used in financing activities	(46,205)	(282,780)	(431,707)
Net increase (decrease) in cash and cash equivalents	118,465	(129,530)	276,971
Cash and cash equivalents, beginning of year	369,537	499,067	222,096
Cash and cash equivalents, end of year	$488,002	$369,537	$499,067
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$40,987	$50,107	$63,552
Cash paid for income taxes, net	$1,433	$1,241	$583
NONCASH INVESTING ACTIVITY
(Decrease) increase in accounts payable related to renovations and additions to hotel properties and other assets	$(3,180)	$6,429	$8,268
Amortization of deferred stock compensation — construction activities	$472	$591	$580
NONCASH FINANCING ACTIVITY
Preferred stock redemption charge	$—	$4,052	$—
Issuance of common stock distributions	$—	$78,823	$37,349
Dividends and distributions payable	$133,894	$119,847	$265,124

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of December 31, 2017, the Company had interests in 27 hotels (the “27 hotels”), two of which were considered held for sale, leaving 25 hotels currently held for investment (the “25 hotels”). The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	11	(1)
Interstate Hotels & Resorts, Inc.	4
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2017	27

(1)

The Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, were considered held for sale as of December 31, 2017, and subsequently sold in January 2018 (see Note 14).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity within the meaning of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Based on its review, the Company determined that all of its subsidiaries were properly consolidated as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015.

Noncontrolling interest at both December 31, 2017 and 2016 represents the outside 25.0% equity interest in the Hilton San Diego Bayfront, which the Company includes in its financial statements on a consolidated basis.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in various bank accounts plus credit card receivables and all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2017 and 2016, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. Accounts receivable also includes, among other things, receivables from tenants who lease space in the Company’s hotels. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses. The Company’s accounts receivable includes an allowance for doubtful accounts of $0.3 million and $0.2 million at December 31, 2017 and 2016, respectively.

Inventories

Inventories, consisting primarily of food and beverages at the hotels, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity as a business combination requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When the Company acquires a hotel property or other entity as a business combination, it uses all available information to make these fair value determinations, and engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

Investments in Hotel Properties

Depreciation expense is based on the estimated life of the Company’s assets. The life is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 35 years for buildings and improvements and three to 12 years for furniture, fixtures and equipment. Intangible assets are amortized using the straight-line method over their estimated useful life or over the length of the related agreement, whichever is shorter.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the lives of the franchise agreements ranging from 14 to 27 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

The Company follows the requirements of the Property, Plant and Equipment Topic of the FASB ASC, which requires impairment losses to be recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgement is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, operating income of the properties, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, two hotel properties were impaired during 2017 (see Note 3 and Note 5), and no hotel properties were impaired during either 2016 or 2015.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing. The realization of the Company’s investment in hotel properties is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair values.

Assets Held for Sale

The Company considers a hotel held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of December 31, 2017, the Company’s Marriott Philadelphia and Marriott Quincy were considered held for sale, and subsequently sold in January 2018 (see Note 14). As of December 31, 2016, the Company’s Fairmont Newport Beach was considered held for sale, and subsequently sold in February 2017 (see Note 4). Based on the criteria noted above, none of these hotels were included in discontinued operations.

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

Deferred financing fees related to the Company’s undrawn credit facility are included on the Company’s consolidated balance sheets as an asset, and are amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. At December 31, 2016, the deferred financing fees asset on the Company’s consolidated balance sheet also included fees related to the Company’s unfunded senior unsecured notes. During the first quarter of 2017, the senior unsecured notes were funded, and the related deferred financing fees were reclassified to the appropriate current and long-term liabilities. Deferred financing fees related to the Company’s outstanding debt are included on the Company’s consolidated balance sheets as a contra-liability (see Note 7), and subsequently amortized ratably over the term of the related debt.

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

Income Taxes

The Company has elected to be treated as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). Management believes that the Company has qualified and intends to continue to qualify as a REIT. Therefore, the Company is permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on taxable income at regular corporate tax rates.

The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. In addition, the TRS Lessee, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company performs a quarterly review for any uncertain tax positions and, if necessary, records the expected future tax consequences of uncertain tax positions in accordance with the Income Taxes Topic of the FASB ASC. The guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

Comprehensive Income

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

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

At December 31, 2017, 2016 and 2015, the noncontrolling interests reported in the Company’s financial statements included Hilton Worldwide’s 25.0% ownership in the Hilton San Diego Bayfront. Additionally, prior to the Company’s sale of its interests in the Doubletree Guest Suites Times Square in December 2015, the noncontrolling interests reported in the Company’s financial statements also included preferred investors that owned a $0.1 million preferred equity interest in a subsidiary captive REIT that owned the Doubletree Guest Suites Times Square.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Numerator:
Net income	$153,004	$140,677	$355,519
Income from consolidated joint ventures attributable to noncontrolling interests	(7,628)	(6,480)	(8,164)
Preferred stock dividends and redemption charge	(12,830)	(15,964)	(9,200)
Distributions paid on unvested restricted stock compensation	(860)	(754)	(1,405)
Undistributed income allocated to unvested restricted stock compensation	—	—	(155)
Numerator for basic and diluted income attributable to common stockholders	$131,686	$117,479	$336,595

Denominator:
Weighted average basic and diluted common shares outstanding	221,898	214,966	207,350

Basic and diluted income attributable to common stockholders per common share	$0.59	$0.55	$1.62

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the years ended December 31, 2017, 2016 and 2015, as their inclusion would have been anti-dilutive.

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

The Company will adopt ASU No. 2014-09, along with the related clarifications and amendments in ASU No. 2016-08 and ASU No. 2016-12, during the first quarter of 2018 using a modified retrospective approach to all contracts that are not completed as of the date of initial adoption. Based on the Company’s assessment of ASU No. 2014-09, the adoption of the standard will not have a material effect on the Company’s consolidated financial statements, though additional disclosure will be required. Regarding future hotel sales, however, the standard may allow for earlier gain recognition for certain sale transactions under which the Company has continuing involvement.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which will require entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU No. 2016-18 is effective in the first quarter of 2018, and will require a retrospective approach. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. Upon adoption of this standard, amounts included in restricted cash on the Company’s consolidated balance sheets will be included with cash and cash equivalents when reconciling the beginning period and ending period total amounts shown on its consolidated statements of cash flows. As a result of the adoption of ASU No. 2016-18, the Company will no longer present the changes within restricted cash in the consolidated statements of cash flows. The adoption of this standard will not change the Company’s balance sheet presentation.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU No. 2017-01 is effective in the first quarter of 2018, and the guidance is to be applied prospectively. Early adoption is permitted. Once adopted, the Company will be required to analyze future hotel acquisitions to determine if the transaction qualifies as the purchase of a business or an asset. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations. Depending on the Company’s conclusion on future hotel acquisitions, ASU No. 2017-01 may have an effect on its consolidated financial statements.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$605,054	$531,660
Buildings and improvements	3,049,569	3,135,806
Furniture, fixtures and equipment	484,749	512,372
Intangible assets	48,371	49,015
Franchise fees	980	1,021
Construction in process	54,280	65,449
Investment in hotel properties, gross	4,243,003	4,295,323
Accumulated depreciation and amortization	(1,136,937)	(1,137,104)
Investment in hotel properties, net	$3,106,066	$3,158,219

Acquisitions - 2017

In July 2017, the Company purchased the newly-developed 175-room Oceans Edge Hotel & Marina in Key West, Florida for a net purchase price of $173.9 million, including prorations. The purchase of the hotel included a marina, wet and dry boat slips and other customary marina amenities. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets. The Company recognized acquisition related costs of $0.7 million in 2017, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Oceans Edge Hotel & Marina have been included in the Company’s consolidated statements of operations from the acquisition date of July 25, 2017 through the year ended December 31, 2017.

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

Acquisitions - 2016

In June 2016, the Company purchased the air rights intangible asset associated with its Renaissance Harborplace for $2.4 million, including closing costs. In 2017, the Company received a $0.2 million refund of closing costs, reducing its air rights intangible asset to $2.3 million. The air rights intangible asset, which has an indefinite useful life, and therefore, is not amortized, is included with intangibles in the Company’s investment in hotel properties on its consolidated balance sheet. This non-amortizable asset will be reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If the non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount, and then amortized prospectively, based on the remaining useful life of the intangible asset.

Acquisitions - 2015

The Company did not acquire any hotel properties or other assets during 2015.

Unaudited Pro Forma Results

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisition of the Oceans Edge Hotel & Marina had occurred on January 1, 2017. The information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. Since the newly-developed hotel opened in mid-January 2017, the results presented for 2017 are slightly less than a full year, and there are no prior year results. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made (in thousands, except per share data):

2017
Revenues	$1,202,887

Income attributable to common stockholders	$133,939

Income per diluted share attributable to common stockholders	$0.60

For the year ended December 31, 2017, the Company included $5.1 million of revenues, and a net loss of $1.4 million, which includes $0.8 million in hurricane-related restoration expenses, in its consolidated statements of operations related to the Company’s acquisition of the Oceans Edge Hotel & Marina.

Hurricanes Harvey and Irma

During 2017, four of the Company’s 25 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. For more information regarding the impact of the hurricanes on the Company’s hotels, please see the Hurricanes Harvey and Irma discussion in Note 12.

Impairments

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company identified indicators of impairment and reviewed its Houston hotels for possible impairment. During 2017, the Company recorded a total impairment charge of $40.1 million, including $31.0 million for the Hilton North Houston and $9.1 million for the Marriott Houston, which is included in impairment loss on the Company’s consolidated statements of operations for the year ended December 31, 2017 (see Note 5). No impairments were necessary for either the years ended December 31, 2016 or 2015.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2017	2016
Advanced bookings (1)	$10,621	$10,621
Easement agreement (2)	9,727	9,727
Ground lease/air rights agreements (3)	25,478	24,107
In-place lease agreements (4)	1,517	1,616
Above market lease agreements (5)	67	94
Below market management agreement (6)	961	2,850
	48,371	49,015
Accumulated amortization	(14,233)	(13,192)
	$34,138	$35,823

Amortization expense on these intangible assets for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Advanced bookings (1)	$2,340	$2,340	$2,340
Ground lease/air rights agreements (3)	255	255	3,794
In-place lease agreements (4)	276	697	1,455
Above market lease agreements (5)	16	301	90
Below market management agreement (6)	299	469	469
	$3,186	$4,062	$8,148

(1)

Advanced bookings as of December 31, 2017 consist of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Resort. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and are amortized using the straight-line method based over the periods the amounts are expected to be collected. The amortization expense for contractual advanced hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Advanced bookings for the Hyatt Regency San Francisco were fully amortized in December 2017, and the advanced bookings for the Boston Park Plaza and the Wailea Beach Resort will be fully amortized by June 2018 and July 2018, respectively.

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

(3)

Ground lease/air rights agreements as of December 31, 2017 include a ground lease at the Hilton Times Square, and air rights at both the Renaissance Harborplace and the Oceans Edge Hotel & Marina. The ground lease agreement at the Hilton Times Square was valued at fair value at the date of acquisition. The agreement is amortized using the straight-line method over the remaining non-cancelable 73-year lease term as of December 31, 2017. The amortization expense for the agreement is included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations. As noted above in the discussions regarding the 2017 and 2016 acquisitions, the Company purchased air rights associated with both the Oceans Edge Hotel & Marina and the Renaissance Harborplace. The air rights assets were both valued at fair value at the dates of acquisition, and both have indefinite useful lives and are not amortized. During 2015, the Company wrote off $81.5 million related to the air lease intangible asset net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(4)

In-place lease agreements as of December 31, 2017 include in-place lease agreements at the Hilton San Diego Bayfront, the Hyatt Regency San Francisco, Oceans Edge Hotel & Marina and the Wailea Beach Resort. Prior to being fully amortized in February 2017, in-place lease agreements also included an in-place lease agreement at the Hilton New Orleans St. Charles. The agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two months and 18 months as of December 31, 2017. The amortization expense for the agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations. During 2015, the Company wrote off $2.4 million related to in-place lease intangible assets net of accumulated amortization at the Doubletree Guest Suites Times Square due to the Company’s December 2015 sale of its interests in the hotel, which reduced the gain recognized on the sale.

(5)

The above market lease agreements as of December 31, 2017 consist of a favorable tenant lease asset at the Hyatt Regency San Francisco. Prior to being fully amortized in February 2017, above market lease agreements also included a favorable tenant lease asset at the Hilton New Orleans St. Charles. These agreements were valued at fair value at the dates of acquisition, and amortized using the straight-line method over the remaining non-cancelable terms of the related agreements. The favorable tenant lease asset at the Hyatt Regency San Francisco will be fully amortized in July 2018. The amortization expense for the agreements is included in other operating revenue in the Company’s consolidated statements of operations.

(6)

The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The agreement is amortized using the straight-line method over the remaining non-cancelable terms of the two components. The component related to the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile will be fully amortized in December 2022, and the component related to the potential management of a future hotel was fully amortized in July 2017. The amortization expense for the agreement is included in other property-level expenses in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2018	$1,792
2019	$382
2020	$347
2021	$347
2022	$347

4. Disposals and Discontinued Operations

The Company classified both the Marriott Philadelphia and the Marriott Quincy as held for sale as of December 31, 2017, and subsequently sold the hotels in January 2018 (see Note 14). Neither of these sales represented strategic shifts that had a major impact on the Company’s business plan or its primary markets, and therefore, neither of these sales qualified as a discontinued operation. The Company has classified the assets and liabilities related to the Marriott Philadelphia and the Marriott Quincy as held for sale as of December 31, 2017 as follows (in thousands):

December 31,
2017
Accounts receivable	$1,676
Prepaid expenses	193
Investment in hotel properties, net	120,916
Other assets	22
Assets held for sale, net	$122,807

Accounts payable and accrued expenses	$69
Other current liabilities	41
Other liabilities	79
Liabilities of assets held for sale	$189

Disposals - 2017

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

December 31,
2016
Accounts receivable, net	$452
Inventories	126
Prepaid expenses	386
Investment in hotel property, net	77,971
Other assets	178
Assets held for sale, net	$79,113

Accounts payable and accrued expenses	$781
Accrued payroll and employee benefits	751
Other current liabilities	1,473
Other liabilities	148
Liabilities of assets held for sale	$3,153

In June 2017, the Company sold the 199-room Marriott Park City located in Park City, Utah for net proceeds of $27.0 million. The Company recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

Disposals - 2016

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

Disposals - 2015

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

In December 2015, the Company sold its interests in the 468-room Doubletree Guest Suites Times Square located in New York City, New York for net proceeds of $522.7 million. The Company recognized a net gain on the sale of $214.5 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation. Concurrent with the sale, the Company wrote off $83.9 million of net intangible assets (see Note 3), which reduced the Company’s gain on the sale. In addition, the Company repaid the remaining $175.0 million balance of the mortgage secured by the hotel, and wrote off $1.7 million in related deferred financing fees.

The following table provides summary results of operations for the Fairmont Newport Beach, the Marriott Park City, the Sheraton Cerritos, BuyEfficient and the Doubletree Guest Suites Times Square, which are included in continuing operations (in thousands):

	2017	2016	2015
Total revenues	$9,981	$48,116	$125,920
Income before income taxes and discontinued operations (1)	$2,466	$5,087	$8,702
Gain on sale of assets	$45,474	$18,223	$226,217

(1)

Income before income taxes and discontinued operations for the year ended December 31, 2015 includes $1.6 million in severance costs related to the Company’s sale of BuyEfficient. These costs are included in other property-level expenses on the Company’s statement of operations. Income before income taxes and discontinued operations does not include the gain recognized on the sales of the Fairmont Newport Beach, the Marriott Park City, the Sheraton Cerritos, BuyEfficient and the Doubletree Guest Suites Times Square.

Discontinued Operations

The following table sets forth the discontinued operations for the years ended December 31, 2017, 2016 and 2015 related to the Company’s 2013 sale of four hotels and a commercial laundry facility located in Rochester, Minnesota (the “Rochester Portfolio”) (in thousands):

	2017	2016	2015
Gain on sale of hotels and other assets, net	$7,000	$—	$16,000
Income tax provision	—	—	(105)
Income from discontinued operations, net of tax	$7,000	$—	$15,895

Upon sale of the Rochester Portfolio, the Company retained a liability not to exceed $14.0 million. The recognition of the $14.0 million liability reduced the Company’s gain on the sale of the Rochester Portfolio. In 2014, the Company was released from $7.0 million of its liability, and the Company recorded additional gain on the sale, which was included in discontinued operations, net of tax. During 2017, the Company determined that its remaining obligation for the liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, the Company reversed the remaining $7.0 million (see Note 8), and recorded additional gain on the sale of the Rochester Portfolio of $7.0 million, which is included in discontinued operations, net of tax for the year ended December 31, 2017. In January 2018, the Company was officially released from all liability.

In 2015, the Company sold a $25.0 million preferred equity investment that the Company had retained upon sale of the Rochester Portfolio, and settled a working capital loan that the Company had provided to the buyer of the Rochester Portfolio for an aggregate payment of $16.0 million, plus accrued interest. In accordance with the Real Estate Subtopic of the FASB ASC, the Company recognized a $16.0 million gain on the sale of the Rochester Portfolio, along with related income tax expense of $0.1 million, in discontinued operations, net of tax during the year ended December 31, 2015, as these additional sales proceeds could not be recognized until realized.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2017 and 2016, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of December 31, 2017 and 2016, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. In accordance with the Fair Value Measurement and Disclosure Topic of the FASB ASC, the Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

In the aftermath of Hurricane Harvey, combined with continued operational declines due to weakness in the Houston market, and in accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company identified indicators of impairment and reviewed both of its Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable. As such, during 2017, the Company recorded a total impairment charge of $40.1 million, including $31.0 million for the Hilton North Houston and $9.1 million for the Marriott Houston, which is included in impairment loss on the Company’s consolidated statements of operations for the year ended December 31, 2017.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2017:
Houston hotels, net (1)	$34,473	$—	$—	$34,473
Interest rate cap derivatives	4	—	4	—
Interest rate swap derivatives	3,390	—	3,390	—
Life insurance policy (2)	645	—	645	—
Total assets measured at fair value at December 31, 2017	$38,512	$—	$4,039	$34,473

December 31, 2016:
Interest rate cap derivative	$—	$—	$—	$—
Interest rate swap derivatives	1,749	—	1,749	—
Life insurance policy (2)	861	—	861	—
Total assets measured at fair value at December 31, 2016	$2,610	$—	$2,610	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2017:
Retirement benefit agreement (1)	$645	$—	$645	$—
Total liabilities measured at fair value at December 31, 2017	$645	$—	$645	$—

December 31, 2016:
Retirement benefit agreement (1)	$861	$—	$861	$—
Total liabilities measured at fair value at December 31, 2016	$861	$—	$861	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit agreement to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.4 million through December 31, 2017, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives consisted of the following at December 31, 2017 and 2016 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2017		2016
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	April 15, 2015	May 1, 2017	$ N/A	$	N/A	$—
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$109,681		—	N/A
Hilton San Diego Bayfront (1)	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000		4	N/A
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000		2,010	1,336
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000		1,380	413
								$3,394	$1,749

(1)

In March 2017, the Company purchased a new interest rate cap agreement for $19,000 related to the existing loan secured by the Hilton San Diego Bayfront. The new agreement, whose terms were substantially the same as the terms under the expiring cap agreement, effectively replaced the expiring agreement on May 1, 2017. In November 2017, the Company refinanced the existing loan secured by the Hilton San Diego Bayfront (see Note 7). Coterminous with the loan refinance, the Company purchased a new interest rate cap agreement for $0.1 million, with a strike rate of 6.0% and an expiration date in December 2020. The fair values of the Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2017 and 2016.

(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2017 and 2016. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2017 and 2016. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	2017	2016	2015
Noncash interest on derivatives	$(1,520)	$(1,426)	$(309)

Fair Value of Debt

As of December 31, 2017 and 2016, 77.8% and 76.2%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates. The Company’s principal balances and fair market values of its consolidated debt as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$990,402	$997,922	$935,944	$930,665

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Property and equipment, net	$584	$779
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,351	2,876
Deferred income tax asset	9,492	—
Interest rate derivatives	3,394	1,749
Other receivables	3,136	1,673
Other	1,370	1,322
Total other assets, net	$22,317	$9,389

During 2017, the Company released its full valuation allowance, which was previously held against all of its net U.S. federal and state deferred tax assets, consisting of a deferred tax asset related to federal and state net operating losses, reserves and other deferred tax assets of the TRS Lessee and a deferred tax liability related to timing differences associated with amortization and deferred revenue of the TRS Lessee (see Note 8 and Note 9).

7. Notes Payable

Notes payable consisted of the following at December 31 (in thousands):

	2017	2016
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at December 31, 2017, and five hotel properties at December 31, 2016.	$345,402	$528,604
Note payable requiring payments of interest only as of December 31, 2017, bearing a blended rate of one-month LIBOR plus 105 basis points, and interest and principal as of December 31, 2016, bearing a blended rate of one-month LIBOR plus 225 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	222,340
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	—
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	—
Total notes payable	$990,402	$935,944

Current portion of notes payable	$7,420	$186,034
Less: current portion of deferred financing fees	(1,943)	(1,105)
Carrying value of current portion of notes payable	$5,477	$184,929

Notes payable, less current portion	$982,982	$749,910
Less: long-term portion of deferred financing fees	(5,700)	(3,536)
Carrying value of notes payable, less current portion	$977,282	$746,374

Aggregate future principal maturities and amortization of notes payable at December 31, 2017, are as follows (in thousands):

2018	$7,420
2019	7,957
2020	304,137
2021	111,247
2022	88,446
Thereafter	471,195
Total	$990,402

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

In November 2017, the Company refinanced its existing $219.6 million loan secured by the Hilton San Diego Bayfront with a new $220.0 million loan. The new loan has an initial maturity date of December 2020 and three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of one-month LIBOR plus 105 basis points with a 25 basis point increase during the final one-year extension period, if extended. The new loan replaced the existing loan that was scheduled to mature in August 2019 and had a floating interest rate of one-month LIBOR plus 225 basis points. The Company purchased a new interest rate cap agreement in November 2017 for $0.1 million, with a strike rate of 6.0% and an expiration date in December 2020 (see Note 5).

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

In May 2016, the Company repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from its issuance of Series F preferred stock in May 2016 (see Note 10). The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In December 2016, the Company repaid $66.1 million of debt secured by the Embassy Suites Chicago, using cash on hand. The Embassy Suites Chicago loan was scheduled to mature in March 2017, and was available to be repaid without penalty at the end of December 2016.

Deferred Financing Fees and Losses on Extinguishment of Debt

Deferred financing fees and losses on extinguishment of debt for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017 (1)	2016 (2)	2015 (3)
Payments of deferred financing costs	$3,537	$1,759	$5,861
Accelerated amortization of deferred financing fees	$—	$—	$455
Loss on extinguishment of debt	$824	$284	$2,964

(1)

During the year ended December 31, 2017, the Company paid a total of $3.5 million in deferred financing costs related to its new $220.0 million loan secured by the Hilton San Diego Bayfront, its Senior Notes and its credit facility. In addition, during 2017, the Company incurred a loss on extinguishment of debt totaling $0.8 million related to its 2017 debt repayment and refinancing.

(2)

During the year ended December 31, 2016, the Company paid a total of $1.8 million in deferred financing costs related to its $100.0 million unsecured term loan, its credit facility and its senior unsecured notes. In addition, during 2016, the Company incurred a loss on extinguishment of debt totaling $0.3 million related to its 2016 debt repayments.

(3)

During the year ended December 31, 2015, the Company paid a total of $5.9 million in deferred financing costs related to its credit facility and two term loan agreements, as well as its loans entered into in December 2014 secured by the Embassy Suites La Jolla and the JW Marriott New Orleans. In addition, during 2015, the Company wrote off $0.5 million in deferred financing costs related to its prior credit facility, and incurred a total of $3.0 million in losses on extinguishment of debt related to its 2015 debt repayments.

Interest Expense

Total interest incurred and expensed on the notes payable for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Interest expense on debt and capital lease obligations	$46,251	$49,509	$63,677
Noncash interest on derivatives and capital lease obligations, net	3,106	(1,426)	(309)
Amortization of deferred financing fees	2,409	2,200	3,148
Total interest expense	$51,766	$50,283	$66,516

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Property, sales and use taxes payable	$17,842	$16,965
Income tax payable	160	211
Accrued interest	6,746	1,996
Advance deposits	13,454	14,505
Management fees payable	1,952	1,645
Other	4,348	4,547
Total other current liabilities	$44,502	$39,869

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred revenue	$5,589	$6,045
Deferred rent	19,582	19,807
Deferred gain on sale of asset	—	7,000
Deferred income tax liability	257	—
Other	3,561	3,798
Total other liabilities	$28,989	$36,650

As discussed in Note 4, in 2017, the Company determined that its remaining obligation for the Rochester Portfolio’s liability was remote based on the requirements of the Contingencies Topic of the FASB ASC. As such, the Company released the $7.0 million remaining liability and recorded additional gain on the sale of the Rochester Portfolio, which is included in discontinued operations, net of tax for the year ended December 31, 2017.

As discussed in Note 6 and Note 9, during 2017, the Company released its full valuation allowance, which was previously held against all of its net U.S. federal and state deferred tax assets, consisting of a deferred tax asset related to federal and state net operating losses, reserves and other deferred tax assets of the TRS Lessee and a deferred tax liability related to timing differences associated with amortization and deferred revenue of the TRS Lessee.

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

In 2017, the Company fully released the $13.6 million valuation allowance primarily related to its federal and state net operating loss carryforwards as the Company determined it was more likely than not that these net deferred tax assets will be realized. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years and forecasted earnings. The income tax benefit caused by the release of the valuation allowance was partially offset as the Company recognized a $4.4 million charge to income tax expense due to the use of net operating losses in the fourth quarter, and a write-down in the value of its net deferred tax assets as of December 31, 2017 as a result of the Tax Cuts and Jobs Act, which lowered the corporate tax rates from a maximum of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017. In addition, during 2017, the Company recognized combined federal and state income tax expense of $1.4 million, based on 2017 projected taxable income net of operating loss carryforwards for its taxable entities.

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

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During 2017, the Company did not recognize any penalties or interest related to unrecognized tax benefits in income tax expense. During 2016 and 2015, the Company recognized $42,000 and $55,000 in interest expense related to its tax provisions, respectively.

The income tax benefit (provision) for the Company is included in the consolidated financial statements as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(298)	$1,379	$(655)
State	(1,162)	(763)	(779)
Current income tax benefit (provision), net	(1,460)	616	(1,434)

Deferred:
Federal	(5,591)	3,797	4,856
State	(442)	1,638	1,254
Change in valuation allowance	15,268	(5,435)	(6,110)
Deferred income tax benefit (provision), net	9,235	—	—
Income tax benefit (provision), net	$7,775	$616	$(1,434)

Reconciliations of the Company’s tax provision at the U.S. statutory rate to the benefit (provision) for income taxes, net were as follows (in thousands):

	2017	2016	2015
Expected federal tax expense at statutory rate	$(44,930)	$(47,621)	$(115,960)
Tax impact of REIT election	41,169	44,320	113,278
Expected tax expense of TRS	(3,761)	(3,301)	(2,682)

State income tax expense, net of federal benefit	(318)	(1,081)	(483)
Change in valuation allowance	14,340	6,556	2,832
Other permanent items	(381)	(1,558)	(1,101)
Alternative minimum tax credit	1,421	—	—
Effect of rate change	(3,526)	—	—
Income tax benefit (provision), net	$7,775	$616	$(1,434)

The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryover	$4,427	$10,270
Other reserves	1,301	1,945
State taxes and other	3,232	2,716
Depreciation	532	702
Total deferred tax assets	9,492	15,633

Deferred Tax Liabilities:
Amortization	(63)	(119)
Deferred revenue	(157)	(192)
Other	(37)	(54)
Total deferred tax liabilities	(257)	(365)

Total net deferred tax asset before valuation allowance	9,235	15,268
Valuation allowance	—	(15,268)
Deferred tax asset net of valuation allowance	$9,235	$—

As noted above, the Company released its valuation allowance in 2017 as it currently believes that there no longer exists sufficient negative evidence that would prevent it from relying on projections of future taxable income sufficient to realize its deferred tax assets. The Company, however, provided a valuation allowance against its net deferred tax assets at December 31, 2016 and 2015 due to the uncertainty at the time of realizing the Company’s historical operating losses. Accordingly, no provision or benefit for deferred income taxes related to the Company is reflected in the accompanying consolidated statements of operations for either 2016 or 2015.

At December 31, 2017 and 2016, the net operating loss carryforwards for federal income tax purposes totaled approximately $15.6 million and $27.1 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2032.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2017, 2016 and 2015, distributions paid per share were characterized as follows (unaudited):

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.554	75.95%	$0.609	89.62%	$0.661	46.86%
Capital gain	0.176	24.05	0.071	10.38	0.749	53.14
Return of capital	—	—	—	—	—	—
Total	$0.730	100%	$0.680	100%	$1.410	100%

Preferred Stock — Series D
Ordinary income	$—	—%	$0.473	89.62%	$0.937	46.86%
Capital gain	—	—	0.055	10.38	1.063	53.14
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.528	100%	$2.000	100%

Preferred Stock — Series E
Ordinary income	$1.320	75.95%	$1.259	89.62%	$—	—%
Capital gain	0.418	24.05	0.146	10.38	—	—
Return of capital	—	—	—	—	—	—
Total	$1.738	100%	$1.405	100%	$—	—%

Preferred Stock — Series F
Ordinary income	$1.225	75.95%	$0.903	89.62%	$—	—%
Capital gain	0.388	24.05	0.105	10.38	—	—
Return of capital	—	—	—	—	—	—
Total	$1.613	100%	$1.008	100%	$—	—%

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

Common Stock

In February 2014, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the ATM Agreements, the Company could issue and sell from time to time through or to the Managers, as sales agents and/or principals, shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During 2016, the Company received $55.1 million in gross proceeds, and paid $0.9 million in costs, from the issuance of 3,564,047 shares of its common stock in connection with the ATM Agreements.

In February 2017, the Company entered into separate new ATM Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the new ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During 2017, the Company received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of its common stock in connection with the new ATM Agreements. As of December 31, 2017, the Company has $220.6 million available for sale under the new ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of December 31, 2017, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Dividends

The Company declared dividends per share on its Series D preferred stock, Series E preferred stock, Series F preferred stock and common stock during 2017, 2016 and 2015 as follows:

	2017	2016	2015
Series D preferred stock	$—	$0.527778	$2.00
Series E preferred stock	1.7375	1.404450	—
Series F preferred stock	1.6125	1.007850	—
Common stock (1)	0.7300	0.680000	1.41
	$4.0800	$3.620078	$3.41

(1)

Common stock dividends include a $1.26 dividend declared during the fourth quarter of 2015, which was comprised of a combination of cash and shares of the Company’s common stock, pursuant to elections by individual stockholders.

11. Long-Term Incentive Plan

Stock Grants

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees incentive or nonqualified share options, restricted shares, deferred shares, share purchase rights and share appreciation rights in tandem with options, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 4,824,586 shares remain available for future issuance as of December 31, 2017.

Restricted shares granted pursuant to the Company’s LTIP generally vest over periods from three to five years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

In accordance with the Compensation Topic of the FASB ASC, the Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Amortization expense, including forfeitures	$8,042	$7,157	$9,695

In January 2015, the Company recognized a total of $2.5 million in stock compensation and amortization expense related to the departure of its former Chief Executive Officer.

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees who work on the design and construction of its hotels. During 2017, these capitalized costs totaled $0.5 million. During both 2016 and 2015, these capitalized costs totaled $0.6 million.

The following is a summary of non-vested stock grant activity:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,095,908	$13.36	986,345	$14.33	1,883,296	$11.24
Granted	654,266	$15.11	816,880	$12.33	499,787	$17.33
Vested	(541,827)	$13.78	(605,641)	$13.39	(1,225,443)	$10.75
Forfeited	(33,298)	$14.10	(101,676)	$14.32	(171,295)	$14.76
Outstanding at end of year	1,175,049	$14.12	1,095,908	$13.36	986,345	$14.33

At December 31, 2017, there were no deferred shares, share purchase rights, or share appreciation rights issued or outstanding under the LTIP.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to a former Company associate. The Options fully vested in April 2009, and will expire in April 2018. The exercise price of the Options is $17.71 per share.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the years ended December 31, 2017, 2016 and 2015 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2017	2016	2015
Basic management fees	$33,318	$33,109	$34,426
Incentive management fees	6,301	6,071	5,020
Total basic and incentive management fees	$39,619	$39,180	$39,446

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2017, 2016 and 2015 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2017	2016	2015
Franchise assessments (1)	$26,902	$26,399	$28,193
Franchise royalties	9,779	10,248	11,903
Total franchise costs	$36,681	$36,647	$40,096

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At December 31, 2017, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2017 totaled $60.9 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. Upon acquisition of the hotel in June 2012, the Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to the Leases Topic of the FASB ASC.

During 2017, the Company corrected an immaterial error by reclassifying the Courtyard by Marriott Los Angeles ground lease from an operating lease to a capital lease due to the lease containing a future bargain purchase right option. Upon examination of this future purchase right option, the Company determined that the economic disincentive for continuing to lease the property will be so significant that the Company will likely exercise the option. The Company assessed the cumulative impact of this error on the affected financial statement line items (capital lease assets, capital lease liability, ground lease expense and interest expense) in its previously reported 2015, 2016 and 2017 financial statements pursuant to the guidance in ASC 250 Accounting Changes and Error Corrections ("ASC 250") and SEC Staff Accounting Bulletin ("SAB") No. 99 Materiality. The assessment concluded that the error was not material, individually or in the aggregate, to either the current or any prior period consolidated financial statements. As such, in accordance with ASC 250 (SAB No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the $4.5 million cumulative adjustment to reclassify the ground lease from an operating lease to a capital lease was recognized in 2017 as an increase to interest expense, with no revision to prior periods.

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	—
Gross capital lease assets	65,404	58,799
Accumulated depreciation	(8,208)	(6,738)
Net capital lease assets	$57,196	$52,061

Future minimum lease payments under for the Company’s capital leases together with the present value of the net minimum lease payments as of December 31, 2017 are as follows (in thousands):

2018	$2,357
2019	2,357
2020	2,357
2021	2,389
2022	2,453
Thereafter	138,673
Total minimum lease payments (1)	150,586
Less: Amount representing interest (2)	(123,781)
Present value of net minimum lease payments (3)	$26,805

(1)

Minimum lease payments do not include percentage rent, which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded nominal percentage rent in 2017, and $0.1 million in percentage rent in both 2016 and 2015.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2017 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $26.8 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2017, 2016 and 2015, certain of the Company’s hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2017	2016	2015
Number of hotels with ground, building and/or air leases (1)	6	6	8

Number of ground leases (1)	6	6	7
Number of building leases (2)	1	1	1
Number of air leases (1)	1	1	2
Total number of ground, building and air leases	8	8	10

(1)

2015 includes a ground lease related to the Sheraton Cerritos, which the Company sold in May 2016, as well as an air rights lease at the Renaissance Harborplace, which air rights the Company purchased in June 2016. In 2017, the Company determined that one of the ground leases is a capital lease, as noted above.

(2)	The building lease is considered by the Company to be a capital lease, as noted above.

At December 31, 2017, the ground, building and air lease agreements mature in dates ranging from 2044 through 2097, excluding renewal options. Total rent expense incurred pursuant to ground, building and air operating lease agreements for the years ended December 31, 2017, 2016 and 2015 was included in property tax, ground lease and insurance in the Company’s consolidated statements of operations as follows (in thousands):

	2017	2016	2015
Minimum rent, including straight-line adjustments	$8,929	$9,140	$14,484
Percentage rent (1)	6,351	9,394	3,256
Total	$15,280	$18,534	$17,740

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2017, the Company was obligated to an unaffiliated party under the terms of a sublease on the corporate facility, which expires in 2018. Rent expense incurred pursuant to leases on the corporate facility, which is included in corporate overhead expense, totaled $0.2 million in both 2017 and 2016, and $0.3 million in 2015. The Company has entered into a new office space lease which begins in September 2018 and expires in August 2028.

Future minimum payments under the terms of the ground and air operating leases, as well as the current sublease on the corporate facility and the new office space lease, in effect at December 31, 2017 are as follows (in thousands):

2018	$9,278
2019	10,280
2020	10,561
2021	10,605
2022	10,651
Thereafter	243,144
Total	$294,519

Employment Agreements

As of December 31, 2017, the Company had employment agreements with certain executive employees, which expire in March 2018. Most of the agreements automatically renew for successive one-year periods. The terms of the agreements stipulate payments of base salaries and bonuses. The Company’s approximate minimum future obligations under employment agreements through their expiration dates totaled $0.9 million as of December 31, 2017.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2017, 2016 and 2015, and were included in corporate overhead expense for the Company’s corporate employees and other property-level expenses for the Company’s former BuyEfficient employees.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.5 million in both 2017 and 2015, and $1.6 million in 2016.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2017, approximately 28.3% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts, the greater Washington DC area, Louisiana and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2017, 20 of the Company’s 25 hotels were geographically concentrated as follows:

		Percentage of	Total 2017
	Number of Hotels	Total Rooms	Consolidated Revenue
California	7	31%	35%
Hawaii	1	4%	8%
Illinois	3	9%	7%
Massachusetts	2	12%	14%
Greater Washington DC area	3	15%	14%
Louisiana	2	6%	5%
Florida	2	8%	8%

Hurricanes Harvey and Irma

During the third quarter of 2017, four of the Company’s 25 hotels were impacted to varying degrees by Hurricanes Harvey and Irma: the Hilton North Houston; the Marriott Houston; the Oceans Edge Hotel & Marina; and the Renaissance Orlando at SeaWorld®. In August 2017, Hurricane Harvey attained Category 4 intensity as it made landfall in the Eastern and Southern United States, inflicting widespread damage in Texas, among other areas. The Company’s Houston hotels remained open during Hurricane Harvey; however, they both sustained wind-driven rain infiltration and water damage within some of the guestrooms, meeting space and public areas. In September 2017, Hurricane Irma attained Category 4 intensity as it made landfall in Florida, inflicting widespread damage, particularly in the Florida Keys, in which the Company’s Oceans Edge Hotel & Marina is located. The hotel closed on September 7, 2017, following a mandatory evacuation order, and partially reopened on September 27, 2017. The property sustained limited damage as a result of Hurricane Irma, and the hotel was able to reopen all guestrooms on October 19, 2017. Finally, the Renaissance Orlando at SeaWorld® hotel in Orlando, Florida remained open and operational during Hurricane Irma and sustained minimal damage.

The Company maintains customary property, casualty, environmental, flood and business interruption insurance at all of its hotels, the coverage of which is subject to certain limitations including higher deductibles in the event of a named storm. The Company is evaluating its ability to submit claims at each of the Houston hotels for portions of the costs related to the hurricane. For its Houston hotels, the Company incurred combined hurricane-related restoration expense of $0.8 million in 2017, which is included in repairs and maintenance expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. The deductibles related to property damage at the Oceans Edge Hotel & Marina are structured on a building by building basis, none of which sustained enough damage to exceed their deductibles. In 2017, the Company incurred hurricane-related restoration expense of $0.8 million for the Oceans Edge Hotel & Marina, along with $0.1 million for the Renaissance Orlando at SeaWorld®, both of which are included in repairs and maintenance expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. Should the Company incur additional hurricane-related costs in the future for any of these four hotels, additional expense will be recognized at that time.

In addition, the Company filed a claim under its business interruption insurance policy for business profits lost at the Oceans Edge Hotel & Marina as a result of the damage suffered by Hurricane Irma. Once the claim is settled with the Company’s insurance carriers, the payments, if any, will be recorded in the period or periods in which they are received.

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

At December 31, 2017, the Company had $0.5 million of outstanding irrevocable letters of credit to guaranty the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2017.

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

13. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
2017	$280,743	$318,796	$303,909	$290,190
2016	$274,292	$322,160	$303,304	$289,584

Operating income
2017	$30,282	$62,703	$13,072	$34,948
2016	$21,079	$63,422	$48,846	$37,068

Net income
2017	$63,827	$51,415	$17,082	$20,680
2016	$1,216	$65,736	$39,427	$34,298

Income (loss) attributable to common stockholders per share — basic and diluted
2017	$0.27	$0.21	$0.05	$0.07
2016	$(0.02)	$0.26	$0.16	$0.14

Income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

14. Subsequent Event

On January 9, 2018, the Company sold the Marriott Philadelphia and the Marriott Quincy for a combined gross sales price of $139.0 million. The hotels were classified as held for sale as of December 31, 2017, but neither qualified as a discontinued operation as the sales did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2017 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$107,773	$58,527	$278,362	$336,889	$42,064	2013	5-35
Courtyard by Marriott Los Angeles	—	(2)	—	8,446	6,605	13,813	6,605	22,259	28,864	11,550	1999	5-35
Embassy Suites Chicago	—		79	46,886	6,348	22,253	6,427	69,139	75,566	31,603	2002	5-35
Embassy Suites La Jolla	61,712		27,900	70,450	—	15,527	27,900	85,977	113,877	31,786	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	9,246	14,040	75,596	89,636	8,999	2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	8,109	3,698	61,687	65,385	6,424	2013	5-35
Hilton North Houston	—		6,184	35,628	(4,348)	(20,352)	1,836	15,276	17,112	3,871	2002	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	10,307	—	435,299	435,299	54,373	2011	5-57
Hilton Times Square	81,530		—	221,488	—	31,634	—	253,122	253,122	97,881	2006	5-35
Hyatt Centric Chicago Magnificent Mile	—	(2)	—	91,964	—	19,121	—	111,085	111,085	21,597	2012	5-40
Hyatt Regency Newport Beach	—	(2)	—	30,549	—	31,340	—	61,889	61,889	24,494	2002	5-35
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	42,388	116,140	173,818	289,958	32,058	2013	5-35
JW Marriott New Orleans	85,341		—	73,420	—	14,450	—	87,870	87,870	16,719	2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	40,323	51,598	210,561	262,159	75,400	2007	5-35
Marriott Houston	—		4,167	19,155	(1,441)	2,014	2,726	21,169	23,895	7,397	2002	5-35
Marriott Portland	—	(2)	5,341	20,705	—	7,606	5,341	28,311	33,652	14,424	2000	5-35
Marriott Tysons Corner	—		3,897	43,528	(250)	17,001	3,647	60,529	64,176	28,666	2002	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	96,594	119,707	290,731	410,438	25,088	2014	5-40
Oceans Edge Hotel & Marina	—		92,510	74,361	—	—	92,510	74,361	166,871	1,043	2017	5-40
Renaissance Harborplace	—	(2)	25,085	102,707	—	25,955	25,085	128,662	153,747	51,561	2005	5-35
Renaissance Los Angeles Airport	—	(2)	7,800	52,506	—	12,955	7,800	65,461	73,261	22,174	2007	5-35
Renaissance Long Beach	—	(2)	10,437	37,300	—	22,514	10,437	59,814	70,251	21,962	2005	5-35
Renaissance Orlando at SeaWorld ®	—		—	119,733	30,716	41,419	30,716	161,152	191,868	63,515	2005	5-35
Renaissance Washington DC	116,819		14,563	132,800	—	45,928	14,563	178,728	193,291	70,722	2005	5-35
Renaissance Westchester	—	(2)	5,751	17,069	—	21,642	5,751	38,711	44,462	10,706	2010	5-35
	$565,402		$567,424	$2,410,009	$37,630	$639,560	$605,054	$3,049,569	$3,654,623	$776,077

(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.4 billion (unaudited) at December 31, 2017.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2017, the Company has no outstanding indebtedness under its credit facility.

	Hotel Properties
	2017	2016	2015

(1) Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,667,466	$3,652,222	$3,807,607
Additions during year:
Acquisitions	166,871	—	—
Improvements	91,067	159,786	86,615
Impairment loss	(67,345)	—	—
Changes in reporting presentation	(53,047)	(112,023)	—
Dispositions	(150,389)	(32,519)	(242,000)
Balance at the end of the year	$3,654,623	$3,667,466	$3,652,222
(2) Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$803,913	$707,737	$625,020
Depreciation	112,176	107,409	107,700
Changes in reporting presentation	(87,427)	—	—
Retirement	(52,585)	(11,233)	(24,983)
Balance at the end of the year	$776,077	$803,913	$707,737