Form 10-Q
period 2018-03-31
Sunstone Hotel Investors, Inc.
filed 2018-05-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

225,614,712 shares of Common Stock, $0.01 par value, as of May  1, 2018

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$467,050	$488,002
Restricted cash	79,336	71,309
Accounts receivable, net	48,589	34,219
Inventories	1,375	1,323
Prepaid expenses	12,532	10,464
Assets held for sale, net	—	122,807
Total current assets	608,882	728,124
Investment in hotel properties, net	3,110,887	3,106,066
Deferred financing fees, net	1,045	1,305
Other assets, net	31,971	22,317
Total assets	$3,752,785	$3,857,812
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,950	$31,810
Accrued payroll and employee benefits	18,174	26,687
Dividends and distributions payable	14,488	133,894
Other current liabilities	43,073	44,502
Current portion of notes payable, net	5,569	5,477
Liabilities of assets held for sale	—	189
Total current liabilities	116,254	242,559
Notes payable, less current portion, net	975,779	977,282
Capital lease obligations, less current portion	26,854	26,804
Other liabilities	31,041	28,989
Total liabilities	1,149,928	1,275,634
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 225,614,712 shares issued and outstanding at March 31, 2018 and 225,321,660 shares issued and outstanding at December 31, 2017	2,256	2,253
Additional paid in capital	2,677,099	2,679,221
Retained earnings	968,293	932,277
Cumulative dividends and distributions	(1,284,501)	(1,270,013)
Total stockholders’ equity	2,553,147	2,533,738
Noncontrolling interest in consolidated joint venture	49,710	48,440
Total equity	2,602,857	2,582,178
Total liabilities and equity	$3,752,785	$3,857,812

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Room	$180,276	$190,367
Food and beverage	74,266	75,501
Other operating	16,904	14,875
Total revenues	271,446	280,743
OPERATING EXPENSES
Room	51,095	51,292
Food and beverage	50,154	50,537
Other operating	3,941	3,831
Advertising and promotion	13,906	14,946
Repairs and maintenance	11,103	10,967
Utilities	7,475	7,222
Franchise costs	7,853	8,055
Property tax, ground lease and insurance	21,781	21,287
Other property-level expenses	33,907	34,738
Corporate overhead	7,102	6,779
Depreciation and amortization	36,688	40,807
Total operating expenses	245,005	250,461
Operating income	26,441	30,282
Interest and other income	1,491	721
Interest expense	(8,876)	(11,249)
Loss on extinguishment of debt	—	(4)
Gain on sale of assets	15,659	44,285
Income before income taxes	34,715	64,035
Income tax benefit (provision), net	3,740	(208)
NET INCOME	38,455	63,827
Income from consolidated joint venture attributable to noncontrolling interest	(2,439)	(1,992)
Preferred stock dividends	(3,207)	(3,207)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,809	$58,628

Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.15	$0.27
Basic and diluted weighted average common shares outstanding	224,282	219,093

Distributions declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2017 (audited)	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Deferred stock compensation, net	—	—	—	—	293,052	3	(2,122)	—	—	—	(2,119)
Common stock distributions and distributions payable at $0.05 per share year to date	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Series E preferred stock dividends and dividends payable at $0.434375 per share year to date	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share year to date	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,169)	(1,169)
Net income	—	—	—	—	—	—	—	36,016	—	2,439	38,455
Balance at March 31, 2018	4,600,000	$115,000	3,000,000	$75,000	225,614,712	$2,256	$2,677,099	$968,293	$(1,284,501)	$49,710	$2,602,857

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,455	$63,827
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	82	131
Gain on sale of assets, net	(15,669)	(44,570)
Loss on extinguishment of debt	—	4
Noncash interest on derivatives and capital lease obligations, net	(3,137)	(657)
Depreciation	36,008	40,150
Amortization of franchise fees and other intangibles	746	819
Amortization of deferred financing fees	747	578
Amortization of deferred stock compensation	2,000	1,749
Deferred income taxes	(3,966)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,096)	(10,575)
Inventories	(52)	5
Prepaid expenses and other assets	(3,523)	(2,387)
Accounts payable and other liabilities	514	(370)
Accrued payroll and employee benefits	(8,513)	(8,569)
Net cash provided by operating activities	30,596	40,135
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	136,993	123,117
Renovations and additions to hotel properties	(39,321)	(29,872)
Payment for interest rate derivative	—	(19)
Net cash provided by investing activities	97,672	93,226
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(1,893)	(178,599)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(133,894)	(119,847)
Distributions to noncontrolling interest	(1,169)	(2,325)
Net cash used in financing activities	(141,193)	(64,577)
Net (decrease) increase in cash and cash equivalents and restricted cash	(12,925)	68,784
Cash and cash equivalents and restricted cash, beginning of period	559,311	437,460
Cash and cash equivalents and restricted cash, end of period	$546,386	$506,244

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$467,050	$441,830
Restricted cash	79,336	64,414
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flow	$546,386	$506,244

The Company paid the following amounts for interest and income taxes, during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$13,618	$9,632
Cash paid for income taxes	$35	$38

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
Increase in accounts payable related to renovations and additions to hotel properties and other assets	$3,112	$2,119
Amortization of deferred stock compensation — construction activities	$113	$151
Dividends and distributions payable	$14,488	$14,228

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of March 31, 2018, the Company had interests in 25 hotels (the “25 hotels”), and the Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	9
Interstate Hotels & Resorts, Inc.	4
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1
Singh Hospitality, LLC	1

Total hotels held for investment	25

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 14, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Numerator:
Net income	$38,455	$63,827
Income from consolidated joint venture attributable to noncontrolling interest	(2,439)	(1,992)
Preferred stock dividends	(3,207)	(3,207)
Distributions paid on unvested restricted stock compensation	(59)	(60)
Undistributed income allocated to unvested restricted stock compensation	(117)	(248)
Numerator for basic and diluted income attributable to common stockholders	$32,633	$58,320
Denominator:
Weighted average basic and diluted common shares outstanding	224,282	219,093
Basic and diluted income attributable to common stockholders per common share	$0.15	$0.27

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three months ended March 31, 2018 and 2017, as their inclusion would have been anti-dilutive.

New Accounting Standards and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company adopted ASU No. 2014-09, along with the related clarifications and amendments in ASU No. 2016-08 and ASU No. 2016-12, in January 2018, using the modified retrospective approach to contracts that were not complete as of January 1, 2018.  Due to the short-term nature of the Company’s revenue streams, the adoption of ASU No. 2014-09 did not have a material impact on the amount and timing of revenue recognized from rooms, food and beverage and other ancillary hotel services. In addition, the Company determined that presenting its revenue streams disaggregated into the categories of rooms, food and beverage, and other on its consolidated statements of operations depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors, and that no further disaggregation is needed. See Revenue Recognition in Note 2 for additional disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. A lessee will be required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASU No. 2016-02 also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. For lessors, the standard modifies the classification criteria and requires lessors to identify lease and non-lease components under their leasing arrangements and to allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and will require a modified retrospective approach for leases that exist or are entered into after the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to ASU No. 2016-02 which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. In addition, the Company is evaluating the impact that ASU No. 2016-02, as well as the FASB’s proposed transition option and practical expedient if adopted, will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined.

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU No. 2018-01”), which clarifies, among other things, that perpetual easements are not leases because they do not convey the right to use the underlying land for a period of time. The Company has a perpetual easement agreement at the Hilton Times Square, which, under the guidance of ASU No. 2018-01, will not be considered a lease and will continue to be an intangible asset with an indefinite useful life. ASU No. 2018-01 will become effective, along with ASU No. 2016-02, during the first quarter of 2019.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which requires entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. The Company adopted ASU No. 2016-18 in January 2018. As a result, amounts included in restricted cash on the

Company’s consolidated balance sheet are included with cash and cash equivalents on the consolidated statement of cash flows. A reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet has been added as a supplemental disclosure to the Company’s consolidated statements of cash flow. The adoption of this standard did not change the Company’s balance sheet presentation.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted ASU No. 2017-01 in January 2018.  The Company will analyze future hotel acquisitions and sales to determine if the transaction qualifies as the purchase or disposition of a business or an asset. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations. Depending on the Company’s conclusion, ASU No. 2017-01 may have an effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. ASU No. 2017-04 will become effective in the first quarter of 2019, with early adoption permitted, and the guidance is to be applied prospectively. The Company elected to early adopt ASU No. 2017-04 in January 2018, with no material impact on its consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU No. 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications, but it does not change the accounting for modifications. Under ASU No. 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: the award’s fair value (or calculated or intrinsic value, if those measurement methods are used); the award’s vesting conditions; and the award’s classification as an equity or liability instrument. The Company adopted ASU No. 2017-09 in January 2018 with no impact to its consolidated financial statements.

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary is reported at the consolidated amount, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At both March 31, 2018 and December 31, 2017, the noncontrolling interest reported in the Company’s financial statements included a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Property and Equipment

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets, based on the Company’s expected investment horizon, are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue is recognized over a guest’s stay at a previously agreed upon daily rate. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is booked by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is booked by the Company on a gross basis. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied.

Food and beverage revenue and other ancillary services revenue are generated when a customer chooses to purchase goods or services separately from a hotel room. These revenue streams are recognized during the time the goods or services are provided to the customer at the amount the Company expects to be entitled to in exchange for those goods or services. For those ancillary services provided by third parties, the Company assesses whether it is the principal or the agent. If the Company is the principal, revenue is recognized based upon the gross sales price. If the Company is the agent, revenue is recognized based upon the commission earned from the third party.

Additionally, the Company collects sales, use, occupancy and other similar taxes at its hotels, which the Company presents on a net basis (excluded from revenues) in its consolidated statements of operations.

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Trade receivables, net (1)	$27,808	$20,773
Contract liabilities (2)	$15,197	$13,454

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits, and are included in other current liabilities on the accompanying consolidated balance sheets.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment. Currently, the Company operates in one reportable segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Land	$605,054	$605,054
Buildings and improvements	3,067,473	3,049,569
Furniture, fixtures and equipment	496,492	484,749
Intangible assets	48,251	48,371
Franchise fees	980	980
Construction in process	66,134	54,280
Investment in hotel properties, gross	4,284,384	4,243,003
Accumulated depreciation and amortization	(1,173,497)	(1,136,937)
Investment in hotel properties, net	$3,110,887	$3,106,066

4. Disposals

In January 2018, the Company sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, for net proceeds of $137.0 million. The Company recognized a net gain on the sale of $15.7 million. Neither of these sales qualified as a disposition of a business. In addition, neither sale represented a  strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, neither of these sales qualified as a discontinued operation. The Company classified the assets and liabilities of both hotels as held for sale as of December 31, 2017 as follows (in thousands):

December 31,
2017
Accounts receivable	$1,676
Prepaid expenses	193
Investment in hotel properties, net	120,916
Other assets	22
Assets held for sale, net	$122,807

Accounts payable and accrued expenses	$69
Other current liabilities	41
Other liabilities	79
Liabilities of assets held for sale	$189

The following table provides summary results of operations for the Marriott Philadelphia and the Marriott Quincy, along with the Fairmont Newport Beach and the Marriott Park City, both of which were sold in 2017, which are included in continuing operations for their respective ownership periods (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$603	$18,344
Income before income taxes	$(943)	$2,621
Gain on sale of assets	$15,659	$44,285

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of March 31, 2018 and December 31, 2017, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value is as follows:

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

As of March 31, 2018 and December 31, 2017, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2018 (unaudited):
Interest rate cap derivatives	$15	$—	$15	$—
Interest rate swap derivatives	6,566	—	6,566	—
Life insurance policy (1)	632	—	632	—
Total assets measured at fair value at March 31, 2018	$7,213	$—	$7,213	$—
December 31, 2017:
Houston hotels, net	$34,473	$—	—	$34,473
Interest rate cap derivatives	4	—	4	—
Interest rate swap derivatives	3,390	—	3,390	—
Life insurance policy (1)	645	—	645	—
Total assets measured at fair value at December 31, 2017	$38,512	$—	$4,039	$34,473

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2018 (unaudited):
Retirement benefit agreement (1)	$632	$—	$632	$—
Total liabilities measured at fair value at March 31, 2018	$632	$—	$632	$—

December 31, 2017:
Retirement benefit agreement (1)	$645	$—	$645	$—
Total liabilities measured at fair value at December 31, 2017	$645	$—	$645	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. The Company has paid the former associate a total of $1.4 million through March 31, 2018, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2018 (unaudited) and December 31, 2017 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2018	2017
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$109,261	$5	$—
Hilton San Diego Bayfront (1)	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	10	4
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	3,380	2,010
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	3,186	1,380
							$6,581	$3,394

(1)

In November 2017, the Company refinanced the existing loan secured by the Hilton San Diego Bayfront. Coterminous with the loan refinance, the Company purchased a new interest rate cap agreement with a strike rate of 6.0% and an expiration date in December 2020.  The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both March 31, 2018 and December 31, 2017.

(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both March 31, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both March 31, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the three months ended March 31, 2018 and 2017 as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Noncash interest on derivatives	$(3,187)	$(657)

Fair Value of Debt

As of March 31, 2018 and December 31, 2017,  77.7% and 77.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates. The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2018 (unaudited) and December 31, 2017  were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$988,510	$994,789	$990,402	$997,922

(1)	The principal balance of debt is presented before any unamortized deferred financing fees.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Property and equipment, net	$1,869	$584
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,304	3,351
Deferred income tax asset	13,431	9,492
Interest rate derivatives	6,581	3,394
Other receivables	4,579	3,136
Other	1,217	1,370
Total other assets, net	$31,971	$22,317

During the first quarter of 2018, the Company recognized a $3.9 million income tax benefit associated with an increase in its deferred tax assets primarily related to net operating losses realized in the first quarter due to the seasonality of the Company’s earnings.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both March 31, 2018 and December 31, 2017.	$343,510	$345,402
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$988,510	$990,402

Current portion of notes payable	$7,514	$7,420
Less: current portion of deferred financing fees	(1,945)	(1,943)
Carrying value of current portion of notes payable	$5,569	$5,477

Notes payable, less current portion	$980,996	$982,982
Less: long-term portion of deferred financing fees	(5,217)	(5,700)
Carrying value of notes payable, less current portion	$975,779	$977,282

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Interest expense on debt and capital lease obligations	$11,266	$11,328
Noncash interest on derivatives and capital lease obligations, net	(3,137)	(657)
Amortization of deferred financing fees	747	578
Total interest expense	$8,876	$11,249

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Property, sales and use taxes payable	$17,287	$17,842
Income tax payable	351	160
Accrued interest	4,256	6,746
Advance deposits	15,197	13,454
Management fees payable	1,562	1,952
Other	4,420	4,348
Total other current liabilities	$43,073	$44,502

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Deferred revenue	$5,485	$5,589
Deferred rent	21,452	19,582
Deferred income tax liability	230	257
Other	3,874	3,561
Total other liabilities	$31,041	$28,989

9. Stockholders’ Equity

Series E Cumulative Redeemable Preferred Stock

In March 2016, the Company issued 4,600,000 shares of its 6.95% Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $115.0 million. In conjunction with the offering, the Company incurred $4.0 million in preferred offering costs. On or after March 11, 2021, the Series E preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.  Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series E preferred stock, holders of the Series E preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Series F Cumulative Redeemable Preferred Stock

In May 2016, the Company issued 3,000,000 shares of its 6.45% Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”) with a liquidation preference of $25.00 per share for gross proceeds of $75.0 million. In conjunction with the offering, the Company incurred $2.6 million in preferred offering costs. On or after May 17, 2021, the Series F preferred stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. Upon the occurrence of a change of control, as defined by the Articles Supplementary for Series F preferred stock, holders of the Series F preferred stock may, under certain circumstances, convert their preferred shares into shares of the Company’s common stock.

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated,  J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. Through March 31, 2018, the Company has received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of its common stock in connection with the ATM Agreements. As of March 31, 2018, the Company has $220.6 million available for sale under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2018,  no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to four years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Amortization expense, including forfeitures	$2,000	$1,749

In addition, the Company capitalizes compensation costs related to all restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.  These capitalized costs totaled $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017,  respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and expired on April 27, 2018. The Options were not exercised prior to their expiration date.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three months ended March 31, 2018 and 2017 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Basic management fees	$7,534	$7,895
Incentive management fees	2,720	2,553
Total basic and incentive management fees	$10,254	$10,448

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

Total license and franchise fees incurred by the Company during the three months ended March 31, 2018 and 2017 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Franchise assessments (1)	$5,908	$5,927
Franchise royalties	1,945	2,128
Total franchise costs	$7,853	$8,055

(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At March 31, 2018, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2018 totaled $78.5 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease.

The Company determined that the ground lease at the Courtyard by Marriott Los Angeles is a capital lease due to the lease containing a future bargain purchase right option, which the Company will likely exercise as the economic disincentive for continuing to lease the property will be significant.

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	6,605
Gross capital lease assets	65,404	65,404
Accumulated depreciation	(8,575)	(8,208)
Net capital lease assets	$56,829	$57,196

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three months ended March 31, 2018 and 2017 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Minimum rent, including straight-line adjustments	$2,130	$2,340
Percentage rent (1)	1,744	1,585
Total	$3,874	$3,925

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to leases on the corporate facility which expire in August 2018, along with straight-line adjustments for a new office space lease for which the Company has taken possession totaled $0.2 million for the three months ended March 31, 2018. For the three months ended March 31, 2017,  the Company incurred rent expense of $0.1 million pursuant to leases on the corporate facility. The Company includes its corporate rent expense in corporate overhead expense on its consolidated statements of operations.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts,  the greater Washington DC area and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2018,  18 of the Company’s 25 hotels were geographically concentrated as follows:

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
	(unaudited)	(unaudited)	(unaudited)
California	7	31%	35%
Hawaii	1	4%	8%
Illinois	3	9%	7%
Massachusetts	2	12%	13%
Greater Washington DC area	3	15%	13%
Florida	2	8%	8%

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

At March 31, 2018, the Company had $0.5 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2018.

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

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2018, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

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

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for six of the 25 hotels held for investment as of March 31, 2018;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

•	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

•	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

•	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and

•	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

We own primarily urban and resort upper upscale hotels in the United States. As of March 31, 2018, we had interests in 25 hotels (the “25 hotels”). Of the 25 hotels, we classify 22 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 25 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of March 31, 2018, the hotels comprising our 25 hotel portfolio average 498 rooms in size.

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

2018 Year-To-Date Highlights

In January 2018, we sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, for net proceeds of $137.0 million, and recognized a net gain on the sale of $15.7 million. Neither of these sales qualified as a disposition of a business. In addition, neither sale represented  a strategic shift that had a major impact on our business plan or our primary markets; therefore, neither of these sales qualified as a discontinued operation.

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

•

Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll and related costs, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other costs;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and related costs, amortization of deferred stock compensation, business acquisition and due diligence costs, legal expenses, association, contract and professional fees, entity-level state franchise and minimum taxes, travel expenses, office rent and other costs; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates we have received, any miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and capital lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing fees, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing fees, along with any costs incurred;

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Marriott Philadelphia and the Marriott Quincy in January 2018,  and the Fairmont Newport Beach in February 2017, as none of these sales qualified as a discontinued operation;

•

Income tax benefit (provision), net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to our deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

•

Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

•

Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of all 25 hotels we owned as of March 31, 2018, and includes both our ownership and prior ownership for the Oceans Edge Resort & Marina acquired in July 2017. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and impairment write-downs of depreciated property;

•

Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components;  amortization of deferred stock compensation; the impact of any gain or loss from undepreciated asset sales; uninsured property damage from natural disasters; prior year property tax assessments or credits; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: non-real estate-related impairment losses; uninsured property damage from natural disasters; income tax benefits or provisions associated with any changes to deferred tax assets or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2017, Comparable Portfolio RevPAR, excluding the Oceans Edge Resort & Marina which opened in January 2017, increased 3.6% as compared to 2016, with a 20 basis point increase in occupancy. Our first quarter Comparable Portfolio RevPAR, which was impacted by renovations at the Hyatt Regency San Francisco, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport, decreased 0.7% in 2018 as compared to the same period in 2017. Occupancy decreased 10 basis points during the three months ended March 31, 2018 as compared to the same period in 2017.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Chicago, Houston, Los Angeles, New York City, Portland and Washington DC where there are currently higher-than-average new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index decreased 100 basis points during the first three months of 2018 as compared to the same period in 2017.  The decrease in our Comparable Portfolio RevPAR index was primarily due to decreased rates and occupancy at three of our hotels which were undergoing room renovations during the first quarter of 2018, the Hyatt Regency San Francisco, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Three Renovation Hotels”). In addition, increased competition from recently renovated area hotels negatively impacted rates at the Courtyard by Marriott Los Angeles and the Renaissance Los Angeles Airport. These decreases were partially offset by increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2018	2017	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$180,276	$190,367	$(10,091)	(5.3)%
Food and beverage	74,266	75,501	(1,235)	(1.6)%
Other operating	16,904	14,875	2,029	13.6%
Total revenues	271,446	280,743	(9,297)	(3.3)%
OPERATING EXPENSES
Hotel operating	167,308	168,137	(829)	(0.5)%
Other property-level expenses	33,907	34,738	(831)	(2.4)%
Corporate overhead	7,102	6,779	323	4.8%
Depreciation and amortization	36,688	40,807	(4,119)	(10.1)%
Total operating expenses	245,005	250,461	(5,456)	(2.2)%
Operating income	26,441	30,282	(3,841)	(12.7)%
Interest and other income	1,491	721	770	106.8%
Interest expense	(8,876)	(11,249)	2,373	21.1%
Loss on extinguishment of debt	—	(4)	4	100.0%
Gain on sale of assets	15,659	44,285	(28,626)	(64.6)%
Income before income taxes	34,715	64,035	(29,320)	(45.8)%
Income tax benefit (provision), net	3,740	(208)	3,948	1,898.1%
NET INCOME	38,455	63,827	(25,372)	(39.8)%
Income from consolidated joint venture attributable to noncontrolling interest	(2,439)	(1,992)	(447)	(22.4)%
Preferred stock dividends	(3,207)	(3,207)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,809	$58,628	$(25,819)	(44.0)%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio.

	Three Months Ended March 31,
	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	78.6%	$204.25	$160.54	78.7%	$205.42	$161.67	(10)	bps	(0.6)%	(0.7)%

Room revenue. Room revenue decreased $10.1 million, or 5.3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The decrease in room revenue during the first quarter of 2018 as compared to the same period in 2017 was primarily due to our sales of both the Marriott Philadelphia and the Marriott Quincy in January 2018, the Fairmont Newport Beach in February 2017 and the Marriott Park City in June 2017 (the “Four Sold Hotels”). The sales of the Four Sold Hotels caused room revenue to decrease by $12.3 million in the first quarter of 2018 as compared to the same period in 2017.

Room revenue generated by the same 24 hotels we owned during both the first quarters of 2018 and 2017 (our “Existing Portfolio”) decreased $2.0 million during the first quarter of 2018 as compared to the same period in 2017 due to a $0.3 million decrease in occupancy combined with a $1.7 million decrease in ADR. The decrease in our Existing Portfolio’s occupancy during the first quarter of 2018 as compared to the same period in 2017 was caused by 26,321 fewer group room nights, partially offset by 24,689 more transient room nights. Group room nights decreased primarily at the following hotels: the Houston hotels, which benefited from the Super Bowl in the first quarter of 2017; the Renaissance Washington DC, which benefited from both the Presidential inauguration and the Women’s March in the first quarter of 2017; and the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Renaissance Long Beach and the Renaissance Harborplace due to fewer citywide conventions in the first quarter of 2018 as compared to the same period in 2017. Transient room nights increased primarily at the following hotels: the Boston Park Plaza and the Wailea Beach Resort as they continued their post-repositioning ramp up; the Chicago hotels, which strategically focused on transient occupancy by decreasing rates;  the Hyatt Regency San Francisco, the JW Marriott New Orleans, and the Renaissance Long Beach, which were able to replace lost group rooms with transient; the Hilton San Diego Bayfront due to a strong weekend leisure market; and the Houston hotels and the Renaissance Orlando at SeaWorld® due to an increase in the government segment, including hurricane-related relief business, primarily in Houston.

Occupancy was also negatively impacted during the first quarter of 2018 compared to the same period in 2017 by the Three Renovation Hotels. During the first quarter of 2018, a total of 17,909 room nights were out of service at these three hotels, displacing approximately $3.9 million in room revenue based on the hotels achieving a combined potential 84.9% occupancy rate and RevPAR of $205.41 without the renovations.

The decrease in ADR was primarily driven by the following hotels: the Houston hotels due to a weak market and lower rated hurricane-related relief business; the Renaissance Washington DC, which benefited from both the Presidential inauguration and the Women’s March in the first quarter of 2017; the Courtyard by Marriott Los Angeles, the Renaissance Los Angeles Airport and the Marriott Portland due to increased competition from area hotels; and the Chicago hotels and the Renaissance Harborplace, which discounted rates in order to capture occupancy. These decreases were partially offset by increased ADR at the Wailea Beach Resort which continues to ramp up post-repositioning.

Partially offsetting these decreases, the Oceans Edge Resort & Marina, which we purchased in July 2017, generated $4.2 million in room revenue during the first quarter of 2018.

Food and beverage revenue. Food and beverage revenue decreased $1.2 million, or 1.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The Four Sold Hotels caused food and beverage revenue to decrease by $4.6 million in the first quarter of 2018 as compared to the same period in 2017.

The Oceans Edge Resort & Marina generated $0.6 million in food and beverage revenue during the first quarter of 2018.

Food and beverage revenue generated by our Existing Portfolio increased $2.8 million during the first quarter of 2018 as compared to the same period in 2017 primarily due to increased spending on banquets and event technology by groups at the following hotels: Hilton San Diego Bayfront; Hyatt Regency San Francisco; Marriott Tysons Corner; Renaissance Los Angeles Airport; and Renaissance Orlando at SeaWorld®. In addition, revenue generated by hotel outlets increased at the Boston Park Plaza and the Wailea Beach Resort due to new dining options available post-repositioning, and at the following hotels due to increased transient occupancy: Hilton San Diego Bayfront; Hyatt Chicago Magnificent Mile; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; and Renaissance Westchester.

These increases in food and beverage revenue generated by our Existing Portfolio were partially offset by decreased banquet and event technology revenue at the following hotels due to decreases in the number of groups and/or the spending by groups: Boston Park Plaza; Hyatt Regency Newport Beach; JW Marriott New Orleans; Renaissance Harborplace; and Renaissance Long Beach. In addition, the renovation at the Marriott Boston Long Wharf negatively impacted both banquet and outlet revenue during the first quarter of 2018. Outlet revenue also decreased at the Renaissance Washington DC during the first quarter of 2018 as compared to the same period in 2017 as the hotel benefited last year from the Presidential inauguration and the Women’s March.

Other operating revenue. Other operating revenue increased $2.0 million, or 13.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The Oceans Edge Resort & Marina generated $1.8 million in other operating revenue during the first quarter of 2018, including $0.8 million in business interruption proceeds recognized during the quarter related to Hurricane Irma, which negatively impacted the hotel during the third and fourth quarters of 2017.

Other operating revenue in our Existing Portfolio increased $1.1 million for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to our managers taking a more aggressive stance on collecting attrition and cancellation revenues, along with increased parking, resort fees and tenant lease revenue. These increases in other operating revenue were partially offset by decreases in telephone/internet revenue.

The Four Sold Hotels caused other operating revenue to decrease by $0.9 million in the first quarter of 2018 as compared to the same period in 2017.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $0.8 million, or 0.5%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The Four Sold Hotels caused hotel operating expenses to decrease by $10.4 million in the first quarter of 2018 as compared to the same period in 2017.

Hotel operating expenses in our Existing Portfolio increased $6.7 million during the three months ended March 31, 2018 as compared to the same period in 2017. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first quarter of 2018 as compared to the same period in 2017 due to the following increased expenses: repairs and maintenance due to increased payroll and related costs in this department  as well as increased landscaping and waste removal; utilities due to a cold winter affecting our Midwest and East Coast hotels, along with increased electricity rates and higher occupancy at some of our hotels; franchise costs due to the increase in revenues; property taxes due to increased assessments received at several of our hotels; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. These increases were partially offset by decreased advertising and promotion, primarily at the Wailea Beach Resort as the prior year included additional costs to promote the hotel post-repositioning.

The Oceans Edge Resort & Marina generated $2.9 million in hotel operating expenses during the first quarter of 2018, including $0.1 million in uninsured hurricane-related restoration expenses.

Other property-level expenses.  Other property-level expenses decreased $0.8 million, or 2.4%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The Four Sold Hotels caused other property-level expenses to decrease by $1.5 million in the first quarter of 2018 as compared to the same period in 2017.

The Oceans Edge Resort & Marina generated $0.6 million in other property-level expenses during the first quarter of 2018.

Other property-level expenses in our Existing Portfolio increased $0.1 million in the first quarter of 2018 as compared to the same period in 2017, primarily due to increases in the following expenses caused by higher revenue: payroll and related costs; incentive management fees; and contract and professional fees. These increases were partially offset by decreases in credit and collection expenses and employee relocation.

Corporate overhead expense.  Corporate overhead expense increased $0.3 million, or 4.8%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased payroll and related costs, deferred stock compensation expense, and office rent, including straight-lined deferred rent on our new office space. These increases were partially offset by decreased sales tax audit expenses, due diligence costs, employee relocation expense and legal expenses.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $4.1 million, or 10.1%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

The Four Sold Hotels caused depreciation and amortization to decrease by $2.3 million in the first quarter of 2018 as compared to the same period in 2017.

Depreciation and amortization expense in our Existing Portfolio decreased $2.6 million in the first quarter of 2018 as compared to the same period in 2017, due to assets being fully depreciated, along with a write-down of assets at our Houston hotels during the third and fourth quarters of 2017.

The Oceans Edge Resort & Marina caused depreciation and amortization to increase $0.8 million in the first quarter of 2018.

Interest and other income.  Interest and other income increased $0.8 million, or 106.8%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. During the first quarter of 2018, we recognized $1.4 million in interest and miscellaneous income, along with $0.1 million in energy rebates due to energy efficient renovations at our hotels.  During the first quarter of 2017, we recognized $0.4 million in interest and miscellaneous income, and $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense on debt and capital lease obligations	$11,266	$11,328
Noncash interest on derivatives and capital lease obligations, net	(3,137)	(657)
Amortization of deferred financing fees	747	578
	$8,876	$11,249

Interest expense decreased $2.4 million, or 21.1%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as follows:

Interest expense on our debt and capital lease obligations decreased $0.1 million during the three months ended March 31, 2018 as compared to the same period in 2017 as a result of lower balances due to monthly amortization, loan repayments during 2017 and lower interest on our variable rate debt. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to our issuance of the Senior Notes in January 2017,  as well as due to the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017.

Noncash interest on derivatives and capital lease obligations, net decreased $2.5 million during the three months ended March 31, 2018 as compared to the same period in 2017.  The changes in the fair market values of our derivatives decreased interest expense $2.5 million during the first quarter of 2018 as compared to the same period in 2017.  Slightly offsetting this decrease, noncash interest on our capital lease obligations increased by a nominal amount due to our reclassification of the Courtyard by Marriott Los Angeles ground lease to a capital lease in the third quarter of 2017.

Finally, amortization of deferred financing fees increased interest expense by $0.2 million during the first quarter of 2018 as compared to the same period in 2017 due to additional fees incurred on our Senior Notes issued in January 2017.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.1%  and 4.2%  at March 31, 2018 and 2017, respectively. Approximately 77.7% and 77.8% of our outstanding notes payable had fixed interest rates at March 31, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for the three months ended March 31, 2018 and $4,000 for the three months ended March 31, 2017. During the first quarter of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf.

Gain on sale of assets. Gain on sale of assets totaled $15.7 million and $44.3 million for the three months ended March 31, 2018 and 2017,  respectively.  During the first quarter of 2018, we recognized a $15.7 million net gain on the sale of the Marriott

Philadelphia and the Marriott Quincy. During the first quarter of 2017, we recognized a $44.3 million net gain on the sale of the Fairmont Newport Beach.  None of these sales qualified as a discontinued operation.

Income tax benefit (provision), net. Income tax benefit (provision), net totaled a  benefit of $3.7 million and a  provision of $0.2 million for the three months ended March 31, 2018 and 2017, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes.

During the first quarter of 2018, we recognized an income tax benefit of $4.0 million related to a $3.9 million increase in our deferred tax assets (primarily net operating losses realized in the first quarter due to the seasonality of our earnings), combined with a $27,000 decrease in our deferred tax liabilities (primarily due to the amortization of deferred revenue). This benefit was reduced as we recognized combined federal and state income tax expense of $0.2 million based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities.

During the first quarter of 2017, we recognized combined federal and state income tax expense of $0.2 million based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.4 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. Our net income for the three months ended March 31, 2018 and 2017 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The third-party’s 25.0% ownership interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.4 million and $2.0 million during the first quarters of 2018 and 2017, respectively.

Preferred stock dividends.  Preferred stock dividends were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Series E preferred stock	$1,998	$1,998
Series F preferred stock	1,209	1,209
	$3,207	$3,207

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: earnings before interest expense, taxes, depreciation and amortization for real estate, or EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; Adjusted FFO attributable to common stockholders; and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by any acquisitions or dispositions, as well as by those hotels that we classify as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

We present EBITDAre in accordance with guidelines established by the National Association of Real Estate Investment Trusts (“NAREIT”), as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate.” We believe EBITDAre is a useful performance measure to help investors evaluate and compare the results of our operations from period to period in comparison to our peers. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) plus interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change in control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property in the affiliate, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful information to investors regarding our operating performance, and that the presentation of Adjusted EBITDAre, excluding noncontrolling interest, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. In addition, we use both EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest as measures in determining the value of hotel acquisitions and dispositions. Our presentation of Adjusted EBITDAre, excluding noncontrolling interest results in a similar metric as our previous disclosure of Adjusted EBITDA. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre, excluding noncontrolling interest:

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

•

Undepreciated asset transactions: we exclude the effect of gains and losses on the disposition of undepreciable assets because we believe that including them in Adjusted EBITDAre, excluding noncontrolling interest is not consistent with reflecting the ongoing performance of our assets.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

•

Noncontrolling interest: we exclude the noncontrolling partner’s pro rata share of the net income (loss) allocated to the Hilton San Diego Bayfront partnership, as well as the noncontrolling partner’s pro rata share of any EBITDAre and Adjusted EBITDAre components.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; property-level restructuring, severance and management transition costs; lease terminations; and uninsured losses.

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our hotel portfolio for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$38,455	$63,827
Operations held for investment:
Depreciation and amortization	36,688	40,807
Amortization of lease intangibles	63	63
Interest expense	8,876	11,249
Income tax (benefit) provision, net	(3,740)	208
Gain on sale of assets, net	(15,669)	(44,570)
EBITDAre	64,673	71,584

Operations held for investment:
Amortization of deferred stock compensation	2,000	1,749
Amortization of favorable and unfavorable contracts, net	3	99
Noncash ground rent	(281)	(275)
Capital lease obligation interest — cash ground rent	(589)	(351)
Loss on extinguishment of debt	—	4
Hurricane-related uninsured losses	69	—
Prior year property tax adjustments, net	(19)	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,439)	(1,992)
Depreciation and amortization	(638)	(875)
Interest expense	(435)	(457)
Noncash ground rent	72	72
	(2,257)	(2,026)
Adjusted EBITDAre, excluding noncontrolling interest	$62,416	$69,558

Adjusted EBITDAre, excluding noncontrolling interest was $62.4 million and $69.6 million for the three months ended March 31, 2018 and 2017, respectively. Adjusted EBITDAre, excluding noncontrolling interest decreased $7.1 million during the first quarter of 2018 as compared to the same period in 2017,  primarily due to the sales of the Four Sold Hotels in January 2018, February 2017 and June 2017,  as well as to the Three Renovation Hotels,  partially offset by additional earnings generated by our Existing Portfolio, predominately by the Hilton San Diego Bayfront, the Renaissance Orlando at SeaWorld® and the Wailea Beach Resort, and by the Oceans Edge Resort & Marina acquired in July 2017.

We believe that the presentation of FFO attributable to common stockholders provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified noncash items such as real estate depreciation and amortization, amortization of lease intangibles, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. Our presentation of FFO attributable to common stockholders conforms to the NAREIT definition of “FFO applicable to common shares.” Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

•

Acquisition costs: under GAAP, costs associated with completed acquisitions that meet the definition of a business are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company or our hotels.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$38,455	$63,827
Preferred stock dividends	(3,207)	(3,207)
Operations held for investment:
Real estate depreciation and amortization	36,594	40,678
Amortization of lease intangibles	63	63
Gain on sale of assets, net	(15,669)	(44,570)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,439)	(1,992)
Real estate depreciation and amortization	(638)	(875)
FFO attributable to common stockholders	53,159	53,924

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	3	99
Noncash ground rent	(281)	(275)
Noncash interest on derivatives and capital lease obligations, net	(3,137)	(657)
Loss on extinguishment of debt	—	4
Hurricane-related uninsured losses	69	—
Prior year property tax adjustments, net	(19)	—
Noncash income tax benefit	(3,966)	—
Noncontrolling interest:
Noncash ground rent	72	72
Noncash interest on derivative, net	3	(4)
	(7,256)	(761)
Adjusted FFO attributable to common stockholders	$45,903	$53,163

Adjusted FFO attributable to common stockholders was $45.9 million and $53.2 million for the three months ended March 31, 2018 and 2017, respectively. Adjusted FFO attributable to common stockholders decreased $7.3 million in the first quarter of 2018 as compared to the same period in 2017 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Investing Activities

Acquisitions.  We did not acquire any hotels during the three months ended March 31, 2018 or 2017. In July 2017, we acquired the Oceans Edge Resort & Marina located in Key West, Florida for a net purchase price of $173.9 million, including prorations.

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

Dispositions. We have from time to time divested of assets that no longer fit our stated strategy,  are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. We sold two hotels during the first quarter of 2018, one hotel during the first quarter of 2017, and one hotel during the second quarter of 2017. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation. In January 2018, we sold the Marriott Philadelphia and the Marriott Quincy for net proceeds of $137.0 million, and recognized a net gain on the sale of $15.7 million. In February 2017, we sold the Fairmont Newport Beach for net proceeds of $122.8 million, and recognized a net gain on the sale of $44.3 million. In June 2017, we sold the Marriott Park City for net proceeds of $27.0 million, and recognized a net gain on the sale of $1.2 million.

Renovations. We invested $39.3 million and $29.9 million in capital improvements to our hotel portfolio during the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, our renovations at the Three Renovation Hotels caused room renovation disruption of approximately $3.9 million, which was in line with our expectations. During the first quarter of 2017, none of our renovations caused material room revenue disruption.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and other assets, and proceeds received from our private placement of the Senior Notes. Our primary uses of cash were for capital expenditures for hotels, operating expenses, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $30.6 million for the three months ended March 31, 2018 as compared to $40.1 million for the three months ended March 31, 2017.  The net decrease to cash provided by operating activities during the first three months of 2018 was primarily due to disruption at our Three Renovation Hotels and due to the sale of the Four Sold Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels. Net cash provided by investing activities during the first three months of 2018 as compared to the first three months of 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds from sales of assets	$136,993	$123,117
Renovations and additions to hotel properties	(39,321)	(29,872)
Payment for interest rate derivative	—	(19)
Net cash provided by investing activities	$97,672	$93,226

During the first three months of 2018, we received proceeds of $137.0 million from our sales of the Marriott Philadelphia, the Marriott Quincy and surplus FF&E. These inflows were partially offset as we invested  $39.3 million for renovations and additions to our portfolio.

During the first three months of 2017, we received proceeds of $123.1 million from our sales of the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were partially offset as we invested  $29.9 million for renovations and additions to our portfolio and $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance of common stock, issuance and repayment of notes payable, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2018 as compared to the first three months of 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Repurchase of common stock for employee withholding obligations	$(4,232)	$(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(1,893)	(178,599)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(133,894)	(119,847)
Distributions to noncontrolling interest	(1,169)	(2,325)
Net cash used in financing activities	$(141,193)	$(64,577)

During the first three months of 2018, we paid the following: $4.2 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $1.9 million in principal payments on our notes payable; $5,000 in deferred financing costs related to the refinancing of the loan secured by the Hilton San Diego Bayfront; $133.9 million in dividends and distributions to our common and preferred stockholders; and $1.2 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

During the first three months of 2017, we received net proceeds of $240.0 million from the Senior Notes. This cash inflow was offset by the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $178.6 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $2.6 million in principal payments on our notes payable; $13,000 in deferred financing costs related to our Senior Notes and our credit facility; $119.8 million in dividends and distributions to our common and preferred stockholders; and $2.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through March 31, 2018, we have received $77.9 million in net proceeds from the issuance of 4,876,855 shares of our common stock in connection with the ATM Agreements, leaving $220.6 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of March 31, 2018, our unrestricted cash balance was $467.1 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of March 31, 2018, we had $988.5 million of consolidated debt, $546.4 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of March 31, 2018 is approximately  five years, and 77.7% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. Including our variable-rate debt obligation based on the variable rate at March 31, 2018, the weighted average interest rate on our debt is 4.1%.

As of March 31, 2018, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of March 31, 2018, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

We may in the future seek to obtain mortgages on one or all of our 20 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 20 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Portland; Marriott Tysons Corner; Oceans Edge Resort & Marina;  Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of March 31, 2018 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$988,510	$7,514	$311,754	$298,950	$370,292
Interest obligations on notes payable (1)	222,113	41,861	78,494	46,573	55,185
Capital lease obligations	26,855	1	2	3	26,849
Interest obligations on capital leases	123,143	2,356	4,712	4,863	111,212
Operating lease obligations (2)	292,186	9,334	21,099	21,279	240,474
Construction commitments	78,509	78,509	—	—	—
Employment obligations	2,532	2,532	—	—	—
Total	$1,733,848	$142,107	$416,061	$371,668	$804,012

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at March 31, 2018, and includes the effect of our interest rate derivative agreements.
(2)

Operating lease obligations include our new office lease, which begins on September 1, 2018 and terminates on August 31, 2028. Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $39.3 million in our portfolio during the first three months of 2018. As of March 31, 2018, we have contractual construction commitments totaling $78.5  million for ongoing renovations. If we renovate or develop additional hotels in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2018, our balance sheet includes restricted cash of $77.6 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of our 25 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our 25 hotel Comparable Portfolio by quarter for 2017 and 2018 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2017:
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Prior ownership revenues (1)	3,980	4,126	1,143	—	9,249
Sold hotel revenues (2)	(18,344)	(15,210)	(12,642)	(12,207)	(58,403)
Non-hotel revenues (3)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (4)	$266,361	$307,690	$292,388	$277,963	$1,144,402
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.3%	26.9%	25.5%	24.3%	100.0%

2018:
Total revenues	$271,446
Sold hotel revenues (2)	(603)
Non-hotel revenues (3)	(20)
Total Comparable Portfolio revenues (4)	$270,823

(1)

Prior ownership revenues include those generated by the Oceans Edge Resort & Marina. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information.

(2)

Sold hotel revenues include those generated by the Fairmont Newport Beach and the Marriott Park City, which we sold in February 2017 and June 2017, respectively, along with the Marriott Philadelphia and the Marriott Quincy, both of which we sold in January 2018.

(3)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(4)	Total Comparable Portfolio revenues include those generated by our 25 hotel Comparable Portfolio.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

As of March 31, 2018,  77.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.2 million based on the variable rate at March 31, 2018. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.7 million, based on the variable rates at March 31, 2018.

Item 4.Controls and Procedures

Attached as exhibits to this Form 10-Q are the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and control evaluations referred to in the certifications.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 — January 31, 2018	—	—	—
February 1, 2018 — February 28, 2018	271,069	$ 15.61	—
March 1, 2018 — March 31, 2018	—	—	—
Total	—	—	—	$ 300,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting the statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to employees. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

10.2

Employment Agreement, dated as of March 19, 2018, by and among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC and David M. Klein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on March 21, 2018).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statement of Equity for the three months ended March 31, 2018; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 8, 2018	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)