Form 10-Q
period 2018-06-30
Sunstone Hotel Investors, Inc.
filed 2018-08-01
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

228,247,370 shares of Common Stock, $0.01 par value, as of July 25, 2018

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$544,900	$488,002
Restricted cash	74,989	71,309
Accounts receivable, net	46,540	34,219
Inventories	1,223	1,323
Prepaid expenses	11,289	10,464
Assets held for sale, net	42,389	122,807
Total current assets	721,330	728,124
Investment in hotel properties, net	3,089,181	3,106,066
Deferred financing fees, net	785	1,305
Other assets, net	34,317	22,317
Total assets	$3,845,613	$3,857,812
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,495	$31,810
Accrued payroll and employee benefits	19,776	26,687
Dividends and distributions payable	14,620	133,894
Other current liabilities	46,662	44,502
Current portion of notes payable, net	5,653	5,477
Liabilities of assets held for sale	4,061	189
Total current liabilities	128,267	242,559
Notes payable, less current portion, net	974,309	977,282
Capital lease obligations, less current portion	26,904	26,804
Other liabilities	30,802	28,989
Total liabilities	1,160,282	1,275,634
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 228,254,255 shares issued and outstanding at June 30, 2018 and 225,321,660 shares issued and outstanding at December 31, 2017	2,283	2,253
Additional paid in capital	2,724,379	2,679,221
Retained earnings	1,017,181	932,277
Cumulative dividends and distributions	(1,299,121)	(1,270,013)
Total stockholders’ equity	2,634,722	2,533,738
Noncontrolling interest in consolidated joint venture	50,609	48,440
Total equity	2,685,331	2,582,178
Total liabilities and equity	$3,845,613	$3,857,812

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Room	$220,304	$223,653	$400,580	$414,020
Food and beverage	79,292	78,621	153,558	154,122
Other operating	17,851	16,522	34,755	31,397
Total revenues	317,447	318,796	588,893	599,539
OPERATING EXPENSES
Room	54,900	54,557	105,995	105,849
Food and beverage	50,885	50,969	101,039	101,506
Other operating	4,357	4,033	8,298	7,864
Advertising and promotion	14,316	14,911	28,222	29,857
Repairs and maintenance	10,851	10,796	21,954	21,763
Utilities	6,974	7,291	14,449	14,513
Franchise costs	9,961	9,881	17,814	17,936
Property tax, ground lease and insurance	21,508	20,791	43,289	42,078
Other property-level expenses	35,518	35,766	69,425	70,504
Corporate overhead	7,594	7,573	14,696	14,352
Depreciation and amortization	37,334	39,525	74,022	80,332
Impairment loss	1,394	—	1,394	—
Total operating expenses	255,592	256,093	500,597	506,554
Operating income	61,855	62,703	88,296	92,985
Interest and other income	2,966	849	4,457	1,570
Interest expense	(11,184)	(13,084)	(20,060)	(24,333)
Loss on extinguishment of debt	—	—	—	(4)
Gain on sale of assets	—	1,189	15,659	45,474
Income before income taxes	53,637	51,657	88,352	115,692
Income tax (provision) benefit, net	(2,375)	(242)	1,365	(450)
NET INCOME	51,262	51,415	89,717	115,242
Income from consolidated joint venture attributable to noncontrolling interest	(2,374)	(2,183)	(4,813)	(4,175)
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$45,681	$46,025	$78,490	$104,653

Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.20	$0.21	$0.35	$0.47
Basic and diluted weighted average common shares outstanding	225,232	220,130	224,760	219,614

Distributions declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total
Balance at December 31, 2017 (audited)	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Net proceeds from sale of common stock	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Deferred stock compensation, net	—	—	—	—	341,741	4	843	—	—	—	847
Common stock distributions and distributions payable at $0.10 per share year to date	—	—	—	—	—	—	—	—	(22,694)	—	(22,694)
Series E preferred stock dividends and dividends payable at $0.86875 per share year to date	—	—	—	—	—	—	—	—	(3,996)	—	(3,996)
Series F preferred stock dividends and dividends payable at $0.80625 per share year to date	—	—	—	—	—	—	—	—	(2,418)	—	(2,418)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,644)	(2,644)
Net income	—	—	—	—	—	—	—	84,904	—	4,813	89,717
Balance at June 30, 2018	4,600,000	$115,000	3,000,000	$75,000	228,254,255	$2,283	$2,724,379	$1,017,181	$(1,299,121)	$50,609	$2,685,331

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,717	$115,242
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	489	310
Gain on sale of assets, net	(15,663)	(45,750)
Loss on extinguishment of debt	—	4
Noncash interest on derivatives and capital lease obligations, net	(4,177)	349
Depreciation	72,690	79,029
Amortization of franchise fees and other intangibles	1,463	1,624
Amortization of deferred financing fees	1,492	1,157
Amortization of deferred stock compensation	4,865	4,340
Impairment loss	1,394	—
Gain on hurricane-related damage	(1,100)	—
Deferred income taxes, net	(1,819)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,286)	(6,844)
Inventories	(53)	22
Prepaid expenses and other assets	(250)	2,804
Accounts payable and other liabilities	12,246	3,403
Accrued payroll and employee benefits	(5,755)	(5,416)
Net cash provided by operating activities	143,253	150,274
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	137,036	150,155
Proceeds from property insurance	1,100	—
Acquisition deposits	(500)	(7,000)
Acquisitions of intangible assets	(18,484)	—
Renovations and additions to hotel properties and other assets	(87,141)	(59,499)
Payment for interest rate derivative	—	(19)
Net cash provided by investing activities	32,011	83,637
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	45,125	76,218
Payment of common stock offering costs	(784)	(1,427)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(3,764)	(181,186)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(148,382)	(134,075)
Distributions to noncontrolling interest	(2,644)	(3,362)
Net cash used in financing activities	(114,686)	(7,638)
Net increase in cash and cash equivalents and restricted cash	60,578	226,273
Cash and cash equivalents and restricted cash, beginning of period	559,311	437,460
Cash and cash equivalents and restricted cash, end of period	$619,889	$663,733

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$544,900	$597,318
Restricted cash	74,989	66,415
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$619,889	$663,733

The Company paid the following amounts for interest and income taxes, during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$22,144	$17,686
Cash paid for income taxes	$242	$447

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the six months ended June 30, 2018 and 2017 consisted of the following:

	Six Months Ended June 30,
	2018	2017
Increase (decrease) in accounts payable related to renovations and additions to hotel properties and other assets	$175	$(6,776)
Amortization of deferred stock compensation — construction activities	$214	$309
Dividends and distributions payable	$14,620	$14,465

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of June 30, 2018, the Company had interests in 25 hotels (the “25 hotels”), one of which was considered held for sale, leaving 24 hotels currently held for investment (the “24 hotels”). The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	9
Interstate Hotels & Resorts, Inc.	4
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Hyatt Corporation	2	(1)
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1
Singh Hospitality, LLC	1

Total hotels owned as of June 30, 2018	25
(1)	The Hyatt Regency Newport Beach, California was considered held for sale as of June 30, 2018, and subsequently sold in July 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 14, 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$51,262	$51,415	$89,717	$115,242
Income from consolidated joint venture attributable to noncontrolling interest	(2,374)	(2,183)	(4,813)	(4,175)
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
Distributions paid on unvested restricted stock compensation	(59)	(60)	(118)	(120)
Undistributed income allocated to unvested restricted stock compensation	(179)	(188)	(298)	(437)
Numerator for basic and diluted income attributable to common stockholders	$45,443	$45,777	$78,074	$104,096
Denominator:
Weighted average basic and diluted common shares outstanding	225,232	220,130	224,760	219,614
Basic and diluted income attributable to common stockholders per common share	$0.20	$0.21	$0.35	$0.47

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options have been excluded from the above calculation of earnings per share for the three and six months ended June 30, 2018 and 2017, as their inclusion would have been anti-dilutive.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. A lessee will be required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASU No. 2016-02 also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and initially required a modified retrospective approach for leases that exist or are entered into after the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU No. 2018-01”), which allows a company to elect a practical expedient regarding land easements. By electing this practical expendient, the Company will not be required to reassess whether a land easement not previously accounted for as a lease would now be a lease. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”) and Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”),  both of which provide practical expendients that the Company intends to adopt. By adopting these practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized.  In addition, the Company intends to adopt the lessor practical expedient provided by ASU No. 2018-11 whereby lessors, by class of underlying asset, will not be required to separate nonlease components from the associated lease component, if certain conditions are met. The Company does not intend to elect the hindsight practical expedient.  ASU No. 2018-11 also adds a transition option to the new leases standard that allows entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in its financial statements. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. The Company is evaluating the impact that ASU No. 2016-02, as well as the FASB’s transition option, will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which requires entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. The Company adopted ASU No. 2016-18 in January 2018. As a result, amounts included in restricted cash on the Company’s consolidated balance sheet are included with cash and cash equivalents on the consolidated statement of cash flows. A reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet has been added as a supplemental disclosure to the Company’s consolidated statements of cash flows.  The adoption of this standard did not change the Company’s balance sheet presentation.

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

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary  are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At both June 30, 2018 and December 31, 2017, the noncontrolling interest reported in the Company’s financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Trade receivables, net (1)	$22,342	$20,773
Contract liabilities (2)	$13,738	$13,454

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)

Contract liabilities consist of advance deposits, and are included in other current liabilities on the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $2.1 million and $11.5 million was recognized in revenue during the three and six months ended June 30, 2018, respectively.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment. Currently, the Company operates in one reportable segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Land	$604,866	$605,054
Buildings and improvements	3,039,104	3,049,569
Furniture, fixtures and equipment	488,042	484,749
Intangible assets	60,413	48,371
Franchise fees	980	980
Construction in progress	56,569	54,280
Investment in hotel properties, gross	4,249,974	4,243,003
Accumulated depreciation and amortization	(1,160,793)	(1,136,937)
Investment in hotel properties, net	$3,089,181	$3,106,066

In May 2018, the Company paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that the Company had previously leased from an unaffiliated third party (the “Element”). The acquisition of the Element eliminates approximately $1.3 million of annual space rent. Also in May 2018, the Company paid $0.1 million, including closing costs, to acquire two additional dry boat slips at the Oceans Edge Resort & Marina. Both the Element and the dry boat slips have indefinite useful lives, and, therefore, are not amortized. These non-amortizable intangible assets will be reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired.

During the second quarter of 2018, the Company recorded an impairment loss of $1.4 million on its two Houston hotels due to current market conditions (see Note 5).

4. Disposals

Held for Sale

The Company classified the Hyatt Regency Newport Beach as held for sale at June 30, 2018, and subsequently sold the hotel in July 2018 (see Note 12). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the sale did not qualify as a discontinued operation. The Company classified the assets and liabilities of the Hyatt Regency Newport Beach as held for sale at June 30, 2018 as follows (in thousands):

June 30,
2018
Accounts receivable, net	$832
Inventories	153
Prepaid expenses	432
Investment in hotel properties, net	40,794
Other assets	178
Assets held for sale, net	$42,389

Accounts payable and accrued expenses	$484
Accrued payroll and employee benefits	1,156
Other current liabilities	1,988
Other liabilities	433
Liabilities of assets held for sale	$4,061

Disposals

In January 2018, the Company sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, for net proceeds of $137.0 million. The Company recognized a net gain on the sale of $15.7 million. Neither of these sales qualified as a disposition of a business. In addition, neither sale represented a  strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, neither of these sales qualified as a discontinued operation. The Company classified the assets and liabilities of both hotels as held for sale at December 31, 2017 as follows (in thousands):

December 31,
2017
Accounts receivable	$1,676
Prepaid expenses	193
Investment in hotel properties, net	120,916
Other assets	22
Assets held for sale, net	$122,807

Accounts payable and accrued expenses	$69
Other current liabilities	41
Other liabilities	79
Liabilities of assets held for sale	$189

The following table provides summary unaudited results of operations for the Marriott Philadelphia and the Marriott Quincy, along with the Fairmont Newport Beach and the Marriott Park City, both of which were sold in 2017, which are included in continuing operations for their respective ownership periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$15,210	$603	$33,554
Income (loss) before income taxes	$—	$2,565	$(943)	$5,186
Gain on sale of assets	$—	$1,189	$15,659	$45,474

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of June 30, 2018 and December 31, 2017, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of June 30, 2018 and December 31, 2017, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

Due to weakness in the Houston market, the Company identified indicators of impairment and reviewed both of its Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable. As such, during the second quarter of 2018, the Company recorded an impairment charge of $1.4 million on the Houston hotels, which is included in impairment loss on the Company’s consolidated statements of operations for the three and six months ended June 30, 2018.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2018 (unaudited):
Houston hotels, net	$32,396	$—	—	$32,396
Interest rate cap derivatives	2	—	2	—
Interest rate swap derivatives	7,669	—	7,669	—
Life insurance policy (1)	408	—	408	—
Total assets measured at fair value at June 30, 2018	$40,475	$—	$8,079	$32,396
December 31, 2017:
Houston hotels, net	$34,473	$—	—	$34,473
Interest rate cap derivatives	4	—	4	—
Interest rate swap derivatives	3,390	—	3,390	—
Life insurance policy (1)	645	—	645	—
Total assets measured at fair value at December 31, 2017	$38,512	$—	$4,039	$34,473

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

June 30, 2018 (unaudited):
Retirement benefit agreement (1)	$408	$—	$408	$—
Total liabilities measured at fair value at June 30, 2018	$408	$—	$408	$—

December 31, 2017:
Retirement benefit agreement (1)	$645	$—	$645	$—
Total liabilities measured at fair value at December 31, 2017	$645	$—	$645	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. The Company has paid the former associate a total of $1.6 million through June 30, 2018, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at June 30, 2018 (unaudited) and December 31, 2017 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	June 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2018	2017
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$108,834	$—	$—
Hilton San Diego Bayfront (1)	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	2	4
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	3,841	2,010
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	3,828	1,380
							$7,671	$3,394

(1)

In November 2017, the Company refinanced the existing loan secured by the Hilton San Diego Bayfront. Coterminous with the loan refinance, the Company purchased a new interest rate cap agreement with a strike rate of 6.0% and an expiration date in December 2020.  The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both June 30, 2018 and December 31, 2017.

(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both June 30, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both June 30, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and six months ended June 30, 2018 and 2017 as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Noncash interest on derivatives	$(1,090)	$1,006	$(4,277)	$349

Fair Value of Debt

As of June 30, 2018 and December 31, 2017,  77.7% and 77.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of June 30, 2018 (unaudited) and December 31, 2017  were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$986,638	$991,320	$990,402	$997,922

(1)	The principal balance of debt is presented before any unamortized deferred financing fees.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Property and equipment, net	$6,971	$584
Acquisition deposit	500	—
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,259	3,351
Deferred income tax asset	11,313	9,492
Interest rate derivatives	7,671	3,394
Other receivables	2,670	3,136
Other	943	1,370
Total other assets, net	$34,317	$22,317

During the second quarter of 2018, the Company paid a deposit of $0.5 million towards its July 2018 purchase of the land underlying the JW Marriott New Orleans (see Note 12).

During the three and six months ended June 30, 2018, the Company recognized a $2.1 million income tax provision and a  $1.8 million income tax benefit, respectively, associated with adjustments to its deferred tax assets primarily related to net operating losses realized in the first half of 2018 due to the seasonality of the Company’s earnings.

7. Notes Payable

Notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both June 30, 2018 and December 31, 2017.	$341,638	$345,402
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$986,638	$990,402

Current portion of notes payable	$7,598	$7,420
Less: current portion of deferred financing fees	(1,945)	(1,943)
Carrying value of current portion of notes payable	$5,653	$5,477

Notes payable, less current portion	$979,040	$982,982
Less: long-term portion of deferred financing fees	(4,731)	(5,700)
Carrying value of notes payable, less current portion	$974,309	$977,282

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unedited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest expense on debt and capital lease obligations	$11,479	$11,499	$22,745	$22,827
Noncash interest on derivatives and capital lease obligations, net	(1,040)	1,006	(4,177)	349
Amortization of deferred financing fees	745	579	1,492	1,157
Total interest expense	$11,184	$13,084	$20,060	$24,333

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Property, sales and use taxes payable	$20,166	$17,842
Income tax payable	372	160
Accrued interest	7,065	6,746
Advance deposits	13,738	13,454
Management fees payable	1,162	1,952
Other	4,159	4,348
Total other current liabilities	$46,662	$44,502

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Deferred revenue	$5,418	$5,589
Deferred rent	21,712	19,582
Deferred income tax liability	259	257
Other	3,413	3,561
Total other liabilities	$30,802	$28,989

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated,  J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During the second quarter of 2018, the Company issued 2,590,854 shares of its common stock in connection with the ATM Agreements, bringing its total common shares issued under the ATM Agreements to 7,467,709. Through June 30, 2018, the Company has received gross proceeds of $124.5 million from its ATM common stock issuances and paid $2.3 million in costs, leaving $175.5 million available for sale under the ATM Agreements,

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of June 30, 2018,  no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to four years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and six months ended June 30, 2018 and 2017 were as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Amortization expense, including forfeitures	$2,865	$2,591	$4,865	$4,340

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.  These capitalized costs totaled $0.1 million and $0.2 million during the three months ended June 30, 2018 and 2017,  respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and expired in April 2018. The Options were not exercised prior to their expiration date, and the Company currently has no outstanding stock options.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.5% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. Following the sale of Hyatt Regency Newport Beach, the fees paid to third-party managers each month as a basic management fee will be between 1.75% and 3.0% of total revenue. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and six months ended June 30, 2018 and 2017 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic management fees	$8,812	$8,942	$16,346	$16,837
Incentive management fees	2,128	1,800	4,848	4,353
Total basic and incentive management fees	$10,940	$10,742	$21,194	$21,190

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

Total license and franchise fees incurred by the Company during the three and six months ended June 30, 2018 and 2017 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Franchise assessments (1)	$7,224	$7,175	$13,132	$13,102
Franchise royalties	2,737	2,706	4,682	4,834
Total franchise costs	$9,961	$9,881	$17,814	$17,936

(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At June 30, 2018, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2018 totaled $70.9 million.

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

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	6,605
Gross capital lease assets	65,404	65,404
Accumulated depreciation	(8,942)	(8,208)
Net capital lease assets	$56,462	$57,196

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and six months ended June 30, 2018 and 2017 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Minimum rent, including straight-line adjustments	$2,131	$2,340	$4,261	$4,680
Percentage rent (1)	1,896	1,755	3,640	3,340
Total	$4,027	$4,095	$7,901	$8,020

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Rent expense incurred pursuant to leases on the corporate facility which expire in August 2018, along with straight-line adjustments for a new office space lease for which the Company has taken possession, totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017,  the Company incurred rent expense of $0.1 million and $0.2 million, respectively, pursuant to leases on the corporate facility. The Company includes its corporate rent expense in corporate overhead expense on its consolidated statements of operations.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts,  the greater Washington DC area and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of June 30, 2018,  17 of the Company’s 24 hotels were geographically concentrated as follows:

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue

California	6	28%	32%
Hawaii	1	5%	9%
Illinois	3	10%	7%
Massachusetts	2	12%	13%
Greater Washington DC area	3	15%	14%
Florida	2	8%	9%

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

At June 30, 2018, the Company had $0.5 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through June 30, 2018.

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

12. Subsequent Events

On July 10, 2018, the Company sold the Hyatt Regency Newport Beach located in California to an unaffiliated third-party for gross proceeds of $95.0 million. The hotel was classified as held for sale at June 30, 2018, but did not qualify as a discontinued operation as the sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets.

On July 12, 2018, the Company purchased the land underlying the JW Marriott New Orleans for $15.0 million. Prior to this purchase, the Company leased the land from an unaffiliated third party.

Following these two transactions, the Company has four remaining hotels subject to ground leases.

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

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for five of the 24 hotels held for investment as of June 30, 2018;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

We own primarily urban and resort upper upscale hotels in the United States. As of June 30, 2018, we had interests in 25 hotels, including the Hyatt Regency Newport Beach which we classified as held for sale and subsequently sold in July 2018, leaving 24 hotels currently held for investment (the “24 hotels”). Of the 24 hotels, we classify 21 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 24 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own hotels primarily in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of June 30, 2018, the hotels comprising our 24 hotel portfolio average 502 rooms in size.

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of Long-Term Relevant Real Estate in the hospitality sector.  Long-Term Relevant Real Estate consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are relevant today and will remain relevant for generations to come. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain low leverage and high financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

In May 2018, we paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that we had previously leased from an unaffiliated third party (the “Element”). The acquisition of the Element eliminates approximately $1.3 million of annual space rent. Also in May 2018, we paid $0.1 million, including closing costs, to acquire two additional dry boat slips at the Oceans Edge Resort & Marina.

In July 2018, we sold the Hyatt Regency Newport Beach for gross proceeds of $95.0 million, and purchased the land underlying the JW Marriott New Orleans for $15.0 million, excluding closing costs.

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

Other Revenue and Expense. Other revenue and expense consists of the following:

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

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

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Marriott Philadelphia and the Marriott Quincy in January 2018, the Fairmont Newport Beach in February 2017, and the Marriott Park City in June 2017 as none of these sales qualified as a discontinued operation;

•

Income tax (provision) benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to our deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of the 24 hotels, and includes both our ownership and prior ownership results for the Oceans Edge Resort & Marina acquired in July 2017. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information;

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

•

Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components;  amortization of deferred stock compensation; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; prior year property tax assessments or credits; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: non-real estate-related impairment losses; gains or losses due to property damage from natural disasters; income tax benefits or provisions associated with any changes to deferred tax assets or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In aggregate, demand for our hotels has improved each year since 2010. In 2017, Comparable Portfolio RevPAR, excluding the Oceans Edge Resort & Marina which opened in January 2017, increased 3.7% as compared to 2016, with a 20 basis point increase in occupancy. Our second quarter and year-to-date Comparable Portfolio RevPAR, which were impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Four Renovation Hotels”), increased 2.0% and 0.7%, respectively, in 2018 as compared to the same periods in 2017. Occupancy decreased 150 basis points and 80 basis points during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Boston, Houston, Los Angeles, New York City and Portland where there are currently higher-than-average new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index decreased 50 basis points during the first six months of 2018 as compared to the same period in 2017.  The decrease in our Comparable Portfolio RevPAR index was primarily due to the Four Renovation Hotels. In addition, increased competition from recently renovated area hotels negatively impacted the RevPAR index at the Courtyard by Marriott Los Angeles, and a weak energy market in Houston negatively impacted the RevPAR index at both the Hilton North Houston and the Marriott Houston (the “Houston hotels”). These decreases were partially offset by increases in the RevPAR index at the Boston Park Plaza and the Wailea Beach Resort post-repositioning,  at the Oceans Edge Resort & Marina as the hotel ramped up after its January 2017 opening, and at the Marriott Tysons Corner due to a strong transient market.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended June 30, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	Three Months Ended June 30,
	2018	2017	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$220,304	$223,653	$(3,349)	(1.5)%
Food and beverage	79,292	78,621	671	0.9%
Other operating	17,851	16,522	1,329	8.0%
Total revenues	317,447	318,796	(1,349)	(0.4)%
OPERATING EXPENSES
Hotel operating	173,752	173,229	523	0.3%
Other property-level expenses	35,518	35,766	(248)	(0.7)%
Corporate overhead	7,594	7,573	21	0.3%
Depreciation and amortization	37,334	39,525	(2,191)	(5.5)%
Impairment loss	1,394	—	1,394	100.0%
Total operating expenses	255,592	256,093	(501)	(0.2)%
Operating income	61,855	62,703	(848)	(1.4)%
Interest and other income	2,966	849	2,117	249.4%
Interest expense	(11,184)	(13,084)	1,900	14.5%
Gain on sale of assets	—	1,189	(1,189)	(100.0)%
Income before income taxes	53,637	51,657	1,980	3.8%
Income tax provision	(2,375)	(242)	(2,133)	(881.4)%
NET INCOME	51,262	51,415	(153)	(0.3)%
Income from consolidated joint venture attributable to noncontrolling interest	(2,374)	(2,183)	(191)	(8.7)%
Preferred stock dividends	(3,207)	(3,207)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$45,681	$46,025	$(344)	(0.7)%

The following table presents our unaudited operating results for our total portfolio for the six months ended June 30, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	Six Months Ended June 30,
	2018	2017	Change $	Change %
	(unaudited and in thousands, except statistical data)
REVENUES
Room	$400,580	$414,020	$(13,440)	(3.2)%
Food and beverage	153,558	154,122	(564)	(0.4)%
Other operating	34,755	31,397	3,358	10.7%
Total revenues	588,893	599,539	(10,646)	(1.8)%
OPERATING EXPENSES
Hotel operating	341,060	341,366	(306)	(0.1)%
Other property-level expenses	69,425	70,504	(1,079)	(1.5)%
Corporate overhead	14,696	14,352	344	2.4%
Depreciation and amortization	74,022	80,332	(6,310)	(7.9)%
Impairment loss	1,394	—	1,394	100.0%
Total operating expenses	500,597	506,554	(5,957)	(1.2)%
Operating income	88,296	92,985	(4,689)	(5.0)%
Interest and other income	4,457	1,570	2,887	183.9%
Interest expense	(20,060)	(24,333)	4,273	17.6%
Loss on extinguishment of debt	—	(4)	4	100.0%
Gain on sale of assets	15,659	45,474	(29,815)	(65.6)%
Income before income taxes	88,352	115,692	(27,340)	(23.6)%
Income tax benefit (provision), net	1,365	(450)	1,815	403.3%
NET INCOME	89,717	115,242	(25,525)	(22.1)%
Income from consolidated joint venture attributable to noncontrolling interest	(4,813)	(4,175)	(638)	(15.3)%
Preferred stock dividends	(6,414)	(6,414)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$78,490	$104,653	$(26,163)	(25.0)%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio.

	Three Months Ended June 30,
	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	85.5%	$229.06	$195.85	87.0%	$220.77	$192.07	(150)	bps	3.8%	2.0%

	Six Months Ended June 30,
	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	82.0%	$217.78	$178.58	82.8%	$214.08	$177.26	(80)	bps	1.7%	0.7%

Room revenue. Room revenue decreased $3.3 million, or 1.5%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

The decrease in room revenue during the second quarter of 2018 as compared to the same period in 2017 was primarily due to our sales of both the Marriott Philadelphia and the Marriott Quincy in January 2018, and the Marriott Park City in June 2017 (the “Three Sold Hotels”). The sales of the Three Sold Hotels caused room revenue to decrease by $10.7 million in the second quarter of 2018 as compared to the same period in 2017.

Room revenue generated by the same 24 hotels we owned during both the second quarters of 2018 and 2017 (our “Existing Portfolio”) increased $3.8 million during the second quarter of 2018 as compared to the same period in 2017 due to a  $7.6 million increase in ADR partially offset by a $3.8 million decrease in occupancy. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Hilton Times Square	Houston hotels
JW Marriott New Orleans	Los Angeles International Airport hotels
Marriott Tysons Corner
Renaissance Washington DC
Wailea Beach Resort

The decrease in our Existing Portfolio’s occupancy during the second quarter of 2018 as compared to the same period in 2017 was caused by 14,088 fewer group room nights, combined with 2,641 fewer transient room nights. The overall net decreases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Hyatt Regency San Francisco	Boston Park Plaza
Renaissance Orlando at SeaWorld®	Hilton San Diego Bayfront
Wailea Beach Resort	Houston hotels
JW Marriott New Orleans (1)
Renaissance Harborplace

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Hyatt Regency San Francisco (1)
Houston hotels	JW Marriott New Orleans (1)
Wailea Beach Resort	Marriott Boston Long Wharf (1)
Renaissance Harborplace	Renaissance Los Angeles Airport (1)
Renaissance Orlando at SeaWorld®

(1)

Occupancy was negatively impacted during the second quarter of 2018 as compared to the same period in 2017 by the Four Renovation Hotels. During the second quarter of 2018, a total of 13,968 room nights were out of service at these four hotels, displacing approximately $3.3 million in room revenue based on the hotels achieving a combined potential 88.7% occupancy rate and RevPAR of $229.17 without the renovations.

The Oceans Edge Resort & Marina, which we purchased in July 2017, generated $3.5 million in room revenue during the second quarter of 2018.

For the six months ended June 30, 2018, room revenue decreased $13.4 million, or 3.2%, as compared to the six months ended June 30, 2017 as follows:

The decrease in room revenue during the first half of 2018 as compared to the same period in 2017 was primarily due to our sales of both the Marriott Philadelphia and the Marriott Quincy in January 2018, the Fairmont Newport Beach in February 2017, and the Marriott Park City in June 2017 (the “Four Sold Hotels”). The sales of the Four Sold Hotels caused room revenue to decrease by $23.0 million in the first six months of 2018 as compared to the same period in 2017.

Partially offsetting this decrease, the Oceans Edge Resort & Marina generated $7.7 million in room revenue during the first half of 2018.

In addition, room revenue generated by our Existing Portfolio increased $1.8 million during the first six months of 2018 as compared to the same period in 2017 due to a $5.8 million increase in ADR partially offset by a $4.0 million decrease in occupancy. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Hilton Times Square	Houston hotels
Marriott Boston Long Wharf	Los Angeles International Airport hotels
Marriott Tysons Corner
New Orleans hotels
Wailea Beach Resort

The decrease in our Existing Portfolio’s occupancy during the first half of 2018 as compared to the same period in 2017 was caused by 40,409 fewer group room nights, partially offset by 22,048 more transient room nights. The overall net decreases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Hyatt Regency San Francisco	Boston Park Plaza
Renaissance Orlando at SeaWorld®	Hilton San Diego Bayfront
Renaissance Westchester	Houston hotels
Wailea Beach Resort	JW Marriott New Orleans (1)
Marriott Boston Long Wharf (1)
Renaissance Harborplace
Renaissance Washington DC

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Hyatt Regency San Francisco (1)
Chicago hotels	Marriott Boston Long Wharf (1)
Hilton San Diego Bayfront	New Orleans hotels (1)
Houston hotels	Renaissance Los Angeles Airport (1)
Renaissance Long Beach	Renaissance Orlando at SeaWorld®
Wailea Beach Resort

(1)

Occupancy was negatively impacted during the first six months of 2018 as compared to the same period in 2017 by the Four Renovation Hotels. During the first half of 2018, a total of 31,877 room nights were out of service at these four hotels, displacing approximately $7.3 million in room revenue based on the hotels achieving a combined potential 87.1% occupancy rate and RevPAR of $219.00 without the renovations.

Food and beverage revenue. Food and beverage revenue increased $0.7 million, or 0.9%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

Food and beverage revenue generated by our Existing Portfolio increased $4.1 million during the second quarter of 2018 as compared to the same period in 2017 primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza	Houston hotels
Hilton San Diego Bayfront	Hyatt Centric Chicago Magnificent Mile
Hyatt Regency San Francisco	Hyatt Regency Newport Beach
Marriott Boston Long Wharf	JW Marriott New Orleans (1)
Renaissance Long Beach	Renaissance Harborplace
Renaissance Orlando at SeaWorld®
Renaissance Washington DC
Renaissance Westchester
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Hilton San Diego Bayfront	Hyatt Regency San Francisco (1)
Renaissance Long Beach	JW Marriott New Orleans (1)
Renaissance Washington DC	Marriott Boston Long Wharf (1)
Wailea Beach Resort

(1)	Renovation-related disruption negatively impacted food and beverage revenue during the second quarter of 2018.

In addition, the Oceans Edge Resort & Marina generated $0.6 million in food and beverage revenue during the second quarter of 2018.

The Three Sold Hotels caused food and beverage revenue to decrease by $4.1 million in the second quarter of 2018 as compared to the same period in 2017.

For the six months ended June 30, 2018, food and beverage revenue decreased $0.6 million, or 0.4%, as compared to the six months ended June 30, 2017 as follows:

The Four Sold Hotels caused food and beverage revenue to decrease by $8.7 million in the first six months of 2018 as compared to the same period in 2017.

Food and beverage revenue generated by our Existing Portfolio increased $6.9 million during the first six months of 2018 as compared to the same period in 2017 primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza	Hyatt Centric Chicago Magnificent Mile
Hilton San Diego Bayfront	Hyatt Regency Newport Beach
Hyatt Regency San Francisco	JW Marriott New Orleans (1)
Renaissance Los Angeles Airport	Marriott Boston Long Wharf (1)
Renaissance Orlando at SeaWorld®	Renaissance Harborplace
Renaissance Washington DC
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Hilton San Diego Bayfront	Hyatt Regency Newport Beach
Renaissance Long Beach	Hyatt Regency San Francisco (1)
Renaissance Los Angeles Airport	JW Marriott New Orleans (1)
Renaissance Orlando at SeaWorld®	Marriott Boston Long Wharf (1)
Wailea Beach Resort	Renaissance Washington DC

(1)	Renovation-related disruption negatively impacted food and beverage revenue during the first half of 2018.

In addition, the Oceans Edge Resort & Marina generated $1.2 million in food and beverage revenue during the first six months of 2018.

Other operating revenue. Other operating revenue increased $1.3 million, or 8.0%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

The Oceans Edge Resort & Marina generated $1.1 million in other operating revenue during the second quarter of 2018.

Other operating revenue in our Existing Portfolio increased $0.6 million during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to increased resort fees, along with increased attrition and cancellation revenues as our managers take a more aggressive stance towards collection,  and increased tenant lease revenue. These increases in other operating revenue were partially offset by decreases in telephone/internet revenue.

The Three Sold Hotels caused other operating revenue to decrease by $0.4 million in the second quarter of 2018 as compared to the same period in 2017.

For the six months ended June 30, 2018, other operating revenue increased $3.4 million, or 10.7%, as compared to the six months ended June 30, 2017 as follows:

The Oceans Edge Resort & Marina generated $2.9 million in other operating revenue during the first six months of 2018, including $0.8 million in business interruption proceeds recognized during the first quarter related to Hurricane Irma, which negatively impacted the hotel during the third and fourth quarters of 2017.

Other operating revenue in our Existing Portfolio increased $1.8 million during the first six months of 2018 as compared to the same period in 2017, primarily due to the same reasons noted above in the discussion regarding the second quarter, along with increased parking revenue.

The Four Sold Hotels caused other operating revenue to decrease by $1.3 million in the first half of 2018 as compared to the same period in 2017.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses increased $0.5 million, or 0.3%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

Hotel operating expenses in our Existing Portfolio increased $6.4 million during the three months ended June 30, 2018 as compared to the same period in 2017. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the second quarter of 2018 as compared to the same period in 2017 due to the following increased expenses: repairs and maintenance due to increased payroll and related costs in this department  as well as increased employee safety,  landscaping and waste removal; franchise costs due to the increase in revenues; property insurance and taxes due to increased rates and assessments received at several of our hotels; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. Slightly offsetting these increases, building space rent expense at the Renaissance Washington DC decreased due to our purchase of the Element in May 2018. Our purchases of the Element in May 2018 and the land underlying the JW Marriott New Orleans in July 2018 will decrease our future quarterly ground and building space rent expense by approximately $0.5 million.

In addition, the Oceans Edge Resort & Marina generated $2.9 million in hotel operating expenses during the second quarter of 2018.

The Three Sold Hotels caused hotel operating expenses to decrease by $8.8 million in the second quarter of 2018 as compared to the same period in 2017.

For the six months ended June 30, 2018, hotel operating expenses decreased $0.3 million, or 0.1%, as compared to the six months ended June 30, 2017 as follows:

The Four Sold Hotels caused hotel operating expenses to decrease by $19.2 million in the first six months of 2018 as compared to the same period in 2017.

Hotel operating expenses in our Existing Portfolio increased $13.1 million during the six months ended June 30, 2018 as compared to the same period in 2017. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first half of 2018 as compared to the same period in 2017 due to the following increased expenses: repairs and maintenance due to increased payroll and related costs in this department as well as increased contract and professional services, employee safety, landscaping and waste removal; utilities due to a cold winter affecting our Midwest and East Coast hotels, along with increased electricity rates and higher occupancy at some of our hotels; franchise costs due to the increase in revenues; property taxes due to increased assessments received at several of our hotels; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. These increases were partially offset by decreased advertising and promotion, primarily at the Wailea Beach Resort as the prior year included additional costs to promote the hotel post-repositioning, as well as decreased building space rent expense at the Renaissance Washington DC due to our purchase of the Element in May 2018. Our purchases of the Element in May 2018 and the land underlying the JW Marriott New Orleans in July 2018 will decrease our future annual ground and building space rent expense by approximately $1.9 million.

The Oceans Edge Resort & Marina generated $5.8 million in hotel operating expenses during the first six months of 2018, including $0.1 million in uninsured hurricane-related restoration expenses.

Other property-level expenses.  Other property-level expenses decreased $0.2 million, or 0.7%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

The Three Sold Hotels caused other property-level expenses to decrease by $1.9 million in the second quarter of 2018 as compared to the same period in 2017.

Other property-level expenses in our Existing Portfolio increased $1.1 million in the second quarter of 2018 as compared to the same period in 2017, primarily due to increases in the following expenses caused by higher revenue: payroll and related costs; basic and incentive management fees; and credit and collection expenses. These increases were partially offset by decreases in contract and professional fees and supplies.

The Oceans Edge Resort & Marina generated $0.5 million in other property-level expenses during the second quarter of 2018.

For the six months ended June 30, 2018, other property-level expenses decreased $1.1 million, or 1.5%, as compared to the six months ended June 30, 2017 as follows:

The Four Sold Hotels caused other property-level expenses to decrease by $3.4 million in the first six months of 2018 as compared to the same period in 2017.

Other property-level expenses in our Existing Portfolio increased $1.2 million in the first six months of 2018 as compared to the same period in 2017, primarily due to increases in the following expenses caused by higher revenue: payroll and related costs; basic and incentive management fees; and credit and collection expenses. These increases were partially offset by decreases in employee relocation and supplies.

The Oceans Edge Resort & Marina generated $1.2 million in other property-level expenses during the first six months of 2018.

Corporate overhead expense.  Corporate overhead expense remained relatively flat during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Corporate overhead expense increased $0.3 million, or 2.4%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due increased payroll and related costs, deferred stock compensation and office rent, including straight-lined rent on our new office space, partially offset by decreased contract and professional fees, due diligence costs, employee recruitment expenses, sales tax audit expenses and travel expenses.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $2.2 million, or 5.5%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $2.0 million in the second quarter of 2018 as compared to the same period in 2017.

Depreciation and amortization expense in our Existing Portfolio decreased $1.0 million in the second quarter of 2018 as compared to the same period in 2017, due to assets being fully depreciated, along with a write-down of assets at our Houston hotels during the third and fourth quarters of 2017.

The Oceans Edge Resort & Marina caused depreciation and amortization to increase $0.7 million in the second quarter of 2018.

For the six months ended June 30, 2018, depreciation and amortization expense decreased $6.3 million, or 7.9%, as compared to the six months ended June 30, 2017 as follows:

The Four Sold Hotels caused depreciation and amortization to decrease by $4.2 million in the first six months of 2018 as compared to the same period in 2017.

Depreciation and amortization expense in our Existing Portfolio decreased $3.6 million in the first six months of 2018 as compared to the same period in 2017, due to the same reasons noted above in the discussion regarding the second quarter.

The Oceans Edge Resort & Marina caused depreciation and amortization to increase $1.5 million in the first six months of 2018.

Impairment loss.  Impairment loss totaled $1.4 million for both the three and six months ended June 30, 2018, and zero for both the three and six months ended June 30, 2017. During the second quarter of 2018, we recorded an impairment loss of $1.4 million on our two Houston hotels due to weakness in the Houston market.

Interest and other income.  Interest and other income increased $2.1 million, or 249.4%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. During the second quarter of 2018, we recognized $1.9 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for Hurricane-related property damage at our two Houston hotels.  During the second quarter of 2017, we recognized $0.7 million in interest and miscellaneous income, and $0.1 million in energy rebates due to energy efficient renovations at our hotels.

Interest and other income increased $2.9 million, or 183.9%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. During the first half of 2018, we recognized $3.3 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for Hurricane-related property damage at our two Houston hotels and $0.1 million in energy rebates. During the first six months of 2017, we recognized $1.1 million in interest and miscellaneous income, and $0.2 million in energy rebates. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on debt and capital lease obligations	$11,479	$11,499	$22,745	$22,827
Noncash interest on derivatives and capital lease obligations, net	(1,040)	1,006	(4,177)	349
Amortization of deferred financing fees	745	579	1,492	1,157
	$11,184	$13,084	$20,060	$24,333

Interest expense decreased $1.9 million, or 14.5%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and decreased $4.3 million, or 17.6%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as follows:

Interest expense on our debt and capital lease obligations decreased $20,000 and $0.1 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 as a result of lower balances due to monthly amortization, a  loan repayment during 2017 and lower interest on our variable rate debt. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to our issuance of the Senior Notes in January 2017,  as well as due to the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017.

Noncash interest on derivatives and capital lease obligations, net decreased $2.0 million and $4.5 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  The noncash changes in the fair market values of our derivatives decreased interest expense $2.1 million and $4.6 million during the second quarter and first half of 2018, respectively, as compared to the same periods in 2017.  Slightly offsetting these decreases, noncash interest on our capital lease obligations increased by $0.1 million during both the three and six months ended June 30, 2018 due to our reclassification of the Courtyard by Marriott Los Angeles ground lease to a capital lease in the third quarter of 2017.

Finally, amortization of deferred financing fees increased interest expense by $0.2 million and $0.3 million during the second quarter and first half of 2018, respectively, as compared to the same periods in 2017 due to additional fees incurred on our refinancing of the debt secured by the Hilton San Diego Bayfront in November 2017.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.2%  and 4.3%  at June 30, 2018 and 2017, respectively. Approximately 77.7% and 77.8% of our outstanding notes payable had fixed interest rates at June 30, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for both the three months ended June 30, 2018 and 2017, and zero and $4,000 for the six months ended June 30,  2018 and 2017, respectively. During the first six months of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf.

Gain on sale of assets. Gain on sale of assets totaled zero and $15.7 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $45.5 million for the three and six months ended June 30,  2017,  respectively.  During the first six months of 2018, we recognized a $15.7 million net gain on the January 2018 sale of the Marriott Philadelphia and the Marriott Quincy. During the first six months of 2017, we recognized a $1.2 million net gain on the June 2017 sale of the Marriott Park City, and a $44.3 million net gain on the February 2017 sale of the Fairmont Newport Beach and.  None of these sales qualified as a discontinued operation.

Income tax  (provision) benefit, net. Income tax (provision) benefit, net totaled provisions of $2.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, income tax (provision) benefit, net totaled a benefit of $1.4 million and a provision of $0.5 million, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes.

Our earnings are seasonal, resulting in quarterly fluctuations in our net operating losses. Accordingly, during the three and six months ended June 30, 2018, we recognized an income tax provision of $2.1 million and a benefit of $1.8 million, respectively, related to changes primarily in our net operating loss deferred tax assets. During the three and six months ended June 30, 2018, we also recognized combined federal and state income tax expense of $0.2 million and $0.5 million, respectively, based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities.

During the three and six months ended June 30, 2017, we recognized combined federal and state income tax expense of $0.2 million and $0.5 million, respectively, based on 2017 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.4 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.  Our net income for the three and six months ended June 30, 2018 and 2017 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The third-party’s 25.0% ownership interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.4 million and $2.2 million during the second quarters of 2018 and 2017, respectively, and $4.8 million and $4.2 million during the first six months of 2018 and 2017, respectively.

Preferred stock dividends.  Preferred stock dividends were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series E preferred stock	$1,998	$1,998	3,996	3,996
Series F preferred stock	1,209	1,209	2,418	2,418
	$3,207	$3,207	$6,414	$6,414

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; property-level restructuring, severance and management transition costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our hotel portfolio for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$51,262	$51,415	$89,717	$115,242
Operations held for investment:
Depreciation and amortization	37,334	39,525	74,022	80,332
Amortization of lease intangibles	63	63	126	126
Interest expense	11,184	13,084	20,060	24,333
Income tax provision (benefit), net	2,375	242	(1,365)	450
Loss (gain) on sale of assets, net	6	(1,180)	(15,663)	(45,750)
Impairment loss	1,394	—	1,394	—
EBITDAre	103,618	103,149	168,291	174,733

Operations held for investment:
Amortization of deferred stock compensation	2,865	2,591	4,865	4,340
Amortization of favorable and unfavorable contracts, net	2	96	5	195
Noncash ground rent	(292)	(285)	(573)	(560)
Capital lease obligation interest — cash ground rent	(589)	(351)	(1,178)	(702)
Loss on extinguishment of debt	—	—	—	4
Hurricane-related insurance proceeds net of uninsured losses	(1,084)	—	(1,015)	—
Closing costs - completed acquisitions	—	374	—	374
Prior year property tax adjustments, net	136	(101)	117	(101)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,374)	(2,183)	(4,813)	(4,175)
Depreciation and amortization	(640)	(612)	(1,278)	(1,487)
Interest expense	(489)	(488)	(924)	(945)
Noncash ground rent	73	73	145	145
	(2,392)	(886)	(4,649)	(2,912)
Adjusted EBITDAre, excluding noncontrolling interest	$101,226	$102,263	$163,642	$171,821

Adjusted EBITDAre, excluding noncontrolling interest was $101.2 million and $102.3 million for the three months ended June 30, 2018 and 2017, respectively, and $163.6 million and $171.8 million for the six months ended June 30, 2018 and 2017, respectively.  Adjusted EBITDAre, excluding noncontrolling interest decreased during both the three and six months ended June 30 2018 as compared to the same periods in 2017,  primarily due to the sales of the Four Sold Hotels in January 2018, February 2017 and June 2017,  as well as renovation-related disruption at the Four Renovation Hotels,  partially offset by additional earnings generated by our Existing Portfolio, and by the Oceans Edge Resort & Marina acquired in July 2017.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; changes to deferred tax assets or valuation allowances; property-level restructuring, severance and management transition costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$51,262	$51,415	$89,717	$115,242
Preferred stock dividends	(3,207)	(3,207)	(6,414)	(6,414)
Operations held for investment:
Real estate depreciation and amortization	37,243	39,402	73,837	80,080
Amortization of lease intangibles	63	63	126	126
Loss (gain) on sale of assets, net	6	(1,180)	(15,663)	(45,750)
Impairment loss	1,394	—	1,394	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,374)	(2,183)	(4,813)	(4,175)
Real estate depreciation and amortization	(640)	(612)	(1,278)	(1,487)
FFO attributable to common stockholders	83,747	83,698	136,906	137,622

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	2	96	5	195
Noncash ground rent	(292)	(285)	(573)	(560)
Noncash interest on derivatives and capital lease obligations, net	(1,040)	1,006	(4,177)	349
Loss on extinguishment of debt	—	—	—	4
Hurricane-related insurance proceeds net of uninsured losses	(1,084)	—	(1,015)	—
Closing costs - completed acquisitions	—	374	—	374
Prior year property tax adjustments, net	136	(101)	117	(101)
Noncash income tax provision (benefit), net	2,147	—	(1,819)	—
Noncontrolling interest:
Noncash ground rent	73	73	145	145
Noncash interest on derivative, net	(4)	—	(1)	(4)
	(62)	1,163	(7,318)	402
Adjusted FFO attributable to common stockholders	$83,685	$84,861	$129,588	$138,024

Adjusted FFO attributable to common stockholders was $83.7 million and $84.9 million for the three months ended June 30, 2018 and 2017, respectively, and $129.6 million and $138.0 million for the six months ended June 30, 2018 and 2017, respectively. Adjusted FFO attributable to common stockholders decreased in the second quarter and first half of 2018 as compared to the same periods in 2017, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Investing Activities

Acquisitions.  During the second quarter 2018, we paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that we had previously leased from an unaffiliated third party. In addition, we paid $0.1 million, including closing costs, to acquire two additional dry boat slips at the Oceans Edge Resort & Marina.

Our primary focus is to acquire Long-Term Relevant Real Estate.  Depending on availability, we select the branding and operators for our hotels that we believe will lead to the highest returns and the greatest long-term value. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $400.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets.

Dispositions. We have from time to time divested of assets that no longer fit our stated strategy,  are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. Year-to-date through June 30, 2018, we sold two hotels, both during the first quarter. In addition, we sold one hotel in July 2018. During 2017, we sold two hotels, one during the first quarter, and one during the second quarter. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation.

Renovations. We invested $87.1 million and $59.5 million in capital improvements to our hotel portfolio and other assets during the six months ended June 30, 2018 and 2017, respectively. During the first six months of 2018, our renovations at the Four

Renovation Hotels resulted in short-term room renovation disruption of approximately $7.3 million, which was in line with our expectations. During the first six months of 2017, none of our renovations caused material room revenue disruption.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and other assets, property insurance and our ATM common stock issuances, along with proceeds received from our private placement of the Senior Notes. Our primary uses of cash were for capital expenditures for hotels and other assets,  acquisitions of assets, operating expenses, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $143.3 million for the six months ended June 30, 2018 as compared to $150.3 million for the six months ended June 30, 2017.  The net decrease to cash provided by operating activities during the first six months of 2018 was primarily due to the sale of the Four Sold Hotels and renovation-related disruption at the Four Renovation Hotels, partially offset by increased operating cash generated by our Existing Portfolio and the Oceans Edge Resort & Marina.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by investing activities during the first six months of 2018 as compared to the first six months of 2017 was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Proceeds from sales of assets	$137,036	$150,155
Proceeds from property insurance	1,100	—
Acquisition deposits	(500)	(7,000)
Acquisitions of intangible assets	(18,484)	—
Renovations and additions to hotel properties and other assets	(87,141)	(59,499)
Payment for interest rate derivative	—	(19)
Net cash provided by investing activities	$32,011	$83,637

During the first six months of 2018, we received proceeds of $137.0 million from our sales of the Marriott Philadelphia, the Marriott Quincy and surplus FF&E, along with $1.1 million in insurance proceeds for Hurricane-related property damage at our two Houston hotels. These cash inflows were partially offset as we paid a deposit of $0.5 million towards our July 2018 purchase of the land underlying the JW Marriott New Orleans, paid a total of $18.5 million for acquisitions of intangible assets, including $18.4 million to purchase the Element and $0.1 million to purchase two additional dry boat slips at the Oceans Edge Resort & Marina, and invested  $87.1 million for renovations and additions to our portfolio and other assets.

During the first six months of 2017, we received proceeds of $150.2 million from our sales of the Marriott Park City, the Fairmont Newport Beach and surplus FF&E, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were partially offset as we paid a deposit of $7.0 million towards our July 2017 acquisition of the Oceans Edge Resort & Marina, invested  $59.5 million for renovations and additions to our portfolio and paid $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance of common stock, issuance and repayment of notes payable, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first six months of 2018 as compared to the first six months of 2017 was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Proceeds from common stock offerings	$45,125	$76,218
Payment of common stock offering costs	(784)	(1,427)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(3,764)	(181,186)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(148,382)	(134,075)
Distributions to noncontrolling interest	(2,644)	(3,362)
Net cash used in financing activities	$(114,686)	$(7,638)

During the first six months of 2018, we received total net proceeds of  $44.3 million from the issuance of our common stock. This cash inflow was offset as we paid the following: $4.2 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $3.8 million in principal payments on our notes payable; $5,000 in deferred financing costs related to the refinancing of the loan secured by the Hilton San Diego Bayfront; $148.4 million in dividends and distributions to our common and preferred stockholders; and $2.6 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

During the first six months of 2017, we received net proceeds of $74.8 million from the issuance of our common stock and $240.0 million from the Senior Notes. These cash inflows  were offset as we paid the following: $3.8 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $181.2 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $5.2 million in principal payments on our notes payable; $13,000 in deferred financing costs related to our Senior Notes and our credit facility; $134.1 million in dividends and distributions to our common and preferred stockholders; and $3.4 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through June 30, 2018, we have received $122.3 million in net proceeds from the issuance of shares of our common stock in connection with the ATM Agreements, leaving $175.5 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of June 30, 2018, our unrestricted cash balance was $544.9 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of June 30, 2018, we had $986.6 million of consolidated debt, $619.9 million of cash and cash equivalents, including restricted cash, and total assets of $3.8 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

The weighted average term to maturity of our debt as of June 30, 2018 is approximately  five years, and 77.7% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. Including our variable-rate debt obligation based on the variable rate at June 30, 2018, the weighted average interest rate on our debt is 4.2%.

As of June 30, 2018, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of June 30, 2018, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

We may in the future seek to obtain mortgages on one or all of our 20 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 20 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency Newport Beach; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Portland; Marriott Tysons Corner; Oceans Edge Resort & Marina;  Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. After our sale of the Hyatt Regency Newport Beach in July 2018, we now have 19 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of June 30, 2018 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$986,638	$7,598	$417,737	$191,893	$369,410
Interest obligations on notes payable (1)	216,062	42,262	76,220	43,770	53,810
Capital lease obligations	26,905	1	2	3	26,899
Interest obligations on capital leases	122,503	2,356	4,712	4,886	110,549
Operating lease obligations (2)	204,922	7,495	16,883	17,062	163,482
Construction commitments	70,884	70,884	—	—	—
Employment obligations	1,899	1,899	—	—	—
Total	$1,629,813	$132,495	$515,554	$257,614	$724,150

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at June 30, 2018, and includes the effect of our interest rate derivative agreements.
(2)

Operating lease obligations include our new office lease, which begins on September 1, 2018 and terminates on August 31, 2028, and exclude the Hyatt Regency Newport Beach ground lease due to our sale of the hotel in July 2018, and the JW Marriott New Orleans ground lease due to our purchase of the land in July 2018. Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $87.1 million in our portfolio and other assets during the first six months of 2018. As of June 30, 2018, we have contractual construction commitments totaling $70.9  million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of June 30, 2018, our balance sheet includes restricted cash of $72.4 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 24 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for the 24 hotel Comparable Portfolio by quarter for 2017 and 2018 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2017:
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Prior ownership revenues (1)	3,980	4,126	1,143	—	9,249
Held for sale revenues (2)	(9,291)	(10,900)	(11,363)	(8,132)	(39,686)
Sold hotel revenues (3)	(18,344)	(15,210)	(12,642)	(12,207)	(58,403)
Non-hotel revenues (4)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (5)	$257,070	$296,790	$281,025	$269,831	$1,104,716
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.3%	26.9%	25.4%	24.4%	100.0%

2018:
Total revenues	$271,446	$317,447
Held for sale revenues (2)	(8,876)	(10,514)
Sold hotel revenues (3)	(603)	—
Non-hotel revenues (4)	(20)	(21)
Total Comparable Portfolio revenues (5)	$261,947	$306,912

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

(2)	Held for sale revenues include those generated by the Hyatt Regency Newport Beach, which we classified as held for sale at June 30, 2018 and subsequently sold in July 2018.
(3)

Sold hotel revenues include those generated by the Fairmont Newport Beach and the Marriott Park City, which we sold in February 2017 and June 2017, respectively, along with the Marriott Philadelphia and the Marriott Quincy, both of which we sold in January 2018.

(4)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(5)	Total Comparable Portfolio revenues include those generated by our 24 hotel Comparable Portfolio.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as labor, food, commodities, taxes, property and casualty insurance and utilities.

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

As of June 30, 2018,  77.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.2 million based on the variable rate at June 30, 2018. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.7 million, based on the variable rates at June 30, 2018.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 — April 30, 2018	—	—	—
May 1, 2018 — May 31, 2018	—	—	—
June 1, 2018 — June 30, 2018	—	—	—
Total	—	—	—	$ 300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of June 30, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statement of Equity for the six months ended June 30, 2018; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: August 1, 2018	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)