Form 10-Q
period 2018-09-30
Sunstone Hotel Investors, Inc.
filed 2018-11-06
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32319

Sunstone Hotel Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1296886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 Spectrum Center Drive, 21st Floor Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 330-4000

120 Vantis, Suite 350 Aliso Viejo, California 92656
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

228,247,062 shares of Common Stock, $0.01 par value, as of November 1, 2018

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$650,691	$488,002
Restricted cash	68,794	71,309
Accounts receivable, net	44,330	34,219
Inventories	1,055	1,323
Prepaid expenses	11,790	10,464
Assets held for sale, net	33,312	122,807
Total current assets	809,972	728,124
Investment in hotel properties, net	3,073,622	3,106,066
Deferred financing costs, net	524	1,305
Other assets, net	34,495	22,317
Total assets	$3,918,613	$3,857,812
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,844	$31,810
Accrued payroll and employee benefits	21,196	26,687
Dividends and distributions payable	14,620	133,894
Other current liabilities	47,390	44,502
Current portion of notes payable, net	5,913	5,477
Liabilities of assets held for sale	3,459	189
Total current liabilities	127,422	242,559
Notes payable, less current portion, net	972,814	977,282
Capital lease obligations, less current portion	26,956	26,804
Other liabilities	30,981	28,989
Total liabilities	1,158,173	1,275,634
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 228,247,062 shares issued and outstanding at September 30, 2018 and 225,321,660 shares issued and outstanding at December 31, 2017	2,282	2,253
Additional paid in capital	2,726,523	2,679,221
Retained earnings	1,106,391	932,277
Cumulative dividends and distributions	(1,313,741)	(1,270,013)
Total stockholders’ equity	2,711,455	2,533,738
Noncontrolling interest in consolidated joint venture	48,985	48,440
Total equity	2,760,440	2,582,178
Total liabilities and equity	$3,918,613	$3,857,812

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Room	$207,657	$215,768	$608,237	$629,788
Food and beverage	63,911	68,821	217,469	222,943
Other operating	17,740	19,320	52,495	50,717
Total revenues	289,308	303,909	878,201	903,448
OPERATING EXPENSES
Room	53,928	54,433	159,923	160,282
Food and beverage	46,260	49,262	147,299	150,768
Other operating	4,190	4,256	12,488	12,120
Advertising and promotion	13,593	14,953	41,815	44,810
Repairs and maintenance	10,530	12,882	32,484	34,645
Utilities	8,084	8,331	22,533	22,844
Franchise costs	9,167	9,431	26,981	27,367
Property tax, ground lease and insurance	20,369	21,399	63,658	63,477
Other property-level expenses	31,580	34,511	101,005	105,015
Corporate overhead	7,360	7,233	22,056	21,585
Depreciation and amortization	36,159	39,719	110,181	120,051
Impairment loss	—	34,427	1,394	34,427
Total operating expenses	241,220	290,837	741,817	797,391
Operating income	48,088	13,072	136,384	106,057
Interest and other income	2,592	1,027	7,049	2,597
Interest expense	(11,549)	(17,008)	(31,609)	(41,341)
Loss on extinguishment of debt	—	—	—	(4)
Gain on sale of assets	53,128	—	68,787	45,474
Income (loss) before income taxes and discontinued operations	92,259	(2,909)	180,611	112,783
Income tax (provision) benefit, net	(673)	12,991	692	12,541
Income from continuing operations	91,586	10,082	181,303	125,324
Income from discontinued operations	—	7,000	—	7,000
NET INCOME	91,586	17,082	181,303	132,324
Income from consolidated joint venture attributable to noncontrolling interest	(2,376)	(2,169)	(7,189)	(6,344)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$86,002	$11,705	$164,492	$116,358

Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$0.38	$0.02	$0.73	$0.49
Income from discontinued operations	—	0.03	—	0.03
Basic and diluted income attributable to common stockholders per common share	$0.38	$0.05	$0.73	$0.52
Basic and diluted weighted average common shares outstanding	227,068	224,142	225,538	221,140

Distributions declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2017 (audited)	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Net proceeds from sale of common stock	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Deferred stock compensation, net	—	—	—	—	334,548	3	2,987	—	—	—	2,990
Common stock distributions and distributions payable at $0.15 per share year to date	—	—	—	—	—	—	—	—	(34,106)	—	(34,106)
Series E preferred stock dividends and dividends payable at $1.303125 per share year to date	—	—	—	—	—	—	—	—	(5,994)	—	(5,994)
Series F preferred stock dividends and dividends payable at $1.209375 per share year to date	—	—	—	—	—	—	—	—	(3,628)	—	(3,628)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,644)	(6,644)
Net income	—	—	—	—	—	—	—	174,114	—	7,189	181,303
Balance at September 30, 2018	4,600,000	$115,000	3,000,000	$75,000	228,247,062	$2,282	$2,726,523	$1,106,391	$(1,313,741)	$48,985	$2,760,440

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,303	$132,324
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	682	503
Gain on sale of assets, net	(68,740)	(52,736)
Loss on extinguishment of debt	—	4
Noncash interest on derivatives and capital lease obligations, net	(4,995)	4,883
Depreciation	108,744	118,069
Amortization of franchise fees and other intangibles	1,468	2,386
Amortization of deferred financing costs	2,240	1,734
Amortization of deferred stock compensation	6,938	6,188
Impairment loss	1,394	34,427
(Gain) loss on hurricane-related damage	(1,100)	201
Deferred income taxes, net	(1,100)	(13,628)
Changes in operating assets and liabilities:
Accounts receivable	(10,450)	(5,541)
Inventories	73	71
Prepaid expenses and other assets	750	(13)
Accounts payable and other liabilities	6,928	4,387
Accrued payroll and employee benefits	(4,599)	(2,883)
Net cash provided by operating activities	219,536	230,376
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	231,083	150,171
Disposition deposit	3,000	—
Proceeds from property insurance	1,100	—
Acquisitions of hotel property and other assets	(15,147)	(173,917)
Acquisitions of intangible assets	(18,516)	—
Renovations and additions to hotel properties and other assets	(125,854)	(81,470)
Payment for interest rate derivative	—	(19)
Net cash provided by (used in) investing activities	75,666	(105,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	45,125	79,407
Payment of common stock offering costs	(784)	(1,475)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(5,486)	(183,797)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(163,002)	(148,540)
Distributions to noncontrolling interest	(6,644)	(6,325)
Net cash used in financing activities	(135,028)	(24,536)
Net increase in cash and cash equivalents and restricted cash	160,174	100,605
Cash and cash equivalents and restricted cash, beginning of period	559,311	437,460
Cash and cash equivalents and restricted cash, end of period	$719,485	$538,065

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$650,691	$466,519
Restricted cash	68,794	71,546
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$719,485	$538,065

The Company paid the following amounts for interest and income taxes, during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$36,396	$32,587
Cash paid for income taxes	$571	$864

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the nine months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months Ended September 30,
	2018	2017
Increase (decrease) in accounts payable related to renovations and additions to hotel properties and other assets	$592	$(5,891)
Amortization of deferred stock compensation — construction activities	$284	$356
Dividends and distributions payable	$14,620	$14,474

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of September 30, 2018, the Company had interests in 24 hotels (the “24 hotels”), two of which were considered held for sale, leaving 22 hotels currently held for investment (the “22 hotels”). The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	9
Interstate Hotels & Resorts, Inc.	4	(1)
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Davidson Hotels & Resorts	1
HEI Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2018	24
(1)	The Hilton North Houston and the Marriott Houston (the “Houston hotels”), both located in Texas, were considered held for sale as of September 30, 2018, and subsequently sold on October 17, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 14, 2018.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Basic earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) attributable to common stockholders per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not anti-dilutive. Potential common shares consist of unvested restricted stock awards and the incremental common shares issuable upon the exercise of stock options (before their expiration in April 2018), using the more dilutive of either the two-class method or the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net income	$91,586	$17,082	$181,303	$132,324
Income from consolidated joint venture attributable to noncontrolling interest	(2,376)	(2,169)	(7,189)	(6,344)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Distributions paid on unvested restricted stock compensation	(59)	(59)	(177)	(179)
Undistributed income allocated to unvested restricted stock compensation	(385)	(2)	(689)	(440)
Numerator for basic and diluted income attributable to common stockholders	$85,558	$11,644	$163,626	$115,739
Denominator:
Weighted average basic and diluted common shares outstanding	227,068	224,142	225,538	221,140
Basic and diluted income attributable to common stockholders per common share	$0.38	$0.05	$0.73	$0.52

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options, as applicable, have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2018 and 2017, as their inclusion would have been anti-dilutive.

New Accounting Standards and Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which will require lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to today’s accounting. A lessee will be required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASU No. 2016-02 also eliminates existing real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. All entities will classify leases to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessors record on the balance sheet. ASU No. 2016-02 will become effective during the first quarter of 2019, and initially required a modified retrospective approach for leases that exist or are entered into after the date of initial application, with an option to use certain transition relief.

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU No. 2018-01”), which allows a company to elect a practical expedient regarding land easements. By electing this practical expedient, the Company will not be required to reassess whether a land easement not previously accounted for as a lease would now be a lease.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”) and Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”), both of which provide practical expedients that the Company intends to adopt. By adopting these practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. In addition, the Company intends to adopt the lessor practical expedient provided by ASU No. 2018-11 whereby lessors, by class of underlying asset, will not be required to separate nonlease components from the associated lease component, if certain conditions are met. The Company does not intend to elect the hindsight practical expedient.  ASU No. 2018-11 also adds a transition option to the new leases standard that allows entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative period presented in its financial statements. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. The Company is evaluating the impact that ASU No. 2016-02, as well as the FASB’s transition option, will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements in addition to a narrative description of the uncertainty of significant Level 3 fair value measurements as of the reporting date. ASU No. 2018-13 will become effective in the first quarter of 2020, with early adoption permitted of either the entire standard or only the provisions that eliminate or modify the requirements. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is applied prospectively. All other amendments should be applied retrospectively. The Company adopted ASU No. 2018-13 in its entirety in September 2018 with no impact to its consolidated financial statements.

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

At both September 30, 2018 and December 31, 2017, the noncontrolling interest reported in the Company’s financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Property and Equipment

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets, based on the Company’s expected investment horizon, are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment is recognized. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In computing fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations, the Company’s estimate of how long it will continue to own each property and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Trade receivables, net (1)	$20,445	$20,773
Contract liabilities (2)	$18,700	$13,454

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.

(2)

Contract liabilities consist of advance deposits, and are included in other current liabilities on the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $1.0 million and $12.5 million was recognized in revenue during the three and nine months ended September 30, 2018, respectively.

Segment Reporting

The Company considers each of its hotels to be an operating segment, none of which meets the threshold for a separate reportable segment. Currently, the Company operates in one reportable segment, hotel ownership.

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Land	$615,641	$605,054
Buildings and improvements	3,013,659	3,049,569
Furniture, fixtures and equipment	489,153	484,749
Intangible assets	55,994	48,371
Franchise fees	778	980
Construction in progress	76,041	54,280
Investment in hotel properties, gross	4,251,266	4,243,003
Accumulated depreciation and amortization	(1,177,644)	(1,136,937)
Investment in hotel properties, net	$3,073,622	$3,106,066

In May 2018, the Company paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that the Company had previously leased from an unaffiliated third party (the “Element”).

In May 2018 and August 2018, the Company paid a total of $0.1 million, including closing costs, to acquire three additional dry boat slips at the Oceans Edge Resort & Marina. Both the dry boat slips and the Element have indefinite useful lives, and, therefore, are not amortized. These non-amortizable intangible assets will be reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired.

In July 2018, the Company purchased the land underlying the JW Marriott New Orleans for $15.1 million, including closing costs. Prior to this purchase, the Company leased the land from an unaffiliated third party.

4. Disposals

Held for Sale

The Company classified the Houston hotels as held for sale at September 30, 2018, and subsequently sold the hotels in October 2018 (see Note 12). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the sale did not qualify as a discontinued operation. The Company classified the assets and liabilities of the Houston hotels as held for sale at September 30, 2018 as follows (in thousands):

September 30,
2018
Accounts receivable	$1,013
Inventories	149
Prepaid expenses	139
Investment in hotel properties, net	31,957
Other assets	54
Assets held for sale, net	$33,312

Accounts payable and accrued expenses	$628
Accrued payroll and employee benefits	892
Other current liabilities	1,920
Other liabilities	19
Liabilities of assets held for sale	$3,459

Disposals

In July 2018, the Company sold the Hyatt Regency Newport Beach, California, for net proceeds of $94.0 million, and recognized a net gain on the sale of $53.1 million. In January 2018, the Company sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, for net proceeds of $137.0 million. The Company recognized a net gain on the sale of $15.7 million. None of these sales qualified as a disposition of a business. In addition, none of the sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, none of these sales qualified as a discontinued operation.

The Company classified the assets and liabilities of both the Marriott Philadelphia and the Marriott Quincy as held for sale at December 31, 2017 as follows (in thousands):

December 31,
2017
Accounts receivable	$1,676
Prepaid expenses	193
Investment in hotel properties, net	120,916
Other assets	22
Assets held for sale, net	$122,807

Accounts payable and accrued expenses	$69
Other current liabilities	41
Other liabilities	79
Liabilities of assets held for sale	$189

The following table provides summary unaudited results of operations for the Hyatt Regency Newport Beach, the Marriott Philadelphia and the Marriott Quincy, all of which were sold in the first nine months of 2018, along with the Fairmont Newport Beach and the Marriott Park City, both of which were sold in 2017, which are included in continuing operations for their respective ownership periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$982	$24,005	$20,975	$77,750
Income before income taxes	$84	$4,391	$2,376	$13,250
Gain on sale of assets	$53,128	$—	$68,787	$45,474

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value of Financial Instruments

As of September 30, 2018 and December 31, 2017, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of September 30, 2018 and December 31, 2017, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

During the second quarter of 2018, the Company identified indicators of impairment due to continued weakness in the Houston market, and reviewed the Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable. As such, the Company recorded an impairment charge of $1.4 million on the Houston hotels, which is included in impairment loss on the Company’s consolidated statements of operations for the nine months ended September 30, 2018. The assets and liabilities of the Houston hotels have been classified by the Company as held for sale as of September 30, 2018 due to the sale of the hotels in October 2018 (see Note 12).

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2018 (unaudited):
Interest rate cap derivatives	$1	$—	$1	$—
Interest rate swap derivatives	8,540	—	8,540	—
Life insurance policy (1)	405	—	405	—
Total assets measured at fair value at September 30, 2018	$8,946	$—	$8,946	$—
December 31, 2017:
Houston hotels, net	$34,473	$—	—	$34,473
Interest rate cap derivatives	4	—	4	—
Interest rate swap derivatives	3,390	—	3,390	—
Life insurance policy (1)	645	—	645	—
Total assets measured at fair value at December 31, 2017	$38,512	$—	$4,039	$34,473

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

September 30, 2018 (unaudited):
Retirement benefit agreement (1)	$405	$—	$405	$—
Total liabilities measured at fair value at September 30, 2018	$405	$—	$405	$—

December 31, 2017:
Retirement benefit agreement (1)	$645	$—	$645	$—
Total liabilities measured at fair value at December 31, 2017	$645	$—	$645	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. The Company has paid the former associate a total of $1.6 million through September 30, 2018, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2018 (unaudited) and December 31, 2017 (in thousands):

							Estimated Fair Value of Assets
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2018	2017
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$108,401	$—	$—
Hilton San Diego Bayfront (1)	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	1	4
$85.0 million term loan (2)	Swap	3.391%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	4,179	2,010
$100.0 million term loan (3)	Swap	3.653%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	4,361	1,380
							$8,541	$3,394

(1)

In November 2017, the Company refinanced the existing loan secured by the Hilton San Diego Bayfront. Coterminous with the loan refinance, the Company purchased a new interest rate cap agreement with a strike rate of 6.0% and an expiration date in December 2020. The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both September 30, 2018 and December 31, 2017.

(2)

The fair value of the $85.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both September 30, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.591%.

(3)

The fair value of the $100.0 million term loan swap agreement is included in other assets, net on the Company’s consolidated balance sheets as of both September 30, 2018 and December 31, 2017. The 1-month LIBOR rate was swapped to a fixed rate of 1.853%.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in (decreases) increases to interest expense for the three and nine months ended September 30, 2018 and 2017 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Noncash interest on derivatives	$(870)	$(44)	$(5,147)	$305

Fair Value of Debt

As of September 30, 2018 and December 31, 2017, 77.7% and 77.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2018 (unaudited) and December 31, 2017 were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$984,916	$985,938	$990,402	$997,922

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Property and equipment, net	$8,591	$584
Goodwill	990	990
Deferred expense on straight-lined third-party tenant leases	3,211	3,351
Deferred income tax asset	10,600	9,492
Interest rate derivatives	8,541	3,394
Other receivables	1,550	3,136
Other	1,012	1,370
Total other assets, net	$34,495	$22,317

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both September 30, 2018 and December 31, 2017.	$339,916	$345,402
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 3.391% based on the Company's current leverage (see Note 12). Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 180 to 255 basis points over LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.653% based on the Company's current leverage (see Note 12). Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$984,916	$990,402

Current portion of notes payable	$7,857	$7,420
Less: current portion of deferred financing costs	(1,944)	(1,943)
Carrying value of current portion of notes payable	$5,913	$5,477

Notes payable, less current portion	$977,059	$982,982
Less: long-term portion of deferred financing costs	(4,245)	(5,700)
Carrying value of notes payable, less current portion	$972,814	$977,282

In October 2018, the Company amended its credit facility and modified the terms of its two unsecured term loans (see Note 12).

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest expense on debt and capital lease obligations	$11,619	$11,897	$34,364	$34,724
Noncash interest on derivatives and capital lease obligations, net	(818)	4,534	(4,995)	4,883
Amortization of deferred financing costs	748	577	2,240	1,734
Total interest expense	$11,549	$17,008	$31,609	$41,341

8. Other Current Liabilities and Other Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Property, sales and use taxes payable	$18,973	$17,842
Income tax payable	104	160
Accrued interest	4,286	6,746
Advance deposits	18,700	13,454
Management fees payable	786	1,952
Other	4,541	4,348
Total other current liabilities	$47,390	$44,502

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Deferred revenue	$5,404	$5,589
Deferred rent	21,986	19,582
Deferred income tax liability	265	257
Other	3,326	3,561
Total other liabilities	$30,981	$28,989

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During the second quarter of 2018, the Company issued 2,590,854 shares of its common stock in connection with the ATM Agreements, bringing its total common shares issued under the ATM Agreements to 7,467,709. Through September 30, 2018, the Company has received gross proceeds of $124.5 million from its ATM common stock issuances and paid $2.3 million in costs, leaving $175.5 million available for sale under the ATM Agreements,

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of September 30, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan generally vest over periods from three to four years from the date of grant.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2018 and 2017 were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Amortization expense, including forfeitures	$2,073	$1,848	$6,938	$6,188

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. These capitalized costs totaled $0.1 million during both the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and expired in April 2018. The Options were not exercised prior to their expiration date, and the Company currently has no outstanding stock options.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.0% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three and nine months ended September 30, 2018 and 2017 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic management fees	$7,879	$8,432	$24,225	$25,269
Incentive management fees	1,339	1,172	6,187	5,525
Total basic and incentive management fees	$9,218	$9,604	$30,412	$30,794

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

Total license and franchise fees incurred by the Company during the three and nine months ended September 30, 2018 and 2017 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Franchise assessments (1)	$6,501	$6,839	$19,633	$19,941
Franchise royalties	2,666	2,592	7,348	7,426
Total franchise costs	$9,167	$9,431	$26,981	$27,367

(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2018, the Company had various contracts outstanding with third parties in connection with the renovation and repositioning of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2018 totaled $72.9 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease which expires in December 2097. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease.

The Company determined that the ground lease at the Courtyard by Marriott Los Angeles is a capital lease due to the lease containing a future bargain purchase right option, which the Company will likely exercise as the economic disincentive for continuing to lease the property would be significant.

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	6,605
Gross capital lease assets	65,404	65,404
Accumulated depreciation	(9,310)	(8,208)
Net capital lease assets	$56,094	$57,196

Ground, Building and Air Leases

Total rent expense incurred pursuant to ground, building and air lease agreements for the three and nine months ended September 30, 2018 and 2017 was included in property tax, ground lease and insurance on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Minimum rent, including straight-line adjustments	$1,495	$2,124	$5,756	$6,804
Percentage rent (1)	1,897	1,901	5,537	5,241
Total	$3,392	$4,025	$11,293	$12,045

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts, the greater Washington DC area and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of September 30, 2018, 17 of the 22 hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue

California	6	30%	33%
Hawaii	1	5%	10%
Illinois	3	10%	8%
Massachusetts	2	13%	14%
Greater Washington DC area	3	16%	14%
Florida	2	9%	9%

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

At September 30, 2018, the Company had $0.5 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2018.

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

12. Subsequent Events

On October 17, 2018, the Company sold the Houston hotels to an unaffiliated third-party for gross proceeds of $33.0 million. The hotels were classified as held for sale at September 30, 2018, but did not qualify as a discontinued operation as the sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets.

On October 17, 2018, the Company amended its credit facility agreement and repriced its two unsecured term loans. The amended credit facility agreement provides for a $500 million unsecured revolving credit facility, a $100 million increase from the previous credit facility. In addition, the Company has the right to increase the amount of the revolving credit facility, or to add term loans, up to an aggregate commitment of $800 million. Under the terms of the amendment, the interest rate pricing grid for the credit facility has been reduced from a range of 155 to 230 basis points over LIBOR to a range of 140 to 225 basis points over LIBOR, and the credit facility’s maturity date has been extended from April 2019 to April 2023. The amendment also reprices the term loans, which bear interest pursuant to a leverage-based pricing grid, from the previous range of 1.80% to 2.55% over the applicable LIBOR to a range of 1.35% to 2.20% over the applicable LIBOR. The Company entered into interest rate derivative agreements to fix the applicable LIBOR for the full duration of the loans. The spread to LIBOR may vary depending on the Company’s overall leverage as defined by its credit agreement. Based on the Company’s current leverage, the interest rate of the $85.0 million term loan has been reduced from 3.391% under the previous agreement to 2.941% under the current agreement, and the interest rate of the $100.0 million term loan has been reduced from 3.653% under the previous agreement to 3.203% under the current agreement. The maturity dates for both term loans remain unchanged.

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

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for five of the 22 hotels held for investment as of September 30, 2018;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

We own primarily high-quality urban and resort hotels in the United States. As of September 30, 2018, we had interests in 24 hotels, including both the Hilton North Houston and the Marriott Houston (the “Houston hotels”) which we classified as held for sale and subsequently sold in October 2018, leaving 22 hotels currently held for investment (the “22 hotels”). Of the 22 hotels, we classify 19 as upper upscale, two as upscale and one as luxury as defined by Smith Travel Research, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 22 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers. We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands and well-known independent hotels.

We seek to own Long-Term Relevant Real Estate, specifically, hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of September 30, 2018, the hotels comprising our 22 hotel portfolio average 508 rooms in size.

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of Long-Term Relevant Real Estate in the hospitality sector. Long-Term Relevant Real Estate consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are relevant today and will remain relevant for generations to come. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

In May 2018 and August 2018, we paid a total of $0.1 million, including closing costs, to acquire three additional dry boat slips at the Oceans Edge Resort & Marina.

In July 2018, we sold the Hyatt Regency Newport Beach for net proceeds of $94.0 million, and recognized a net gain on the sale of $53.1 million. The sale of the hotel did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the sale did not qualify as a discontinued operation. Also in July 2018, we purchased the land underlying the JW Marriott New Orleans for $15.1 million, including closing costs. Prior to this purchase, we leased the land from an unaffiliated third party. The acquisition of the land eliminates approximately $0.6 million of annual ground lease expense.

In October 2018, we sold the Houston hotels for gross proceeds of $33.0 million. The sale of the hotels did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the sale did not qualify as a discontinued operation.

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space leased by third parties and any performance guarantee payments.

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

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related costs, amortization of deferred stock compensation, business acquisition and due diligence costs, legal expenses, association, contract and professional fees, board of director costs, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary costs;

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

•

Impairment loss, which includes the charges we have recognized to reduce the carrying values of the Houston hotels on our balance sheet to their fair values in association with our impairment evaluations.

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

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and capital lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any costs incurred;

•

Gain on sale of assets, which includes the gains we recognized on our sales of the Marriott Philadelphia and the Marriott Quincy in January 2018, the Hyatt Regency Newport Beach in July 2018, the Fairmont Newport Beach in February 2017, and the Marriott Park City in June 2017 as none of these sales qualified as a discontinued operation;

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of the 22 hotels, and includes both our ownership and prior ownership results for the Oceans Edge Resort & Marina acquired in July 2017. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information;

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

•

Demand. The demand for lodging generally fluctuates with the overall economy. In 2017, Comparable Portfolio RevPAR, excluding the Oceans Edge Resort & Marina which opened in January 2017, increased 4.1% as compared to 2016, with a 90 basis point increase in occupancy. Our third quarter and year-to-date Comparable Portfolio RevPAR, which were impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Four Renovation Hotels”), increased 3.7% and 1.9%, respectively, in 2018 as compared to the same periods in 2017. Occupancy decreased 90 basis points during both the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

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

With respect to improving RevPAR index, we continue to work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 30 basis points during the first nine months of 2018 as compared to the same period in 2017. The increase in our Comparable Portfolio RevPAR index was primarily due to increases in the RevPAR index at the Wailea Beach Resort post-repositioning, at the Oceans Edge Resort & Marina as the hotel ramped up after its January 2017 opening, and at the Marriott Tysons Corner due to increased room rates. These increases were partially offset by decreases in the RevPAR index at the Four Renovation Hotels and at the Courtyard by Marriott Los Angeles Airport due to new supply and recently renovated area hotels.

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

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2018	2017	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$207,657	$215,768	$(8,111)	(3.8)%
Food and beverage	63,911	68,821	(4,910)	(7.1)%
Other operating	17,740	19,320	(1,580)	(8.2)%
Total revenues	289,308	303,909	(14,601)	(4.8)%
OPERATING EXPENSES
Hotel operating	166,121	174,947	(8,826)	(5.0)%
Other property-level expenses	31,580	34,511	(2,931)	(8.5)%
Corporate overhead	7,360	7,233	127	1.8%
Depreciation and amortization	36,159	39,719	(3,560)	(9.0)%
Impairment loss	—	34,427	(34,427)	(100.0)%
Total operating expenses	241,220	290,837	(49,617)	(17.1)%
Operating income	48,088	13,072	35,016	267.9%
Interest and other income	2,592	1,027	1,565	152.4%
Interest expense	(11,549)	(17,008)	5,459	32.1%
Gain on sale of assets	53,128	—	53,128	100.0%
Income (loss) before income taxes and discontinued operations	92,259	(2,909)	95,168	3,271.5%
Income tax (provision) benefit, net	(673)	12,991	(13,664)	(105.2)%
Income from continuing operations	91,586	10,082	81,504	808.4%
Income from discontinued operations	—	7,000	(7,000)	(100.0)%
NET INCOME	91,586	17,082	74,504	436.2%
Income from consolidated joint venture attributable to noncontrolling interest	(2,376)	(2,169)	(207)	(9.5)%
Preferred stock dividends	(3,208)	(3,208)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$86,002	$11,705	$74,297	634.7%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2018	2017	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$608,237	$629,788	$(21,551)	(3.4)%
Food and beverage	217,469	222,943	(5,474)	(2.5)%
Other operating	52,495	50,717	1,778	3.5%
Total revenues	878,201	903,448	(25,247)	(2.8)%
OPERATING EXPENSES
Hotel operating	507,181	516,313	(9,132)	(1.8)%
Other property-level expenses	101,005	105,015	(4,010)	(3.8)%
Corporate overhead	22,056	21,585	471	2.2%
Depreciation and amortization	110,181	120,051	(9,870)	(8.2)%
Impairment loss	1,394	34,427	(33,033)	(96.0)%
Total operating expenses	741,817	797,391	(55,574)	(7.0)%
Operating income	136,384	106,057	30,327	28.6%
Interest and other income	7,049	2,597	4,452	171.4%
Interest expense	(31,609)	(41,341)	9,732	23.5%
Loss on extinguishment of debt	—	(4)	4	100.0%
Gain on sale of assets	68,787	45,474	23,313	51.3%
Income before income taxes and discontinued operations	180,611	112,783	67,828	60.1%
Income tax benefit	692	12,541	(11,849)	(94.5)%
Income from continuing operations	181,303	125,324	55,979	44.7%
Income from discontinued operations	—	7,000	(7,000)	(100.0)%
NET INCOME	181,303	132,324	48,979	37.0%
Income from consolidated joint venture attributable to noncontrolling interest	(7,189)	(6,344)	(845)	(13.3)%
Preferred stock dividends	(9,622)	(9,622)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$164,492	$116,358	$48,134	41.4%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio.

	Three Months Ended September 30,
	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	86.1%	$229.31	$197.44	87.0%	$218.82	$190.37	(90)	bps	4.8%	3.7%

	Nine Months Ended September 30,
	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	84.0%	$227.00	$190.68	84.9%	$220.37	$187.09	(90)	bps	3.0%	1.9%

Room revenue. Room revenue decreased $8.1 million, or 3.8%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The decrease in room revenue during the third quarter of 2018 as compared to the same period in 2017 was primarily due to our sales of both the Marriott Philadelphia and the Marriott Quincy in January 2018, and the Hyatt Regency Newport Beach in July 2018 (the “Three Sold Hotels”). The sales of the Three Sold Hotels caused room revenue to decrease by $15.2 million in the third quarter of 2018 as compared to the same period in 2017.

Room revenue generated by the same 23 hotels we owned during both the third quarters of 2018 and 2017 (our “Existing Portfolio”) increased $5.4 million during the third quarter of 2018 as compared to the same period in 2017 due to a $9.4 million increase in ADR partially offset by a $4.0 million decrease in occupancy. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Embassy Suites Chicago	Houston hotels
Embassy Suites La Jolla	Los Angeles International Airport hotels
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Renaissance Washington DC
Hilton San Diego Bayfront
Hyatt Centric Chicago Magnificent Mile
Hyatt Regency San Francisco
JW Marriott New Orleans
Marriott Tysons Corner
Wailea Beach Resort

The decrease in our Existing Portfolio’s occupancy during the third quarter of 2018 as compared to the same period in 2017 was caused by 12,238 fewer group room nights, combined with 5,959 fewer transient room nights. The overall net decreases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Embassy Suites La Jolla	Boston Park Plaza
Hilton San Diego Bayfront	Houston hotels
Wailea Beach Resort	Hyatt Regency San Francisco
Marriott Portland
Renaissance Washington DC
Renaissance Westchester

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Embassy Suites La Jolla
Houston hotels	Hilton San Diego Bayfront
Hyatt Regency San Francisco	JW Marriott New Orleans (1)
Marriott Tysons Corner

(1)

Occupancy was negatively impacted during the third quarter of 2018 as compared to the same period in 2017 by a room renovation at the JW Marriott New Orleans. During the third quarter of 2018, a total of 4,447 room nights were out of service at the hotel, displacing approximately $0.7 million in room revenue based on the hotel achieving a potential 71.9% occupancy rate and RevPAR of $114.22 without the renovation.

Room revenue generated by the Oceans Edge Resort & Marina, which we purchased in July 2017, increased $1.7 million during the third quarter of 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, room revenue decreased $21.6 million, or 3.4%, as compared to the nine months ended September 30, 2017 as follows:

The decrease in room revenue during the first nine months of 2018 as compared to the same period in 2017 was primarily due to our sales of both the Marriott Philadelphia and the Marriott Quincy in January 2018, the Hyatt Regency Newport Beach in July 2018, the Fairmont Newport Beach in February 2017, and the Marriott Park City in June 2017 (the “Five Sold Hotels”). The sales of the Five Sold Hotels caused room revenue to decrease by $38.1 million in the first nine months of 2018 as compared to the same period in 2017.

Partially offsetting this decrease, the Oceans Edge Resort & Marina increased our room revenue by $9.4 million during the first nine months of 2018 as compared to the same period in 2017.

In addition, room revenue generated by our Existing Portfolio increased $7.2 million during the first nine months of 2018 as compared to the same period in 2017 due to a $15.1 million increase in ADR partially offset by a $7.9 million decrease in occupancy. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Embassy Suites Chicago	Houston hotels
Embassy Suites La Jolla	Los Angeles International Airport hotels
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Renaissance Washington DC
Hilton San Diego Bayfront
Hilton Times Square
Hyatt Centric Chicago Magnificent Mile
Hyatt Regency San Francisco
Marriott Boston Long Wharf
Marriott Tysons Corner
New Orleans hotels
Wailea Beach Resort

The decrease in our Existing Portfolio’s occupancy during the first nine months of 2018 as compared to the same period in 2017 was caused by 50,043 fewer group room nights, partially offset by 13,764 more transient room nights. The overall net decreases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Embassy Suites La Jolla	Boston Park Plaza
Hilton San Diego Bayfront	Houston hotels
Renaissance Orlando at SeaWorld®	Hyatt Regency San Francisco (1)
Wailea Beach Resort	JW Marriott New Orleans (1)
Marriott Boston Long Wharf (1)
Renaissance Harborplace
Renaissance Washington DC

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Hilton New Orleans
Chicago hotels	Hilton San Diego Bayfront
Hyatt Regency San Francisco (1)	JW Marriott New Orleans (1)
Houston hotels	Marriott Boston Long Wharf (1)
Renaissance Long Beach	Marriott Tysons Corner
Renaissance Westchester	Renaissance Los Angeles Airport (1)
Wailea Beach Resort	Renaissance Orlando at SeaWorld®

(1)

Occupancy was negatively impacted during the first nine months of 2018 as compared to the same period in 2017 by the Four Renovation Hotels. During the first nine months of 2018, a total of 36,324 room nights were out of service at these four hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a combined potential 85.3% occupancy rate and RevPAR of $206.85 without the renovations.

Food and beverage revenue. Food and beverage revenue decreased $4.9 million, or 7.1%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The Three Sold Hotels caused food and beverage revenue to decrease by $6.5 million in the third quarter of 2018 as compared to the same period in 2017.

Food and beverage revenue generated by our Existing Portfolio increased $1.2 million during the third quarter of 2018 as compared to the same period in 2017 primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Hilton San Diego Bayfront	Boston Park Plaza
Renaissance Orlando at SeaWorld®	Hilton North Houston
Wailea Beach Resort	Hyatt Centric Chicago Magnificent Mile
Hyatt Regency San Francisco
JW Marriott New Orleans (1)
Marriott Boston Long Wharf
Marriott Portland
Renaissance Harborplace
Renaissance Los Angeles Airport

Outlet Revenue
Increases	Decreases
Hilton San Diego Bayfront	Hyatt Regency San Francisco
Marriott Boston Long Wharf	JW Marriott New Orleans (1)
Renaissance Washington DC
Wailea Beach Resort

(1)	Renovation-related disruption negatively impacted food and beverage revenue during the third quarter of 2018.

In addition, food and beverage revenue at the Oceans Edge Resort & Marina increased $0.4 million during the third quarter of 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, food and beverage revenue decreased $5.5 million, or 2.5%, as compared to the nine months ended September 30, 2017 as follows:

The Five Sold Hotels caused food and beverage revenue to decrease by $16.3 million in the first nine months of 2018 as compared to the same period in 2017.

Food and beverage revenue generated by our Existing Portfolio increased $9.2 million during the first nine months of 2018 as compared to the same period in 2017 primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza	Hilton North Houston
Hilton San Diego Bayfront	Hyatt Centric Chicago Magnificent Mile
Hyatt Regency San Francisco (1)	JW Marriott New Orleans (1)
Renaissance Los Angeles Airport (1)	Marriott Boston Long Wharf (1)
Renaissance Orlando at SeaWorld®	Renaissance Harborplace
Renaissance Washington DC
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Hilton North Houston	Hyatt Regency San Francisco (1)
Hilton San Diego Bayfront	JW Marriott New Orleans (1)
Renaissance Long Beach	Marriott Boston Long Wharf (1)
Renaissance Orlando at SeaWorld®	Renaissance Washington DC
Wailea Beach Resort

(1)	Renovation-related disruption negatively impacted food and beverage revenue during the first nine months of 2018.

In addition, the Oceans Edge Resort & Marina increased our food and beverage revenue by $1.6 million during the first nine months of 2018 as compared to the same period in 2017.

Other operating revenue. Other operating revenue decreased $1.6 million, or 8.2%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The Three Sold Hotels caused other operating revenue to decrease by $1.4 million in the third quarter of 2018 as compared to the same period in 2017.

Other operating revenue in our Existing Portfolio decreased $0.9 million during the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to decreased cancellation revenue at the Houston hotels, which collected Hurricane Harvey-related fees in the third quarter of 2017. In addition, other operating revenue in our Existing Portfolio decreased due to reductions in telephone/internet revenue, commissions and other miscellaneous revenues. These decreases were partially offset by increased facility fees, parking revenue, attrition revenue and tenant lease revenue.

Other operating revenue at the Oceans Edge Resort & Marina increased $0.7 million during the third quarter of 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, other operating revenue increased $1.8 million, or 3.5%, as compared to the nine months ended September 30, 2017 as follows:

The Oceans Edge Resort & Marina increased our other operating revenue by $3.6 million during the first nine months of 2018, including $0.8 million in business interruption proceeds recognized during the first quarter related to Hurricane Irma, which negatively impacted the hotel during the third and fourth quarters of 2017.

Other operating revenue in our Existing Portfolio increased $0.6 million during the first nine months of 2018 as compared to the same period in 2017, primarily due to increased facility fees, parking revenue, attrition revenue and tenant lease revenue. These increases were partially offset by decreased cancellation revenue at the Houston hotels as noted above in the discussion regarding the third quarter, along with decreased telephone/internet revenue, commissions and other miscellaneous revenues.

The Five Sold Hotels caused other operating revenue to decrease by $2.4 million in the first nine months of 2018 as compared to the same period in 2017.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $8.8 million, or 5.0%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The Three Sold Hotels caused hotel operating expenses to decrease by $13.2 million in the third quarter of 2018 as compared to the same period in 2017.

Hotel operating expenses in our Existing Portfolio increased $3.8 million during the three months ended September 30, 2018 as compared to the same period in 2017. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the third quarter of 2018 as compared to the same period in 2017 due to the following increased expenses: utilities due to increased electricity rates and higher occupancy at some of our hotels; franchise costs due to increased revenues; property taxes due to increased rates and assessments received at several of our hotels; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. Slightly offsetting these increases, the following expenses decreased: advertising and promotion, particularly at the Wailea Beach Resort as the hotel incurred additional expenses during the third quarter of 2017 to promote the hotel post-repositioning; repairs and maintenance due to $1.0 million in hurricane-related restoration expenses recorded for the Houston hotels and the Renaissance Orlando at SeaWorld® during the third quarter of 2017; building space rent expense at the Renaissance Washington DC due to our purchase of the Element in May 2018; ground lease expense at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018; and common area maintenance expense due to a year-over-year reduction in expense at the Hyatt Centric Chicago Magnificent Mile. Our purchases of the Element in May 2018 and the land underlying the JW Marriott New Orleans in July 2018 will decrease our future quarterly ground and building space rent expense by approximately $0.5 million.

In addition, hotel operating expenses at the Oceans Edge Resort & Marina increased $0.6 million during the third quarter of 2018 as compared to the same period in 2017, primarily due to the corresponding increases in room revenue and food and beverage revenue. Partially offsetting the increased hotel operating expenses, repairs and maintenance expense decreased at the Oceans Edge Resort & Marina during the third quarter of 2018 as compared to the same period in 2017 as we recorded $0.7 million in hurricane-related restoration expenses during the third quarter of 2017.

For the nine months ended September 30, 2018, hotel operating expenses decreased $9.1 million, or 1.8%, as compared to the nine months ended September 30, 2017 as follows:

The Five Sold Hotels caused hotel operating expenses to decrease by $32.7 million in the first nine months of 2018 as compared to the same period in 2017.

Hotel operating expenses in our Existing Portfolio increased $17.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017. This increase is primarily related to the corresponding increases in room revenue, and food and beverage revenue. In addition, hotel operating expenses in our Existing Portfolio increased in the first nine months of 2018 as compared to the same period in 2017 due to the following increased expenses: repairs and maintenance due to increased payroll and related costs in this department as well as increased contract and professional services, employee safety, landscaping, plumbing, heating and waste removal; utilities due to a cold winter affecting our Midwest and East Coast hotels, along with increased electricity rates and higher occupancy at some of our hotels; franchise costs due to increased revenues; property taxes due to increased assessments received at several of our hotels; ground lease percentage rent at the Hilton San Diego Bayfront due to higher revenues at the hotel; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. These increases were partially offset by the following decreased expenses: advertising and promotion, particularly at the Wailea Beach Resort as the prior year included additional costs to promote the hotel post-repositioning; hurricane-related restoration expenses included in repairs and maintenance as the prior year included $1.0 million in expenses recorded for the Houston hotels and the Renaissance Orlando at SeaWorld®; building space rent expense at the Renaissance Washington DC due to our purchase of the Element in May 2018; ground lease expense at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018; and common area maintenance expense due to a year-over-year reduction in expense at the Hyatt Centric Chicago Magnificent Mile. Our purchases of the Element in May 2018 and the land underlying the JW Marriott New Orleans in July 2018 will decrease our future annual ground and building space rent expense by approximately $1.9 million.

The Oceans Edge Resort & Marina increased our hotel operating expenses by $6.4 million during the first nine months of 2018, primarily due to the corresponding increases in room revenue and food and beverage revenue. Partially offsetting the increased hotel operating expenses, repairs and maintenance expense decreased at the Oceans Edge Resort & Marina during the first nine months of 2018 as compared to the same period in 2017 as we recorded $0.1 million in hurricane-related restoration expenses year-to-date in 2018 and $0.7 million in hurricane-related restoration expenses during the same period in 2017.

Other property-level expenses.  Other property-level expenses decreased $2.9 million, or 8.5%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The Three Sold Hotels caused other property-level expenses to decrease by $2.8 million in the third quarter of 2018 as compared to the same period in 2017.

Other property-level expenses in our Existing Portfolio decreased $0.4 million in the third quarter of 2018 as compared to the same period in 2017, primarily due to a $1.1 million rebate received from Marriott during the third quarter of 2018 related to its sale of a hospitality procurement supply company, combined with decreased credit and collection expenses. These decreases were partially offset by increases in the following expenses caused by higher revenue: payroll and related costs; basic and incentive management fees; and employee relations, recruitment and training.

Other property-level expenses at the Oceans Edge Resort & Marina increased $0.2 million during the third quarter of 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, other property-level expenses decreased $4.0 million, or 3.8%, as compared to the nine months ended September 30, 2017 as follows:

The Five Sold Hotels caused other property-level expenses to decrease by $6.2 million in the first nine months of 2018 as compared to the same period in 2017.

Other property-level expenses in our Existing Portfolio increased $0.8 million in the first nine months of 2018 as compared to the same period in 2017, primarily due to increases in the following expenses caused by higher revenue: payroll and related costs; basic and incentive management fees; and credit and collection expenses. These increases were partially offset by a decrease in supplies resulting from a $1.1 million rebate received from Marriott during the third quarter of 2018 related to its sale of a hospitality procurement supply company.

The Oceans Edge Resort & Marina increased our other property-level expenses by $1.4 million during the first nine months of 2018 as compared to the same period in 2017.

Corporate overhead expense.  Corporate overhead expense increased $0.1 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased deferred stock compensation and office rent, partially offset by decreased donations and due diligence costs.

Corporate overhead expense increased $0.5 million, or 2.2%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased payroll and related costs, deferred stock compensation and office rent, partially offset by decreased donations, due diligence costs, employee recruitment expenses and sales tax audit expenses.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $3.6 million, or 9.0%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as follows:

The Three Sold Hotels caused depreciation and amortization to decrease by $2.7 million in the third quarter of 2018 as compared to the same period in 2017.

Depreciation and amortization expense in our Existing Portfolio decreased $0.8 million in the third quarter of 2018 as compared to the same period in 2017, due to assets being fully depreciated, along with a write-down of assets at our Houston hotels during the third and fourth quarters of 2017. In addition, intangible assets consisting of advanced deposits related to our purchases of the Boston Park Plaza and the Wailea Beach Resort were fully amortized in June 2018 and July 2018, respectively. These decreases were partially offset by increased depreciation and amortization at our newly renovated hotels.

Depreciation and amortization at the Oceans Edge Resort & Marina remained relatively flat during the third quarter of 2018 as compared to the same period in 2017.

For the nine months ended September 30, 2018, depreciation and amortization expense decreased $9.9 million, or 8.2%, as compared to the nine months ended September 30, 2017 as follows:

The Five Sold Hotels caused depreciation and amortization to decrease by $7.0 million in the first nine months of 2018 as compared to the same period in 2017.

Depreciation and amortization expense in our Existing Portfolio decreased $4.4 million in the first nine months of 2018 as compared to the same period in 2017, due to the same reasons noted above in the discussion regarding the third quarter.

The Oceans Edge Resort & Marina increased our depreciation and amortization by $1.5 million during the first nine months of 2018 as compared to the same period in 2017.

Impairment loss.  Impairment loss totaled zero and $1.4 million for the three and nine months ended September 30, 2018, respectively, and $34.4 million for both the three and nine months ended September 30, 2017. During the second quarter of 2018 and the third quarter of 2017, we recorded impairment losses of $1.4 million and $34.4 million, respectively, on our Houston hotels due to weakness in the Houston market.

Interest and other income.  Interest and other income increased $1.6 million, or 152.4%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. During the third quarter of 2018, we recognized $2.6 million in interest and miscellaneous income. During the third quarter of 2017, we recognized $1.0 million in interest and miscellaneous income.

Interest and other income increased $4.5 million, or 171.4%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. During the first nine months of 2018, we recognized $5.8 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for Hurricane-related property damage at our Houston hotels and $0.1 million in energy rebates due to energy efficient renovations at our hotels. During the first nine months of 2017, we recognized $2.1 million in interest and miscellaneous income, and $0.2 million in energy rebates. In addition, we recognized $0.3 million in earn-out proceeds related to the Royal Palm Miami Beach, which we sold in 2011.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on debt and capital lease obligations	$11,619	$11,897	$34,364	$34,724
Noncash interest on derivatives and capital lease obligations, net	(818)	4,534	(4,995)	4,883
Amortization of deferred financing costs	748	577	2,240	1,734
	$11,549	$17,008	$31,609	$41,341

Interest expense decreased $5.5 million, or 32.1%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and decreased $9.7 million, or 23.5%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as follows:

Interest expense on our debt and capital lease obligations decreased $0.3 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 as a result of lower balances due to monthly amortization, a loan repayment during 2017 and lower interest on our variable rate debt. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to our issuance of the Senior Notes in January 2017, as well as due to the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017.

Noncash interest on derivatives and capital lease obligations, net decreased $5.4 million and $9.9 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The noncash changes in the fair market values of our derivatives decreased interest expense $0.8 million and $5.5 million during the third quarter and first nine months of 2018, respectively, as compared to the same periods in 2017. In addition, the noncash interest on our capital lease obligations decreased by $4.5 million and $4.4 million during the three and nine months ended September 30, 2018, respectively, due to our reclassification of the Courtyard by Marriott Los Angeles ground lease to a capital lease in the third quarter of 2017.

Finally, amortization of deferred financing costs increased interest expense by $0.2 million and $0.5 million during the third quarter and first nine months of 2018, respectively, as compared to the same periods in 2017 due to additional costs incurred on our refinancing of the debt secured by the Hilton San Diego Bayfront in November 2017.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.2% and 4.3% at September 30, 2018 and 2017, respectively. Approximately 77.7% and 77.8% of our outstanding notes payable had fixed interest rates at September 30, 2018 and 2017, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt totaled zero for both the three months ended September 30, 2018 and 2017, and zero and $4,000 for the nine months ended September 30, 2018 and 2017, respectively. During the first nine months of 2017, we recognized a loss of $4,000 related to our repayment of debt secured by the Marriott Boston Long Wharf.

Gain on sale of assets. Gain on sale of assets totaled $53.1 million and $68.8 million for the three and nine months ended September 30, 2018, respectively, and zero and $45.5 million for the three and nine months ended September 30, 2017, respectively. During the first nine months of 2018, we recognized a $53.1 million net gain on the July 2018 sale of the Hyatt Regency Newport Beach, and a $15.7 million net gain on the January 2018 sale of the Marriott Philadelphia and the Marriott Quincy. During the first nine months of 2017, we recognized a $1.2 million net gain on the June 2017 sale of the Marriott Park City, and a $44.3 million net gain on the February 2017 sale of the Fairmont Newport Beach. None of these sales qualified as a discontinued operation.

Income tax (provision) benefit, net. Income tax (provision) benefit, net totaled a provision of $0.7 million and a benefit of $0.7 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, income tax (provision) benefit, net totaled benefits of $13.0 million and $12.5 million, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, the REIT and Operating Partnership may also be subject to various state and local income taxes.

Our earnings are seasonal, resulting in quarterly fluctuations in our net operating losses. Accordingly, during the three and nine months ended September 30, 2018, we recognized a deferred income tax provision of $0.7 million and a deferred income tax benefit of $1.1 million, respectively, related to changes primarily in our net operating loss deferred tax assets. In addition, during the third quarter of 2018, we slightly reduced our combined federal and state income tax expense based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities, resulting in $0.4 million of expense recognized during the nine months ended September 30, 2018.

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

Income from discontinued operations.  Income from discontinued operations totaled zero for both the three and nine months ended September 30, 2018, and $7.0 million for both the three and nine months ended September 30, 2017. During the third quarter of 2017, we recognized an additional $7.0 million gain related to our 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $2.4 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively. Our net income for the three and nine months ended September 30, 2018 and 2017 includes 100% of the net income generated by the entity that owns the Hilton San Diego Bayfront. The third-party’s 25.0% ownership interest in the entity that owns the Hilton San Diego Bayfront earned net income of $2.4 million and $2.2 million during the third quarters of 2018 and 2017, respectively, and $7.2 million and $6.3 million during the first nine months of 2018 and 2017, respectively.

Preferred stock dividends.  Preferred stock dividends were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series E preferred stock	$1,998	$1,998	5,994	5,994
Series F preferred stock	1,210	1,210	3,628	3,628
	$3,208	$3,208	$9,622	$9,622

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our hotel portfolio for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$91,586	$17,082	$181,303	$132,324
Operations held for investment:
Depreciation and amortization	36,159	39,719	110,181	120,051
Amortization of lease intangibles	(98)	63	28	189
Interest expense	11,549	17,008	31,609	41,341
Income tax provision (benefit), net	673	(12,991)	(692)	(12,541)
(Gain) loss on sale of assets, net	(53,077)	14	(68,740)	(45,736)
Impairment loss	—	34,427	1,394	34,427
EBITDAre	86,792	95,322	255,083	270,055

Operations held for investment:
Amortization of deferred stock compensation	2,073	1,848	6,938	6,188
Amortization of favorable and unfavorable contracts, net	(2)	20	3	215
Noncash ground rent	(287)	(281)	(860)	(841)
Capital lease obligation interest — cash ground rent	(590)	(575)	(1,768)	(1,277)
Loss on extinguishment of debt	—	—	—	4
Hurricane-related uninsured losses (insurance proceeds), net	25	1,649	(990)	1,649
Closing costs - completed acquisitions	—	355	—	729
Prior year property tax adjustments, net	—	(448)	117	(549)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,376)	(2,169)	(7,189)	(6,344)
Depreciation and amortization	(637)	(660)	(1,915)	(2,147)
Interest expense	(513)	(523)	(1,437)	(1,468)
Noncash ground rent	72	72	217	217
Discontinued operations:
Gain on sale of assets	—	(7,000)	—	(7,000)
	(2,235)	(7,712)	(6,884)	(10,624)
Adjusted EBITDAre, excluding noncontrolling interest	$84,557	$87,610	$248,199	$259,431

Adjusted EBITDAre, excluding noncontrolling interest was $84.6 million and $87.6 million for the three months ended September 30, 2018 and 2017, respectively, and $248.2 million and $259.4 million for the nine months ended September 30, 2018 and 2017, respectively. Adjusted EBITDAre, excluding noncontrolling interest decreased during both the three and nine months ended September 30, 2018 as compared to the same periods in 2017, primarily due to the sales of the Five Sold Hotels in January 2018, July 2018, February 2017 and June 2017, as well as renovation-related disruption at the Four Renovation Hotels, partially offset by additional earnings generated by our Existing Portfolio, and by the Oceans Edge Resort & Marina acquired in July 2017.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our hotel portfolio for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$91,586	$17,082	$181,303	$132,324
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Operations held for investment:
Real estate depreciation and amortization	35,970	39,611	109,807	119,691
Amortization of lease intangibles	(98)	63	28	189
(Gain) loss on sale of assets, net	(53,077)	14	(68,740)	(45,736)
Impairment loss	—	34,427	1,394	34,427
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,376)	(2,169)	(7,189)	(6,344)
Real estate depreciation and amortization	(637)	(660)	(1,915)	(2,147)
Discontinued operations:
Gain on sale of assets	—	(7,000)	—	(7,000)
FFO attributable to common stockholders	68,160	78,160	205,066	215,782

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	(2)	20	3	215
Noncash ground rent	(287)	(281)	(860)	(841)
Noncash interest on derivatives and capital lease obligations, net	(818)	4,534	(4,995)	4,883
Loss on extinguishment of debt	—	—	—	4
Hurricane-related uninsured losses (insurance proceeds), net	25	1,649	(990)	1,649
Closing costs - completed acquisitions	—	355	—	729
Prior year property tax adjustments, net	—	(448)	117	(549)
Noncash income tax provision (benefit), net	719	(13,628)	(1,100)	(13,628)
Noncontrolling interest:
Noncash ground rent	72	72	217	217
Noncash interest on derivative, net	—	(1)	(1)	(5)
	(291)	(7,728)	(7,609)	(7,326)
Adjusted FFO attributable to common stockholders	$67,869	$70,432	$197,457	$208,456

Adjusted FFO attributable to common stockholders was $67.9 million and $70.4 million for the three months ended September 30, 2018 and 2017, respectively, and $197.5 million and $208.5 million for the nine months ended September 30, 2018 and 2017, respectively. Adjusted FFO attributable to common stockholders decreased in the third quarter and first nine months of 2018 as compared to the same periods in 2017, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Investing Activities

Acquisitions. During the third quarter 2018, we paid $15.1 million, including closing costs, to acquire the land underlying the JW Marriott New Orleans. Prior to this purchase, we leased the land from an unaffiliated third party. During the second quarter 2018, we paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that we had previously leased from an unaffiliated third party. In addition, during the first nine months of 2018, we paid a total of $0.1 million, including closing costs, to acquire three additional dry boat slips at the Oceans Edge Resort & Marina.

Our primary focus is to acquire Long-Term Relevant Real Estate. Depending on availability, we select the branding and operators for our hotels that we believe will lead to the highest returns and the greatest long-term value. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our amended $500.0 million senior unsecured credit facility (see “Liquidity and Capital Resources – Debt”), or by proceeds received from sales of existing assets.

Dispositions. We have from time to time divested of assets that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. During the first nine months of 2018, we sold three hotels, two during the first quarter and one during the third quarter. In addition, we sold two hotels in October 2018. During 2017, we sold two hotels, one during the first quarter, and one during the second quarter. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation.

Renovations. We invested $125.9 million and $81.5 million in capital improvements to our hotel portfolio and other assets during the nine months ended September 30, 2018 and 2017, respectively. During the first nine months of 2018, our renovations at the Four Renovation Hotels resulted in short-term room renovation disruption of approximately $8.0 million, which was in line with our expectations. During the first nine months of 2017, none of our renovations caused material room revenue disruption.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in RevPAR and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $219.5 million for the nine months ended September 30, 2018 as compared to $230.4 million for the nine months ended September 30, 2017. The net decrease to cash provided by operating activities during the first nine months of 2018 as compared to the same period in 2017 was primarily due to the sale of the Five Sold Hotels and renovation-related disruption at the Four Renovation Hotels, partially offset by increased operating cash generated by our Existing Portfolio and the Oceans Edge Resort & Marina.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by (used in) investing activities during the first nine months of 2018 as compared to the first nine months of 2017 was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Proceeds from sales of assets	$231,083	$150,171
Disposition deposit	3,000	—
Proceeds from property insurance	1,100	—
Acquisitions of hotel property and other assets	(15,147)	(173,917)
Acquisitions of intangible assets	(18,516)	—
Renovations and additions to hotel properties and other assets	(125,854)	(81,470)
Payment for interest rate derivative	—	(19)
Net cash provided by (used in) investing activities	$75,666	$(105,235)

During the first nine months of 2018, we received proceeds of $231.1 million from our sales of the Marriott Philadelphia, the Marriott Quincy, and the Hyatt Regency Newport Beach, as well as from sales of surplus FF&E at our hotels. In addition, the buyer of the Houston hotels, which were sold in October 2018, provided a cash deposit of $3.0 million, which was held in escrow as earnest money as of September 30, 2018. During the first nine months of 2018, we also received $1.1 million in insurance proceeds for Hurricane-related property damage at our Houston hotels. These cash inflows were partially offset as we paid $15.1 million to acquire the land underlying the JW Marriott New Orleans and a total of $18.5 million for acquisitions of intangible assets, including $18.4 million to purchase the Element and $0.1 million to purchase three additional dry boat slips at the Oceans Edge Resort & Marina, and invested $125.9 million for renovations and additions to our portfolio and other assets.

During the first nine months of 2017, we received proceeds of $150.2 million from our sales of the Marriott Park City and the Fairmont Newport Beach, as well as from sales of surplus FF&E at our hotels, along with the earn-out proceeds received related to the sale of the Royal Palm Miami Beach. These cash inflows were offset as we paid $173.9 million to purchase the Oceans Edge Resort & Marina, invested $81.5 million for renovations and additions to our portfolio and paid $19,000 for an interest rate cap agreement on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance of common stock, issuance and repayment of notes payable, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2018 as compared to the first nine months of 2017 was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Proceeds from common stock offerings	$45,125	$79,407
Payment of common stock offering costs	(784)	(1,475)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)
Proceeds from notes payable	—	240,000
Payments on notes payable	(5,486)	(183,797)
Payments of deferred financing costs	(5)	(13)
Dividends and distributions paid	(163,002)	(148,540)
Distributions to noncontrolling interest	(6,644)	(6,325)
Net cash used in financing activities	$(135,028)	$(24,536)

During the first nine months of 2018, we received total net proceeds of $44.3 million from the issuance of our common stock. This cash inflow was offset as we paid the following: $4.2 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $5.5 million in principal payments on our notes payable; $5,000 in deferred financing costs related to refinancing the loan secured by the Hilton San Diego Bayfront; $163.0 million in dividends and distributions to our common and preferred stockholders; and $6.6 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

During the first nine months of 2017, we received net proceeds of $77.9 million from the issuance of our common stock and $240.0 million from the Senior Notes. These cash inflows were offset as we paid the following: $3.8 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $183.8 million in principal payments on our notes payable, including $176.0 million for the loan secured by the Marriott Boston Long Wharf and $7.8 million in principal payments on our notes payable; $13,000 in deferred financing costs related to our Senior Notes and our credit facility; $148.5 million in dividends and distributions to our common and preferred stockholders; and $6.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including pursuant to the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through September 30, 2018, we have received $122.3 million in net proceeds from the issuance of shares of our common stock in connection with the ATM Agreements, leaving $175.5 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of September 30, 2018, our unrestricted cash balance was $650.7 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of September 30, 2018, we had $984.9 million of consolidated debt, $719.5 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2018, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2018, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

The weighted average term to maturity of our debt as of September 30, 2018 is approximately five years, and 77.7% of our debt, including the effects of interest rate swap agreements, is fixed rate with a weighted average interest rate of 4.5%. Including our variable-rate debt obligation based on the variable rate at September 30, 2018, the weighted average interest rate on our debt is 4.2%.

In October 2018, we amended our credit facility agreement and repriced our two unsecured term loans. The amended credit facility agreement provides for a $500 million unsecured revolving credit facility, a $100 million increase from our previous credit facility. In addition, we have the right to increase the amount of the revolving credit facility, or to add term loans, for an aggregate commitment of $800 million. Under the terms of the amendment, the interest rate pricing grid for the credit facility has been reduced from a range of 155 to 230 basis points over LIBOR to a range of 140 to 225 basis points over LIBOR, and the credit facility’s maturity date has been extended from April 2019 to April 2023. The amendment also reprices the term loans, which bear interest pursuant to a leverage-based pricing grid, from the previous range of 1.80% to 2.55% over the applicable LIBOR to a range of 1.35% to 2.20% over the applicable LIBOR. We entered into interest rate derivative agreements to fix the applicable LIBOR for the full duration of the loans. The spread to LIBOR may vary depending on our overall leverage as defined by our credit agreement. Based on our current leverage, the interest rate of the $85.0 million term loan has been reduced from 3.391% under the previous agreement to 2.941% under the current agreement, and the interest rate of the $100.0 million term loan has been reduced from 3.653% under the previous agreement to 3.203% under the current agreement. The maturity dates for both loans remain unchanged. Taking the amendment into account, the weighted average interest rate on our debt is reduced to 4.1%.

We may in the future seek to obtain mortgages on one or all of our 19 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 19 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hilton North Houston; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Houston; Marriott Portland; Marriott Tysons Corner; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. After our sale of the Houston hotels in October 2018, we have 17 unencumbered hotels. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of September 30, 2018 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$984,916	$7,857	$416,575	$191,966	$368,518
Interest obligations on notes payable (1)	202,781	41,977	72,020	42,027	46,757
Capital lease obligations	26,957	1	3	3	26,950
Interest obligations on capital leases	121,862	2,356	4,719	4,903	109,884
Operating lease obligations (2)	203,130	7,801	16,904	17,085	161,340
Construction commitments	72,916	72,916	—	—	—
Employment obligations	1,266	1,266	—	—	—
Total	$1,613,828	$134,174	$510,221	$255,984	$713,449

(1)	Interest on our variable rate debt obligation is calculated based on the variable rate at September 30, 2018, and includes the effect of our interest rate derivative agreements.
(2)

Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $125.9 million in our portfolio and other assets during the first nine months of 2018. As of September 30, 2018, we have contractual construction commitments totaling $72.9 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2018, our balance sheet includes restricted cash of $62.8 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 22 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for the 22 hotel Comparable Portfolio by quarter for 2017 and 2018 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2017:
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Prior ownership revenues (1)	3,980	4,126	1,143	—	9,249
Held for sale revenues (2)	(8,788)	(7,745)	(8,209)	(8,938)	(33,680)
Sold hotel revenues (3)	(27,635)	(26,110)	(24,005)	(20,339)	(98,089)
Non-hotel revenues (4)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (5)	$248,282	$289,045	$272,816	$260,893	$1,071,036
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.2%	27.0%	25.4%	24.4%	100.0%

2018:
Total revenues	$271,446	$317,447	$289,308
Held for sale revenues (2)	(8,593)	(7,060)	(5,862)
Sold hotel revenues (3)	(9,479)	(10,514)	(982)
Non-hotel revenues (4)	(20)	(21)	(25)
Total Comparable Portfolio revenues (5)	$253,354	$299,852	$282,439

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

(2)	Held for sale revenues include those generated by the Houston hotels, which we classified as held for sale at September 30, 2018 and subsequently sold in October 2018.
(3)

Sold hotel revenues include those generated by the Fairmont Newport Beach and the Marriott Park City, which we sold in February 2017 and June 2017, respectively, along with the Marriott Philadelphia and the Marriott Quincy, both of which we sold in January 2018, and the Hyatt Regency Newport Beach, which we sold in July 2018.

(4)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort.

(5)	Total Comparable Portfolio revenues include those generated by our 22 hotel Comparable Portfolio.

Inflation

Inflation may affect our expenses, including, without limitation, by increasing such costs as labor, employee-related benefits, food, commodities, taxes, property and casualty insurance and utilities.

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

•

Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a Level 3 analysis of fair value, using a discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, our estimate of how long we plan to own each property and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, operating income of the properties, the need for capital expenditures, as well as specific market and economic conditions.

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

As of September 30, 2018, 77.7% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $2.2 million based on the variable rate at September 30, 2018. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future earnings and cash flows by $1.7 million, based on the variable rates at September 30, 2018.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 — July 31, 2018	—	—	—
August 1, 2018 — August 31, 2018	—	—	—
September 1, 2018 — September 30, 2018	—	—	—
Total	—	—	—	$ 300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of September 30, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2018; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 6, 2018	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)