Form 10-K
period 2018-12-31
Sunstone Hotel Investors, Inc.
filed 2019-02-14
CIK 1295810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrant’s common stock on June 29, 2018 as reported on the New York Stock Exchange (“NYSE”) was approximately $3.8 billion.

The number of shares of the registrant’s common stock outstanding as of February 7, 2019 was 228,246,247.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders.

SUNSTONE HOTEL INVESTORS, INC.

ANNUAL REPORT ON

FORM 10-K

For the Year Ended December 31, 2018

The “Company,” “we,” “our,” and “us” refer to Sunstone Hotel Investors, Inc., a Maryland corporation, and one or more of our subsidiaries, including Sunstone Hotel Partnership, LLC, or the Operating Partnership, and Sunstone Hotel TRS Lessee, Inc., or the TRS Lessee, and, as the context may require, Sunstone Hotel Investors only or the Operating Partnership only.

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

Item 1.Business

Our Company

We were incorporated in Maryland on June 28, 2004. We are a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2018, we had interests in 21 hotels (the “21 hotels”). The 21 hotels are comprised of 10,780 rooms, located in 9 states and in Washington, DC.

Our business is to acquire, own, asset manage and renovate primarily hotels that we consider to be Long-Term Relevant Real Estate® (or, LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, we may also selectively sell hotel properties. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 21 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers. Our portfolio primarily consists of upper upscale hotels. Of the 21 hotels, 18 are upper upscale, two are upscale and one is luxury as defined by STR, Inc., an independent provider of lodging industry statistical data. STR, Inc. classifies hotel chains into the following segments: luxury; upper upscale; upscale; upper midscale; midscale; economy; and independent.

Our hotels are operated by third-party managers under long-term management agreements with the TRS Lessee or its subsidiaries. As of December 31, 2018, our third-party managers included: subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively “Marriott”), managers of eight of the Company’s hotels; Interstate Hotels & Resorts, Inc. (“IHR”) and Highgate Hotels L.P. and an affiliate (“Highgate”), each a manager of three of the Company’s hotels; Crestline Hotels & Resorts (“Crestline”) and Hilton Worldwide (“Hilton”), each a manager of two of the Company’s hotels; and Davidson Hotels & Resorts (“Davidson”), Hyatt Corporation (“Hyatt”) and Singh Hospitality, LLC (“Singh”), each a manager of one of the Company’s hotels.

Competitive Strengths

We believe the following competitive strengths distinguish us from other owners of lodging properties:

•	High Quality Portfolio.

Focus on Owning Long-Term Relevant Real Estate®. We believe that we will create lasting stockholder value through the active ownership of LTRR®. LTRR® consists of hotels that we believe possess unique attributes that are difficult to replicate, and most of all, whose locations are relevant today and will remain relevant for generations to come. We believe that owning LTRR® reduces the risk of waning demand that often happens to undercapitalized and pedestrian hotels.

Presence in Key Markets. A cornerstone of LTRR® is location. We believe that our hotels are located in many of the most desirable long-term relevant markets with major and diverse demand generators and significant barriers to entry for new supply. All of our 21 hotels are located in key gateway markets and unique resort locations such as Boston, Chicago, Key West, Los Angeles, Maui, New Orleans, New York, Orlando, Portland, San Diego, San Francisco and Washington DC/Baltimore. Over time, we expect the revenues of hotels located in key gateway markets and unique resort locations to generate superior long-term growth rates as compared to the average for U.S. hotels, as a result of stronger and more diverse economic drivers.

Nationally Recognized Brands and Well Known Independents. As noted above, all but two of our 21 hotels are operated under nationally recognized brands. We believe that affiliations with strong brands and established independents improve the appeal of our hotels to a broad set of travelers and help to drive business to our hotels.

Recently Renovated Hotels. From January 1, 2014 through December 31, 2018, we invested $668.6 million in capital renovations throughout the 21 hotels. We believe that these capital renovations have improved the competitiveness of our hotels and have helped to position our portfolio for future growth.

•

Significant Cash Position. As of December 31, 2018, we had total cash of $862.4 million, including $53.1 million of restricted cash. Adjusting for the January 2019 payment of $126.5 million for our common and preferred dividends, our total pro forma cash including restricted cash as of December 31, 2018 would be $735.9 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

•

Flexible Capital Structure. We believe our capital structure provides us with significant financial flexibility to execute our strategy. As of December 31, 2018, the weighted average term to maturity of our debt was approximately five years, and all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Including the effects of our interest rate swap agreements, our fixed-rate debt had a weighted average interest rate of 4.5%. Including our variable-rate debt on the Hilton San Diego Bayfront based on the variable rate at December 31, 2018, the weighted average interest rate on our debt was 4.2%. In addition to our mortgage debt, as of December 31, 2018, we had two unsecured corporate-level term loans, and two series of senior unsecured corporate-level notes. We also have an undrawn $500.0 million credit facility, which may be increased to $800.0 million subject to lender approval. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

•

Low Leverage. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly-leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants. Our low leverage capital structure not only minimizes the risk of potential value destructive consequences in periods of economic recession, but also provides us with significant optionality to create stockholder value through all phases of the operating cycle.

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

Asset Management. Our asset management team is responsible for maximizing the long-term value of our real estate investments by achieving above average revenue and profit performance through proactive oversight of hotel operations. Our asset management team works with our third-party managers to drive property-level innovation, benchmarks best practices and aggressively oversees hotel management teams and property plans. We work with our operators to develop hotel-level “business plans,” which include positioning and capital investment plans. We believe that a proactive asset management program can help grow the revenues of our hotel portfolio and maximize operational and environmental efficiency by leveraging best practices and innovations across our various hotels, and by initiating well-timed and focused capital improvements aimed at improving the appeal of our hotels.

Acquisitions. Our acquisitions team is responsible for enhancing our portfolio quality and scale by executing well-timed acquisitions and dispositions that generate attractive risk-adjusted returns on our investment dollars. We believe that our significant acquisition and disposition experience will allow us to continue to execute our strategy to redeploy capital from slower growth assets to LTRR® with higher long-term growth rates. Our primary focus is to acquire LTRR®. Depending on availability, we select the branding and operating partners for our hotels that we believe will lead to the highest returns and greatest long-term value. We also focus on disciplined capital recycling, and may selectively sell hotels that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns.

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

Business Strategy

Our mission is to create meaningful value for our stockholders by producing superior long-term returns through the ownership of LTRR® in the hospitality sector. Our values include transparency, trust, ethical conduct, honest communication and discipline. As demand for lodging generally fluctuates with the overall economy, we seek to own hotels that will maintain a high appeal with travelers over long periods of time and will generate economic earnings materially in excess of recurring capital requirements. Our strategy is to maximize stockholder value through focused asset management and disciplined capital recycling, which is likely to include selective acquisitions and dispositions, while maintaining balance sheet flexibility and strength. Our goal is to maintain appropriate leverage and financial flexibility to position the Company to create value throughout all phases of the operating and financial cycles.

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

Management Agreements

All of our 21 hotels are managed by third parties under management agreements with the TRS Lessee or its subsidiaries. The following is a general description of our third-party management agreements as of December 31, 2018.

Marriott. The following hotels are operated under management agreements with Marriott: JW Marriott New Orleans; Marriott Boston Long Wharf; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Washington DC; and Wailea Beach Resort. Our management agreements with Marriott require us to pay Marriott a base management fee equal to 3.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, the Marriott management agreements expire between 2047 and 2078. Additionally, five of the aforementioned management agreements require payment of an incentive fee of 20.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of an incentive fee of 35.0% of the excess of gross operating profit over a certain threshold; one management agreement requires payment of a tiered incentive fee ranging from 15.0% to 20.0% of the excess of gross operating profit over certain thresholds; and one management agreement requires payment of an incentive fee of 10.0% of adjusted gross operating profit, capped at 3.0% of gross revenue. The management agreements with Marriott may be terminated earlier than the stated term if certain events occur, including the failure of Marriott to satisfy certain performance standards, a condemnation of, a casualty to, or force majeure event involving a hotel, the withdrawal or revocation of any license or permit required in connection with the operation of a hotel and upon a default by Marriott or us that is not cured prior to the expiration of any applicable cure periods. In certain instances, Marriott has rights of first refusal to either purchase or lease hotels, or to terminate the applicable management agreement in the event we sell the respective hotel.

Highgate. Our Boston Park Plaza, Hilton Times Square and Renaissance Westchester hotels are operated under management agreements with Highgate. The management agreements with Highgate require us to pay Highgate a base management fee equal to 3.0% of gross revenue. Additionally, one of the management agreements requires us to pay an incentive fee of 50.0% of the excess of net operating income over a certain threshold, limited to 1.25% of total revenue; one of the management agreements requires us to pay an incentive fee of 15.0% of the excess of net operating income over a certain threshold; and one of the management agreements does not require payment of an incentive fee. Inclusive of renewal options and absent prior termination by either party, the Highgate management agreements expire between 2022 and 2031.

IHR. Our Courtyard by Marriott Los Angeles, Hilton New Orleans St. Charles and Marriott Portland hotels are operated under management agreements with IHR. The management agreements with IHR require us to pay IHR a base management fee of 2.0% of gross revenue or total revenue, as applicable. Additionally, two of the management agreements require an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of the total revenue for all the hotels managed by IHR for any fiscal year; and one of the management agreements provides IHR the opportunity to earn an incentive fee if certain operating thresholds are achieved, limited to 1.0% of the hotel’s total revenue.

Inclusive of renewal options and absent prior termination by either party, the IHR management agreements expire between 2033 and 2034.

Crestline. Our Embassy Suites Chicago and Hilton Garden Inn Chicago Downtown/Magnificent Mile hotels are operated under management agreements with Crestline. The management agreements with Crestline require us to pay Crestline a base management fee of 2.0% of gross revenue. Additionally, one of the management agreements requires us to pay an incentive fee of 10.0% of the excess of operating profit over a certain threshold, and the other management agreement does not require payment of an incentive fee. Inclusive of renewal options and absent prior termination by either party, both of the Crestline management agreements expire in 2032.

Hilton. Our Embassy Suites La Jolla and Hilton San Diego Bayfront hotels are operated under management agreements with Hilton. One of the management agreements with Hilton requires us to pay Hilton a base management fee of 1.75% of gross revenue, and the other management agreement requires us to pay Hilton a base management fee of 2.5% of total revenue. Additionally, one of the management agreements requires us to pay an incentive fee of 15.0% of the excess of operating cash flow over a certain percentage, and the other management agreement does not require payment of an incentive fee. The management agreements with Hilton do not include renewal options, and expire in 2026 and 2046, absent prior termination by either party.

Davidson. Our Hyatt Centric Chicago Magnificent Mile hotel is operated under a management agreement with Davidson. The management agreement with Davidson requires us to pay Davidson a base management fee of 2.5% of total revenue, and an incentive fee of 10.0% of the excess of net operating income over a certain threshold, limited to 1.5% of total revenue. The base and incentive management fees have an aggregate cap of 4.0% of total revenue. Inclusive of renewal options and absent prior termination by either party, the Davidson management agreement expires in 2029.

Hyatt. Our Hyatt Regency San Francisco hotel is operated by Hyatt under an operating lease with economics that follow a typical management fee structure. Pursuant to the lease, Hyatt retains 3.0% of total revenue as a base management fee. The lease also provides Hyatt the opportunity to earn an incentive fee if gross operating profit exceeds certain thresholds. The lease expires in 2050, and provides no renewal options.

Singh. Our Oceans Edge Resort & Marina hotel is operated under a management agreement with Singh. The management agreement with Singh requires us to pay Singh a base management fee of 3.0% of gross revenue, and an incentive fee of 10.0% of adjusted net operating income, capped at 1.5% of gross revenue. The Singh management agreement provides no renewal options, and expires in 2027, absent prior termination by either party.

The existing management agreements with Marriott, Hilton and Hyatt require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Costs for these chain services are reimbursed by us. Such services include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and such additional services as may from time to time be more efficiently performed on a national, regional or group level.

Franchise Agreements

As of December 31, 2018, nine of the 21 hotels were operated subject to franchise agreements. Franchisors provide a variety of benefits to franchisees, including nationally recognized brands, centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our subsidiary, as the franchisee, must comply. The franchise agreements obligate the subsidiary to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the subsidiary, display of signage and the type, quality and age of furniture, fixtures and equipment (“FF&E”) included in guest rooms, lobbies and other common areas. The franchise agreements for our hotels require that we reserve up to 5.0% of the gross revenues of the hotels into a reserve fund for capital expenditures.

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

Taxable REIT Subsidiary

Subject to certain limitations, a REIT is permitted to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A TRS may perform activities such as development, and other independent business activities that may be prohibited to a REIT. A hotel REIT is permitted to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be an unaffiliated third party, provided certain conditions are satisfied. However, a hotel leased to a TRS still must be managed by an unaffiliated third party in the business of managing hotels because a TRS may not directly or indirectly operate or manage any hotels or provide rights to any brand name under which any hotel is operated. The TRS provisions are complex and impose certain conditions on the use of TRSs to assure that TRSs are subject to an appropriate level of federal corporate taxation.

We and the TRS Lessee must make a joint election with the Internal Revenue Service (“IRS”) for the TRS Lessee to be treated as a TRS. A corporation of which a qualifying TRS owns, directly or indirectly, more than 35% of the voting power or value of the corporation’s stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2017, no more than 20% of the value of our assets may consist of securities of one or more TRS, and no more than 25% of the value of our assets may consist of the securities of TRSs and other assets that are not qualifying assets for purposes of the 75% asset test. The 75% asset test generally requires that at least 75% of the value of our total assets be represented by real estate assets, cash, or government securities.

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

Ground, Building and Air Lease Agreements

At December 31, 2018, five of the 21 hotels are subject to ground, building or air leases with unaffiliated parties that cover either all or portions of their respective properties. As of December 31, 2018, the remaining terms of these ground, building and air leases (including renewal options) range from approximately 25 to 79 years. These leases generally require us to make rental payments and payments for all or portions of costs and expenses, including real and personal property taxes, insurance and utilities associated with the leased property.

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

Two of the five leases prohibit the sale or conveyance of the hotel and assignment of the lease by us to another party without first offering the lessor the opportunity to acquire our interest in the associated hotel and property upon the same terms and conditions as offered by us to the third party. These same two leases also allow us the option to acquire the ground or building lessor’s interest in the ground or building lease subject to certain exercisability provisions. From time to time, we evaluate our options to purchase the lessors’ interests in the leases.

Corporate Office

We currently lease our headquarters located at 200 Spectrum Center Drive, 21st Floor, Irvine, California 92618 from an unaffiliated third party. We occupy our headquarters under a lease that terminates on August 31, 2028.

Employees

As of February 1, 2019, we had 48 employees. We believe that our relations with our employees are positive. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS Lessee or its subsidiaries to operate such hotels.

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

As an owner of real estate, we are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels. While we are not directly involved in the operation of our properties or other activities that could produce meaningful levels of greenhouse gas emissions, we do control the capital invested in our hotels and have invested in initiatives aimed at reducing the levels of greenhouse gas emissions at our properties.  Additionally, in 2018, we initiated an environmental and sustainability report to monitor the carbon footprint and emissions at our hotels, and to set goals to reduce those over time.

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

Information relating to revenue, operating profit and total assets is set forth in Part II, Item 6 of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company at January 1, 2019. All officers serve at the discretion of the board of directors (subject to, in the case of officers who have entered into employment agreements with the Company, the terms of such employment agreements).

Name	Age	Position
John V. Arabia	49	Director, President and Chief Executive Officer
Bryan A. Giglia	42	Executive Vice President and Chief Financial Officer
Marc A. Hoffman	61	Executive Vice President and Chief Operating Officer
Robert C. Springer	41	Executive Vice President and Chief Investment Officer
David M. Klein	50	Senior Vice President and General Counsel

The following is additional information with respect to the above-named officers.

John V. Arabia has served as President and Chief Executive Officer and a director since January 2015. Mr. Arabia joined the Company in April 2011 as Executive Vice President of Corporate Strategy and Chief Financial Officer. In

February 2013, he was appointed President, and in February 2014, he was appointed to serve as a member of our board of directors. Prior to joining Sunstone, Mr. Arabia served as Managing Director of Green Street Advisors’ (“Green Street”) real estate research team. Mr. Arabia joined Green Street in 1997 and created and managed the firm’s lodging research platform. Prior to joining Green Street, Mr. Arabia was a Consulting Manager at EY Kenneth Leventhal in the firm’s west coast lodging consulting practice. Mr. Arabia serves as a director of the American Hotel & Lodging Association and its Real Estate Finance Advisory Council. Mr. Arabia also served on the board of directors of EdR, a former publicly traded REIT which was one of America’s largest owners, developers and managers of collegiate housing prior to its sale in 2018. Mr. Arabia, who earned a CPA certificate from the state of Illinois, holds an M.B.A. degree in Real Estate/Accounting from the University of Southern California and a B.S. degree in Hotel Administration from Cornell University.

Bryan A. Giglia has served as Executive Vice President and Chief Financial Officer since February 2016. Mr. Giglia joined the Company in March 2004 as a financial analyst, serving in the capacity of Director of Finance from October 2005 through February 2007. In March 2007, he was appointed Vice President Corporate Finance, and in March 2010 he was appointed Senior Vice President Corporate Finance, a position he held until February 2013, where he oversaw capital market transactions, corporate financial planning and analysis, and investor relations. In February 2013, Mr. Giglia was appointed Senior Vice President and Chief Financial Officer, a position he held until February 2016. Prior to joining Sunstone, Mr. Giglia served in a variety of accounting positions for Hilton Hotel Corporation. Mr. Giglia attended the Marshall School of Business at the University of Southern California, where he earned an M.B.A. degree. Mr. Giglia earned his B.S. degree in Business Administration from the University of Arizona.

Marc A. Hoffman has served as Executive Vice President and Chief Operating Officer since February 2010. Mr. Hoffman joined the Company in June 2006 as Vice President Asset Management, and was appointed Senior Vice President Asset Management in January 2007, a position he held until February 2010. Prior to joining Sunstone, Mr. Hoffman served in various positions at Marriott International, Inc., including General Manager of The Vail Marriott, General Manager of Marriott's Harbor Beach Resort and Spa, Marriott Market Manager for Fort Lauderdale, General Manager of The Ritz-Carlton Palm Beach (where under Mr. Hoffman's leadership, the hotel obtained the Mobil 5 Star Award), and most recently as Vice President and Managing Director of Grande Lakes Orlando, which included the 1,000-room JW Marriott, the 584- room Ritz-Carlton Resort and Spa and The Ritz-Carlton Golf Club. Mr. Hoffman holds an A.O.S. degree from The Culinary Institute of America and a B.A. degree from Florida International University.

Robert C. Springer has served as Executive Vice President and Chief Investment Officer since February 2016. Mr. Springer joined the Company in May 2011 as Senior Vice President Acquisitions, and in February 2013, he was appointed Senior Vice President and Chief Investment Officer, a position he held until February 2016. Prior to joining Sunstone, Mr. Springer served as a Vice President in the Merchant Banking Division of Goldman, Sachs & Co. ("Goldman") and in the firm's principal lodging investing activity, which investments were primarily placed through the Whitehall Street Real Estate series of private equity funds, as well as the Goldman Sachs Real Estate Mezzanine Partners fund. Mr. Springer's involvement with these funds included all aspects of hotel equity and debt investing, as well as asset management of numerous lodging portfolios. Mr. Springer joined Goldman in February 2006. Prior to joining Goldman, Mr. Springer worked in both the feasibility and acquisitions groups at Host Hotels & Resorts from 2004 to 2006 and was integral to the closing of several large lodging deals. Mr. Springer started his career with PricewaterhouseCoopers, LLP in the Hospitality Consulting Group from 1999 to 2004. Mr. Springer holds a B.S. degree in Hotel Administration from Cornell University.

David M. Klein has served as Senior Vice President and General Counsel since July 2016. Prior to joining Sunstone, Mr. Klein was a Partner in the Hospitality & Leisure group of Dentons, LLP, one of the world’s largest law firms, where his practice focused solely on the hospitality and leisure industry.  Prior to joining Dentons, Mr. Klein held the position of co-founding Principal, Chief Administrative Officer and General Counsel of NYLO Hotels and Advaya Hospitality.  At NYLO, Mr. Klein spearheaded the company’s joint venture capitalization with Lehman Brothers, as well as multiple debt facilities for all company-owned hotel properties.  He also led the structuring of the joint venture capitalization of Advaya with Auromatrix, a large private Indian conglomerate based in Chennai, India.  Additionally, he oversaw all corporate and legal matters related to both companies’ ongoing franchise, management, development, financing and corporate affairs.  Prior to his roles with NYLO and Advaya, Mr. Klein was a partner in the Hospitality & Leisure group of Squire Sanders (Squire Patton Boggs).  Mr. Klein received his J.D. degree from the Sandra Day O’Connor College of Law at Arizona State University and his B.A. degree from the University of California at Los Angeles.

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

The operating and financial performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates in part because upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. In addition, operating results at our hotels in key gateway markets may be negatively affected by reduced demand from international travelers due to financial conditions in their home countries or a material strengthening of the U.S. dollar in relation to other currencies. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. In addition, we own six hotels located in seismically active areas of California and five hotels located in areas that have an increased potential to experience hurricanes (Florida, Hawaii and Louisiana). We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable coverage levels, at reasonable rates or at reasonable deductible levels. Additionally, deductible levels are typically higher for earthquakes, floods and named windstorms. Accordingly, our financial results may be harmed if any of our hotels are damaged by natural disasters resulting in losses (either insured or uninsured) or causing a decrease in average daily room rates and/or occupancy. Even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, military actions, outbreaks of diseases, such as Zika, Ebola, H1N1 or other similar viruses, or other casualty events, may have a material adverse effect on our business, the impact of which could result in a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

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

Any replacement of LIBOR as the basis on which interest on our variable-rate debt is calculated may harm our financial results, profitability and cash flows.

As of December 31, 2018, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront. Interest on the Hilton San Diego Bayfront loan is calculated using the London Inter-bank Offered Rate (“LIBOR”), at a blended rate of one-month LIBOR plus 105 basis points, subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. The LIBOR interest rate swaps associated with our $85.0 million unsecured term loan maturing in September 2022 and our $100.0 million unsecured term loan maturing in January 2023 have been fixed to a LIBOR rate of 1.591% and 1.853%, respectively. In addition, while we currently have no amounts outstanding on our credit facility, should we draw upon the credit facility in the future, amounts outstanding will be subject to interest at a rate ranging from 140 to 225 basis points over LIBOR. Any replacement of LIBOR as the basis on which interest on our variable-rate debt, amounts outstanding under our credit facility or interest rate swaps is calculated may harm our financial results, profitability and cash flows.

In 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that LIBOR is to be replaced by the end of 2021 with “a more reliable alternative.” In addition, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARCC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate, or SOFR, as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts.

The Hilton San Diego Bayfront loan, our interest rate swaps associated with our unsecured term loans and our credit facility provide for alternative methods of calculating the interest rate payable by us if LIBOR is not reported, including using a floating rate index that is both commonly accepted as an alternative to LIBOR and that is publicly recognized by the International Swaps and Derivatives Association as an alternative to LIBOR. The method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

As of December 31, 2018, we had approximately $982.8 million of consolidated outstanding debt, and carrying such debt may impair our financial flexibility or harm our business and financial results by imposing requirements on our business.

Of our total debt outstanding as of December 31, 2018,  approximately $268.0 million matures over the next four years (none in 2019, $76.1 million in 2020 (assuming we exercise all three of our available one-year options to extend the maturity date of the $220.0 million loan secured by the Hilton San Diego Bayfront from December 2020 to December 2023), $106.9 million in 2021 and $85.0 million in 2022). The $268.0 million in debt maturities due over the next four years does not include $7.8 million of scheduled amortization payments due in 2019, $8.0 million due in 2020, $4.4 million due in 2021 or $3.4 million due in 2022. Carrying our outstanding debt may adversely impact our business and financial results by:

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

We also may incur additional debt in connection with future acquisitions of real estate, which may include loans secured by some or all of the hotels we acquire or our existing hotels. In addition to our outstanding debt, at December 31, 2018, we had $0.4 million in outstanding letters of credit.

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

All of our mortgage debt, excluding letters of credit, unsecured term loans and unsecured senior notes, as of December 31, 2018 is secured by first deeds of trust on our properties. Using our properties as collateral increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property that secures any loan under which we are in default. Additionally, defaulting on indebtedness may damage our reputation as a borrower, and may limit our ability to secure financing in the future. For tax purposes, a foreclosure on any of our properties would be treated as a sale of the property. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not necessarily receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash or employ a partial cash and partial stock dividend to satisfy our taxable income distribution requirements as a REIT.

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

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. If these provisions are triggered, substantially all of the profit generated by the secured hotel would be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. As of December 31, 2018, no cash trap provisions were triggered at any of our hotels.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after the related debt service and certain impound amounts are paid, which could affect our liquidity and limit our ability to use funds for other corporate purposes or to make distributions to our stockholders.

Cash generated by our hotels that secure our existing mortgage debt agreements is distributed to us only after certain items are paid, including, but not limited to, deposits into maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and capital expenditures. This limit on distributions could affect our liquidity and our ability to use cash generated by those hotels for other corporate purposes or to make distributions to our stockholders.

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

Our business strategy is predicated on a cycle-appropriate approach to hotel acquisitions and dispositions. We may not be successful in identifying or completing acquisitions or dispositions that are consistent with our strategy of owning LTRR®. We compete with institutional pension funds, private equity investors, high net worth individuals, other REITs, and numerous local, regional, national and international owners who are engaged in the acquisition of hotels, and we rely on such entities as purchasers of hotels we seek to sell. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels or hotel companies we seek to acquire, and these competitors may succeed in acquiring those hotels or hotel companies themselves. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them, which, although beneficial to dispositions of hotels, may materially impact our ability to acquire new properties. We are also unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. If we pay higher prices for hotels, our profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. In addition, our profitability may suffer because of acquisition-related costs, and the integration of such acquisitions may cause disruptions to our business and may strain management resources.

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

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative or estimated fair values. Should the allocation be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations.

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. As with previous acquisitions, should we acquire a hotel property or other entity in the future, we will use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Should any of these allocations be incorrect, our assets and liabilities may be overstated or understated, which may also affect depreciation expense on our statement of operations. In addition, should any of our allocations overstate our assets, we may be at risk of incurring an impairment charge.

The acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. The result of this analysis will affect both our balance sheet and our statement of operations as transaction costs associated with asset acquisitions will be capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination will be expensed as incurred and included in corporate overhead. Also, asset acquisitions will not be subject to a measurement period, as are business combinations. Should our conclusion of the transaction as the purchase of a business or an asset be incorrect, our assets and our expenses may be overstated or understated.

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

We may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels that we may sell or acquire in the future.

Our recently sold or acquired hotels, as well as hotels we may sell or acquire in the future, may be subject to unknown or contingent liabilities for which we may be liable to the buyers or for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under our transaction agreements related to the sale or purchase of  a hotel may survive for a defined period of time after the completion of the transaction. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As  a result, there is no guarantee that we will not be obligated to reimburse buyers for their losses or that we will be able to recover any amounts with respect to losses due to breaches by sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our operating results and cash flows.

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

We have co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. For example, in April 2011, we acquired a 75.0% majority equity interest in One Park Boulevard, LLC, a Delaware limited liability company (“One Park”), the joint venture that holds title to the 1,190-room Hilton San Diego Bayfront hotel located in San Diego, California. Park Hotels & Resorts, Inc. is the 25.0% minority equity partner in One Park. Accordingly, we are not in a position to exercise sole decision-making authority regarding One Park, and we may not be in a position in the future to exercise sole decision-making authority regarding another property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third party partners or co-venturers.

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

We periodically review the fair value of each of our hotels and related goodwill for possible impairment. For example, before we sold our two Houston, Texas hotels in 2018, we identified indicators of impairment in both 2018 and 2017 associated with continued operational declines due to weakness in the Houston market, combined with the effects of Hurricane Harvey on the two hotels. As such, we recorded total impairment charges of $1.4 million and $40.1 million on the two Houston hotels in 2018 and 2017, respectively. In the future, additional hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, which may adversely affect our financial condition and results of operations.

We own primarily urban and resort upper upscale hotels, and the upper upscale segment of the lodging market is highly competitive and may be subject to greater volatility than other segments of the market, which could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotels compete on the basis of location, physical attributes, service levels and reputation, among many other factors. Some of our competitors may have hotels that are better located, have a stronger reputation or possess superior physical attributes than our hotels. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We may also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels when compared to other classes of hotels.

Rising operating expenses or low occupancy rates could reduce our cash flow and funds available for future distributions.

Our hotels, and any hotels we buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. In the future, our hotels will be subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and funds available for future distributions.

A significant portion of our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by economic downturns or natural disasters in these areas of the country.

As of December 31, 2018, six of the 21 hotels are located in California, which is the largest concentration of our hotels in any state, representing 32% of our rooms and 34% of the revenue generated by the 21 hotels during 2018. In addition, the following other areas include concentrations of our hotels as of December 31, 2018: the greater Washington DC area, where two of the 21 hotels represent 13% of our rooms and 12% of the revenue generated by the 21 hotels during 2018; Illinois, where three of the 21 hotels represent 11% of our rooms and 8% of the revenue generated by the 21 hotels during 2018; Massachusetts, where two of the 21 hotels represent 14% of our rooms and 14% of the revenue generated by the 21 hotels during 2018; and Florida, where two of the 21 hotels represent 9% of our rooms and 10% of the revenue generated by the 21 hotels during 2018. To a lesser, but still significant extent, our hotels in Hawaii and Louisiana represented 5% and 7% of our rooms, respectively, and 10% and 5% of the revenue generated by the 21 hotels during 2018, respectively. The concentration of our hotels in California, Florida, Hawaii, Illinois, Louisiana, Massachusetts, and the greater Washington DC area exposes our business to economic conditions, competition and real and personal property tax rates unique to these locales. In addition, natural disasters in these locales would disproportionately affect our hotel portfolio. The economies and tourism industries in these locales, in comparison to other parts of the country, are negatively affected to a greater extent by changes and downturns in certain industries, including the entertainment, high technology, financial and government industries. It is also possible that because of our California, Florida, Hawaii, Illinois, Louisiana, Massachusetts, and the greater Washington DC area concentrations, a change in laws applicable to such hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another geographical area in which we have hotels. Adverse developments in these locales could harm our revenue or increase our operating expenses.

The operating results of some of our individual hotels are significantly impacted by group contract business and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.

Group contract business and room nights generated by large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. Some of these contracts and events may also be cancelled, which could reduce our expectations for future revenues or result in potential litigation in order to collect cancellation fees. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

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

We believe the largest and most stable segment of travelers prefer the consistent service and quality associated with nationally recognized brands. As of December 31, 2018, 11 of our 21 hotels utilized brands owned by Marriott. In addition, six and two of our 21 hotels utilized Hilton and Hyatt brands, respectively. As a result, a significant concentration of our success is dependent in part on the success of Marriott, Hilton and Hyatt, or their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton and/or Hyatt is reduced or compromised, the goodwill associated with our Marriott, Hilton and/or Hyatt branded hotels may be adversely affected, which may have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations, as well as our ability to make distributions to our stockholders.

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

Because all but two of our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our notes payable.

As of December 31, 2018, all of the 21 hotels except the Boston Park Plaza and the Oceans Edge Resort & Marina were operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott, Hilton and Hyatt. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our notes payable. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Any loss of revenue at a hotel could harm the ability of the TRS Lessee, to whom we have leased our hotels, to pay rent to the Operating Partnership and could harm our ability to pay dividends on our common stock or preferred stock.

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

As of December 31, 2018, our 21 hotels were managed as follows: Marriott eight hotels; IHR three hotels; Highgate three hotels; Crestline two hotels; Hilton two hotels; and Davidson, Hyatt and Singh one hotel each. We depend on these independent management companies to operate our hotels as provided in the applicable management agreements. Thus, even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory ADR, occupancy rates or profitability, we may not necessarily have contractual rights to cause our independent management companies to change their method of operation at our hotels. We can only seek redress if a management company violates the terms of its applicable management agreement with us or fails to meet performance objectives set forth in the applicable management agreement, and then our remedies may be limited by the terms of the management agreement. Additionally, while our management agreements typically provide for limited contractual penalties in the event that we terminate the applicable management agreement upon an event of default, such terminations could result in significant disruptions at the affected hotels. If any of the foregoing occurs at franchised hotels, our relationships with the franchisors may be damaged, and we may be in breach of one or more of our franchise or management agreements.

Of these agreements, one was entered into during both 2018 and 2017, two were entered into during 2015, and one was entered into during 2014. If we were to terminate any of these agreements and enter into new agreements with different hotel operators, the day to day operations of our hotels may be disrupted. In addition, we cannot assure you that any new management agreement would contain terms that are favorable to us, or that a new management company would be successful in managing our hotels.

We also cannot assure you that our existing management companies will successfully manage our hotels. A failure by our management companies to successfully manage our hotels could lead to an increase in our operating expenses or a decrease in our revenue, or both, which may affect the TRS Lessee’s ability to pay us rent and would reduce the amount available for dividends on our common stock and our preferred stock. In addition, the management companies may operate other hotels that may compete with our hotels or divert attention away from the management of our hotels.

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

In addition to capital expenditures required by our management, franchise and loan agreements, from time to time we will need to make capital expenditures to comply with applicable laws and regulations, to remain competitive with other hotels and to maintain the economic value of our hotels. We also may need to make significant capital improvements to hotels that we acquire. During 2018, we invested $150.8 million on capital improvements to our hotel portfolio. We expect the amount of our capital expenditures to be slightly lower in 2019. Occupancy and ADR are often affected by the maintenance and capital improvements at a hotel, especially in the event that the maintenance or improvements are not completed on schedule or if the improvements require significant closures at the hotel. The costs of capital improvements we need or choose to make could harm our financial condition and reduce amounts available for distribution to our stockholders. These capital improvements may give rise to the following additional risks, among others:

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

Because five of the 21 hotels are subject to ground, building or air leases with unaffiliated parties, termination of these leases by the lessors could cause us to lose the ability to operate these hotels altogether and incur substantial costs in restoring the premises.

Our rights to use the underlying land, building or air space of five of the 21 hotels are based upon our interest under long-term leases with unaffiliated parties. Pursuant to the terms of the applicable leases for these hotels, we are required to pay all rent due and comply with all other lessee obligations. As of December 31, 2018, the terms of these ground, building and air leases (including renewal options) range from approximately 25 to 79 years. Any pledge of our interest in a ground, building or air lease may also require the consent of the applicable lessor and its lenders. As a result, we may not be able to sell, assign, transfer or convey our lessee’s interest in any hotel subject to a ground, building or air lease in the future absent consent of such third parties even if such transactions may be in the best interest of our stockholders.

The lessors may require us, at the expiration or termination of the ground, building or air leases, to surrender or remove any improvements, alterations or additions to the land at our own expense. The leases also generally require us to restore the premises following a casualty and to apply in a specified manner any proceeds received in connection therewith. We may have to restore the premises if a material casualty, such as a fire or an act of nature, occurs and the cost thereof may exceed available insurance proceeds.

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

Although failure on the part of the TRS Lessee or its subsidiaries to materially comply with the terms of a lease (including failure to pay rent when due) would give us the right to terminate the lease, repossess the hotel and enforce the payment obligations under the lease, such steps may not provide us with any substantive relief since the TRS Lessee is our subsidiary. If we were to terminate a lease, we would then be required to find another lessee to lease the hotel or enter into a new lease with the TRS Lessee or its subsidiaries because we cannot operate hotel properties directly and remain qualified as a REIT. We cannot assure you that we would be able to find another lessee or that, if another lessee were found, we would be able to enter into a new lease on similar terms.

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

Duties of Directors. Maryland law requires that a director perform his or her duties as follows: in good faith; in a manner he or she reasonably believes to be in the best interests of the corporation; and with the care that an ordinary prudent person in a like position would use under similar circumstances. The duty of the directors of a Maryland corporation does not require them to: accept, recommend or respond on behalf of the corporation to any proposal by a person seeking to acquire control of the corporation; authorize the corporation to redeem any rights under, or modify or render inapplicable, a stockholders’ rights plan; elect on behalf of the corporation to be subject to or refrain from electing on behalf of the corporation to be subject to the unsolicited takeover provisions of Maryland law; make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act; or act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law. These provisions increase the ability of our directors to respond to a takeover and may make it more difficult for a third party to effect an unsolicited takeover.

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

Various types of litigation losses and catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, climate change or other environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property, in addition to obligations to our ground lessors, franchisors and managers.

Of the 21 hotels, six are located in California, which has been historically at greater risk to certain acts of nature (such as fires, earthquakes and mudslides) than other states. In addition, a total of five hotels are located in Florida, Hawaii and Louisiana, which each have an increased potential to experience hurricanes. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

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

We face possible risks associated with the physical effects of climate change.

We are subject to the risks associated with the physical effects of climate change, which can include more frequent or severe storms, hurricanes, flooding, droughts and fires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our coastal markets could experience increases in storm intensity and rising sea-levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

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

Our hotel properties are also subject to the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and the ability to make distributions to our stockholders could be harmed. In addition, we are required to operate our hotel properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Tax Risks

If we fail to qualify as a REIT, our distributions will not be deductible by us and our income will be subject to federal and state taxation, reducing our cash available for distribution.

We are organized as a REIT under the Code, which affords us material tax advantages. The requirements for qualifying as a REIT, however, are complex. If we fail to meet these requirements and certain relief provisions do not apply, our distributions will not be deductible by us and we will have to pay a corporate federal and state level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on your investment in our common stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

The TRS Lessee is subject to tax as a regular corporation. In addition, we may also be subject to state and local taxes on our income or property at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets. In the normal course of business, entities through which we own or operate real estate either have undergone, or may undergo future tax audits. Should we receive a material tax deficiency notice in the future which requires us to incur additional expense, our earnings may be negatively impacted. There can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

If the leases of our hotels to the TRS Lessee are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests annually, under which specified percentages of our gross income must be passive income. Passive income includes rent paid pursuant to our operating leases between the TRS Lessee and its subsidiaries and the Operating Partnership. These rents constitute substantially all of our gross income. For the rent to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

We may be subject to taxes in the event our operating leases are held not to be on an arm’s-length basis.

In the event that leases between us and the TRS Lessee are held not to have been made on an arm’s-length basis, we or the TRS Lessee could be subject to income taxes. In order for rents paid to us by the TRS Lessee to qualify as “rents from real property,” such rents may not be based on net income or profits. Our leases provide for a base rent plus a variable rent based on occupied rooms and departmental revenues rather than on net income or profits. If the IRS determines that the rents charged under our leases with the TRS Lessee are excessive, the deductibility thereof may be challenged, and to the extent rents exceed an arm’s-length amount, we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions.” While we believe that our rents and other transactions with the TRS Lessee are based on arm’s-length amounts and reflect normal business practices, there can be no assurance that the IRS would agree.

The TRS Lessee is subject to special rules that may result in increased taxes.

Several Code provisions ensure that a TRS is subject to an appropriate level of federal income taxation. For example, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between us and the TRS Lessee are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our intercompany transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

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

We may acquire properties in the future from C corporations, in which we must adopt the C corporation’s tax basis in the acquired asset as our tax basis. If the asset’s fair market value at the time of the acquisition exceeds its tax basis (a “built-in gain”), and we sell that asset within five years of the date on which we acquire it, then we generally will have to pay tax on the built-in gain at the regular U.S. federal corporate income tax rate.

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

The TCJA significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the TCJA that could affect the Company and its stockholders include:

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

The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the TCJA may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

Risks Related to Our Common Stock

The market price of our equity securities may vary substantially.

The trading prices of equity securities issued by REITs may be affected by changes in market interest rates and other factors. During 2018, our closing daily stock price fluctuated from a low of $12.91 to a high of $17.52. One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock, if any, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our stock to demand a higher annual yield, which could reduce the market price of our equity securities.

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

During the past three years, we paid quarterly cash dividends to the stockholders of our Series D cumulative redeemable preferred stock (“Series D preferred stock”), Series E cumulative redeemable preferred stock (“Series E preferred stock”), Series F cumulative redeemable preferred stock (“Series F preferred stock”) and our common stock as follows:

	Preferred Stock
	Series D	Series E	Series F	Common Stock
2016
January	$0.500000	$—	$—	$1.26	(1)
April	$0.527778	$—	$—	$0.05
July	$—	$0.535700	$0.201600	$0.05
October	$—	$0.434375	$0.403125	$0.05
2017
January	$—	$0.434375	$0.403125	$0.53
April	$—	$0.434375	$0.403125	$0.05
July	$—	$0.434375	$0.403125	$0.05
October	$—	$0.434375	$0.403125	$0.05
2018
January	$—	$0.434375	$0.403125	$0.58
April	$—	$0.434375	$0.403125	$0.05
July	$—	$0.434375	$0.403125	$0.05
October	$—	$0.434375	$0.403125	$0.05
2019
January	$—	$0.434375	$0.403125	$0.54

(1)	Paid in a combination of cash and shares of our common stock, pursuant to elections by individual stockholders.

Future distributions will be authorized and determined by our board of directors in its sole discretion from time to time and will be dependent upon a number of factors, including long-term operating projections, expected capital requirements and risks affecting our business. Furthermore, our board of directors may elect to pay dividends on our common stock by any means allowed under the Code, including a combination of cash and shares of our common stock. We cannot assure you as to the timing or amount of future dividends; however, we expect to continue to pay a regular dividend of $0.05 per share of common stock throughout 2019. To the extent that expected regular quarterly dividends for 2019 do not satisfy our annual distribution requirements, we expect to satisfy the annual distribution requirement by paying a “catch up” dividend in January 2020, which dividend may be paid in cash and/or shares of common stock. We believe that investors consider the relationship of dividend yield to market interest rates to be an important factor in deciding whether to buy or sell shares of a REIT. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of our shares to decrease.

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

We may elect to satisfy our REIT distribution requirements in the form of shares of our common stock along with cash. We have previously received private letter rulings from the IRS, including for tax year 2015, regarding the treatment of these distributions for purposes of satisfying our REIT distribution requirements. All dividends subsequent to tax year 2015 have been paid in cash. In the future, however, we may make cash/common stock distributions prior to receiving a private letter ruling. Should the IRS disallow our future use of cash/common stock dividends, the distribution would not qualify for purposes of meeting our distribution requirements, and we would need to make additional all cash distributions to satisfy the distribution requirement through the use of the deficiency dividend procedures outlined in the Code.

Shares of our common stock that are or become available for sale could affect the share price.

We have in the past, and may in the future, issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, redeem our preferred stock, repay indebtedness or for other corporate purposes. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, we have reserved approximately 12 million shares of our common stock for issuance under the Company’s long-term incentive plan, and 4,419,784 shares remained available for future issuance as of December 31, 2018.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth additional summary information with respect to the 21 hotels we owned as of December 31, 2018:

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Boston Park Plaza	Boston	Massachusetts	Upper Upscale	Full Service	1,060	Highgate
Courtyard by Marriott Los Angeles (2)	Los Angeles	California	Upscale	Select Service	187	IHR
Embassy Suites Chicago	Chicago	Illinois	Upper Upscale	Full Service	368	Crestline
Embassy Suites La Jolla	San Diego	California	Upper Upscale	Full Service	340	Hilton
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Chicago	Illinois	Upscale	Full Service	361	Crestline
Hilton New Orleans St. Charles	New Orleans	Louisiana	Upper Upscale	Full Service	252	IHR
Hilton San Diego Bayfront (2) (3)	San Diego	California	Upper Upscale	Full Service	1,190	Hilton
Hilton Times Square (2)	New York City	New York	Upper Upscale	Full Service	478	Highgate
Hyatt Centric Chicago Magnificent Mile (2)	Chicago	Illinois	Upper Upscale	Full Service	419	Davidson
Hyatt Regency San Francisco	San Francisco	California	Upper Upscale	Full Service	804	Hyatt
JW Marriott New Orleans (2)	New Orleans	Louisiana	Luxury	Full Service	501	Marriott
Marriott Boston Long Wharf	Boston	Massachusetts	Upper Upscale	Full Service	415	Marriott
Marriott Portland	Portland	Oregon	Upper Upscale	Full Service	249	IHR
Oceans Edge Resort & Marina	Key West	Florida	Upper Upscale	Full Service	175	Singh
Renaissance Harborplace	Baltimore	Maryland	Upper Upscale	Full Service	622	Marriott
Renaissance Los Angeles Airport	Los Angeles	California	Upper Upscale	Full Service	502	Marriott
Renaissance Long Beach	Long Beach	California	Upper Upscale	Full Service	374	Marriott
Renaissance Orlando at Sea World ®	Orlando	Florida	Upper Upscale	Full Service	781	Marriott
Renaissance Washington DC	Washington, DC	District of Columbia	Upper Upscale	Full Service	807	Marriott
Renaissance Westchester	White Plains	New York	Upper Upscale	Full Service	348	Highgate
Wailea Beach Resort	Wailea	Hawaii	Upper Upscale	Full Service	547	Marriott

Total number of rooms					10,780

(1)	As defined by STR, Inc.
(2)	Subject to a ground, building or air lease with an unaffiliated third party.
(3)	75% ownership interest.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “SHO.”

As of February 7, 2019, we had approximately 22 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares, subject to the ability of our board to waive this limitation under certain conditions.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Fourth Quarter 2018 Purchases of Equity Securities:

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1, 2018 — October 31, 2018	—	—	—
November 1, 2018 — November 30, 2018	—	—	—
December 1, 2018 — December 31, 2018	—	—	—
Total	—		—	$300,000,000	(1)

(1)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of December 31, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data ($ in thousands):
REVENUES
Room	$799,369	$829,320	$824,340	$874,117	$811,709
Food and beverage	284,668	296,933	294,415	293,892	259,358
Other operating	75,016	67,385	70,585	81,171	70,931
Total revenues	1,159,053	1,193,638	1,189,340	1,249,180	1,141,998
OPERATING EXPENSES
Room	210,204	213,301	211,947	224,035	214,899
Food and beverage	193,486	201,225	204,102	204,932	180,053
Other operating	17,169	16,392	16,684	21,335	21,012
Advertising and promotion	55,523	58,572	60,086	61,892	54,992
Repairs and maintenance	43,111	46,298	44,307	46,557	45,901
Utilities	29,324	30,419	30,424	34,543	34,141
Franchise costs	35,423	36,681	36,647	40,096	38,271
Property tax, ground lease and insurance	82,414	83,716	82,979	94,967	84,665
Other property-level expenses	132,419	138,525	142,742	142,332	126,737
Corporate overhead	30,247	28,817	25,991	33,339	28,739
Depreciation and amortization	146,449	158,634	163,016	164,716	155,845
Impairment loss	1,394	40,053	—	—	—
Total operating expenses	977,163	1,052,633	1,018,925	1,068,744	985,255
Gain on sale of assets	116,961	45,474	18,413	226,217	—
Operating income	298,851	186,479	188,828	406,653	156,743
Interest and other income	10,500	4,340	1,800	3,885	3,479
Interest expense	(47,690)	(51,766)	(50,283)	(66,516)	(72,315)
Loss on extinguishment of debt	(835)	(824)	(284)	(2,964)	(4,638)
Income before income taxes and discontinued operations	260,826	138,229	140,061	341,058	83,269
Income tax (provision) benefit, net	(1,767)	7,775	616	(1,434)	(179)
Income from continuing operations	259,059	146,004	140,677	339,624	83,090
Income from discontinued operations, net of tax	—	7,000	—	15,895	4,849

NET INCOME	259,059	153,004	140,677	355,519	87,939
Income from consolidated joint ventures attributable to noncontrolling interests	(8,614)	(7,628)	(6,480)	(8,164)	(6,708)
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(15,964)	(9,200)	(9,200)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$237,615	$132,546	$118,233	$338,155	$72,031
Income from continuing operations attributable to common stockholders per diluted common share	$1.05	$0.56	$0.55	$1.54	$0.34
Distributions declared per common share	$0.69	$0.73	$0.68	$1.41	$0.51
Balance Sheet Data ($ in thousands):
Investment in hotel properties, net (1)	$3,030,998	$3,106,066	$3,158,219	$3,230,852	$3,542,155
Total assets	$3,972,833	$3,857,812	$3,739,234	$3,865,093	$3,921,443
Total debt, net (1)	$977,063	$982,759	$931,303	$1,096,595	$1,421,744
Total liabilities	$1,261,662	$1,275,634	$1,207,402	$1,513,973	$1,652,609
Equity	$2,711,171	$2,582,178	$2,531,832	$2,351,120	$2,268,834

(1)	Does not include hotels which have been classified as held for sale. Total debt, net reflects the retrospective adoption of Accounting Standards Update No. 2015-03.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Sunstone Hotel Investors, Inc. is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust for federal income tax purposes. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

We own hotels that we consider to be LTRR® in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As of December 31, 2018, we had interests in 21 hotels held for investment (the “21 hotels”). Of the 21 hotels, we classify 18 as upper upscale, two as upscale and one as luxury as defined by STR, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 21 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers.

As of December 31, 2018, the hotels comprising our 21 hotel portfolio average 513 rooms in size.

2018 Highlights

In January 2018, we sold the Marriott Philadelphia and the Marriott Quincy for net proceeds of $137.0 million, and recognized a net gain on the sale of $15.7 million. Neither sale represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, neither of these sales qualified as a discontinued operation.

In May 2018, we paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that we had previously leased from an unaffiliated third party (the “Element”). The acquisition of the Element eliminates approximately $1.3 million of annual rent expense.

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

In October 2018, we sold the Hilton North Houston and the Marriott Houston (the “Houston hotels”) for net proceeds of $32.4 million, and recognized a net gain on the sale of $0.3 million. The sale of the hotels did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the sale did not qualify as a discontinued operation.

Also in October 2018, we amended and extended our credit facility agreement and repriced our two unsecured term loans. The amended credit facility agreement provides for a $500.0 million unsecured revolving credit facility, a $100.0 million increase from the previous credit facility. In addition, we have the right to increase the amount of the revolving credit facility, or to add term loans, up to an aggregate commitment of $800.0 million subject to lender approval. Under the terms of the amendment, the interest rate pricing grid for the credit facility was reduced from a range of 155 to 230 basis points over the applicable LIBOR to a range of 140 to 225 basis points over the applicable LIBOR, and the credit facility’s maturity date was extended from April 2019 to April 2023. The amendment also repriced the term loans, which bear interest pursuant to a leverage-based pricing grid, from the previous range of 1.80% to 2.55% over the applicable LIBOR to a range of 1.35% to 2.20% over the applicable LIBOR. We entered into interest rate derivative agreements to fix the applicable LIBOR for the full duration of the loans. The spread to LIBOR may vary depending on our overall leverage as defined by our credit agreement. Based on our current leverage, the interest rate of the $85.0 million term loan was reduced from 3.391% under the previous agreement to 2.941% under the current agreement, and the interest rate of the $100.0 million term loan was reduced from 3.653% under the previous agreement to 3.203% under the current agreement. The maturity dates for both term loans remain unchanged.

In December 2018, we sold the Marriott Tysons Corner for net proceeds of $84.5 million, and recognized a net gain on the sale of $47.8 million. The sale of the hotel did not represent a strategic shift that had a major impact on our business plan or our primary markets; therefore, the sale did not qualify as a discontinued operation.

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space leased by third parties and any business interruption proceeds or performance guarantee payments received.

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

•

Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other expenses;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements and FF&E, along with amortization on our franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

•

Impairment loss, which includes the charges we have recognized to reduce the carrying values of the Houston hotels on our balance sheet to their fair values in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

•	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

•

Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable-rate debt and capital lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

•

Loss on extinguishment of debt, which includes losses recognized on amendments or early repayments of mortgages or other debt obligations from the accelerated amortization of deferred financing costs, along with any other costs incurred;

•

Income tax (provision) benefit, net which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently our Comparable Portfolio is comprised of the 21 hotels, and includes both our ownership and prior ownership results for the Oceans Edge Resort & Marina acquired in July 2017. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information;

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

•

Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends and any redemption charges; noncontrolling interests; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs); and real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: non-real estate-related impairment losses; gains or losses due to property damage from natural disasters; the write-off of development costs associated with abandoned projects; income tax benefits or provisions associated with any changes to deferred tax assets or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In 2017, our Comparable Portfolio RevPAR, excluding the Oceans Edge Resort & Marina which opened in January 2017, increased 4.2% as compared to 2016, with a 110 basis point increase in occupancy. In 2018, Comparable Portfolio RevPAR , which was impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Four Renovation Hotels”), increased 2.8% as compared to 2017, with a 30 basis point decrease in occupancy.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Boston, Los Angeles, New York City and Portland where there are currently higher-than-average new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits.

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

With respect to improving RevPAR index, we continually work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 80 basis points in 2018 as compared to 2017. The increase in our Comparable Portfolio RevPAR index was primarily due to increases in the RevPAR index at the Wailea Beach Resort post-repositioning, at the Oceans Edge Resort & Marina as the hotel ramped up after its January 2017 opening and at both the Embassy Suites La Jolla and the Hilton San Diego Bayfront due to strong group bases that allowed the hotels to increase rates. These increases were partially offset by decreases in the RevPAR index at three of the Four Renovation Hotels, at the Courtyard by Marriott Los Angeles due to new supply and recently renovated area hotels and at the Hilton New Orleans St. Charles due to a weak market. Excluding the Oceans Edge Resort & Marina, our Comparable Portfolio RevPAR index increased 210 basis points in 2017 as compared to 2016. The increase was due in part to increased rates at our Boston Park Plaza and Wailea Beach Resort post-repositioning. These increases were partially offset by decreased rates at our Courtyard by Marriott Los Angeles and Renaissance Los Angeles Airport due to increased competition from area hotels that were newly constructed or under renovation during 2016.

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

Operating Results. The following table presents our operating results for our total portfolio for the years ended December 31, 2018 and 2017, including the amount and percentage change in the results between the two periods.

	2018	2017	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$799,369	$829,320	$(29,951)	(3.6)%
Food and beverage	284,668	296,933	(12,265)	(4.1)%
Other operating	75,016	67,385	7,631	11.3%
Total revenues	1,159,053	1,193,638	(34,585)	(2.9)%
OPERATING EXPENSES
Hotel operating	666,654	686,604	(19,950)	(2.9)%
Other property-level expenses	132,419	138,525	(6,106)	(4.4)%
Corporate overhead	30,247	28,817	1,430	5.0%
Depreciation and amortization	146,449	158,634	(12,185)	(7.7)%
Impairment loss	1,394	40,053	(38,659)	(96.5)%
Total operating expenses	977,163	1,052,633	(75,470)	(7.2)%
Gain on sale of assets	116,961	45,474	71,487	157.2%
Operating income	298,851	186,479	112,372	60.3%
Interest and other income	10,500	4,340	6,160	141.9%
Interest expense	(47,690)	(51,766)	4,076	7.9%
Loss on extinguishment of debt	(835)	(824)	(11)	(1.3)%
Income before income taxes and discontinued operations	260,826	138,229	122,597	88.7%
Income tax (provision) benefit, net	(1,767)	7,775	(9,542)	(122.7)%
Income from continuing operations	259,059	146,004	113,055	77.4%
Income from discontinued operations	—	7,000	(7,000)	(100.0)%
NET INCOME	259,059	153,004	106,055	69.3%
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(986)	(12.9)%
Preferred stock dividends	(12,830)	(12,830)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$237,615	$132,546	$105,069	79.3%

The following table presents our operating results for our total portfolio for the years ended December 31, 2017 and 2016, including the amount and percentage change in the results between the two periods.

	2017	2016	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$829,320	$824,340	$4,980	0.6%
Food and beverage	296,933	294,415	2,518	0.9%
Other operating	67,385	70,585	(3,200)	(4.5)%
Total revenues	1,193,638	1,189,340	4,298	0.4%
OPERATING EXPENSES
Hotel operating	686,604	687,176	(572)	(0.1)%
Other property-level expenses	138,525	142,742	(4,217)	(3.0)%
Corporate overhead	28,817	25,991	2,826	10.9%
Depreciation and amortization	158,634	163,016	(4,382)	(2.7)%
Impairment loss	40,053	—	40,053	100.0%
Total operating expenses	1,052,633	1,018,925	33,708	3.3%
Gain on sale of assets	45,474	18,413	27,061	147.0%
Operating income	186,479	188,828	(2,349)	(1.2)%
Interest and other income	4,340	1,800	2,540	141.1%
Interest expense	(51,766)	(50,283)	(1,483)	(2.9)%
Loss on extinguishment of debt	(824)	(284)	(540)	(190.1)%
Income before income taxes and discontinued operations	138,229	140,061	(1,832)	(1.3)%
Income tax benefit, net	7,775	616	7,159	1,162.2%
Income from continuing operations	146,004	140,677	5,327	3.8%
Income from discontinued operations	7,000	—	7,000	100.0%
NET INCOME	153,004	140,677	12,327	8.8%
Income from consolidated joint venture attributable to noncontrolling interest	(7,628)	(6,480)	(1,148)	(17.7)%
Preferred stock dividends and redemption charge	(12,830)	(15,964)	3,134	19.6%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$132,546	$118,233	$14,313	12.1%

Operating Statistics. The following tables include comparisons of the key operating metrics for our Comparable Portfolio. Because the Oceans Edge Resort & Marina was not open in 2016, the following table also includes the 2016 and 2017 key operating metrics for our Comparable Portfolio, excluding the Oceans Edge Resort & Marina. Operating statistics for our Comparable Portfolio include prior ownership 2017 results for the Oceans Edge Resort & Marina, acquired by us in July 2017.

	2018			2017			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	83.8%	$228.81	$191.74	84.1%	$221.87	$186.59	(30)	bps	3.1%	2.8%

	2017			2016			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	84.1%	$221.87	$186.59	83.2%	$215.66	$179.43	90	bps	2.9%	4.0%
Comparable Portfolio, excluding Oceans Edge Resort & Marina	84.3%	$221.78	$186.96	83.2%	$215.66	$179.43	110	bps	2.8%	4.2%

Summary of Operating Results. The year-over-year comparability of our operations is affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. During the three years ended December 31, 2018, we acquired one hotel, the Oceans Edge Resort & Marina in July 2017. During the same period we sold nine hotels: six hotels in 2018; two hotels in 2017 (together with the 2018 hotels sold, the “Eight Sold Hotels”); and one hotel in 2016 (together with the 2017 hotels sold, the “Three Sold Hotels”). In addition, the Four Renovation Hotels negatively impacted our operating results in 2018. While 2017 experienced no significant renovation disruption, 2016 was negatively impacted by significant renovations at the Boston Park Plaza and the Wailea Beach Resort (the “Two Renovation Hotels”).

Room Revenue. Room revenue decreased $30.0 million, or 3.6%, in 2018 as compared to 2017, and increased $5.0 million or 0.6%, in 2017 as compared to 2016.

The decrease in room revenue in 2018 as compared to 2017 was primarily due to our sales of the Eight Sold Hotels, which caused room revenue to decrease by $57.4 million in 2018 as compared to 2017.

Partially offsetting this decrease, the Oceans Edge Resort & Marina increased our room revenue by $10.3 million in 2018 as compared to 2017.

In addition, room revenue generated by the same 20 hotels we owned throughout both 2018 and 2017 (our “Existing Portfolio”) increased $17.1 million in 2018 as compared to 2017 due to a $22.6 million increase in ADR, partially offset by a $5.5 million decrease in occupancy. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Chicago hotels	Los Angeles International Airport hotels
Embassy Suites La Jolla	Renaissance Washington DC
Hilton San Diego Bayfront
Hilton Times Square
Hilton New Orleans
Hyatt Regency San Francisco (1)
JW Marriott New Orleans (1)
Marriott Boston Long Wharf (1)
Wailea Beach Resort

(1)	ADR was positively impacted by three of the Four Renovation Hotels which experienced increases in average daily rates post-renovation.

The decrease in our Existing Portfolio’s occupancy in 2018 as compared to 2017 was caused by 18,661 fewer group room nights, combined with 5,436 fewer transient room nights. The overall net decreases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Chicago hotels	Boston Park Plaza
Embassy Suites La Jolla	Hyatt Regency San Francisco (1)
Hilton San Diego Bayfront	JW Marriott New Orleans (1)
Wailea Beach Resort	Marriott Boston Long Wharf (1)
Renaissance Harborplace
Renaissance Long Beach
Renaissance Washington DC

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Embassy Suites Chicago
Hilton Garden Inn Chicago Downtown/Magnificent Mile	Embassy Suites La Jolla
Hyatt Centric Chicago Magnificent Mile	Hilton New Orleans
Hyatt Regency San Francisco (1)	Hilton San Diego Bayfront
Renaissance Long Beach	JW Marriott New Orleans (1)
Renaissance Westchester	Marriott Boston Long Wharf (1)
Wailea Beach Resort	Renaissance Los Angeles Airport (1)
Renaissance Orlando at SeaWorld®

(1)

Occupancy was negatively impacted in 2018 as compared to 2017 by the Four Renovation Hotels. During 2018, a total of 36,324 room nights were out of service at these four hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a combined potential 85.3% occupancy rate and RevPAR of $206.85 without the renovations.

The increase in room revenue in 2017 as compared to 2016 was primarily due to increases at the same 26 hotels we owned throughout both 2017 and 2016 (our “26 Hotel Portfolio”). Our 26 Hotel Portfolio increased room revenue by $26.1 million in 2017 as compared to 2016 due to an ADR increase of $25.9 million, combined with an occupancy increase of $0.2 million. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Boston Park Plaza (1)	Chicago hotels
Houston hotels (sold in 2018)	Hilton Times Square
Renaissance Washington DC	Marriott Portland
Wailea Beach Resort (1)	New Orleans hotels
Renaissance Harborplace

(1)	ADR was positively impacted by the Two Renovation Hotels which experienced increases in average daily rates post-renovation.

The increase in our 26 Hotel Portfolio’s occupancy in 2017 as compared to 2016 was caused by 26,107 more transient room nights, partially offset by 25,091 fewer group room nights. The overall net increases in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Boston Park Plaza (1)	Hilton San Diego Bayfront
Wailea Beach Resort (1)	Hyatt Regency San Francisco
Renaissance Orlando at SeaWorld®
Houston hotels (sold in 2018)

Transient Room Nights
Increases	Decreases
Boston Park Plaza (1)	Houston hotels (sold in 2018)
Renaissance Orlando at SeaWorld®
Wailea Beach Resort (1)

(1)

Occupancy was negatively impacted in 2016 as compared to 2017 by the Two Renovation Hotels. During 2016, a total of 33,165 room nights were out of service at these two hotels, displacing approximately $8.0 million in room revenue based on the hotels achieving a combined potential 78.7% occupancy rate and RevPAR of $180.20 without the renovations.

Room revenue also increased in 2017 as compared to 2016 due to our acquisition of the Oceans Edge Resort & Marina, which generated $3.6 million in room revenue during 2017. Both revenues and expenses at the Oceans Edge Resort & Marina were negatively impacted during 2017 by Hurricane Irma.

These increases to room revenue were partially offset by the Three Sold Hotels, which caused room revenue to decrease by $24.7 million in 2017 as compared to 2016.

Food and Beverage Revenue. Food and beverage revenue decreased $12.3 million, or 4.1%, in 2018 as compared to 2017, and increased $2.5 million, or 0.9%, in 2017 as compared to 2016.

The decrease in food and beverage revenue in 2018 as compared to 2017 was primarily due to our sales of the Eight Sold Hotels, which caused food and beverage revenue to decrease by $25.7 million in 2018 as compared to 2017.

Partially offsetting this decrease, food and beverage revenue generated by our Existing Portfolio increased $11.5 million in 2018 as compared to 2017, primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza	Hyatt Centric Chicago Magnificent Mile
Hilton San Diego Bayfront	JW Marriott New Orleans (1)
Hyatt Regency San Francisco (1)	Marriott Boston Long Wharf (1)
Renaissance Orlando at SeaWorld®	Renaissance Harborplace
Renaissance Washington DC
Renaissance Westchester
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Hilton San Diego Bayfront	Hyatt Regency San Francisco (1)
Renaissance Los Angeles Airport (1)	JW Marriott New Orleans (1)
Renaissance Orlando at SeaWorld®	Marriott Boston Long Wharf (1)
Wailea Beach Resort	Renaissance Washington DC

(1)	Renovation-related disruption negatively impacted food and beverage revenue in 2018.

In addition, the Oceans Edge Resort & Marina increased our food and beverage revenue by $1.9 million in 2018 as compared to 2017.

The increase in food and beverage revenue in 2017 as compared to 2016 was primarily due to the 26 Hotel Portfolio, which increased food and beverage revenue by $13.0 million in 2017 as compared to 2016, primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza (1)	Houston hotels (sold in 2018)
Hilton San Diego Bayfront	Marriott Quincy (sold in 2018)
Hyatt Regency San Francisco	Renaissance Orlando at SeaWorld®
JW Marriott New Orleans
Renaissance Harborplace
Wailea Beach Resort (1)

Outlet Revenue
Increases	Decreases
Boston Park Plaza (1)	Marriott Quincy (sold in 2018)
Hilton San Diego Bayfront	Renaissance Washington DC
Hyatt Regency San Francisco
Wailea Beach Resort (1)

(1)	Renovation-related disruption negatively impacted food and beverage revenue in 2016.

In addition, the Oceans Edge Resort & Marina generated $0.5 million in food and beverage revenue during 2017.

Partially offsetting these increases, the Three Sold Hotels caused food and beverage revenue to decrease by $11.0 million in 2017 as compared to 2016.

Other Operating Revenue. Other operating revenue increased $7.6 million, or 11.3%, in 2018 as compared to 2017, and decreased $3.2 million, or 4.5%, in 2017 as compared to 2016.

Other operating revenue increased in 2018 as compared to 2017, primarily due to the Oceans Edge Resort & Marina, which generated an additional $9.0 million in 2018, including $5.8 million in business interruption proceeds recognized in 2018 related to Hurricane Irma disruption in 2017 and 2018.

In addition, other operating revenue generated by our Existing Portfolio increased $3.5 million in 2018 as compared to 2017, primarily due to increased facility fees, parking revenue, attrition revenue and tenant lease revenue. These increases were partially offset by decreased telephone/internet revenue, commissions and other miscellaneous revenues.

Partially offsetting these increases, the Eight Sold Hotels caused other operating revenue to decrease by $4.8 million in 2018 as compared to 2017.

The decrease in other operating revenue in 2017 as compared to 2016 was primarily due to the Three Sold Hotels, which caused other operating revenue to decrease by $2.5 million in 2017 as compared to 2016.

In addition, other operating revenue in our 26 Hotel Portfolio decreased $1.7 million in 2017 as compared to 2016, primarily due to a $5.0 million performance guarantee received in 2016 from the manager of the Wailea Beach Resort. Marriott, the hotel manager, provided the performance guarantee as operational support for our significant repositioning of the hotel. Other operating revenue in our 26 Hotel Portfolio also decreased due to decreases in parking revenue and telephone/internet revenue. These decreases were partially offset by increased attrition and cancellation revenues due to our managers taking a more aggressive stance on enforcing the collection of these fees, along with increased facility fees and tenant lease revenue (including the year-over-year effect of our 2016 write-off of $0.1 million for three above/below market lease intangible assets/liabilities due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort), combined with increased retail revenue at the Wailea Beach Resort.

Partially offsetting these decreases, the Oceans Edge Resort & Marina generated $1.0 million in other operating revenue during 2017.

Hotel Operating Expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $20.0 million, or 2.9%, in 2018 as compared to 2017, and decreased $0.6 million, or 0.1%, in 2017 as compared to 2016.

The decrease in hotel operating expenses in 2018 as compared to 2017 was primarily related to the Eight Sold Hotels, which caused hotel operating expenses to decrease by $52.5 million in 2018 as compared to 2017.

Partially offsetting this decrease, hotel operating expenses in our Existing Portfolio increased $25.3 million in 2018 as compared to 2017. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and parking revenue. In addition, hotel operating expenses in our Existing Portfolio increased in 2018 as compared to 2017 due to the following increased expenses: advertising and promotion due to increased payroll and related costs in this department; repairs and maintenance due to increased payroll and related costs in this department, as well as increased contract and professional services, electrical, employee safety, landscaping, plumbing, heating and waste removal; utilities due to a cold winter affecting our Midwest and East Coast hotels, along with increased electricity rates and higher occupancy at some of our hotels; franchise costs due to increased revenues; property taxes due to increased assessments received at several of our hotels; ground lease percentage rent at the Hilton San Diego Bayfront due to higher revenues at the hotel; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. These increases were partially offset by the following decreased expenses: rent expense at the Renaissance Washington DC due to our purchase of the Element in May 2018; and ground lease expense at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018. Our purchases of the Element and the land underlying the JW Marriott New Orleans will decrease our future annual rent and ground lease expense by approximately $1.9 million.

In addition, the Oceans Edge Resort & Marina increased our hotel operating expenses by $7.3 million in 2018, primarily due to the corresponding increases in room revenue and food and beverage revenue. Partially offsetting the increased hotel operating expenses, repairs and maintenance expense decreased at the Oceans Edge Resort & Marina in 2018 as compared to 2017 as we recorded $0.1 million in Hurricane Irma-related restoration expenses in 2018 and $0.8 million in Hurricane Irma-related restoration expenses in 2017.

The decrease in hotel operating expenses in 2017 as compared to 2016 was primarily related to the Three Sold Hotels, which caused hotel operating expenses to decrease by $24.3 million in 2017 as compared 2016.

Partially offsetting this decrease, hotel operating expenses in our 26 Hotel Portfolio increased $19.6 million in 2017 as compared to 2016. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and retail revenue. In addition, hotel operating expenses in our 26 Hotel Portfolio increased in 2017 as compared to 2016 due to the following increased expenses: advertising and promotion at both the Boston Park Plaza and the Wailea Beach Resort to promote the hotels post-repositioning; repairs and maintenance due to a total of $0.9 million in hurricane-related restoration expenses recorded for the sold Houston hotels and the Renaissance Orlando at SeaWorld®, along with increased payroll and related costs in this department and increased building and elevator maintenance; utilities due to increased fuel, water and sewer costs; franchise costs due to the increase in revenues; property taxes due to the year-over-year effect of the variance in assessment decreases received at our three Chicago hotels and the Renaissance Washington DC, combined with increased assessments received in 2017 at several of our hotels, partially offset by decreased appeal fees; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort post-repositioning. These increases in our 26 Hotel Portfolio’s hotel operating expenses were slightly offset by decreased insurance expense.

In addition, the Oceans Edge Resort & Marina generated $4.2 million in hotel operating expenses in 2017, including $0.8 million in Hurricane Irma-related restoration expenses which are included in repairs and maintenance expense in our consolidated statements of operations.

Other Property-Level Expenses. Other property-level expenses decreased $6.1 million, or 4.4%, in 2018 as compared to 2017, and decreased $4.2 million, or 3.0%, in 2017 as compared to 2016.

The decrease in other property-level expenses in 2018 as compared to 2017 was primarily related to the Eight Sold Hotels, which caused other property-level expenses to decrease by $9.8 million in 2018 as compared to 2017.

Partially offsetting this decreased expense, other property-level expenses in our Existing Portfolio increased $2.1 million in 2018 as compared to 2017, primarily due to increases in the following expenses caused by higher revenue: basic and incentive management fees; payroll and related costs; and credit and collection expenses. These increases were partially offset by a decrease in supplies resulting from a one-time $1.0 million rebate received from Marriott in 2018 related to its sale of a hospitality procurement supply company, as well as decreases in contract and professional fees and employee training expenses.

In addition, the Oceans Edge Resort & Marina increased our other property-level expenses by $1.6 million in 2018 as compared to 2017.

The decrease in other property-level expenses in 2017 as compared to 2016 was primarily related to the Three Sold Hotels, which caused other property-level expenses to decrease by $5.1 million in 2017 as compared to 2016.

Partially offsetting this decreased expense, other property-level expenses in our 26 Hotel Portfolio increased $0.1 million in 2017 as compared to 2016, primarily due to increases in the following expenses caused by higher revenue: basic and incentive management fees; payroll and related costs; supplies; credit and collection expenses; employee relocation and training; travel; and permits and licenses. Partially offsetting these increased expenses, legal fees decreased in 2017 as compared to 2016 as during 2016, we recognized $1.4 million to terminate tenant leases at two hotels, and $0.4 million related to a hotel wage measure that increased payroll costs at one of our hotels. In addition, contract and professional fees and purchase rebates decreased in 2017 as compared to 2016.

In addition, the Oceans Edge Resort & Marina generated $0.8 million in other property-level expenses during 2017.

Corporate Overhead Expense.  Corporate overhead expense increased $1.4 million, or 5.0%, in 2018 as compared to 2017, and increased $2.8 million, or 10.9%, in 2017 as compared to 2016.

In 2018, corporate overhead expense increased primarily due to increased deferred stock compensation, legal, including $0.8 million accrued for estimated settlement costs and fees associated with various litigations related to sold hotels, and office rent. These increases were partially offset by decreased payroll and related costs, contract and professional fees, donations, due diligence costs, employee recruitment expenses and sales tax audit expenses.

In 2017, corporate overhead expense increased primarily due to increased payroll and related costs, deferred stock compensation expense, contract and professional fees, due diligence costs (the majority of which relates to our purchase of the Oceans Edge Resort & Marina in July 2017), Hawaii general excise tax related to the 2017 receipt of a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort and donations. These increases were partially offset by decreased travel and entity-level state franchise and minimum taxes.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased $12.2 million, or 7.7%, in 2018 as compared to 2017, and decreased $4.4 million, or 2.7%, in 2017 as compared to 2016.

The decrease in depreciation and amortization expense in 2018 as compared to 2017 was primarily related to the Eight Sold Hotels, which caused depreciation and amortization to decrease by $13.4 million in 2018 as compared to 2017.

In addition, depreciation and amortization expense in our Existing Portfolio decreased $0.3 million in 2018 as compared to 2017, due to assets being fully depreciated, as well as intangible assets, consisting of advanced deposits related to our purchases of the Boston Park Plaza and the Wailea Beach Resort, being fully amortized. These decreases were partially offset by increased depreciation and amortization at our newly renovated hotels.

Partially offsetting these decreases, the Oceans Edge Resort & Marina increased our depreciation and amortization expense by $1.5 million in 2018 as compared to 2017.

The decrease in depreciation and amortization expense in 2017 as compared to 2016 was primarily related to the Three Sold Hotels, which caused depreciation and amortization to decrease by $6.1 million in 2017 as compared to 2016.

Partially offsetting this decrease, depreciation and amortization expense in our 26 Hotel Portfolio increased $0.2 million in 2017 as compared to 2016, due to additional depreciation recognized at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreases in depreciation due to fully depreciated assets, as well as the year-over-year effect of our 2016 write-off of $0.3 million for three in-place lease intangible assets due to the renovation-related closure of a tenant’s space at the Wailea Beach Resort.

In addition, the Oceans Edge Resort & Marina caused depreciation and amortization to increase by $1.5 million in 2017.

Impairment Loss. Impairment loss totaled $1.4 million in 2018, $40.1 million in 2017, and zero in 2016. The impairment losses recorded in both 2018 and 2017 were on our Houston hotels, which we sold in October 2018.

Gain on Sale of Assets. Gain on sale of assets totaled $117.0 million in 2018, $45.5 million in 2017 and $18.4 million in 2016. None of these sales qualified as a discontinued operation.

In 2018, we recognized a $15.7 million net gain on sale of the Marriott Philadelphia and the Marriott Quincy, a $53.1 million net gain on the sale of the Hyatt Regency Newport Beach, a $0.3 million net gain on the sale of the Houston hotels, and a $47.8 million net gain on the sale of the Marriott Tysons Corner.

In 2017, we recognized a $44.3 million net gain on the sale of the Fairmont Newport Beach, and a $1.2 million net gain on the sale of the Marriott Park City.

In 2016, we recognized an $18.2 million net gain on the sale of the Sheraton Cerritos, and a $0.2 million net gain on the sale of an undeveloped parcel of land.

Interest and Other Income.  Interest and other income totaled $10.5 million in 2018, $4.3 million in 2017 and $1.8 million in 2016.

In 2018, we recognized $9.2 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for hurricane-related property damage at our sold Houston hotels and $0.1 million in energy rebates due to energy efficient renovations at our hotels.

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

Interest Expense.  Interest expense is as follows (in thousands):

	2018	2017	2016
Interest expense on debt and capital lease obligations	$45,933	$46,251	$49,509
Noncash interest on derivatives and capital lease obligations, net	(1,190)	3,106	(1,426)
Amortization of deferred financing costs	2,947	2,409	2,200
Total interest expense	$47,690	$51,766	$50,283

Interest expense decreased $4.1 million, or 7.9%, in 2018 as compared to 2017 as follows:

Interest expense on our debt and capital lease obligations decreased $0.3 million in 2018 as compared to 2017 as a result of lower balances due to monthly amortization, a loan repayment during 2017, lower interest rates on our variable-rate debt and lower interest swap rates on our two term loans resulting from the October 2018 amendment and extension of our credit facility and repricing of our term loans. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to our issuance of the Senior Notes in January 2017, as well as due to the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017.

Noncash interest on derivatives and capital lease obligations, net decreased $4.3 million in 2018 as compared to 2017. The noncash interest on our capital lease obligations decreased $4.4 million in 2018 as compared to 2017 due to our reclassification of the Courtyard by Marriott Los Angeles ground lease to a capital lease in the third quarter of 2017. Partially offsetting this decrease, the noncash changes in the fair market values of our derivatives increased interest expense $0.1 million in 2018 as compared to 2017.

Finally, amortization of deferred financing costs increased interest expense by $0.5 million in 2018 as compared to 2017 due to additional costs incurred on our refinancing of the debt secured by the Hilton San Diego Bayfront in November 2017.

Interest expense increased $1.5 million, or 2.9%, in 2017 as compared to 2016 as follows:

Interest expense on our debt and capital lease obligations decreased $3.3 million in 2017 as compared 2016 as a result of lower balances due to monthly amortization and loan repayments during 2016 and 2017. Partially offsetting these decreases, interest expense on our debt and capital lease obligations increased due to higher interest rates on our variable-rate debt, as well as interest on our Senior Notes issued in January 2017 and the cash component of interest on the Courtyard by Marriott Los Angeles ground lease, which we reclassified as a capital lease in the third quarter of 2017.

Noncash interest on derivatives and capital lease obligations, net increased $4.5 million in 2017 as compared to 2016. While the changes in the fair market values of our derivatives decreased interest expense $0.1 million in 2017 as compared to 2016, noncash interest on our capital lease obligations increased interest expense $4.6 million in 2017 as compared to 2016. During 2017, we corrected an immaterial error by reclassifying the Courtyard by Marriott Los Angeles ground lease from an operating lease to a capital lease due to the lease containing a future bargain purchase right option. Upon examination of this future bargain purchase right option, we determined that the economic disincentive for continuing to lease the property would be significant, and we will likely exercise the option. This reclassification resulted in a cumulative immaterial increase of $4.5 million to noncash interest expense in 2017. In addition, the noncash component of interest on our capital lease obligations increased $0.1 million during 2017 as compared to 2016.

Finally, amortization of deferred financing fees increased interest expense by $0.2 million in 2017 as compared to 2016 due to additional fees incurred on our Senior Notes issued in January 2017 and on our refinancing of the debt secured by the Hilton San Diego Bayfront in November 2017.

Our weighted average interest rate per annum, including our variable-rate debt obligations, was approximately 4.19% at December 31, 2018, 4.09% at December 31, 2017 and 4.29% at December 31, 2016. At December 31, 2018, 2017 and 2016, approximately 77.6%, 77.8% and 76.2%, respectively, of our outstanding notes payable had fixed interest rates, including the effects of interest rate swap agreements.

For a discussion regarding our 2018, 2017 and 2016 debt transactions, see the discussion included in “Liquidity and Capital Resources—Debt.”

Loss on Extinguishment of Debt. Loss on extinguishment of debt totaled $0.8 million in both 2018 and 2017, and $0.3 million in 2016.

In 2018, we recognized a loss of $0.8 million related to an amendment and extension to our credit facility and the repricing of our two unsecured term loans.

In 2017, we recognized a loss of $0.8 million related to our refinancing of the debt secured by the Hilton San Diego Bayfront.

In 2016, we recognized losses of $0.1 million and $0.2 million related to our repayments of debt secured by the Boston Park Plaza and the Renaissance Orlando at SeaWorld®, respectively.

Income Tax (Provision) Benefit, Net. Income tax (provision) benefit, net totaled a net provision of $1.8 million in 2018, a net benefit of $7.8 million in 2017 and a net benefit of $0.6 million in 2016. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

In 2018, we recognized a $1.1 million deferred income tax provision related to changes primarily in our net operating loss deferred tax assets. In addition, we recognized combined federal and state income tax expense of $0.6 million, based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities.

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

Income from Discontinued Operations, Net of Tax. Income from discontinued operations totaled zero for both 2018 and 2016, and $7.0 million for 2017. In 2017, we recognized an additional $7.0 million gain related to our 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota.

Income from Consolidated Joint Venture Attributable to Noncontrolling Interest.  Income from consolidated joint venture attributable to noncontrolling interest totaled $8.6 million in 2018, $7.6 million in 2017 and $6.5 million in 2016, and represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront.

Preferred Stock Dividends and Redemption Charge.  Preferred stock dividends and redemption charge totaled $12.8 million in both 2018 and 2017, and $16.0 million in 2016.

In both 2018 and 2017, we recognized preferred stock dividends of $8.0 million on our Series E preferred stock, and $4.8 million on our Series F preferred stock.

In 2016, we recognized $2.4 million on our Series D preferred stock, $6.5 million on our Series E preferred stock and $3.0 million on our Series F preferred stock. We redeemed all 4,600,000 shares of our Series D preferred stock in April 2016, and recorded a redemption charge of $4.1 million related to the original issuance costs of these shares, which were previously reflected as a reduction to additional paid in capital. In March 2016, we issued 4,600,000 shares of Series E preferred stock, and in May 2016, we issued 3,000,000 shares of Series F preferred stock.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for the period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; property-level restructuring, severance and management transition costs; lease terminations; and property insurance proceeds or uninsured losses.

The following table reconciles our net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income	$259,059	$153,004	$140,677
Operations held for investment:
Depreciation and amortization	146,449	158,634	163,016
Amortization of lease intangibles	93	251	252
Interest expense	47,690	51,766	50,283
Income tax provision (benefit), net	1,767	(7,775)	(616)
Gain on sale of assets, net	(116,916)	(45,747)	(18,422)
Impairment loss	1,394	40,053	—
EBITDAre	339,536	350,186	335,190

Operations held for investment:
Amortization of deferred stock compensation	9,007	8,042	7,157
Amortization of favorable and unfavorable contracts, net	(2)	218	394
Noncash ground rent	(1,147)	(1,122)	1,878
Capital lease obligation interest — cash ground rent	(2,361)	(1,867)	(1,404)
Loss on extinguishment of debt	835	824	284
Hurricane-related (insurance proceeds) uninsured losses, net	(990)	1,690	—
Closing costs — completed acquisition	—	729	—
Prior year property tax adjustments, net	(203)	(800)	(3,971)
Property-level restructuring, severance and management transition costs	29	—	1,578
Lease termination costs	—	—	1,000
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(6,480)
Depreciation and amortization	(2,556)	(2,767)	(3,480)
Interest expense	(1,982)	(1,950)	(1,684)
Noncash ground rent	290	290	(450)
Loss on extinguishment of debt	—	(205)	—
Discontinued operations:
Gain on sale of assets	—	(7,000)	—
	(7,694)	(11,546)	(5,178)
Adjusted EBITDAre, excluding noncontrolling interest	$331,842	$338,640	$330,012

Adjusted EBITDAre, excluding noncontrolling interest was $331.8 million in 2018, $338.6 million in 2017 and $330.0 million in 2016.

Adjusted EBITDAre, excluding noncontrolling interest decreased in 2018 as compared to 2017, primarily due to the sales of the Eight Sold Hotels, as well as renovation-related disruption at the Four Renovation Hotels, partially offset by additional earnings generated by our Existing Portfolio, and by the Oceans Edge Resort & Marina acquired in July 2017.

Adjusted EBITDAre, excluding noncontrolling interest increased in 2017 as compared to 2016, due to additional earnings generated by the 26 Hotel Portfolio, predominately by both the Boston Park Plaza and the Wailea Beach Resort post-repositioning, and by the Oceans Edge Resort & Marina, acquired in July 2017. Partially offsetting these increases, Adjusted EBITDAre, excluding noncontrolling interest decreased primarily due to the sales of the Three Sold Hotels.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include:  lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets or valuation allowances; property-level restructuring, severance and management transition costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income	$259,059	$153,004	$140,677
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(15,964)
Operations held for investment:
Real estate depreciation and amortization	145,827	158,177	162,431
Amortization of lease intangibles	93	251	252
Gain on sale of assets, net	(116,916)	(45,747)	(18,422)
Impairment loss	1,394	40,053	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(6,480)
Real estate depreciation and amortization	(2,556)	(2,767)	(3,480)
Discontinued operations:
Gain on sale of assets	—	(7,000)	—
FFO attributable to common stockholders	265,457	275,513	259,014

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	(2)	218	394
Noncash ground rent	(1,147)	(1,122)	1,878
Noncash interest on derivatives and capital lease obligations, net	(1,190)	3,106	(1,426)
Loss on extinguishment of debt	835	824	284
Hurricane-related (insurance proceeds) uninsured losses, net	(990)	1,690	—
Closing costs — completed acquisition	—	729	—
Prior year property tax adjustments, net	(203)	(800)	(3,971)
Property-level restructuring, severance and management transition costs	29	—	1,578
Lease termination costs	—	—	1,000
Noncash income tax provision (benefit), net	1,132	(9,235)	(1,596)
Preferred stock redemption charge	—	—	4,052
Noncontrolling interest:
Noncash ground rent	290	290	(450)
Noncash interest on derivative, net	(1)	(30)	—
Loss on extinguishment of debt	—	(205)	—
	(1,247)	(4,535)	1,743
Adjusted FFO attributable to common stockholders	$264,210	$270,978	$260,757

Adjusted FFO attributable to common stockholders was $264.2 million in 2018, $271.0 million in 2017 and $260.8 million in 2016.

Adjusted FFO attributable to common stockholders decreased in 2018 as compared to 2017, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Adjusted FFO attributable to common stockholders increased in 2017 as compared to 2016 primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Investing Activities

The following tables summarize our total portfolio and room data from January 1, 2016 through December 31, 2018, adjusted for the hotels acquired and sold during the respective periods.

	2018	2017	2016
Portfolio Data—Hotels
Number of hotels—beginning of period	27	28	29
Add: Acquisitions	—	1	—
Less: Dispositions	(6)	(2)	(1)
Number of hotels—end of period (1)	21	27	28
(1)

As of December 31, 2017, we classified two of the 27 hotels as held for sale due to their subsequent sales in January 2018. As of December 31, 2016, we classified one of the 28 hotels as held for sale due to its subsequent sale in February 2017.

	2018	2017	2016
Portfolio Data—Rooms
Number of rooms—beginning of period	13,203	13,666	13,845
Add: Acquisitions	—	175	—
Add: Room expansions	4	5	24
Less: Dispositions	(2,427)	(643)	(203)
Number of rooms—end of period	10,780	13,203	13,666
Average rooms per hotel—end of period	513	489	488

Acquisitions. In 2018, we paid $15.1 million, including closing costs, to acquire the land underlying the JW Marriott New Orleans. Prior to this purchase, we leased the land from an unaffiliated third party. In addition, we paid $18.4 million, including closing costs, to acquire the Element at the Renaissance Washington DC building that we had previously leased from an unaffiliated third party. We also paid a total of $0.1 million, including closing costs, to acquire four additional dry boat slips at the Oceans Edge Resort & Marina.

In 2017, we acquired the Oceans Edge Resort & Marina located in Key West, Florida for a net purchase price of $173.9 million, including prorations. The newly constructed fee simple hotel opened in January 2017, and also includes a marina, wet and dry boat slips and other customary marina amenities.

In 2016, we purchased the air rights associated with our Renaissance Harborplace for $2.4 million, including closing costs, resulting in a $2.4 million intangible asset with an indefinite life. In 2017, we received a $0.2 million refund of closing costs, reducing our air rights intangible asset to $2.3 million.

Our primary focus is to acquire Long-Term Relevant Real Estate®. Depending on availability, we select the branding and operating partners for our hotels that we believe will lead to the highest returns and greatest long-term value. Additionally, the scope of our acquisitions program may include large hotel portfolios or hotel loans. Future acquisitions, if any, may be funded with cash on hand, by our issuance of additional debt or equity securities, including our common and preferred OP units provided that our stock price is at an attractive level, by draws on our $500.0 million senior unsecured credit facility, or by proceeds received from sales of existing assets.

Dispositions. From time to time and subject to market conditions, we divest of assets that no longer fit our stated strategy, are unlikely to offer long-term returns in excess of our cost of capital, will achieve a sale price in excess of our internal valuation, or that have high risk relative to their anticipated returns. In 2018, we sold six hotels for total net proceeds of $348.0 million and a total net gain of $117.0 million. In 2017, we sold two hotels for total net proceeds of $149.8 million and a total net gain of $45.5 million. In 2016, we sold one hotel for net proceeds of $41.2 million and a net gain of $18.2 million. Also in 2016, we sold an undeveloped parcel of land for net proceeds of $0.4 million and a net gain of $0.2 million. None of these sales represented a strategic shift that had a major impact on our business plan or our primary markets; therefore, none of these sales qualified as a discontinued operation.

Renovations. We invested $159.1 million, $115.1 million and $182.2 million in capital improvements and energy efficiency projects to our hotel portfolio and other assets in 2018, 2017 and 2016, respectively. In 2018, the Four Renovation Hotels resulted in short-term room renovation disruption of approximately $8.0 million, which was in line with our expectations. While we experienced no material room revenue disruption in 2017, in 2016, our repositionings at the Boston Park Plaza and the Wailea Beach Resort resulted in short-term room revenue disruption of approximately $8.0 million, which was in line with our expectations.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and other assets, property insurance, debt refinancings, term loan agreements, Senior Notes, and common and preferred stock offerings. Our primary uses of cash were for capital expenditures for hotels and other assets, acquisitions of assets, operating expenses, repayment of notes payable, redemption of our Series D preferred stock, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $305.3 million in 2018, $306.8 million for 2017 and $287.8 million for 2016.

Net cash provided by operating activities decreased in 2018 as compared to 2017, primarily due to the sale of the Eight Sold Hotels and renovation-related disruption at the Four Renovation Hotels, partially offset by increased operating cash generated by our Existing Portfolio and the Oceans Edge Resort & Marina.

Net cash provided by operating activities increased in 2017 as compared to 2016, primarily due to increased cash generated by our hotels, most significantly at the Boston Park Plaza and the Wailea Beach Resort post-repositioning, partially offset by decreased cash generated due to our sales of the Three Sold Hotels.

Investing activities.  Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash provided by or used in investing activities in 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Proceeds from sales of assets	$348,032	$150,215	$41,587
Disposition deposit	—	—	250
Proceeds from property insurance	1,100	—	—
Acquisitions of hotel property and other assets, net	(15,147)	(173,728)	—
Acquisitions of intangible assets	(18,543)	—	(2,447)
Renovations and additions to hotel properties and other assets	(159,076)	(115,097)	(182,185)
Payment for interest rate derivatives	—	(125)	—
Net cash provided by (used in) investing activities	$156,366	$(138,735)	$(142,795)

In 2018, we received proceeds of $348.0 million from our sales of six hotels and surplus FF&E at our hotels. We also received $1.1 million in insurance proceeds for hurricane-related property damage at our sold Houston hotels. These cash inflows were partially offset as we paid $15.1 million to acquire the land underlying the JW Marriott New Orleans, and a total of $18.5 million for acquisitions of intangible assets, including $18.4 million to purchase the Element and $0.1 million to purchase four additional dry boat slips at the Oceans Edge Resort & Marina, and invested $159.1 million for renovations and additions to our hotel portfolio and other assets.

In 2017, we received proceeds of $150.2 million from our sales of two hotels and surplus FF&E at our hotels, along with the earn-out proceeds received related to the 2011 sale of the Royal Palm Miami Beach. These cash inflows were offset as we paid a net total of $173.7 million to acquire assets, including $173.9 million to purchase the Oceans Edge Resort & Marina less a $0.2 million refund of closing costs related to our purchase of the Renaissance Harborplace air rights acquired in 2016, paid $115.1 million for renovations and additions to our portfolio and paid $0.1 million for interest rate cap agreements on our variable-rate mortgage secured by the Hilton San Diego Bayfront.

In 2016, we received a total of $41.6 million in net proceeds from the sales of one hotel, an undeveloped parcel of land and surplus FF&E at our hotels. In addition, we received a deposit of $0.3 million from the buyer of the Fairmont Newport Beach. These cash inflows were offset as we paid $2.4 million to acquire the air rights at our Renaissance Harborplace and paid $182.2 million for renovations and additions to our portfolio.

Financing activities.  Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance of common stock, our issuance and repayment of notes payable, debt restructurings and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities in 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Proceeds from preferred stock offerings	$—	$—	$190,000
Payment of preferred stock offering costs	—	—	(6,640)
Redemption of preferred stock	—	—	(115,000)
Proceeds from common stock offerings	45,125	79,407	55,133
Payment of common stock offering costs	(784)	(1,475)	(941)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)	(2,641)
Proceeds from notes payable and debt restructuring	65,000	460,000	100,000
Payments on notes payable and debt restructuring	(72,574)	(405,542)	(265,536)
Payments of costs related to extinguishment of debt	(131)	(1)	(173)
Payments of deferred financing costs	(4,012)	(3,537)	(1,759)
Dividends and distributions paid	(177,622)	(163,014)	(227,486)
Distributions to noncontrolling interest	(9,369)	(8,250)	(7,737)
Net cash used in financing activities	$(158,599)	$(46,205)	$(282,780)

In 2018, we received total net proceeds of $44.3 million from the issuance of our common stock, and $65.0 million from the repricing of our unsecured term loans. These cash inflows were offset as we paid the following: $4.2 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; a total of $72.6 million in payments on our notes payable and debt restructuring, including $7.6 million in principal payments on our notes payable and $65.0 million from the repricing of our unsecured term loans; $0.1 million in unsecured term loan extinguishment costs; $4.0 million in deferred financing costs related to amending our credit facility, repricing our unsecured term loans and refinancing the loan secured by the Hilton San Diego Bayfront; $177.6 million in dividends and distributions to our common and preferred stockholders; and $9.4 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

In 2017, we received net proceeds of $77.9 million from the issuance of our common stock, and $460.0 million in proceeds from debt obligations, including $220.0 million from a new loan secured by the Hilton San Diego Bayfront and $240.0 million from the Senior Notes. These cash inflows were offset by the following cash outflows: $3.8 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $405.5 million in principal payments on our notes payable, including $219.6 million for the prior loan secured by the Hilton San Diego Bayfront, $176.0 million for the loan secured by the Marriott Boston Long Wharf and $9.9 million in principal payments on our notes payable; $3.5 million in combined loan extinguishment costs related to the payment of the loans secured by the Hilton San Diego Bayfront and the Marriott Boston Long Wharf and deferred financing costs related to our new loan secured by the Hilton San Diego Bayfront, the Senior Notes and our credit facility; $163.0 million in dividends and distributions to our common and preferred stockholders; and $8.3 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

In 2016, we received net proceeds of $183.4 million received from our preferred stock offerings, including $111.0 million from the issuance of our Series E preferred stock and $72.4 million from the issuance of our Series F preferred stock, $54.2 million in net proceeds received from the issuance of our common stock, and $100.0 million in proceeds received from our unsecured term loan. These cash inflows were offset by the following cash outflows: $115.0 million paid to redeem our Series D preferred stock; $2.6 million paid to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $265.5 million in principal payments on our notes payable, including $114.2 million for the loan secured by the Boston Park Plaza, $72.6 million for the loan secured by the Renaissance Orlando at SeaWorld®, $66.1 million for the loan secured by the Embassy Suites Chicago and $12.6 million in principal payments on our notes payable; $0.2 million in costs paid to extinguish the loans secured by the

Renaissance Orlando at SeaWorld® and the Embassy Suites Chicago; $1.8 million in deferred financing costs related to our $100.0 million unsecured term loan, our credit facility and our Senior Notes which were funded in January 2017; $227.5 million in dividends and distributions to our common and preferred stockholders; and $7.7 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of newly issued debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including under the ATM Agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through December 31, 2018, we have received $122.3 million in net proceeds from the issuance of 7,467,709 shares of our common stock in connection with the ATM Agreements, leaving $175.5 million available for sale under the ATM agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of December 31, 2018, our unrestricted cash balance was $809.3 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of December 31, 2018, we had $982.8 million of consolidated debt, $862.4 million of cash and cash equivalents, including restricted cash, and total assets of $4.0 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of December 31, 2018, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of December 31, 2018, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

Each of our debt transactions for the years ended December 31, 2018, 2017 and 2016 is discussed below.

2018 Debt transactions. In 2018, we amended and extended our credit facility agreement and repriced our two unsecured term loans. The amended credit facility agreement provides for a $500.0 million unsecured revolving credit facility, a $100.0 million increase from our previous credit facility. In addition, we have the right to increase the amount of the revolving credit facility, or to add term loans, for an aggregate commitment of $800.0 million subject to lender approval. Under the terms of the amendment, the interest rate pricing grid for the credit facility was reduced from a range of 155 to 230 basis points over the applicable LIBOR to a range of 140 to 225 basis points over the applicable LIBOR, and the credit facility’s maturity date was extended from April 2019 to April 2023. The amendment also repriced the term loans, which bear interest pursuant to a leverage-based pricing grid, from the previous range of 1.80% to 2.55% over the applicable LIBOR to a range of 1.35% to 2.20% over the applicable LIBOR. We entered into interest rate derivative agreements to fix the applicable LIBOR for the full duration of the loans. The spread to LIBOR may vary depending on our overall leverage as defined by our credit agreement. Based on our current leverage, the interest rate of the $85.0 million term loan was reduced from 3.391% under the previous agreement to 2.941% under the current agreement, and the interest rate of the $100.0 million term loan was reduced from 3.653% under the previous agreement to 3.203% under the current agreement. The maturity dates for both term loans remain unchanged.

As of December 31, 2018, we have no outstanding amounts due under our credit facility.

2017 Debt transactions. In 2017, we received proceeds of $240.0 million in a private placement of the Senior Notes. The private placement consisted of the Series A Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.69%, maturing in January 2026, and the Series B Senior Notes, which includes $120.0 million of notes bearing interest at a fixed rate of 4.79%, maturing in January 2028.

We used proceeds received from the Senior Notes to repay the loan secured by the Marriott Boston Long Wharf, which had a balance of $176.0 million and an interest rate of 5.58%. The Marriott Boston Long Wharf loan was scheduled to mature in April 2017, and was available to be repaid without penalty in January 2017.

In addition, we refinanced our existing $219.6 million loan secured by the Hilton San Diego Bayfront with a new $220.0 million loan. The new loan has an initial maturity date of December 2020 and three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of one-month LIBOR plus 105 basis points with a 25 basis point increase during the final one-year extension period, if extended. The new loan replaced the existing loan that was scheduled to mature in August 2019 and had a floating interest rate of one-month LIBOR plus 225 basis points.

2016 Debt transactions.  In 2016, we drew the available funds of $100.0 million under an unsecured term loan agreement, and used the proceeds, combined with cash on hand, to repay the $114.2 million loan secured by the Boston Park Plaza. The Boston Park Plaza loan was scheduled to mature in February 2018, and was available to be repaid without penalty in February 2016. The $100.0 million unsecured term loan matures in January 2023. As noted above, we repriced the term loan in 2018.

We repaid $72.6 million of debt secured by the Renaissance Orlando at SeaWorld®, using proceeds received from our issuance of the Series F preferred stock. The Renaissance Orlando at SeaWorld® loan was scheduled to mature in July 2016, and was available to be repaid without penalty in May 2016.

In addition, we repaid $66.1 million of debt secured by the Embassy Suites Chicago using cash on hand. The Embassy Suites Chicago loan was scheduled to mature in March 2017, and was available to be repaid without penalty at the end of December 2016.

We may in the future seek to obtain mortgages on one or all of our 16 unencumbered hotels, 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 16 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Portland; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced.

Contractual Obligations

The following table summarizes our payment obligations and commitments as of December 31, 2018 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$982,828	$7,804	$415,384	$192,039	$367,601
Interest obligations on notes payable (1)	198,009	42,460	69,026	41,106	45,417
Capital lease obligations	27,010	1	3	3	27,003
Interest obligations on capital leases	121,219	2,356	4,743	4,903	109,217
Operating lease obligations (2)	201,383	8,159	16,927	17,107	159,190
Construction commitments	63,647	63,647	—	—	—
Employment obligations	633	633	—	—	—
Total	$1,594,729	$125,060	$506,083	$255,158	$708,428

(1)	Interest on our variable-rate debt obligation is calculated based on the variable rate at December 31, 2018, and includes the effect of our interest rate derivative agreements.
(2)

Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $159.1 million in our hotel portfolio and other assets during 2018, $115.1 million in 2017 and $182.2 million in 2016. As of December 31, 2018, we have contractual construction commitments totaling $63.6 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of December 31, 2018, our balance sheet includes restricted cash of $51.2 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 21 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter for 2016 (excluding the Oceans Edge Resort & Marina as the hotel was not yet open), 2017 and 2018 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues:	Quarter	Quarter	Quarter	Quarter	Total
2016
Total revenues	$274,292	$322,160	$303,304	$289,584	$1,189,340
Sold hotel revenues (1)	(49,970)	(52,782)	(49,630)	(43,014)	(195,396)
Non-hotel revenues (2)	(121)	(99)	210	(5,066)	(5,076)
Total Comparable Portfolio revenues (3)	$224,201	$269,279	$253,884	$241,504	$988,868
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.2%	25.7%	24.4%	100%

2017
Total revenues	$280,743	$318,796	$303,909	$290,190	$1,193,638
Prior ownership revenues (4)	3,980	4,126	1,143	—	9,249
Sold hotel revenues (1)	(41,881)	(40,216)	(37,715)	(35,151)	(154,963)
Non-hotel revenues (2)	(18)	(22)	(22)	(20)	(82)
Total Comparable Portfolio revenues (3)	$242,824	$282,684	$267,315	$255,019	$1,047,842
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	23.2%	27.0%	25.5%	24.3%	100%

2018
Total revenues	$271,446	$317,447	$289,308	$280,852	$1,159,053
Sold hotel revenues (1)	(23,610)	(24,514)	(12,440)	(6,501)	(67,065)
Non-hotel revenues (2)	(832)	(21)	(25)	(4,987)	(5,865)
Total Comparable Portfolio revenues (3)	$247,004	$292,912	$276,843	$269,364	$1,086,123
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.0%	25.5%	24.8%	100%

(1)

Sold hotel revenues include those generated by the following: the Sheraton Cerritos, which we sold in May 2016; the Fairmont Newport Beach and the Marriott Park City, which we sold in February 2017 and June 2017, respectively; the Marriott Philadelphia, the Marriott Quincy, the Hyatt Regency Newport Beach, the Houston hotels, and the Marriott Tysons Corner, which we sold in January 2018, July 2018, October 2018 and December 2018, respectively.

(2)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hilton New Orleans St. Charles, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the first quarter and fourth quarter of 2018 also include business interruption insurance proceeds of $0.8 million and $5.0 million, respectively, for the Oceans Edge Resort & Marina. Non-hotel revenues for both the fourth quarter and full year 2016 also include a $5.0 million performance guarantee provided by the manager of the Wailea Beach Resort.

(3)

Total Comparable Portfolio revenues include those generated by our 21 hotel Comparable Portfolio. Total Comparable Portfolio revenues for 2016 do not include the Oceans Edge Resort & Marina as the newly-developed hotel was not opened until 2017.

(4)

Prior ownership revenues include those generated by the Oceans Edge Resort & Marina. We obtained prior ownership information from the Oceans Edge Resort & Marina’s previous owner during the due diligence period before acquiring the hotel. We performed a limited review of the information as part of our analysis of the acquisition. We caution you not to place undue reliance on the prior ownership information

Inflation

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

•

Impairment of long-lived assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform a fair value assessment, using a discounted cash flow analysis to estimate the fair value of our properties, taking into account each property’s expected cash flow from operations, our estimate of how long we plan to own each property and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

In addition, the acquisition of a hotel property or other entity requires an analysis to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. Transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead on our consolidated statements of operations. Also, asset acquisitions are not subject to a measurement period, as are business combinations.

•

Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties, including related assets under capital leases, are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for FF&E. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•

Income taxes.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. We are subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from the Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We review any uncertain tax positions and, if necessary, we will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current year. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

New Accounting Standards and Accounting Changes

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments held for trading purposes. We use derivative financial instruments, which are intended to manage interest rate risks on our floating rate debt.

As of December 31, 2018, 77.6% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at December 31, 2018. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million based on the variable rate at December 31, 2018.

Item 8.Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule included in this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sunstone Hotel Investors, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Sunstone Hotel Investors, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California
February 14, 2019

Item  9B.Other Information

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure in Exhibit 99.1 attached to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 14, 2018. Our updated discussion addresses recently enacted tax law changes.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the captions “Proposal 1:Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Company Information” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Certain other information concerning executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.Executive Compensation

The information required by this Item is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report to Stockholders,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item is set forth under the caption “Security Ownership by Directors, Executive Officers and Five Percent Stockholders” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The following table sets forth certain information with respect to securities authorized for issuance under the equity compensation plan as of December 31, 2018:

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
under the Long-term
	Number of securities to	Weighted-average	Incentive Plan
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding awards	outstanding awards	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by the Company’s stockholders:
- 2004 Long-Term Incentive Plan, as amended and restated			4,419,784

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the caption “Certain Relationships and Related Transactions” and “Company Information” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required by this Item is set forth under the caption “Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

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

3.2

Second Amended and Restated Bylaws of Sunstone Hotel Investors, Inc., effective as of November 15, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on November 15, 2018).

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

10.19.1

Second Amendment to Loan Agreement, dated as of August 8, 2014, among One Park Boulevard, LLC as Borrower, Sunstone Park Lessee, LLC as Operating Lessee, MUFG Union Bank, N.A. as Agent for the Lenders, and MUFG Union Bank, N.A., Compass Bank and CIBC Inc. as Lenders (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 4, 2014).

10.20

Credit Agreement, dated April 2, 2015, among Sunstone Hotel Investors, Inc., Sunstone Hotel Partnership, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., JPMORGAN Chase Bank, N.A. and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on April 2, 2015).

10.20.1

Term Loan Supplement Agreement, dated September 3, 2015, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., Wells Fargo Bank, National Association and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 3, 2015).

10.20.2

Amended and Restated Credit Agreement, dated October 17, 2018, among Sunstone Hotel Partnership, LLC, Sunstone Hotel Investors, Inc., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on October 19, 2018).

10.21

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

*Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements that have been detail tagged.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: February 14, 2019	/S/ Bryan A. Giglia
Bryan A. Giglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DOUGLAS M. PASQUALE	Non-Executive Chairman	February 14, 2019
Douglas M. Pasquale

/S/ JOHN V. ARABIA	Director, President and Chief Executive Officer	February 14, 2019
John V. Arabia	(Principal Executive Officer)

/S/ W. BLAKE BAIRD	Director	February 14, 2019
W. Blake Baird

/S/ ANDREW BATINOVICH	Director	February 14, 2019
Andrew Batinovich

/S/ Z. JAMIE BEHAR	Director	February 14, 2019
Z. Jamie Behar

/S/ THOMAS A. LEWIS, JR.	Director	February 14, 2019
Thomas A. Lewis, Jr.

/S/ MURRAY J. MCCABE	Director	February 14, 2019
Murray J. McCabe

/S/ KEITH P. RUSSELL	Director	February 14, 2019
Keith P. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunstone Hotel Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunstone Hotel Investors, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-18

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presentation of restricted cash on the consolidated statements of cash flows for the three years in the period ended December 31, 2018 due to the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).

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

Irvine, California
February 14, 2019

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$809,316	$488,002
Restricted cash	53,053	71,309
Accounts receivable, net	33,844	34,219
Inventories	1,078	1,323
Prepaid expenses	11,183	10,464
Assets held for sale, net	—	122,807
Total current assets	908,474	728,124
Investment in hotel properties, net	3,030,998	3,106,066
Deferred financing costs, net	3,544	1,305
Other assets, net	29,817	22,317
Total assets	$3,972,833	$3,857,812

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,425	$31,810
Accrued payroll and employee benefits	25,039	26,687
Dividends and distributions payable	126,461	133,894
Other current liabilities	44,962	44,502
Current portion of notes payable, net	5,838	5,477
Liabilities of assets held for sale	—	189
Total current liabilities	232,725	242,559
Notes payable, less current portion, net	971,225	977,282
Capital lease obligations, less current portion	27,009	26,804
Other liabilities	30,703	28,989
Total liabilities	1,261,662	1,275,634
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at December 31, 2018 and 2017, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at December 31, 2018 and 2017, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 228,246,247 shares issued and outstanding at December 31, 2018 and 225,321,660 shares issued and outstanding at December 31, 2017	2,282	2,253
Additional paid in capital	2,728,684	2,679,221
Retained earnings	1,182,722	932,277
Cumulative dividends and distributions	(1,440,202)	(1,270,013)
Total stockholders’ equity	2,663,486	2,533,738
Noncontrolling interest in consolidated joint venture	47,685	48,440
Total equity	2,711,171	2,582,178
Total liabilities and equity	$3,972,833	$3,857,812

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
REVENUES
Room	$799,369	$829,320	$824,340
Food and beverage	284,668	296,933	294,415
Other operating	75,016	67,385	70,585
Total revenues	1,159,053	1,193,638	1,189,340
OPERATING EXPENSES
Room	210,204	213,301	211,947
Food and beverage	193,486	201,225	204,102
Other operating	17,169	16,392	16,684
Advertising and promotion	55,523	58,572	60,086
Repairs and maintenance	43,111	46,298	44,307
Utilities	29,324	30,419	30,424
Franchise costs	35,423	36,681	36,647
Property tax, ground lease and insurance	82,414	83,716	82,979
Other property-level expenses	132,419	138,525	142,742
Corporate overhead	30,247	28,817	25,991
Depreciation and amortization	146,449	158,634	163,016
Impairment loss	1,394	40,053	—
Total operating expenses	977,163	1,052,633	1,018,925
Gain on sale of assets	116,961	45,474	18,413
Operating income	298,851	186,479	188,828
Interest and other income	10,500	4,340	1,800
Interest expense	(47,690)	(51,766)	(50,283)
Loss on extinguishment of debt	(835)	(824)	(284)
Income before income taxes and discontinued operations	260,826	138,229	140,061
Income tax (provision) benefit, net	(1,767)	7,775	616
Income from continuing operations	259,059	146,004	140,677
Income from discontinued operations	—	7,000	—
NET INCOME	259,059	153,004	140,677
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(6,480)
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(15,964)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$237,615	$132,546	$118,233

Basic and diluted per share amounts:
Income from continuing operations attributable to common stockholders	$1.05	$0.56	$0.55
Income from discontinued operations	—	0.03	—
Basic and diluted income attributable to common stockholders per common share	$1.05	$0.59	$0.55

Basic and diluted weighted average common shares outstanding	225,924	221,898	214,966

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Preferred Stock											Noncontrolling
	Series D		Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2015	4,600,000	$115,000	—	$—	—	$—	207,604,391	$2,076	$2,458,889	$652,704	$(927,868)	$50,319	$2,351,120
Deferred stock compensation, net	—	—	—	—	—	—	1,482,621	15	7,414	—	—	—	7,429
Issuance of common stock distributions declared in 2015 at $1.26 per share	—	—	—	—	—	—	7,422,081	74	78,749	—	—	—	78,823
Common stock distributions and distributions payable at $0.68 per share	—	—	—	—	—	—	—	—	—	—	(149,120)	—	(149,120)
Series D preferred stock dividends at $0.527778 per share through redemption date	—	—	—	—	—	—	—	—	—	—	(2,428)	—	(2,428)
Series E preferred stock dividends and dividends payable at $1.40445 per share	—	—	—	—	—	—	—	—	—	—	(6,460)	—	(6,460)
Series F preferred stock dividends and dividends payable at $1.00785 per share	—	—	—	—	—	—	—	—	—	—	(3,024)	—	(3,024)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(7,737)	(7,737)
Net proceeds from sale of common stock	—	—	—	—	—	—	3,564,047	36	54,156	—	—	—	54,192
Net proceeds from sales of preferred stock	—	—	4,600,000	115,000	3,000,000	75,000	—	—	(6,640)	—	—	—	183,360
Redemption of preferred stock	(4,600,000)	(115,000)	—	—	—	—	—	—	4,052	—	(4,052)	—	(115,000)
Net income	—	—	—	—	—	—	—	—	—	134,197	—	6,480	140,677
Balance at December 31, 2016	—	—	4,600,000	115,000	3,000,000	75,000	220,073,140	2,201	2,596,620	786,901	(1,092,952)	49,062	2,531,832
Deferred stock compensation, net	—	—	—	—	—	—	371,665	4	4,717	—	—	—	4,721
Common stock distributions and distributions payable at $0.73 per share	—	—	—	—	—	—	—	—	—	—	(164,231)	—	(164,231)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	—	—	(7,993)	—	(7,993)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	—	—	(4,837)	—	(4,837)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(8,250)	(8,250)
Net proceeds from sale of common stock	—	—	—	—	—	—	4,876,855	48	77,884	—	—	—	77,932
Net income	—	—	—	—	—	—	—	—	—	145,376	—	7,628	153,004
Balance at December 31, 2017	—	—	4,600,000	115,000	3,000,000	75,000	225,321,660	2,253	2,679,221	932,277	(1,270,013)	48,440	2,582,178
Deferred stock compensation, net	—	—	—	—	—	—	333,733	3	5,148	—	—	—	5,151
Common stock distributions and distributions payable at $0.69 per share	—	—	—	—	—	—	—	—	—	—	(157,359)	—	(157,359)
Series E preferred stock dividends and dividends payable at $1.7375 per share	—	—	—	—	—	—	—	—	—	—	(7,992)	—	(7,992)
Series F preferred stock dividends and dividends payable at $1.6125 per share	—	—	—	—	—	—	—	—	—	—	(4,838)	—	(4,838)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(9,369)	(9,369)
Net proceeds from sale of common stock	—	—	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Net income	—	—	—	—	—	—	—	—	—	250,445	—	8,614	259,059
Balance at December 31, 2018	—	$—	4,600,000	$115,000	3,000,000	$75,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171

See accompanying notes to consolidated financial statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,059	$153,004	$140,677
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	815	730	618
Gain on sale of assets, net	(116,916)	(52,747)	(18,422)
Loss on extinguishment of debt	835	824	284
Noncash interest on derivatives and capital lease obligations, net	(1,190)	3,106	(1,426)
Depreciation	144,958	155,962	159,919
Amortization of franchise fees and other intangibles	1,582	3,141	3,743
Amortization of deferred financing costs	2,947	2,409	2,200
Amortization of deferred stock compensation	9,007	8,042	7,157
Impairment loss	1,394	40,053	—
(Gain) loss on hurricane-related damage	(1,100)	201	—
Deferred income taxes, net	1,132	(9,235)	—
Changes in operating assets and liabilities:
Accounts receivable	905	3,175	(8,401)
Inventories	117	(16)	40
Prepaid expenses and other assets	72	(1,820)	977
Accounts payable and other liabilities	3,322	(822)	476
Accrued payroll and employee benefits	(1,648)	784	(54)
Net cash provided by operating activities	305,291	306,791	287,788
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	348,032	150,215	41,587
Disposition deposit	—	—	250
Proceeds from property insurance	1,100	—	—
Acquisitions of hotel property and other assets, net	(15,147)	(173,728)	—
Acquisitions of intangible assets	(18,543)	—	(2,447)
Renovations and additions to hotel properties and other assets	(159,076)	(115,097)	(182,185)
Payment for interest rate derivatives	—	(125)	—
Net cash provided by (used in) investing activities	156,366	(138,735)	(142,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock offerings	—	—	190,000
Payment of preferred stock offering costs	—	—	(6,640)
Redemption of preferred stock	—	—	(115,000)
Proceeds from common stock offerings	45,125	79,407	55,133
Payment of common stock offering costs	(784)	(1,475)	(941)
Repurchase of common stock for employee withholding obligations	(4,232)	(3,793)	(2,641)
Proceeds from notes payable and debt restructuring	65,000	460,000	100,000
Payments on notes payable and debt restructuring	(72,574)	(405,542)	(265,536)
Payments of costs related to extinguishment of debt	(131)	(1)	(173)
Payments of deferred financing costs	(4,012)	(3,537)	(1,759)
Dividends and distributions paid	(177,622)	(163,014)	(227,486)
Distributions to noncontrolling interest	(9,369)	(8,250)	(7,737)
Net cash used in financing activities	(158,599)	(46,205)	(282,780)
Net increase (decrease) in cash and cash equivalents and restricted cash	303,058	121,851	(137,787)
Cash and cash equivalents and restricted cash, beginning of year	559,311	437,460	575,247
Cash and cash equivalents and restricted cash, end of year	$862,369	$559,311	$437,460

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$809,316	$488,002	$369,537
Restricted cash	53,053	71,309	67,923
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$862,369	$559,311	$437,460

The Company paid the following amounts for interest and income taxes in 2018, 2017 and 2016:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash paid for interest	$44,795	$40,987	$50,107
Cash paid for income taxes, net	$693	$1,433	$1,241

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities in 2018, 2017 and 2016 consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Decrease) increase in accounts payable related to renovations and additions to hotel properties and other assets	$(2,506)	$(3,180)	$6,429
Amortization of deferred stock compensation — construction activities	$376	$472	$591
Increase in unsecured terms loans due to debt restructuring	$50,000	$—	$—
Decrease in unsecured terms loans due to debt restructuring	$(50,000)	$—	$—
Preferred stock redemption charge	$—	$—	$4,052
Issuance of common stock distribution	$—	$—	$78,823
Dividends and distributions payable	$126,461	$133,894	$119,847

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sunstone Hotel Investors, Inc. (the “Company”) was incorporated in Maryland on June 28, 2004 in anticipation of an initial public offering of common stock, which was consummated on October 26, 2004. The Company elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its taxable year ended on December 31, 2004. The Company, through its 100% controlling interest in Sunstone Hotel Partnership, LLC (the “Operating Partnership”), of which the Company is the sole managing member, and the subsidiaries of the Operating Partnership, including Sunstone Hotel TRS Lessee, Inc. (the “TRS Lessee”) and its subsidiaries, is currently engaged in acquiring, owning, asset managing and renovating hotel properties, and may also selectively sell hotels that no longer fit its stated strategy.

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of December 31, 2018, the Company had interests in 21 hotels (the “21 hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8
Interstate Hotels & Resorts, Inc.	3
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of December 31, 2018	21

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in various bank accounts plus credit card receivables and all short-term investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. At December 31, 2018 and 2017, the Company had amounts in banks that were in excess of federally insured amounts.

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases and property taxes. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers. Restricted cash may also include earnest money received from a buyer of one of the Company’s hotels and held in escrow until the sale is complete.

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

Acquisitions of Hotel Properties and Other Entities

Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and any capital lease obligations that are assumed as part of the acquisition of a leasehold interest. When the Company acquires a hotel property or other entity, it uses all available information to make these fair value determinations, and engages independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, the Company believes that the recording of acquired assets and liabilities is a critical accounting policy.

In addition, the acquisition of a hotel property or other entity requires an analysis of the transaction to determine if it qualifies as the purchase of a business or an asset. If the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the transaction is an asset acquisition. Transaction costs associated with asset acquisitions are capitalized and subsequently depreciated over the life of the related asset, while the same costs associated with a business combination are expensed as incurred and included in corporate overhead on the Company’s consolidated statements of operations. Also, asset acquisitions are not subject to a measurement period, as are business combinations.

Investments in Hotel Properties

Investments in hotel properties, including land, buildings, furniture, fixtures and equipment (“FF&E”) and identifiable intangible assets are recorded at fair value upon acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation expense is based on the estimated life of the Company’s assets. The life is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish the Company’s hotels, as well as specific market and economic conditions. Hotel properties, including related assets under capital leases, are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for FF&E. Intangible assets are amortized using the straight-line method over their estimated useful life or over the length of the related agreement, whichever is shorter.

The Company’s investment in hotel properties, net also includes initial franchise fees which are recorded at cost and amortized using the straight-line method over the terms of the franchise agreements ranging from 14 to 27 years. All other franchise fees that are based on the Company’s results of operations are expensed as incurred.

While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the Company’s hotels. The Company has not changed the useful lives of any of its assets during the periods discussed.

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment, using a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations, the Company’s estimate of how long it will continue to own each property and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgement is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions. Based on the Company’s review, two hotel properties were impaired during 2018 and 2017 (see Note 5), and no hotel properties were impaired during 2016.

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

Assets Held for Sale

The Company considers a hotel held for sale if it is probable that the sale will be completed within twelve months, among other requirements. A sale may be considered to be probable once the buyer completes its due diligence of the asset, there is an executed purchase and sale agreement between the Company and the buyer, the buyer waives any closing contingencies, there are no third party approvals necessary and the Company has received a substantial non-refundable deposit. Depreciation ceases when a property is held for sale. Should an impairment loss be required for assets held for sale, the related assets are adjusted to their estimated fair values, less costs to sell. If the sale of the hotel represents a strategic shift that will have a major effect on the Company’s operations and financial results, the hotel is included in discontinued operations, and operating results are removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. As of December 31, 2017, the Company’s Marriott Philadelphia and Marriott Quincy were considered held for sale, and subsequently sold in January 2018 (see Note 4). Based on the criteria noted above, neither of these hotels was included in discontinued operations. No hotels were considered held for sale as of December 31, 2018.

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

Deferred financing costs related to the Company’s undrawn credit facility are included on the Company’s consolidated balance sheets as an asset, and are amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Deferred financing costs related to the Company’s outstanding debt are included on the Company’s consolidated balance sheets as a contra-liability (see Note 7), and subsequently amortized ratably over the term of the related debt.

Interest Rate Derivatives

The Company’s objective in holding interest rate derivatives is to manage its exposure to the interest rate risks related to its floating rate debt. To accomplish this objective, the Company uses interest rate caps and swaps, none of which qualifies for effective hedge accounting treatment. The Company records interest rate caps and swaps on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to hotel guests, which is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel’s services. Room revenue is recognized over a guest’s stay at a previously agreed upon daily rate. Additionally, some of the Company’s hotel rooms are booked through independent internet travel intermediaries. If the guest pays the independent internet travel intermediary directly, revenue for the room is recognized by the Company at the price the Company sold the room to the independent internet travel intermediary, less any discount or commission paid. If the guest pays the Company directly, revenue for the room is recognized by the Company on a gross basis, with the related discount or commission recognized in room expense. A majority of the Company’s hotels participate in frequent guest programs sponsored by the hotel brand owners whereby the hotel allows guests to earn loyalty points during their hotel stay. The Company expenses charges associated with these programs as incurred, and recognizes revenue at the amount it will receive from the brand when a guest redeems their loyalty points by staying at one of the Company’s hotels. In addition, some contracts for rooms or food and beverage services require an advance deposit, which the Company records as deferred revenue (or a contract liability) and recognizes once the performance obligations are satisfied.

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

Additionally, the Company collects sales, use, occupancy and other similar taxes at its hotels. These taxes are collected from customers at the time of purchase, but are not included in revenue. The Company records a liability upon collection of such taxes from the customer, and relieves the liability when payments are remitted to the applicable governmental agency.

Trade receivables and contract liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017

Trade receivables, net (1)	$18,982	$20,773
Contract liabilities (2)	$16,711	$13,454

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)

Contract liabilities consist of advance deposits, and are included in other current liabilities on the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2017, approximately $13.2 million was recognized in revenue during the year ended December 31, 2018.

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

Income Taxes

The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the TRS Lessee, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company reviews any uncertain tax positions and, if necessary, records the expected future tax consequences of uncertain tax positions in its consolidated financial statements. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states.

The Company recognizes any penalties and interest related to unrecognized tax benefits in income tax expense in its consolidated statements of operations.

Comprehensive Income

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Noncontrolling Interest

The Company’s consolidated financial statements include an entity in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from the less-than-wholly-owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

At December 31, 2018, 2017 and 2016, the noncontrolling interest reported in the Company’s financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Numerator:
Net income	$259,059	$153,004	$140,677
Income from consolidated joint venture attributable to noncontrolling interest	(8,614)	(7,628)	(6,480)
Preferred stock dividends and redemption charge	(12,830)	(12,830)	(15,964)
Distributions paid on unvested restricted stock compensation	(814)	(860)	(754)
Undistributed income allocated to unvested restricted stock compensation	(422)	—	—
Numerator for basic and diluted income attributable to common stockholders	$236,379	$131,686	$117,479

Denominator:
Weighted average basic and diluted common shares outstanding	225,924	221,898	214,966

Basic and diluted income attributable to common stockholders per common share	$1.05	$0.59	$0.55

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options, as applicable, have been excluded from the above calculation of earnings per share for the years ended December 31, 2018, 2017 and 2016, as their inclusion would have been anti-dilutive.

Segment Reporting

The Company considers each of its hotels to be an operating segment, and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities and services, the hotels have been aggregated into a single reportable segment, hotel ownership.

Recent Accounting Pronouncements

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

In December 2018, the FASB issued Accounting Standards Update No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors” (“ASU No. 2018-20”), which allows lessors to make certain policy elections related to sales and other similar taxes. In addition, ASU No. 2018-20 requires lessors to (i) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and therefore variable lease revenue; and (ii) include lessor costs paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. ASU No. 2018-20 also clarifies that when lessors allocate variable payments to the lease and non-lease components, they are required to follow the recognition guidance in the new leases standard for the lease component and other applicable guidance for the non-lease component.

The Company intends to adopt ASU No. 2016-02, along with its related clarifications and amendments, on the effective date of January 1, 2019, and is finalizing its evaluation of the potential changes from this standard to its future financial reporting and disclosures, as well as designing and implementing related processes and controls. The Company expects the standard to result in recording a right of use asset and the related lease liability of between $41 million and $51 million related to its operating leases. Any changes to discount rates, lease terms or other variables may have a significant effect on the calculation of this recorded amount. The Company does not expect the adoption of the standard to result in a cumulative effect adjustment, or that the adoption of the standard will have a material impact on its results of operations or liquidity.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”), which will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In addition, entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In November 2018, the

FASB issued Accounting Standards Update No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU No. 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. Both ASU No. 2016-13 and ASU No. 2018-19 are effective during the first quarter of 2020. Both standards will require a modified retrospective approach, with early adoption permitted during the first quarter of 2019. The Company is currently evaluating the impact that ASU No. 2016-13 and ASU No. 2018-19 will have on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which requires entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. The Company adopted ASU No. 2016-18 in January 2018. As a result, amounts included in restricted cash on the Company’s consolidated balance sheets are included with cash and cash equivalents on the consolidated statements of cash flows. A reconciliation of the totals in the statements of cash flows to the related caption in the balance sheets has been added as a supplemental disclosure to the Company’s consolidated statements of cash flows. The adoption of this standard did not change the Company’s balance sheet presentation.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$611,993	$605,054
Buildings and improvements	2,983,308	3,049,569
Furniture, fixtures and equipment	486,441	484,749
Intangible assets	56,021	48,371
Franchise fees	778	980
Construction in progress	60,744	54,280
Investment in hotel properties, gross	4,199,285	4,243,003
Accumulated depreciation and amortization	(1,168,287)	(1,136,937)
Investment in hotel properties, net	$3,030,998	$3,106,066

In 2018, the Company received $5.8 million in business interruption proceeds for the Oceans Edge Resort & Marina related to Hurricane Irma. The proceeds are included in other operating revenue in the Company’s consolidated statements of operations.

Acquisitions - 2018

In May 2018, the Company paid $18.4 million, including closing costs, to acquire the exclusive perpetual rights to use portions of the Renaissance Washington DC building that the Company had previously leased from an unaffiliated third party (the “Element”).

In May 2018, August 2018 and December 2018, the Company paid a total of $0.1 million, including closing costs, to acquire four additional dry boat slips at the Oceans Edge Resort & Marina.

In July 2018, the Company purchased the land underlying the JW Marriott New Orleans for $15.1 million, including closing costs. Prior to this purchase, the Company leased the land from an unaffiliated third party.

Acquisitions - 2017

In July 2017, the Company purchased the newly-developed 175-room Oceans Edge Resort & Marina in Key West, Florida for a net purchase price of $173.9 million, including prorations. The purchase of the hotel included a marina, wet and dry boat slips and other customary marina amenities. The Company recorded the acquisition at fair value using an independent third-party analysis, with the purchase price allocated to investment in hotel properties and hotel working capital assets. The Company recognized acquisition related costs of $0.7 million in 2017, which are included in corporate overhead on the Company’s consolidated statements of operations. The results of operations for the Oceans Edge Resort & Marina have been included in the Company’s consolidated statements of operations from the acquisition date of July 25, 2017 through the year ended December 31, 2018.

The fair values of the assets acquired and liabilities assumed at the Oceans Edge Resort & Marina’s acquisition date were allocated as follows (in thousands):

Assets:
Investment in hotel properties	$174,971
Accounts receivable	15
Inventories	50
Prepaid expenses	41
Other assets	84
Total assets acquired	175,161

Liabilities:
Accounts payable and accrued expenses	210
Accrued payroll and employee benefits	256
Other current liabilities	752
Other liabilities	26
Total liabilities assumed	1,244

Total cash paid for acquisition	$173,917

Investment in hotel properties was allocated to land ($92.5 million), buildings and improvements ($74.4 million), furniture, fixtures and equipment ($6.4 million), and intangibles ($1.7 million) related to air rights and in-place lease agreements. The air rights have a value of $1.6 million and an indefinite life. The in-place lease agreements, which are related to the wet and dry boat slips, have a value of $0.1 million and had a weighted average life of nine months.

Unaudited Pro Forma Results

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s results as if the acquisition of the Oceans Edge Resort & Marina had occurred on January 1, 2017. The information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. Since the newly-developed hotel opened in mid-January 2017, the results presented for 2017 are slightly less than a full year, and there are no 2016 results. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made (in thousands, except per share data):

2017
Revenues	$1,202,887

Income attributable to common stockholders	$133,939

Income per diluted share attributable to common stockholders	$0.60

For the year ended December 31, 2017, the Company included $5.1 million of revenues, and a net loss of $1.4 million, which includes $0.8 million in hurricane-related restoration expenses, in its consolidated statements of operations related to the Company’s acquisition of the Oceans Edge Resort & Marina.

Intangible Assets

Intangible assets included in the Company’s investment in hotel properties, net consisted of the following (in thousands):

	December 31,
	2018	2017
Advanced bookings (1)	$—	$10,621
Easement/Element agreements (2)	28,163	9,727
Ground lease/air rights agreements (3)	25,585	25,478
In-place lease agreements (4)	1,312	1,517
Above market lease agreement (5)	—	67
Below market management agreement (6)	961	961
	56,021	48,371
Accumulated amortization	(5,132)	(14,233)
	$50,889	$34,138

Amortization expense on these intangible assets for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Advanced bookings (1)	$1,201	$2,340	$2,340
Ground lease/air rights agreements (3)	255	255	255
In-place lease agreements (4)	237	276	697
Above market lease agreements (5)	8	16	301
Below market management agreement (6)	91	299	469
	$1,792	$3,186	$4,062

(1)

Prior to being fully amortized in July 2018, advanced bookings consisted of advance deposits related to the purchases of the Boston Park Plaza, the Hyatt Regency San Francisco and the Wailea Beach Resort. The contractual advanced hotel bookings were recorded at a discounted present value based on estimated collectability, and were amortized using the straight-line method over the periods the amounts were expected to be collected. The amortization expense for contractual advanced hotel bookings is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Advanced bookings for the Hyatt Regency San Francisco were fully amortized in December 2017, and the advanced bookings for the Boston Park Plaza and the Wailea Beach Resort were fully amortized in June 2018 and July 2018, respectively.

(2)

The Easement/Element agreements as of December 31, 2018 consisted of an easement at the Hilton Times Square, and the Element at the Renaissance Washington DC, both of which were valued at fair value at the date of acquisition. The agreements have indefinite useful lives, and, therefore, are not amortized. These non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

(3)

Ground lease/air rights agreements as of December 31, 2018 included a ground lease at the Hilton Times Square, and air rights at both the Renaissance Harborplace and the Oceans Edge Resort & Marina. The ground lease agreement at the Hilton Times Square was valued at fair value at the date of acquisition. The agreement is amortized using the straight-line method over the remaining non-cancelable 72-year lease term as of December 31, 2018. The amortization expense for the agreement is included in property tax, ground lease and insurance expense in the Company’s consolidated statements of operations. The air rights assets at the Renaissance Harborplace and the Oceans Edge Resort & Marina were both valued at fair value at the dates of acquisition, and both have indefinite useful lives and are not amortized.

(4)

In-place lease agreements as of December 31, 2018 included in-place lease agreements at the Hilton San Diego Bayfront, the Hyatt Regency San Francisco and the Wailea Beach Resort. Prior to being fully amortized in July 2018, in-place lease agreements also included agreements at the Oceans Edge Resort & Marina. The agreements were valued at fair value at the dates of acquisition, and are amortized using the straight-line method over the remaining non-cancelable terms of the related agreements, which range from between approximately two months and seven months as of December 31, 2018. The amortization expense for the agreements is included in depreciation and amortization expense in the Company’s consolidated statements of operations.

(5)

Prior to being fully amortized in July 2018 and February 2017, the above market lease agreements consisted of favorable tenant leases at the Hyatt Regency San Francisco and the Hilton New Orleans St. Charles, respectively. The agreements were valued at fair value at the dates of acquisition, and amortized using the straight-line method over the remaining non-cancelable term of the related agreements. The amortization expense for the agreements is included in other operating revenue in the Company’s consolidated statements of operations.

(6)

The below market management agreement at the Hilton Garden Inn Chicago Downtown/Magnificent Mile was valued at fair value at the acquisition date. The agreement is comprised of two components, one for the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, and the other for the potential management of a future hotel. The component related to the management of the Hilton Garden Inn Chicago Downtown/Magnificent Mile is amortized using the straight-line method over the remaining non-cancelable term, and will be fully amortized in December 2022. The component related to the potential management of a future hotel was amortized using the straight-line method over the remaining non-cancelable term, and was fully amortized in July 2017. The amortization expense for the agreement is included in other property-level expenses in the Company’s consolidated statements of operations.

For the next five years, amortization expense for the intangible assets noted above is expected to be as follows (in thousands):

2019	$382
2020	$347
2021	$347
2022	$347
2023	$255

4. Disposals and Discontinued Operations

Disposals - 2018

The Company sold the Marriott Philadelphia and the Marriott Quincy, located in Pennsylvania and Massachusetts, respectively, in January 2018, the Hyatt Regency Newport Beach, located in California, in July 2018, the Marriott Houston and the Hilton North Houston (the “Houston hotels”), located in Texas, in October 2018 and the Marriott Tysons Corner, located in Virginia, in December 2018. None of these sales qualified as a disposition of a business. In addition, none of the sales represented a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, none of these sales qualified as a discontinued operation. The details of the sales were as follows (in thousands):

	Net Proceeds	Net Gain
Marriott Philadelphia and Marriott Quincy	$136,983	$15,659
Hyatt Regency Newport Beach	94,043	53,128
Houston hotels	32,421	336
Marriott Tysons Corner	84,526	47,838
	$347,973	$116,961

The Company classified the assets and liabilities related to the Marriott Philadelphia and the Marriott Quincy as held for sale as of December 31, 2017 as follows (in thousands):

December 31,
2017
Accounts receivable	$1,676
Prepaid expenses	193
Investment in hotel properties, net	120,916
Other assets	22
Assets held for sale, net	$122,807

Accounts payable and accrued expenses	$69
Other current liabilities	41
Other liabilities	79
Liabilities of assets held for sale	$189

Disposals - 2017

In February 2017, the Company sold the Fairmont Newport Beach, located in California, for net proceeds of $122.8 million. The Company recognized a net gain on the sale of $44.3 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

In June 2017, the Company sold the Marriott Park City, located in Utah, for net proceeds of $27.0 million. The Company recognized a net gain on the sale of $1.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

Disposals - 2016

In May 2016, the Company sold the leasehold interest in the Sheraton Cerritos, located in California, for net proceeds of $41.2 million. The Company recognized a net gain on the sale of $18.2 million. The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets, and therefore, the sale of the hotel did not qualify as a discontinued operation.

The following table provides summary results of operations for the hotels sold in 2018, 2017 and 2016, which are included in continuing operations for their respective ownership periods (in thousands):

	2018	2017	2016
Total revenues	$67,065	$154,963	$195,396

Income before income taxes and discontinued operations (1)	$8,707	$20,869	$24,806

Gain on sale of assets	$116,961	$45,474	$18,223

(1)	Income before income taxes and discontinued operations does not include the gain recognized on the hotel sales.

Discontinued Operations

In 2017, the Company recognized an additional $7.0 million gain related to its 2013 sale of four hotels and a laundry facility located in Rochester, Minnesota.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of December 31, 2018 and 2017, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of December 31, 2018 and 2017, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

In both 2018 and 2017, the Company identified indicators of impairment due to continued weakness in the Houston market, and reviewed the Houston hotels for possible impairment. Using Level 3 measurements, including each hotel’s undiscounted cash flow, which took into account each hotel’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, the Company determined that neither hotel’s carrying value was fully recoverable. As such, the Company recorded impairment charges of $1.4 million and $40.1 million in 2018 and 2017, respectively, both of which are included in impairment loss on the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017. The Company sold the Houston hotels in October 2018 (see Note 4).

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Interest rate cap derivatives	$—	$—	$—	$—
Interest rate swap derivatives	4,789	—	4,789	—
Life insurance policy (1)	386	—	386	—
Total assets measured at fair value at December 31, 2018	$5,175	$—	$5,175	$—

December 31, 2017:
Houston hotels, net	$34,473	$—	$—	$34,473
Interest rate cap derivatives	4	—	4	—
Interest rate swap derivatives	3,390	—	3,390	—
Life insurance policy (1)	645	—	645	—
Total assets measured at fair value at December 31, 2017	$38,512	$—	$4,039	$34,473

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

The following table presents the Company’s liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Retirement benefit agreement (1)	$386	$—	$386	$—
Total liabilities measured at fair value at December 31, 2018	$386	$—	$386	$—

December 31, 2017:
Retirement benefit agreement (1)	$645	$—	$645	$—
Total liabilities measured at fair value at December 31, 2017	$645	$—	$645	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit agreement to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.6 million through December 31, 2018, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at December 31, 2018 and 2017 (in thousands):

							Estimated Fair Value Asset
		Strike / Capped		Effective	Maturity	Notional	December 31,
Hedged Debt	Type	LIBOR Rate	Index	Date	Date	Amount	2018	2017
Hilton San Diego Bayfront (1)	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$107,962	$—	$—
Hilton San Diego Bayfront (1)	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	—	4
$85.0 million term loan (2)	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	2,521	2,010
$100.0 million term loan (2)	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	2,268	1,380
							$4,789	$3,394

(1)

In November 2017, the Company refinanced the existing loan secured by the Hilton San Diego Bayfront (see Note 7). Coterminous with the loan refinance, the Company purchased a new interest rate cap agreement with a strike rate of 6.0% and an expiration date in December 2020. The fair values of both Hilton San Diego Bayfront cap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2018 and 2017.

(2)

The fair values of both the $85.0 million and $100.0 million term loan swap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both December 31, 2018 and 2017.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in decreases to interest expense for the years ended December 31, 2018, 2017 and 2016 as follows (in thousands):

	2018	2017	2016
Noncash interest on derivatives	$(1,395)	$(1,520)	$(1,426)

Fair Value of Debt

As of December 31, 2018 and 2017, 77.6% and 77.8%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$982,828	$971,082	$990,402	$997,922

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Property and equipment, net	$8,426	$584
Goodwill	990	990
Deferred rent on straight-lined third-party tenant leases	3,177	3,351
Deferred income tax asset	8,407	9,492
Interest rate derivatives	4,789	3,394
Other receivables	3,209	3,136
Other	819	1,370
Total other assets, net	$29,817	$22,317

7. Notes Payable

Notes payable consisted of the following (in thousands):

	December 31,
	2018	2017
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both December 31, 2018 and 2017.	$337,828	$345,402
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR at December 31, 2018, and a range of 180 to 255 basis points over one-month LIBOR at December 31, 2017, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941% at December 31, 2018, and 3.391% at December 31, 2017. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR at December 31, 2018, and a range of 180 to 255 basis points over one-month LIBOR at December 31, 2017, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203% at December 31, 2018, and 3.653% at December 31, 2017, based on the Company's current leverage. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$982,828	$990,402

Current portion of notes payable	$7,804	$7,420
Less: current portion of deferred financing costs	(1,966)	(1,943)
Carrying value of current portion of notes payable	$5,838	$5,477

Notes payable, less current portion	$975,024	$982,982
Less: long-term portion of deferred financing costs	(3,799)	(5,700)
Carrying value of notes payable, less current portion	$971,225	$977,282

Aggregate future principal maturities and amortization of notes payable at December 31, 2018, are as follows (in thousands):

2019	$7,804
2020	304,137
2021	111,247
2022	88,446
2023	103,593
Thereafter	367,601
Total	$982,828

Notes Payable Transactions - 2018

In October 2018, the Company amended and extended its credit facility agreement and repriced its two unsecured term loans. The amended credit facility agreement provides for a $500.0 million unsecured revolving credit facility, a $100.0 million increase from the previous credit facility. In addition, the Company has the right to increase the amount of the revolving credit facility, or to add term loans, up to an aggregate commitment of $800.0 million subject to lender approval. Under the terms of the amendment, the interest rate pricing grid for the credit facility was reduced from a range of 155 to 230 basis points over the applicable LIBOR to a range of 140 to 225 basis points over the applicable LIBOR, and the credit facility’s maturity date was extended from April 2019 to April 2023. The amendment also repriced the term loans, which bear interest pursuant to a leverage-based pricing grid, from the previous range of 1.80% to 2.55% over the applicable LIBOR to a range of 1.35% to 2.20% over the applicable LIBOR. The spread to LIBOR may vary depending on the Company’s overall leverage as defined by the Company’s credit agreement. Based on the Company’s current leverage, the interest rate of the $85.0 million term loan was reduced from 3.391% under the previous agreement to 2.941% under the current agreement, and the interest rate of the $100.0 million term loan was reduced from 3.653% under the previous agreement to 3.203% under the current agreement. The maturity dates for both term loans remain unchanged.

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

Deferred Financing Costs and Losses on Extinguishment of Debt

Deferred financing costs and loss on extinguishment of debt for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018 (1)	2017 (2)	2016 (3)
Payments of deferred financing costs	$4,012	$3,537	$1,759

Loss on extinguishment of debt	$835	$824	$284

(1)

During 2018, the Company paid a total of $4.0 million in deferred financing costs and incurred a loss on extinguishment of debt totaling $0.8 million related to its credit facility amendment and extension and term loans repricing.

(2)

During 2017, the Company paid a total of $3.5 million in deferred financing costs related to its new $220.0 million loan secured by the Hilton San Diego Bayfront, its Senior Notes and its credit facility. In addition, during 2017, the Company incurred a loss on extinguishment of debt totaling $0.8 million related to its 2017 debt repayment and refinancing.

(3)

During 2016, the Company paid a total of $1.8 million in deferred financing costs related to its $100.0 million unsecured term loan, its credit facility and its Senior Notes. In addition, during 2016, the Company incurred a loss on extinguishment of debt totaling $0.3 million related to its 2016 debt repayments.

Interest Expense

Total interest incurred and expensed on the notes payable and capital lease obligations for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Interest expense on debt and capital lease obligations	$45,933	$46,251	$49,509
Noncash interest on derivatives and capital lease obligations, net	(1,190)	3,106	(1,426)
Amortization of deferred financing costs	2,947	2,409	2,200
Total interest expense	$47,690	$51,766	$50,283

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Property, sales and use taxes payable	$15,684	$17,842
Income tax payable	125	160
Accrued interest	7,306	6,746
Advance deposits	16,711	13,454
Management fees payable	1,142	1,952
Other	3,994	4,348
Total other current liabilities	$44,962	$44,502

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred revenue	$5,017	$5,589
Deferred rent	22,270	19,582
Deferred income tax liability	304	257
Other	3,112	3,561
Total other liabilities	$30,703	$28,989

9. Income Taxes

The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets:
NOL carryover	$3,711	$4,427
Other reserves	1,052	1,301
State taxes and other	3,168	3,232
Depreciation	476	532
Total deferred tax assets	8,407	9,492

Deferred Tax Liabilities:
Amortization	(53)	(63)
Deferred revenue	(213)	(157)
Other	(38)	(37)
Total deferred tax liabilities	(304)	(257)

Net deferred tax assets	$8,103	$9,235

At December 31, 2018 and 2017, the net operating loss carryforwards for federal income tax purposes totaled approximately $15.3 million and $15.6 million, respectively. These losses, which begin to expire in 2031, are available to offset future income through 2032.

The Company’s income tax (provision) benefit, net was included in the consolidated statements of operations as follows (in thousands):

	2018	2017	2016
Current:
Federal	$4	$(298)	$1,379
State	(639)	(1,162)	(763)
Current income tax (provision) benefit, net	(635)	(1,460)	616

Deferred:
Federal	(365)	(5,591)	3,797
State	(767)	(442)	1,638
Change in valuation allowance	—	15,268	(5,435)
Deferred income tax (provision) benefit, net	(1,132)	9,235	—

Income tax (provision) benefit, net	$(1,767)	$7,775	$616

The differences between the income tax (provision) calculated at the statutory U.S. federal income tax rate of 21% (35% prior to 2018) and the actual income tax (provision) benefit recorded for continuing operations were as follows (in thousands):

	2018	2017	2016
Expected federal tax expense at statutory rate	$(49,899)	$(44,930)	$(47,621)
Tax impact of REIT election	49,905	41,169	44,320
Expected tax benefit (provision) of TRS	6	(3,761)	(3,301)

State income tax expense, net of federal benefit	(606)	(318)	(1,081)
Change in valuation allowance	—	14,340	6,556
Other permanent items	(1,167)	(381)	(1,558)
AMT credit	—	1,421	—
Effect of rate change	—	(3,526)	—
Income tax (provision) benefit, net	$(1,767)	$7,775	$616

In 2017, the Company fully released its valuation allowance primarily related to its federal and state net operating loss carryforwards as the Company determined it was more likely than not that these net deferred tax assets will be realized. The decision to release the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to, historical operating results, cumulative income in recent years and forecasted earnings. In addition, in 2017, the Company wrote-down the value of its net deferred tax assets as a result of the Tax Cuts and Jobs Act (“TCJA”), which lowered the corporate tax rates from a maximum of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2018, 2017 and 2016, distributions paid per share were characterized as follows (unaudited):

	2018 (1)		2017		2016
	Amount	%	Amount	%	Amount	%
Common Stock:
Ordinary income	$0.634	91.89%	$0.554	75.95%	$0.609	89.62%
Capital gain	0.056	8.11	0.176	24.05	0.071	10.38
Return of capital	—	—	—	—	—	—
Total	$0.690	100%	$0.730	100%	$0.680	100%

Preferred Stock — Series D
Ordinary income	$—	—%	$—	—%	$0.473	89.62%
Capital gain	—	—	—	—	0.055	10.38
Return of capital	—	—	—	—	—	—
Total	$—	—%	$—	—%	$0.528	100%

Preferred Stock — Series E
Ordinary income	$1.597	91.89%	$1.320	75.95%	$1.259	89.62%
Capital gain	0.141	8.11	0.418	24.05	0.146	10.38
Return of capital	—	—	—	—	—	—
Total	$1.738	100%	$1.738	100%	$1.405	100%

Preferred Stock — Series F
Ordinary income	$1.482	91.89%	$1.225	75.95%	$0.903	89.62%
Capital gain	0.131	8.11	0.388	24.05	0.105	10.38
Return of capital	—	—	—	—	—	—
Total	$1.613	100%	$1.613	100%	$1.008	100%

(1)	Ordinary income in 2018 qualifies for Section 199A treatment per the TCJA.

10. Stockholders’ Equity

Series D Cumulative Redeemable Preferred Stock

In April 2016, the Company redeemed all 4,600,000 shares of its Series D preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. In addition, a redemption charge of $4.1 million was recognized related to the original issuance costs of the Series D preferred stock, which were previously included in additional paid in capital. After the redemption date, the Company has no outstanding shares of Series D preferred stock, and all rights of the holders of such shares were terminated. Because the redemption of the Series D preferred stock was a redemption in full, trading of the Series D preferred stock on the New York Stock Exchange ceased on the April 6, 2016 redemption date.

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

Common Stock

In February 2014, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Managers”). Under the terms of the 2014 ATM Agreements, the Company could from time to time offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $150.0 million. During 2016, the Company received $55.1 million in gross proceeds, and paid $0.9 million in costs, from the issuance of 3,564,047 shares of its common stock in connection with the 2014 ATM Agreements.

In February 2017, the Company entered into separate new ATM Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the 2017 ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. During 2017, the Company received gross proceeds of $79.4 million, and paid $1.5 million in costs, from the issuance of 4,876,855 shares of its common stock in connection with the 2017 ATM Agreements.

During 2018, the Company received gross proceeds of $45.1 million, and paid $0.8 million in costs, from the issuance of 2,590,854 shares of its common stock in connection with the 2017 ATM Agreements. As of December 31, 2018, the Company has $175.5 million available for sale under the 2017 ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of December 31, 2018, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Dividends and Distributions

The Company declared dividends per share on its Series D preferred stock, Series E preferred stock and Series F preferred stock, along with distributions per share on its common stock during 2018, 2017 and 2016 as follows:

	2018	2017	2016
Series D preferred stock	$—	$—	$0.527778
Series E preferred stock	$1.7375	$1.7375	$1.404450
Series F preferred stock	$1.6125	$1.6125	$1.007850
Common stock	$0.6900	$0.7300	$0.680000

11. Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) provides for the granting to directors, officers and eligible employees awards that may be made in the form of incentive or nonqualified stock options, restricted shares or units, performance shares or units, share appreciation rights, or any combination thereof. The Company has reserved 12,050,000 common shares for issuance under the LTIP, and 4,419,784 shares remain available for future issuance as of December 31, 2018. At December 31, 2018, there were no stock options, restricted units, performance shares or units, or share appreciation rights issued or outstanding under the LTIP.

Stock Grants

Restricted shares granted pursuant to the Company’s LTIP generally vest over a period of three years from the date of grant. Should a stock grant be forfeited prior to its vesting, the shares covered by the stock grant are added back to the LTIP and remain available for future issuance. Shares of common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligations upon the vesting of a stock grant, however, are not added back to the LTIP.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Amortization expense, including forfeitures	$9,007	$8,042	$7,157

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. During 2018, 2017 and 2016, these capitalized costs totaled $0.4 million, $0.5 million and $0.6 million, respectively.

The following is a summary of non-vested restricted stock grant activity:

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,175,049	$14.12	1,095,908	$13.36	986,345	$14.33
Granted	617,595	$15.84	654,266	$15.11	816,880	$12.33
Vested	(602,091)	$14.37	(541,827)	$13.78	(605,641)	$13.39
Forfeited	(12,793)	$14.39	(33,298)	$14.10	(101,676)	$14.32
Outstanding at end of year	1,177,760	$14.89	1,175,049	$14.12	1,095,908	$13.36

As of December 31, 2018, $9.6 million in compensation expense related to non-vested restricted stock grants remains to be recognized over a weighted-average period of 16 months.

Stock Options

In April 2008, the Compensation Committee of the Company’s board of directors approved a grant of 200,000 non-qualified stock options (the “Options”) to one of the Company’s former associates. The Options fully vested in April 2009, and were not exercised prior to their April 2018 expiration date.

12. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.0% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the years ended December 31, 2018, 2017 and 2016 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (in thousands):

	2018	2017	2016
Basic management fees	$31,947	$33,318	$33,109
Incentive management fees	7,169	6,301	6,071
Total basic and incentive management fees	$39,116	$39,619	$39,180

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

Total license and franchise fees incurred by the Company during the years ended December 31, 2018, 2017 and 2016 were included in franchise costs on the Company’s consolidated statements of operations as follows (in thousands):

	2018	2017	2016
Franchise assessments (1)	$25,966	$26,902	$26,399
Franchise royalties	9,457	9,779	10,248
Total franchise costs	$35,423	$36,681	$36,647

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At December 31, 2018, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2018 totaled $63.6 million.

Capital Leases

The Hyatt Centric Chicago Magnificent Mile is subject to a building lease, which expires in December 2097. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease.

The Courtyard by Marriott Los Angeles is subject to a ground lease, which expires in August 2096. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease.

The capital lease assets were included in investment in hotel properties, net on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2018	2017
Gross capital lease asset - buildings and improvements	$58,799	$58,799
Gross capital lease asset - land	6,605	6,605
Gross capital lease assets	65,404	65,404
Accumulated depreciation	(9,677)	(8,208)
Net capital lease assets	$55,727	$57,196

Future minimum lease payments under for the Company’s capital leases together with the present value of the net minimum lease payments as of December 31, 2018 are as follows (in thousands):

2019	$2,357
2020	2,357
2021	2,389
2022	2,453
2023	2,453
Thereafter	136,220
Total minimum lease payments (1)	148,229
Less: Amount representing interest (2)	(121,219)
Present value of net minimum lease payments (3)	$27,010

(1)

Minimum lease payments do not include percentage rent, which may be paid under the Hyatt Centric Chicago Magnificent Mile building lease on the basis of 4.0% of the hotel’s gross room revenues over a certain threshold. The Company recorded nominal percentage rent in 2018, 2017 and 2016.

(2)	Interest includes the amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at lease inception.

(3)

The present value of net minimum lease payments are reflected in the Company’s consolidated balance sheet as of December 31, 2018 as a current obligation of $1,000, which is included in accounts payable and accrued expenses, and as a long-term obligation of $27.0 million, which is included in capital lease obligations, less current portion.

Ground, Building and Air Leases

During 2018, 2017 and 2016, certain of the Company’s hotels were obligated to unaffiliated third parties under the terms of ground, building and air leases as follows:

	2018	2017	2016
Number of hotels with ground, building or air leases	5	6	6

Number of ground leases (1)	4	6	6
Number of building leases (2)	1	1	1
Number of air leases	1	1	1
Total number of ground, building and air leases	6	8	8

(1)

Both 2017 and 2016 include ground leases related to the Hyatt Regency Newport Beach, which the Company sold in July 2018, as well as the land underlying the JW Marriott New Orleans, which the Company purchased in July 2018. One of the ground leases is considered by the Company to be a capital lease, as noted above.

(2)	The building lease is considered by the Company to be a capital lease, as noted above.

At December 31, 2018, the ground, building and air lease agreements mature in dates ranging from 2044 through 2097, excluding renewal options. Total rent expense incurred pursuant to ground, building and air operating lease agreements for the years ended December 31, 2018, 2017 and 2016 was included in property tax, ground lease and insurance in the Company’s consolidated statements of operations as follows (in thousands):

	2018	2017	2016
Minimum rent, including straight-line adjustments	$7,358	$8,929	$9,140
Percentage rent (1)	6,921	6,351	9,394
Total	$14,279	$15,280	$18,534

(1)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds.

At December 31, 2018, the Company was obligated to an unaffiliated third party under the terms of an office space lease on the corporate facility, which began in August 2018 and expires in 2028. Rent expense, including straight-line adjustments, incurred pursuant to the corporate facility lease and the Company’s previous corporate facility sublease, which expired in 2018, are included in corporate overhead expense, and totaled $1.2 million in 2018, and $0.2 million in both 2017 and 2016.

Future minimum payments under the terms of the ground and air operating leases, as well as the lease on the corporate facility at December 31, 2018 are as follows (in thousands):

2019	$8,159
2020	8,441
2021	8,486
2022	8,531
2023	8,576
Thereafter	159,190
Total	$201,383

Employment Agreements

As of December 31, 2018, the Company had employment agreements with certain executive employees, which expire in March 2019, and automatically renew for successive one-year periods, absent written notice by either party. The terms of the agreements stipulate payments of base salaries and bonuses. The Company’s approximate minimum future obligations under employment agreements through their expiration dates totaled $0.6 million as of December 31, 2018.

401(k) Savings and Retirement Plan

The Company’s employees may participate, subject to eligibility, in the Company’s 401(k) Savings and Retirement Plan (the “401(k) Plan”). Qualified employees are eligible to participate in the 401(k) Plan after attaining 21 years of age and after the first of the month following the completion of six calendar months of employment. Three percent of eligible employee annual base earnings are contributed by the Company as a Safe Harbor elective contribution. Safe Harbor contributions made by the Company totaled $0.2 million in each of the years 2018, 2017 and 2016, and were included in corporate overhead expense.

The Company is also responsible for funding various retirement plans at certain hotels operated by its management companies. Other property-level expenses on the Company’s consolidated statements of operations includes matching contributions into these various retirement plans of $1.6 million in both 2018 and 2016, and $1.5 million in 2017.

Collective Bargaining Agreements

The Company is subject to exposure to collective bargaining agreements at certain hotels operated by its management companies. At December 31, 2018, approximately 34.8% of workers employed by the Company’s third-party managers were covered by such collective bargaining agreements.

Concentration of Risk

The concentration of the Company’s hotels in California, Hawaii, Illinois, Massachusetts, the greater Washington DC area and Florida exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of December 31, 2018, 16 of the 21 hotels were geographically concentrated as follows:

		Percentage of	Total 2018
	Number of Hotels	Total Rooms	Consolidated Revenue
California	6	32%	34%
Hawaii	1	5%	10%
Illinois	3	11%	8%
Massachusetts	2	14%	14%
Greater Washington DC area	2	13%	12%
Florida	2	9%	10%

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

At December 31, 2018, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through December 31, 2018.

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

13. Quarterly Operating Results (Unaudited)

The Company’s consolidated quarterly results for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
2018	$271,446	$317,447	$289,308	$280,852
2017	$280,743	$318,796	$303,909	$290,190

Operating income
2018	$26,441	$61,855	$48,088	$45,506
2017	$30,282	$62,703	$13,072	$34,948

Net income
2018	$38,455	$51,262	$91,586	$77,756
2017	$63,827	$51,415	$17,082	$20,680

Income attributable to common stockholders per share — basic and diluted
2018	$0.15	$0.20	$0.38	$0.32
2017	$0.27	$0.21	$0.05	$0.07

Income attributable to common stockholders per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

SUNSTONE HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(In thousands)

					Cost Capitalized		Gross Amount at
			Initial costs		Subsequent to Acquisition		December 31, 2018 (1)
				Bldg. and		Bldg. and		Bldg. and		Accum.	Date	Depr.
	Encmbr.		Land	Impr.	Land	Impr.	Land	Impr.	Totals	Depr.	Acq./Constr.	Life
Boston Park Plaza	$—	(2)	$58,527	$170,589	$—	$117,443	$58,527	$288,032	$346,559	$55,307	2013	5-35
Courtyard by Marriott Los Angeles	—	(2)	—	8,446	6,605	14,124	6,605	22,570	29,175	12,345	1999	5-35
Embassy Suites Chicago	—		79	46,886	6,348	23,016	6,427	69,902	76,329	33,993	2002	5-35
Embassy Suites La Jolla	60,489		27,900	70,450	—	16,218	27,900	86,668	114,568	34,848	2006	5-35
Hilton Garden Inn Chicago Downtown/Magnificent Mile	—	(2)	14,040	66,350	—	9,734	14,040	76,084	90,124	10,893	2012	5-50
Hilton New Orleans St. Charles	—	(2)	3,698	53,578	—	9,375	3,698	62,953	66,651	8,023	2013	5-35
Hilton San Diego Bayfront	220,000		—	424,992	—	11,021	—	436,013	436,013	62,764	2011	5-57
Hilton Times Square	79,656		—	221,488	—	32,158	—	253,646	253,646	106,699	2006	5-35
Hyatt Centric Chicago Magnificent Mile	—	(2)	—	91,964	—	19,492	—	111,456	111,456	25,759	2012	5-40
Hyatt Regency San Francisco	—	(2)	116,140	131,430	—	50,310	116,140	181,740	297,880	41,479	2013	5-35
JW Marriott New Orleans	83,649		—	73,420	15,147	34,336	15,147	107,756	122,903	20,040	2011	5-35
Marriott Boston Long Wharf	—	(2)	51,598	170,238	—	68,585	51,598	238,823	290,421	83,713	2007	5-35
Marriott Portland	—	(2)	5,341	20,705	—	7,818	5,341	28,523	33,864	15,371	2000	5-35
Wailea Beach Resort	—	(2)	119,707	194,137	—	104,934	119,707	299,071	418,778	36,414	2014	5-40
Oceans Edge Resort & Marina	—		92,510	74,361	—	523	92,510	74,884	167,394	3,156	2017	5-40
Renaissance Harborplace	—	(2)	25,085	102,707	—	27,060	25,085	129,767	154,852	56,060	2005	5-35
Renaissance Los Angeles Airport	—	(2)	7,800	52,506	—	18,659	7,800	71,165	78,965	24,845	2007	5-35
Renaissance Long Beach	—	(2)	10,437	37,300	—	25,515	10,437	62,815	73,252	24,338	2005	5-35
Renaissance Orlando at SeaWorld ®	—	(2)	—	119,733	30,717	42,303	30,717	162,036	192,753	69,304	2005	5-35
Renaissance Washington DC	114,034		14,563	132,800	—	46,939	14,563	179,739	194,302	77,534	2005	5-35
Renaissance Westchester	—	(2)	5,751	17,069	—	22,596	5,751	39,665	45,416	12,743	2010	5-35
	$557,828		$553,176	$2,281,149	$58,817	$702,159	$611,993	$2,983,308	$3,595,301	$815,628

(1)	The aggregate cost of properties for federal income tax purposes is approximately $4.0 billion (unaudited) at December 31, 2018.
(2)	Hotel is pledged as collateral by the Company’s credit facility. As of December 31, 2018, the Company has no outstanding indebtedness under its credit facility.

The following is a reconciliation of real estate assets and accumulated depreciation (in thousands):

	Hotel Properties
	2018	2017	2016

Reconciliation of land and buildings and improvements:
Balance at the beginning of the year	$3,654,623	$3,667,466	$3,652,222
Additions during year:
Acquisitions	15,147	166,871	—
Improvements	96,481	91,067	159,786
Impairment loss	(1,797)	(67,345)	—
Changes in reporting presentation	171,675	(53,047)	(112,023)
Dispositions	(340,828)	(150,389)	(32,519)
Balance at the end of the year	$3,595,301	$3,654,623	$3,667,466
Reconciliation of accumulated depreciation:
Balance at the beginning of the year	$776,077	$803,913	$707,737
Depreciation	108,175	112,176	107,409
Changes in reporting presentation	56,872	(87,427)	—
Retirement	(125,496)	(52,585)	(11,233)
Balance at the end of the year	$815,628	$776,077	$803,913