Form 10-Q
period 2019-03-31
Sunstone Hotel Investors, Inc.
filed 2019-05-08
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SHO	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock, $0.01 par value	SHO.PRE	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, $0.01 par value	SHO.PRF	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

228,639,287 shares of Common Stock, $0.01 par value, as of May 6, 2019

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

i

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$683,995	$809,316
Restricted cash	50,746	53,053
Accounts receivable, net	42,306	33,844
Prepaid expenses and other current assets	15,342	12,261
Total current assets	792,389	908,474
Investment in hotel properties, net	2,946,796	3,030,998
Finance lease right-of-use assets, net	55,359	—
Operating lease right-of-use assets, net	63,235	—
Deferred financing costs, net	3,338	3,544
Other assets, net	29,540	29,817
Total assets	$3,890,657	$3,972,833
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,668	$30,425
Accrued payroll and employee benefits	17,102	25,039
Dividends and distributions payable	14,636	126,461
Other current liabilities	39,912	44,962
Current portion of notes payable, net	6,064	5,838
Total current liabilities	112,382	232,725
Notes payable, less current portion, net	969,657	971,225
Finance lease obligations, less current portion	27,064	27,009
Operating lease obligations, less current portion	53,276	—
Other liabilities	17,991	30,703
Total liabilities	1,180,370	1,261,662
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 228,587,447 shares issued and outstanding at March 31, 2019 and 228,246,247 shares issued and outstanding at December 31, 2018	2,286	2,282
Additional paid in capital	2,726,466	2,728,684
Retained earnings	1,199,039	1,182,722
Cumulative dividends and distributions	(1,454,838)	(1,440,202)
Total stockholders’ equity	2,662,953	2,663,486
Noncontrolling interest in consolidated joint venture	47,334	47,685
Total equity	2,710,287	2,711,171
Total liabilities and equity	$3,890,657	$3,972,833

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
REVENUES
Room	$171,858	$180,276
Food and beverage	69,113	74,266
Other operating	16,709	16,904
Total revenues	257,680	271,446
OPERATING EXPENSES
Room	48,246	51,095
Food and beverage	46,822	50,154
Other operating	3,965	3,941
Advertising and promotion	13,564	13,906
Repairs and maintenance	10,282	11,103
Utilities	6,665	7,475
Franchise costs	6,839	7,853
Property tax, ground lease and insurance	20,348	21,781
Other property-level expenses	32,840	33,907
Corporate overhead	7,516	7,102
Depreciation and amortization	36,387	36,688
Total operating expenses	233,474	245,005
Interest and other income	4,924	1,491
Interest expense	(14,326)	(8,876)
Gain on sale of assets	—	15,659
Income before income taxes	14,804	34,715
Income tax benefit, net	3,112	3,740
NET INCOME	17,916	38,455
Income from consolidated joint venture attributable to noncontrolling interest	(1,599)	(2,439)
Preferred stock dividends	(3,207)	(3,207)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,110	$32,809

Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.06	$0.15
Basic and diluted weighted average common shares outstanding	227,219	224,282

Distributions declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2018 (audited)	4,600,000	$115,000	3,000,000	$75,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	2,221	—	—	—	2,221
Issuance of restricted common stock, net	—	—	—	—	345,132	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share year to date	—	—	—	—	—	—	—	—	(11,429)	—	(11,429)
Series E preferred stock dividends and dividends payable at $0.434375 per share year to date	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share year to date	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,950)	(1,950)
Net income	—	—	—	—	—	—	—	16,317	—	1,599	17,916
Balance at March 31, 2019	4,600,000	$115,000	3,000,000	$75,000	228,587,447	$2,286	$2,726,466	$1,199,039	$(1,454,838)	$47,334	$2,710,287

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2017 (audited)	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Amortization of deferred stock compensation	—	—	—	—	—	—	2,113	—	—	—	2,113
Issuance of restricted common stock, net	—	—	—	—	297,013	3	(4,235)	—	—	—	(4,232)
Forfeiture of restricted common stock	—	—	—	—	(3,961)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share year to date	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Series E preferred stock dividends and dividends payable at $0.434375 per share year to date	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share year to date	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,169)	(1,169)
Net income	—	—	—	—	—	—	—	36,016	—	2,439	38,455
Balance at March 31, 2018	4,600,000	$115,000	3,000,000	$75,000	225,614,712	$2,256	$2,677,099	$968,293	$(1,284,501)	$49,710	$2,602,857

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,916	$38,455
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	180	82
Gain on sale of assets	—	(15,669)
Noncash interest on derivatives and finance lease obligations, net	2,119	(3,137)
Depreciation	36,345	36,008
Amortization of franchise fees and other intangibles	42	746
Amortization of right-of-use assets	(19)	—
Amortization of deferred financing costs	698	747
Amortization of deferred stock compensation	2,122	2,000
Deferred income taxes, net	(3,284)	(3,966)
Changes in operating assets and liabilities:
Accounts receivable	(8,642)	(13,096)
Prepaid expenses and other assets	(2,131)	(3,575)
Accounts payable and other liabilities	(5,837)	514
Accrued payroll and employee benefits	(7,937)	(8,513)
Net cash provided by operating activities	31,572	30,596
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	136,993
Renovations and additions to hotel properties and other assets	(24,520)	(39,321)
Net cash (used in) provided by investing activities	(24,520)	97,672
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for employee withholding obligations	(4,435)	(4,232)
Payments on notes payable	(1,834)	(1,893)
Payments of deferred financing costs	—	(5)
Dividends and distributions paid	(126,461)	(133,894)
Distributions to noncontrolling interest	(1,950)	(1,169)
Net cash used in financing activities	(134,680)	(141,193)
Net decrease in cash and cash equivalents and restricted cash	(127,628)	(12,925)
Cash and cash equivalents and restricted cash, beginning of period	862,369	559,311
Cash and cash equivalents and restricted cash, end of period	$734,741	$546,386

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$683,995	$467,050
Restricted cash	50,746	79,336
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$734,741	$546,386

The Company paid the following amounts for interest and income taxes, during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$14,292	$13,618
Cash paid for income taxes	$137	$35

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Accrued renovations and additions to hotel properties and other assets	$11,639	$17,214
Amortization of deferred stock compensation — construction activities	$99	$113
Dividends and distributions payable	$14,636	$14,488

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

As a REIT, certain tax laws limit the amount of “non-qualifying” income the Company can earn, including income derived directly from the operation of hotels. The Company leases all of its hotels to its TRS Lessee, which in turn enters into long-term management agreements with third parties to manage the operations of the Company’s hotels, in transactions that are intended to generate qualifying income. As of March 31, 2019, the Company had interests in 21 hotels (the “21 hotels”), currently held for investment. The Company’s third-party managers included the following:

Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8
Interstate Hotels & Resorts, Inc.	3
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of March 31, 2019	21

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 14, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2019.

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

Earnings Per Share

The Company applies the two-class method when computing its earnings per share. Net income per share for each class of stock is calculated assuming all of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018

Numerator:
Net income	$17,916	$38,455
Income from consolidated joint venture attributable to noncontrolling interest	(1,599)	(2,439)
Preferred stock dividends	(3,207)	(3,207)
Distributions paid on unvested restricted stock compensation	(61)	(59)
Undistributed income allocated to unvested restricted stock compensation	(9)	(117)
Numerator for basic and diluted income attributable to common stockholders	$13,040	$32,633
Denominator:
Weighted average basic and diluted common shares outstanding	227,219	224,282
Basic and diluted income attributable to common stockholders per common share	$0.06	$0.15

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options, as applicable, have been excluded from the above calculation of earnings per share for the three months ended March 31, 2019 and 2018, as their inclusion would have been anti-dilutive.

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

At both March 31, 2019 and December 31, 2018, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

Investment in Hotel Properties

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment using a discounted cash flow analysis to estimate the fair value of its hotel properties, taking into account each property’s expected cash flow from operations, the Company’s estimate of how long it will continue to own each property and estimated proceeds from the disposition of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgement is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Trade receivables, net (1)	$20,566	$18,982
Contract liabilities (2)	$16,911	$16,711

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)

Contract liabilities consist of advance deposits, and are included in both other current liabilities and other liabilities on the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $12.9 million was recognized in revenue during the three months ended March 31, 2019.

Segment Reporting

The Company considers each of its hotels to be an operating segment, and allocates resources and assesses the operating performance for each hotel. Because all of the Company’s hotels have similar economic characteristics, facilities and services, the hotels have been aggregated into a single reportable segment, hotel ownership.

New Accounting Standards and Accounting Changes

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which requires companies to record a right-of-use asset and a lease liability on the balance sheet for all leases with a term greater than 12 months regardless of their classification. All entities will classify leases as either operating or finance to determine how to recognize lease-related revenue and expense. Classification will continue to affect amounts that lessees and lessors record on the balance sheet. The new standard requires the following:

•

Lessees: Leases are accounted for using a dual approach, classifying leases as either operating or financing based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized on a straight-line basis over the term of the lease (for operating leases) or based on an effective interest method (for finance leases). A lessee is required to record a right-of-use asset and a lease liability on its balance sheet for all leases with a term of greater than 12 months regardless of their classification as operating or finance leases.

•	Lessors: Leases are accounted for using an approach that is substantially equivalent to existing guidance for operating, sales-type and financing leases, but aligned with the FASB’s revenue standard.

Subsequent to the issuance of ASU No. 2016-02, the FASB issued several clarifications and updates, including Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU No. 2018-01”) in January 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”) and Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”) in July 2018, Accounting Standards Update No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors” (“ASU No. 2018-20”) in December 2018 and Accounting Standards Update No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU No. 2019-01”) in March 2019.

The Company adopted ASU No. 2016-02 on January 1, 2019, along with its related clarifications and amendments, and made the following elections:

•

to not separate lease components from nonlease components by underlying asset. By making this election, the Company is required to account for the nonlease components together with the related lease components as a single lease component (ASU No. 2016-02);

•	to not reassess whether a land easement not previously accounted for as a lease would now be a lease (ASU No. 2018-01);
•	to not reassess whether an expired or existing contract meets the definition of a lease (ASU No. 2018-11);
•	to not reassess the lease classification at the adoption date for existing leases (ASU No. 2018-11);
•	to not reassess whether costs previously capitalized as initial direct costs would continue to be amortized (ASU No. 2018-11);
•	to apply the optional modified retrospective transition approach, allowing companies to initially apply the standard at the adoption date without revising comparable periods (ASU No. 2018-11); and
•

to not evaluate whether sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset (ASU No. 2018-20).

Lessee Perspective: Adoption of the new standard resulted in the Company recording net balance sheet adjustments for right-of-use (“ROU”) assets and related lease obligations totaling $45.7 million for its operating leases. The Company also reclassified an $18.4 million ground lease intangible asset, net of accumulated amortization, from investment in hotel properties, net to operating lease ROU assets, net, and reclassified its existing deferred rent liabilities related to its operating leases totaling $13.0 million from other liabilities to operating lease obligations. The adjustments related to operating leases affected the Company’s January 1, 2019 consolidated balance sheet as follows (in thousands):

	Balance Pre-Adoption	Adjustments	Balance Post-Adoption
		(unaudited)	(unaudited)
Operating lease right-of-use assets, net	$—	$64,075	$64,075
Investment in hotel properties, net (intangible assets)	$50,889	(18,398)	$32,491
Total asset adjustments		$45,677

Operating lease obligations, current and noncurrent	$—	$58,663	$58,663
Other liabilities (deferred rent)	$12,986	(12,986)	$—
Total liability adjustments		$45,677

Upon adoption of the new standard, the Company reclassified amounts related to its finance leases as follows (in thousands):

	Balance Pre-Adoption	Adjustments	Balance Post-Adoption
		(unaudited)	(unaudited)
Finance lease right-of-use assets, net	$—	$55,727	$55,727
Investment in hotel properties, net (land)	$611,993	(6,605)	$605,388
Investment in hotel properties, net (buildings and improvements, net of accumulated depreciation)	$2,167,680	(49,122)	$2,118,558
Total asset adjustments		$—

Finance lease obligations, current and noncurrent	$—	$27,010	$27,010
Capital lease obligations, current and noncurrent	$27,010	(27,010)	$—
Total liability adjustments		$—

The Company determines if a contract is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term. For leases with an initial term greater than 12 months, the Company records a ROU asset and a corresponding lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make fixed lease payments as stipulated by the lease. Operating lease obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on information available at the commencement date in determining the present value of lease payments over the lease term. The IBR is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In order to estimate the Company’s IBR, the Company first looks to its own unsecured debt offerings, and adjusts the rate for both length of term and secured borrowing using available market data as well as consultations with leading national financial institutions that are active in the issuance of both secured and unsecured notes.

Operating lease ROU assets are recognized at the lease commencement date, and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgement to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants. The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Lessor Perspective:  For lease agreements in which the Company is the lessor, the Company analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Upon adoption, the Company analyzed the lease and nonlease components, including real estate taxes and common area maintenance expenses, of its lease agreements and determined that the timing and pattern of transfer for both components are the same. In addition, the Company determined that the predominate component was the lease component and, as such, the leases will continue to qualify as operating leases and the Company will account for and present the lease component and the nonlease component as a single component. The Company will continue to collect nonlease amounts directly from its tenants, including real estate taxes and other expenses, and remit these amounts directly to third-parties. None of the Company’s tenants pay third-parties directly. The Company believes that all of its tenant receivables are probable of collection as of March 31, 2019.

See Note 8 for additional lease disclosures.

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

3. Investment in Hotel Properties

Investment in hotel properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Land	$605,388	$611,993
Buildings and improvements	2,950,723	2,983,308
Furniture, fixtures and equipment	492,317	486,441
Intangible assets	33,161	56,021
Franchise fees	778	778
Construction in progress	54,366	60,744
Investment in hotel properties, gross	4,136,733	4,199,285
Accumulated depreciation and amortization	(1,189,937)	(1,168,287)
Investment in hotel properties, net	$2,946,796	$3,030,998

4. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of March 31, 2019 and December 31, 2018, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of March 31, 2019 and December 31, 2018, the only financial instruments that the Company measures at fair value on recurring bases are its interest rate derivatives, along with a life insurance policy and a related retirement benefit agreement. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which are for a former Company associate, are valued using Level 2 measurements.

The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2019 (unaudited):
Interest rate cap derivatives	$—	$—	$—	$—
Interest rate swap derivatives	2,725	—	2,725	—
Life insurance policy (1)	398	—	398	—
Total assets measured at fair value at March 31, 2019	$3,123	$—	$3,123	$—
December 31, 2018:
Interest rate cap derivatives	$—	$—	$—	$—
Interest rate swap derivatives	4,789	—	4,789	—
Life insurance policy (1)	386	—	386	—
Total assets measured at fair value at December 31, 2018	$5,175	$—	$5,175	$—

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

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

March 31, 2019 (unaudited):
Retirement benefit agreement (1)	$398	$—	$398	$—
Total liabilities measured at fair value at March 31, 2019	$398	$—	$398	$—

December 31, 2018:
Retirement benefit agreement (1)	$386	$—	$386	$—
Total liabilities measured at fair value at December 31, 2018	$386	$—	$386	$—

(1)

Includes the retirement benefit agreement for a former Company associate. The agreement calls for the balance of the retirement benefit to be paid out to the former associate in ten annual installments, beginning in 2011. As such, the Company has paid the former associate a total of $1.6 million through March 31, 2019, which was reimbursed to the Company using funds from the related split life insurance policy noted above. These amounts are included in accrued payroll and employee benefits on the accompanying consolidated balance sheets.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at March 31, 2019 (unaudited) and December 31, 2018 (in thousands):

							Estimated Fair Value of Assets (1)
		Strike / Capped		Effective	Maturity	Notional	March 31,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2019	2018
Hilton San Diego Bayfront	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	$107,515	$—	$—
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	—	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	1,616	2,521
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	1,109	2,268
							$2,725	$4,789

(1)	The fair values of the cap and swap agreements are included in other assets, net on the accompanying consolidated balance sheets as of both March 31, 2019 and December 31, 2018.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the three months ended March 31, 2019 and 2018 as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018

Noncash interest on derivatives	$2,064	$(3,187)

Fair Value of Debt

As of both March 31, 2019 and December 31, 2018,  77.6% of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of March 31, 2019 (unaudited) and December 31, 2018  were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$980,996	$972,535	$982,828	$971,082

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

5. Other Assets

Other assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Property and equipment, net	$8,183	$8,426
Goodwill	990	990
Deferred rent on straight-lined third-party tenant leases	3,117	3,177
Deferred income tax asset, net	11,387	8,407
Interest rate derivatives	2,725	4,789
Other receivables	2,331	3,209
Other	807	819
Total other assets, net	$29,540	$29,817

6. Notes Payable

Notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both March 31, 2019 and December 31, 2018.	$335,996	$337,828
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; maturing in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941%. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203%. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$980,996	$982,828

Current portion of notes payable	$8,030	$7,804
Less: current portion of deferred financing costs	(1,966)	(1,966)
Carrying value of current portion of notes payable	$6,064	$5,838

Notes payable, less current portion	$972,966	$975,024
Less: long-term portion of deferred financing costs	(3,309)	(3,799)
Carrying value of notes payable, less current portion	$969,657	$971,225

As of March 31, 2019, the Company has no outstanding amounts due under its credit facility.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018

Interest expense on debt and finance lease obligations	$11,509	$11,266
Noncash interest on derivatives and finance lease obligations, net	2,119	(3,137)
Amortization of deferred financing costs	698	747
Total interest expense	$14,326	$8,876

7. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Property, sales and use taxes payable	$13,959	$15,684
Income tax payable	136	125
Accrued interest	4,367	7,306
Advance deposits	16,551	16,711
Management fees payable	1,163	1,142
Other	3,736	3,994
Total other current liabilities	$39,912	$44,962

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Deferred revenue	$5,305	$5,017
Deferred rent	—	12,986
Deferred property taxes payable	9,541	9,284
Deferred income tax liability	—	304
Other	3,145	3,112
Total other liabilities	$17,991	$30,703

8. Leases

Lessee Accounting

The Company has both operating and finance leases for ground, building, office and air leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147. Leases were included on the Company’s consolidated balance sheet as follows (in thousands):

March 31,
2019
(unaudited)
Finance Leases:
Right-of-use assets, net (land)	$6,605
Right-of-use assets, net (buildings and improvements)	58,799
Accumulated amortization	(10,045)
Right-of-use assets, net	$55,359

Accounts payable and accrued expenses	$1
Lease obligations, less current portion	27,064
Total lease obligations	$27,065

Operating Leases:
Right-of-use assets, net	$63,235

Accounts payable and accrued expenses	$4,528
Lease obligations, less current portion	53,276
Total lease obligations	$57,804

Weighted Average Remaining Lease Term:
Finance leases	53.2 years
Operating leases	24.5 years

Weighted Average Discount Rate:
Finance leases	9.5%
Operating leases	5.3%

The components of lease expense were as follows (in thousands):

Three Months Ended
March 31, 2019
(unaudited)
Finance lease cost:
Amortization of right-of-use assets	$368
Interest on lease obligations	644
Total finance lease cost	$1,012

Operating lease cost (1)	$3,149

(1)

Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds. During the three months ended March 31, 2019, the Company recorded $1.4 million in percentage rent related to its operating leases.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2019
(unaudited)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$1,632
Operating cash flows from finance leases	$—
Finance cash flows from finance leases	$—

Right-of-use assets obtained in exchange for lease obligations upon adoption of ASU No. 2016-02:
Operating leases	$45,677
Finance leases	$—

Future maturities of the Company’s operating and finance lease obligations at March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
	(unaudited)	(unaudited)
2019	$7,480	$2,357
2020	7,532	2,357
2021	7,583	2,413
2022	7,635	2,453
2023	7,689	2,453
Thereafter	79,789	135,607
Total lease payments	117,708	147,640
Less: interest (1)	(59,904)	(120,575)
Present value of lease obligations	$57,804	$27,065

(1)	Calculated using the appropriate discount rate for each lease.

Lessor Accounting

During the three months ended March 31, 2019, the Company recognized $2.6 million in lease-related revenue, which is included in other operating revenue on the Company’s unaudited statement of operations.

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated,  J.P. Morgan Securities LLC and Wells Fargo Securities, LLC.  In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. The Company did not issue any shares of its common stock in connection with the ATM agreements during the three months ended March 31, 2019. During 2017 and 2018, the Company issued a total of 7,467,709 shares of its common stock in connection with the ATM Agreements for gross proceeds of $124.5 million, leaving $175.5 million available for sale under the ATM Agreements. The Company paid a total of $2.3 million in costs during 2017 and 2018 in connection with common stock issued under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2019,  no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

10. Long-Term Incentive Plan

Stock Grants

Restricted shares granted pursuant to the Company’s Long-Term Incentive Plan (“LTIP”) generally vest over a  period of three years from the date of grant. Should a stock grant be forfeited prior to its vesting, the shares covered by the stock grant are added back to the LTIP and remain available for future issuance. Shares of common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligations upon the vesting of a stock grant are not added back to the LTIP.

Compensation expense related to awards of restricted shares are measured at fair value on the date of grant and amortized over the relevant requisite service period or derived service period.

The Company has elected to account for forfeitures as they occur. The Company’s amortization expense and forfeitures related to restricted shares for the three months ended March 31, 2019 and 2018 were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018

Amortization expense, including forfeitures	$2,122	$2,000

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels.  These capitalized costs totaled $0.1 million during both the three months ended March 31, 2019 and 2018.

11. Commitments and Contingencies

Management Agreements

Management agreements with the Company’s third-party hotel managers require the Company to pay between 1.75% and 3.0% of total revenue of the managed hotels to the third-party managers each month as a basic management fee. In addition to basic management fees, provided that certain operating thresholds are met, the Company may also be required to pay incentive management fees to certain of its third-party managers. Total basic management fees, net of key money incentives received from third-party hotel managers, along with incentive management fees incurred by the Company during the three months ended March 31, 2019 and 2018 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018

Basic management fees	$7,151	$7,534
Incentive management fees	3,152	2,720
Total basic and incentive management fees	$10,303	$10,254

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotel properties. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Total license and franchise fees incurred by the Company during the three months ended March 31, 2019 and 2018 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2019	2018

Franchise assessments (1)	$5,295	$5,908
Franchise royalties	1,544	1,945
Total franchise costs	$6,839	$7,853

(1)	Includes advertising, reservation and frequent guest club assessments.

Renovation and Construction Commitments

At March 31, 2019, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2019 totaled $56.0 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales. As of March 31, 2019,  16 of the 21 hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue

California	6	32%	34%
Florida	2	9%	10%
Greater Washington DC area	2	13%	12%
Hawaii	1	5%	10%
Illinois	3	11%	8%
Massachusetts	2	14%	15%

Other

The Company has provided customary unsecured indemnities to certain lenders, including in particular, environmental indemnities. The Company has performed due diligence on the potential environmental risks, including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the indemnified parties for damages related to certain environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company could have recourse against other previous owners or a claim against its environmental insurance policies.

At March 31, 2019, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through March 31, 2019.

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

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2019, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

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

•	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

•	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

•	the ground, building or air leases for five of the 21 hotels held for investment as of March 31, 2019;

•	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

•	performance of hotels after they are acquired;

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sunstone Hotel Investors, Inc. (the “Company,” “we,”  “our” or “us”) is a Maryland corporation. We operate as a self-managed and self-administered real estate investment trust (“REIT”). A REIT is a corporation that directly or indirectly owns real estate assets and has elected to be taxable as a real estate investment trust. To qualify for taxation as a REIT, the REIT must meet certain requirements, including regarding the composition of its assets and the sources of its income. REITs generally are not subject to federal income taxes at the corporate level as long as they pay stockholder dividends equivalent to 100% of their taxable income. REITs are required to distribute to stockholders at least 90% of their REIT taxable income. We own, directly or indirectly, 100% of the interests of Sunstone Hotel Partnership, LLC (the “Operating Partnership”), which is the entity that directly or indirectly owns our hotel properties. We also own 100% of the interests of our taxable REIT subsidiary, Sunstone Hotel TRS Lessee, Inc., which, directly or indirectly, leases all of our hotels from the Operating Partnership, and engages independent third-parties to manage our hotels.

Our business is to acquire, own, asset manage and renovate primarily hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers.  As part of our ongoing portfolio management strategy, we may also selectively sell hotel properties. As of March 31, 2019, we had interests in 21 hotels currently held for investment (the “21 hotels”), which average 513 rooms in size. Of the 21 hotels, we classify 18 as upper upscale, two as upscale and one as luxury as defined by STR, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of our 21 hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to build awareness with both group and transient customers.

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

•

Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties and any business interruption proceeds or performance guarantee payments received.

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

•

Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with amortization on our operating lease right-of-use assets;

•

Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other expenses;

•

Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses,  entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses; and

•

Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office.

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

•

Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

•	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

•

Income tax benefit, net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

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

•

Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of the 21 hotels;

•

RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

•

EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

•

Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components;  amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; and any other nonrecurring identified adjustments;

•

Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; the noncontrolling partner’s pro rata share of any FFO components; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); and any real estate-related impairment losses; and

•

Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets; noncash interest on our derivative and finance lease obligations; prior year property tax assessments or credits; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; the noncontrolling interest’s pro rata share of any Adjusted FFO components; non-real estate-related impairment losses; gains or losses due to property damage from natural disasters; the write-off of development costs associated with abandoned projects; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

•

Demand. The demand for lodging generally fluctuates with the overall economy. In 2018, Comparable Portfolio RevPAR, which was impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport,  increased 2.8% as compared to 2017, with a 30 basis point decrease in occupancy. Our first quarter 2019 Comparable Portfolio RevPAR, which was impacted by renovations at the Hilton San Diego Bayfront and the Renaissance Harborplace, increased 4.3% in 2019 as compared to the same period in 2018. Occupancy remained at 79.2% for both the three months ended March 31, 2019 and 2018.

•

Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase over the near term. On a market-by-market basis, some markets may experience new hotel room openings at or greater than historic levels, including in Boston, New York City, Orlando and Portland where there are currently higher-than-average new hotel room openings. Additionally, an increase in the supply of vacation rental or sharing services such as Airbnb also affects the ability of existing hotels to drive RevPAR and profits.

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

With respect to improving RevPAR index, we continually work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 450 basis points during the first three months of 2019 as compared to the same period in 2018.  The increase in our Comparable Portfolio RevPAR index was primarily due to increases in the RevPAR index at the Wailea Beach Resort post-repositioning, the Hilton Times Square, which benefited from the temporary closure of a nearby Hilton hotel, and at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport, which were under renovation during various times in 2018. These increases were partially offset by decreases in the RevPAR index at the Hilton San Diego Bayfront and the Renaissance Harborplace, which were under renovation during the first quarter of 2019.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses while minimally affecting guest experience and hotel employee satisfaction. Key asset management initiatives include working with our operators to optimize hotel staffing levels (albeit ultimate staffing levels are determined by our operators), increase the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combine certain food and beverage outlets. Our operators may have difficulty implementing certain operational efficiency initiatives and success levels may vary, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. Our operators have experienced, either currently or in the past, increases in hourly wages, employee benefits, utility costs and property insurance, which have negatively affected our operating margins. Moreover, our operators are limited in their ability to reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended March 31, 2019 and 2018, including the amount and percentage change in the results between the two periods.

	Three Months Ended March 31,
	2019	2018	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$171,858	$180,276	$(8,418)	(4.7)%
Food and beverage	69,113	74,266	(5,153)	(6.9)%
Other operating	16,709	16,904	(195)	(1.2)%
Total revenues	257,680	271,446	(13,766)	(5.1)%
OPERATING EXPENSES
Hotel operating	156,731	167,308	(10,577)	(6.3)%
Other property-level expenses	32,840	33,907	(1,067)	(3.1)%
Corporate overhead	7,516	7,102	414	5.8%
Depreciation and amortization	36,387	36,688	(301)	(0.8)%
Total operating expenses	233,474	245,005	(11,531)	(4.7)%
Interest and other income	4,924	1,491	3,433	230.2%
Interest expense	(14,326)	(8,876)	(5,450)	(61.4)%
Gain on sale of assets	—	15,659	(15,659)	(100.0)%
Income before income taxes	14,804	34,715	(19,911)	(57.4)%
Income tax benefit, net	3,112	3,740	(628)	(16.8)%
NET INCOME	17,916	38,455	(20,539)	(53.4)%
Income from consolidated joint venture attributable to noncontrolling interest	(1,599)	(2,439)	840	34.4%
Preferred stock dividends	(3,207)	(3,207)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,110	$32,809	$(19,699)	(60.0)%

Operating Statistics.  The following table includes comparisons of the key operating metrics for our Comparable Portfolio.

	Three Months Ended March 31,
	2019			2018			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Comparable Portfolio	79.2%	$223.78	$177.23	79.2%	$214.63	$169.99	—	bps	4.3%	4.3%

Summary of Operating Results. The year-over-year comparability of our operations is affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. We sold six hotels in 2018 (the “Six Sold Hotels”). In addition, renovations at the Hilton San Diego Bayfront and the Renaissance Harborplace (the “Two 2019 Renovation Hotels”) negatively impacted our operating results during the first quarter of 2019, and renovations at the Hyatt Regency San Francisco, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Three 2018 Renovation Hotels”) negatively impacted our operating results during the first quarter of 2018.

Room revenue. Room revenue decreased $8.4 million, or 4.7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused room revenue to decrease by $15.4 million in the first quarter of 2019 as compared to the same period in 2018.

Room revenue generated by the 21 hotels increased $7.0 million during the first quarter of 2019 as compared to the same period in 2018, all of which was due to increases in ADR as occupancy remained flat. The overall increase in ADR was primarily driven by increases net of decreases in the average daily rate at the following hotels:

ADR
Increases	Decreases
Hyatt Regency San Francisco (1)	Chicago hotels
JW Marriott New Orleans	Boston hotels (1)
Oceans Edge Resort & Marina
Renaissance Washington DC
Wailea Beach Resort

(1)	ADR was both positively and negatively impacted by two of the Three 2018 Renovation Hotels during the first quarter of 2019.

Room revenue generated by the 21 hotels was negatively impacted during the first quarter of 2019 as compared to the same period in 2018 by the Two 2019 Renovation Hotels, where a combined total of 9,400 room nights were out of service at the hotels, displacing approximately $2.1 million in room revenue based on the hotels achieving a combined potential 69.8% occupancy rate and RevPAR of $163.26 without the renovations.

Food and beverage revenue. Food and beverage revenue decreased $5.2 million, or 6.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused food and beverage revenue to decrease by $7.0 million in the first quarter of 2019 as compared to the same period in 2018.

Food and beverage revenue generated by our 21 hotels increased $1.8 million during the first quarter of 2019 as compared to the same period in 2018 primarily due to a net increase in banquet and event technology revenue along with a net increase in outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston hotels (1)	Hilton San Diego Bayfront (2)
Hyatt Centric Chicago Magnificent Mile	Renaissance Harborplace (2)
Hyatt Regency San Francisco (1)	Renaissance Orlando at SeaWorld®
JW Marriott New Orleans
Renaissance Washington DC
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Boston hotels (1)	Hilton San Diego Bayfront (2)
Oceans Edge Resort & Marina	Hyatt Regency San Francisco (1)
Wailea Beach Resort	Renaissance Orlando at SeaWorld®

(1)	Food and beverage revenue was both positively and negatively impacted by two of the Three 2018 Renovation Hotels during the first quarter of 2019.
(2)	Renovation-related disruption at the Two 2019 Renovation Hotels negatively impacted food and beverage revenue during the first quarter of 2019.

Other operating revenue. Other operating revenue decreased $0.2 million, or 1.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused other operating revenue to decrease by $1.2 million in the first quarter of 2019 as compared to the same period in 2018.

Other operating revenue generated by the 21 hotels increased $1.0 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to increased facility fees, tenant lease revenue, marina and watersports revenue and other miscellaneous revenues. These increases were partially offset as we recognized $0.8 million in business interruption proceeds related to Hurricane Irma at the Oceans Edge Resort & Marina during the first quarter of 2018, with no corresponding revenue recognized during the first quarter of 2019.

Hotel operating expenses.  Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $10.6 million, or 6.3%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused hotel operating expenses to decrease by $15.2 million in the first quarter of 2019 as compared to the same period in 2018.

Hotel operating expenses generated by the 21 hotels increased $4.6 million during the three months ended March 31, 2019 as compared to the same period in 2018. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and other operating revenue. In addition, hotel operating expenses increased in the first quarter of 2019 as compared to the same period in 2018 due to the following increased expenses: advertising and promotion due to increased payroll and related expenses in this department; repairs and maintenance due to increased payroll and related expenses in this department, as well as increased building repairs; property and liability insurance due to increased rates; property taxes due to increased rates and assessments received at several of our hotels; taxes at the Hyatt Regency San Francisco due to new taxes imposed by the city;  and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. Slightly offsetting these increases, the following expenses decreased: rent expense at the Renaissance Washington DC due to our May 2018 purchase of the exclusive perpetual rights to a small portion of the hotel’s meeting space, restaurant and fitness center that were previously leased; ground lease expense at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018; and utility expenses.

Other property-level expenses.  Other property-level expenses decreased $1.1 million, or 3.1%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused other property-level expenses to decrease by $3.8 million in the first quarter of 2019 as compared to the same period in 2018.

Other property-level expenses generated by our 21 hotels increased $2.7 million in the first quarter of 2019 as compared to the same period in 2018, primarily due increases in the following expenses caused by higher revenue: payroll and related expenses; basic and incentive management fees; credit and collection; computer hardware and software; and other expenses.

Corporate overhead expense.  Corporate overhead expense increased $0.4 million, or 5.8%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to increased payroll and related expenses,  deferred stock compensation and office rent, partially offset by decreased due diligence expenses.

Depreciation and amortization expense.  Depreciation and amortization expense decreased $0.3 million, or 0.8%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Six Sold Hotels caused depreciation and amortization to decrease by $2.1 million in the first quarter of 2019 as compared to the same period in 2018.

Depreciation and amortization expense generated by our 21 hotels increased $1.8 million in the first quarter of 2019 as compared to the same period in 2018, due to increased depreciation and amortization at our newly renovated hotels and corporate office space. These increases were partially offset by decreases in the amortization of intangible assets, consisting of advanced deposits related to our purchases of the Boston Park Plaza and the Wailea Beach Resort, which were fully amortized in June 2018 and July 2018, respectively, as well as by assets at our hotels being fully depreciated.

Interest and other income.  Interest and other income increased $3.4 million, or 230.2%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. During the first quarter of 2019, we recognized $3.8 million in interest and miscellaneous income, $1.0 million related to an area of protection agreement with Hyatt Corporation for the Hyatt Regency San Francisco and $0.1 million in energy rebates due to energy efficient renovations at our hotels.  During the first quarter of 2018, we recognized $1.5 million in interest and miscellaneous income.

Interest expense.  We incurred interest expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense on debt and finance lease obligations	$11,509	$11,266
Noncash interest on derivatives and finance lease obligations, net	2,119	(3,137)
Amortization of deferred financing costs	698	747
Total interest expense	$14,326	$8,876

Interest expense increased $5.5 million, or 61.4%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Interest expense on our debt and finance lease obligations increased $0.2 million during the three months ended March 31, 2019 as compared to the same period in 2018 due to higher interest on our variable rate debt. This increase was partially offset by decreases in interest expense resulting from lower debt balances due to monthly amortization and lower interest expense on our term loans, which we amended and repriced in October 2018.

Noncash interest on derivatives and finance lease obligations, net increased $5.3 million during the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to changes in the fair market values of our derivatives as noncash interest on our finance lease obligations remained relatively flat.

Finally, amortization of deferred financing costs decreased interest expense by a nominal amount during the first quarter of 2019 as compared to the same period in 2018 resulting from the October 2018 amendment and extension of our credit facility.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.2%  and 4.1%  at March 31, 2019 and 2018, respectively. Approximately 77.6% and 77.7% of our outstanding notes payable had fixed interest rates at March 31, 2019 and 2018, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero and $15.7 million for the three months ended March 31, 2019 and 2018,  respectively.  During the first three months of 2018, we recognized a $15.7 million gain on sale of the Marriott Philadelphia and the Marriott Quincy.

Income tax benefit, net. Income tax benefit, net totaled $3.1 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the first quarter of 2019, we recognized a deferred income tax benefit of $3.3 million related to an increase in our deferred tax assets, net. Our earnings are seasonal, resulting in quarterly fluctuations in our taxable income. We anticipate our deferred tax assets will decrease during 2019 as our earnings increase based on the historical seasonal earnings pattern of our hotels. The deferred income tax benefit was slightly reduced in the first quarter of 2019 as we recognized combined current federal and state income tax expense of $0.2 million based on 2019 projected taxable income net of operating loss carryforwards for our taxable entities.

During the first quarter of 2018, we recognized a deferred income tax benefit of $4.0 million related to an increase in our deferred tax assets, net. This benefit was slightly reduced as we recognized combined current federal and state income tax expense of $0.2 million based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest totaled $1.6 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively, and represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront.

Preferred stock dividends.  Preferred stock dividends were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Series E preferred stock	$1,998	$1,998
Series F preferred stock	1,209	1,209
Total preferred stock dividends	$3,207	$3,207

Non-GAAP Financial Measures. We use the following “non-GAAP financial measures” that we believe are useful to investors as key supplemental measures of our operating performance: EBITDAre; Adjusted EBITDAre, excluding noncontrolling interest; FFO attributable to common stockholders; Adjusted FFO attributable to common stockholders; and Comparable Portfolio revenues. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, our calculation of these measures may not be comparable to other companies that do not define such terms exactly the same as the Company. These non-GAAP measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to net income, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. For example, we believe that Comparable Portfolio revenues are useful to both us and investors in evaluating our operating performance by removing the impact of non-hotel results such as the amortization of favorable and unfavorable tenant lease contracts. We also believe that our use of Comparable Portfolio revenues is useful to both us and our investors as it facilitates the comparison of our operating results from period to period by removing fluctuations caused by any acquisitions or dispositions, as well as by those hotels that we classify as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

•

Amortization of right-of-use assets: we exclude the amortization of our right-of-use assets, which includes the amortization of our operating lease intangible, as well as the noncash expense incurred from straight-lining our lease obligations, as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

•

Finance lease obligation interest – cash ground rent:  We include an adjustment for the cash finance lease expenses recorded on the ground lease at the Courtyard by Marriott Los Angeles and the building lease at the Hyatt Centric Chicago Magnificent Mile. We determined that both of these leases are finance leases, and, therefore, we include a portion of the lease payments each month in interest expense. We adjust EBITDAre for these two finance leases in order to more accurately reflect the actual rent due to both hotels’ lessors in the current period, as well as the operating performance of both hotels.

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$17,916	$38,455
Operations held for investment:
Depreciation and amortization	36,387	36,688
Interest expense	14,326	8,876
Income tax benefit, net	(3,112)	(3,740)
Gain on sale of assets	—	(15,669)
EBITDAre	65,517	64,610

Operations held for investment:
Amortization of deferred stock compensation	2,122	2,000
Amortization of favorable and unfavorable contracts, net	—	3
Amortization of right-of-use assets (1)	(19)	(218)
Finance lease obligation interest — cash ground rent	(589)	(589)
Hurricane-related uninsured losses	—	69
Prior year property tax adjustments, net	189	(19)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(1,599)	(2,439)
Depreciation and amortization	(639)	(638)
Interest expense	(560)	(435)
Amortization of right-of-use asset (1)	72	72
	(1,023)	(2,194)
Adjusted EBITDAre, excluding noncontrolling interest	$64,494	$62,416

(1)

Amounts originally reported for the three months ended March 31, 2018 for amortization of lease intangibles and noncash ground rent have been reclassified to amortization of right-of-use assets to conform to the current year’s reporting.

Adjusted EBITDAre, excluding noncontrolling interest was $64.5 million and $62.4 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDAre, excluding noncontrolling interest increased during the three months ended March 31, 2019 as compared to the same period in 2018,  primarily due to additional earnings generated by the 21 hotels, including the Three 2018 Renovation Hotels, partially offset by the sale of the Six Sold Hotels,  as well as renovation-related disruption at the Two 2019 Renovation Hotels.

We believe that the presentation of FFO attributable to common stockholders provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified noncash items such as real estate depreciation and amortization, any real estate impairment loss and any gain or loss on sale of real estate assets, all of which are based on historical cost accounting and may be of lesser significance in evaluating our current performance. Our presentation of FFO attributable to common stockholders conforms to the NAREIT definition of “FFO applicable to common shares.” Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

We also present Adjusted FFO attributable to common stockholders when evaluating our operating performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, and may facilitate comparisons of operating performance between periods and our peer companies. We adjust FFO attributable to common stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to common stockholders:

•

Amortization of favorable and unfavorable contracts: we exclude the noncash amortization of the favorable management contract asset recorded in conjunction with our acquisition of the Hilton Garden Inn Chicago Downtown/Magnificent Mile, along with the favorable and unfavorable tenant lease contracts, as applicable, recorded in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. We exclude the noncash amortization of favorable and unfavorable contracts because it is based on historical cost accounting and is of lesser significance in evaluating our actual performance for the current period.

•

Real estate amortization of right-of-use assets: we exclude the amortization of our real estate right-of-use assets, which includes the amortization of both our finance and operating lease intangibles, as well as the noncash expense incurred from straight-lining our lease obligations (with the exception of our corporate operating lease), as these expenses are based on historical cost accounting and do not reflect the actual rent amounts due to the respective lessors or the underlying performance of our hotels.

•

Gains or losses from debt transactions: we exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired, as well as the noncash interest on our derivatives and finance lease obligations. We believe that these items are not reflective of our ongoing finance costs.

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

•

Other adjustments: we exclude other adjustments that we believe are outside the ordinary course of business because we do not believe these costs reflect our actual performance for that period and/or the ongoing operations of our hotels. Such items may include: lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; changes to deferred tax assets, liabilities or valuation allowances; property-level restructuring, severance and management transition costs; lease terminations; property insurance proceeds or uninsured losses; and income tax benefits or provisions associated with the application of net operating loss carryforwards, uncertain tax positions or with the sale of assets other than real estate investments.

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$17,916	$38,455
Preferred stock dividends	(3,207)	(3,207)
Operations held for investment:
Real estate depreciation and amortization (1)	35,770	36,228
Gain on sale of assets	—	(15,669)
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(1,599)	(2,439)
Real estate depreciation and amortization	(639)	(638)
FFO attributable to common stockholders	48,241	52,730

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	—	3
Real estate amortization of right-of-use assets (1)	151	148
Noncash interest on derivatives and finance lease obligations, net	2,119	(3,137)
Hurricane-related uninsured losses	—	69
Prior year property tax adjustments, net	189	(19)
Noncash income tax benefit, net	(3,284)	(3,966)
Noncontrolling interest:
Real estate amortization of right-of-use asset (1)	72	72
Noncash interest on derivative, net	—	3
	(753)	(6,827)
Adjusted FFO attributable to common stockholders	$47,488	$45,903

(1)

Amounts originally reported for the three months ended March 31, 2018 for real estate depreciation and amortization related to finance leases, amortization of lease intangibles and noncash ground rent have been reclassified to real estate amortization of right-of-use assets to conform to the current year’s reporting.

Adjusted FFO attributable to common stockholders was $47.5 million and $45.9 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted FFO attributable to common stockholders increased in the first quarter of 2019 as compared to the same period in 2018, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest.

Liquidity and Capital Resources

During the periods presented, our sources of cash included our operating activities and working capital, as well as proceeds from sales of hotels and other assets. Our primary uses of cash were for capital expenditures for hotels and other assets, operating expenses, repayment of notes payable, dividends and distributions on our common and preferred stock and distributions to our joint venture partner. We cannot be certain that traditional sources of funds will be available in the future.

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $31.6 million and  $30.6 million for the three months ended March 31, 2019 and 2018, respectively.  The net increase to cash provided by operating activities during the first three months of 2019 as compared to the same period in 2018 was primarily due to increased operating cash generated by the 21 hotels, including the Three 2018 Renovation Hotels, partially offset by the sale of the Six Sold Hotels and renovation-related disruption at the Two 2019 Renovation Hotels.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in or provided by investing activities during the first three months of 2019 as compared to the first three months of 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from sales of assets	$—	$136,993
Renovations and additions to hotel properties and other assets	(24,520)	(39,321)
Net cash (used in) provided by investing activities	$(24,520)	$97,672

During the first three months of 2019, we invested $24.5 million for renovations and additions to our portfolio and other assets.

During the first three months of 2018, we received proceeds of $137.0 million from our sales of the Marriott Philadelphia, the Marriott Quincy and surplus FF&E.  These cash inflows were partially offset as we invested  $39.3 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance of common stock, issuance and repayment of notes payable, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first three months of 2019 as compared to the first three months of 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Repurchase of common stock for employee withholding obligations	$(4,435)	$(4,232)
Payments on notes payable	(1,834)	(1,893)
Payments of deferred financing costs	—	(5)
Dividends and distributions paid	(126,461)	(133,894)
Distributions to noncontrolling interest	(1,950)	(1,169)
Net cash used in financing activities	$(134,680)	$(141,193)

During the first three months of 2019, we paid the following: $4.4 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $1.8 million in principal payments on our notes payable; $126.5 million in dividends and distributions to our common and preferred stockholders; and $2.0 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

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

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential repurchases of our common stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of newly-issued debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including under the ATM agreements we entered into in February 2017. Under the terms of the agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through March 31, 2019, we have received $122.3 million in net proceeds from the issuance of 7,467,709 shares of our common stock in connection with the ATM Agreements, leaving $175.5 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of March 31, 2019, our unrestricted cash balance was $684.0 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand.

Debt. As of March 31, 2019, we had $981.0 million of consolidated debt, $734.7 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of March 31, 2019, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of March 31, 2019, we have two unsecured corporate-level term loans as well as the Senior Notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

As of March 31, 2019, we have no outstanding amounts due under our credit facility.

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

Contractual Obligations.  The following table summarizes our payment obligations and commitments as of March 31, 2019 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$980,996	$8,030	$414,192	$192,098	$366,676
Interest obligations on notes payable (1)	184,637	42,459	64,473	39,308	38,397
Finance lease obligations, including imputed interest (2)	147,640	2,357	4,770	4,906	135,607
Operating lease obligations, including imputed interest (2) (3)	117,708	7,480	15,115	15,324	79,789
Payments-in-lieu of taxes obligation	64,297	892	1,789	1,789	59,827
Construction commitments	55,952	55,952	—	—	—
Employment obligations	2,651	2,651	—	—	—
Total	$1,553,881	$119,821	$500,339	$253,425	$680,296

(1)	Interest on our variable-rate debt obligation is calculated based on the variable rate at March 31, 2019, and includes the effect of our interest rate derivative agreements.
(2)	See Note 8 – Leases in the Notes to the Unaudited Consolidated Financial Statements (Item 1 of this Form 10-Q).
(3)

Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $24.5 million in our portfolio and other assets during the first three months of 2019. As of March 31, 2019, we have contractual construction commitments totaling $56.0  million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of March 31, 2019, our balance sheet includes restricted cash of $48.6 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 21 hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

Seasonality and Volatility

As is typical of the lodging industry, we experience some seasonality in our business as indicated in the table below. Revenue for certain of our hotels is generally affected by seasonal business patterns (e.g., the first quarter is strong in Hawaii, Key West and Orlando, the second quarter is strong for the Mid-Atlantic business hotels, and the fourth quarter is strong for Hawaii, Key West and New York City). Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, public health concerns, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. Revenues for our Comparable Portfolio by quarter for 2018 and 2019 were as follows (dollars in thousands):

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2018:
Total revenues	$271,446	$317,447	$289,308	$280,852	$1,159,053
Sold hotel revenues (1)	(23,610)	(24,514)	(12,440)	(6,501)	(67,065)
Non-hotel revenues (2)	(832)	(21)	(25)	(4,987)	(5,865)
Total Comparable Portfolio revenues (3)	$247,004	$292,912	$276,843	$269,364	$1,086,123
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.0%	25.5%	24.8%	100.0%

2019:
Total revenues	$257,680
Non-hotel revenues (2)	(23)
Total Comparable Portfolio revenues (3)	$257,657

(1)	Sold hotel revenues include those generated by the Six Sold Hotels, which we sold in January 2018, July 2018, October 2018 and December 2018.
(2)

Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the first quarter and fourth quarter of 2018 also include business interruption insurance proceeds of $0.8 million and $5.0 million, respectively, for the Oceans Edge Resort & Marina.

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

•

Acquisition related assets and liabilities. Accounting for the acquisition of a hotel property or other entity requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective relative fair values for an asset acquisition or at their estimated fair values for a business combination. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, intangible assets and finance lease obligations that are assumed as part of the acquisition of a leasehold interest. When we acquire a hotel property or other entity, we use all available information to make these fair value determinations, and engage independent valuation specialists to assist in the fair value determinations of the long-lived assets acquired and the liabilities assumed. Due to the inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

•

Depreciation and amortization expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including the cost and timing of capital expenditures to maintain and refurbish our hotels, as well as specific market and economic conditions. Hotel properties, including related assets under finance leases, are depreciated using the straight-line method over estimated useful lives primarily ranging from five to 40 years for buildings and improvements and three to 12 years for FF&E. While we believe our estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels. We have not changed the estimated useful lives of any of our assets during the periods discussed.

•

Income Taxes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to stockholders. We are subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from the Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of March 31, 2019,  77.6% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at March 31, 2019. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rates at March 31, 2019.

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

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019	—	—	—
February 1, 2019 — February 28, 2019	304,782	$ 14.55	—
March 1, 2019 — March 31, 2019	—	—	—
Total	304,782		—	$ 300,000,000	(2)

(1)

Reflects shares of restricted common stock withheld and used for purposes of remitting the statutory minimum federal and state tax obligations in connection with the vesting of restricted common shares issued to employees. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)

On February 17, 2017, the Company’s board of directors authorized a share repurchase plan to acquire up to $300.0 million of the Company’s common and preferred stock. As of March 31, 2019, no shares of either the Company’s common or preferred stock have been repurchased. Future purchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

3.2

Second Amended and Restated Bylaws of Sunstone Hotel Investors, Inc. effective as of November 15, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed by the Company on November 15, 2018).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements that have been detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: May 8, 2019	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)