Form 10-Q
period 2019-09-30
Sunstone Hotel Investors, Inc.
filed 2019-11-05
CIK 1295810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 224,855,351 shares of Sunstone Hotel Investors, Inc.’s common stock, $0.01 par value per share, outstanding.

SUNSTONE HOTEL INVESTORS, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNSTONE HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$730,039	$809,316
Restricted cash	46,206	53,053
Accounts receivable, net	44,021	33,844
Prepaid expenses and other current assets	14,359	12,261
Assets held for sale, net	18,481	—
Total current assets	853,106	908,474
Investment in hotel properties, net	2,910,852	3,030,998
Finance lease right-of-use asset, net	48,019	—
Operating lease right-of-use assets, net	61,512	—
Deferred financing costs, net	2,924	3,544
Other assets, net	22,424	29,817
Total assets	$3,898,837	$3,972,833
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,140	$30,425
Accrued payroll and employee benefits	21,371	25,039
Dividends and distributions payable	14,451	126,461
Other current liabilities	45,843	44,962
Current portion of notes payable, net	6,271	5,838
Liabilities of assets held for sale	12,446	—
Total current liabilities	133,522	232,725
Notes payable, less current portion, net	966,496	971,225
Finance lease obligations, less current portion	15,571	27,009
Operating lease obligations, less current portion	50,905	—
Other liabilities	19,824	30,703
Total liabilities	1,186,318	1,261,662
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
6.95% Series E Cumulative Redeemable Preferred Stock, 4,600,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, stated at liquidation preference of $25.00 per share	115,000	115,000
6.45% Series F Cumulative Redeemable Preferred Stock, 3,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, stated at liquidation preference of $25.00 per share	75,000	75,000
Common stock, $0.01 par value, 500,000,000 shares authorized, 224,861,978 shares issued and outstanding at September 30, 2019 and 228,246,247 shares issued and outstanding at December 31, 2018	2,249	2,282
Additional paid in capital	2,681,754	2,728,684
Retained earnings	1,274,039	1,182,722
Cumulative dividends and distributions	(1,483,907)	(1,440,202)
Total stockholders’ equity	2,664,135	2,663,486
Noncontrolling interest in consolidated joint venture	48,384	47,685
Total equity	2,712,519	2,711,171
Total liabilities and equity	$3,898,837	$3,972,833

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Room	$200,242	$207,657	$580,835	$608,237
Food and beverage	61,366	63,911	206,183	217,469
Other operating	20,031	17,740	55,197	52,495
Total revenues	281,639	289,308	842,215	878,201
OPERATING EXPENSES
Room	52,514	53,928	152,606	159,923
Food and beverage	44,928	46,260	140,149	147,299
Other operating	4,162	4,190	12,494	12,488
Advertising and promotion	13,285	13,593	40,998	41,815
Repairs and maintenance	10,632	10,530	31,107	32,484
Utilities	7,458	8,084	20,656	22,533
Franchise costs	8,606	9,167	24,024	26,981
Property tax, ground lease and insurance	21,880	20,369	62,842	63,658
Other property-level expenses	30,913	31,580	97,768	101,005
Corporate overhead	7,395	7,360	22,989	22,056
Depreciation and amortization	37,573	36,159	110,484	110,181
Impairment loss	—	—	—	1,394
Total operating expenses	239,346	241,220	716,117	741,817
Interest and other income	3,762	2,592	13,497	7,049
Interest expense	(13,259)	(11,549)	(43,401)	(31,609)
Gain on sale of assets	—	53,128	—	68,787
Income before income taxes	32,796	92,259	96,194	180,611
Income tax benefit (provision), net	749	(673)	1,185	692
NET INCOME	33,545	91,586	97,379	181,303
Income from consolidated joint venture attributable to noncontrolling interest	(2,508)	(2,376)	(6,062)	(7,189)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,829	$86,002	$81,695	$164,492

Basic and diluted per share amounts:
Basic and diluted income attributable to common stockholders per common share	$0.12	$0.38	$0.36	$0.73
Basic and diluted weighted average common shares outstanding	224,530	227,068	226,369	225,538

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2018 (audited)	4,600,000	$115,000	3,000,000	$75,000	228,246,247	$2,282	$2,728,684	$1,182,722	$(1,440,202)	$47,685	$2,711,171
Amortization of deferred stock compensation	—	—	—	—	—	—	2,221	—	—	—	2,221
Issuance of restricted common stock, net	—	—	—	—	345,132	4	(4,439)	—	—	—	(4,435)
Forfeiture of restricted common stock	—	—	—	—	(3,932)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,429)	—	(11,429)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,950)	(1,950)
Net income	—	—	—	—	—	—	—	16,317	—	1,599	17,916
Balance at March 31, 2019	4,600,000	115,000	3,000,000	75,000	228,587,447	2,286	2,726,466	1,199,039	(1,454,838)	47,334	2,710,287
Amortization of deferred stock compensation	—	—	—	—	—	—	3,002	—	—	—	3,002
Issuance of restricted common stock	—	—	—	—	51,840	—	—	—	—	—	—
Repurchase of outstanding common stock	—	—	—	—	(432,464)	(4)	(5,731)	—	—	—	(5,735)
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,411)	—	(11,411)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(788)	(788)
Net income	—	—	—	—	—	—	—	43,963	—	1,955	45,918
Balance at June 30, 2019	4,600,000	115,000	3,000,000	75,000	228,206,823	2,282	2,723,737	1,243,002	(1,469,456)	48,501	2,738,066
Amortization of deferred stock compensation	—	—	—	—	—	—	2,249	—	—	—	2,249
Repurchase of outstanding common stock	—	—	—	—	(3,344,845)	(33)	(44,232)	—	—	—	(44,265)
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,243)	—	(11,243)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,210)	—	(1,210)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,625)	(2,625)
Net income	—	—	—	—	—	—	—	31,037	—	2,508	33,545
Balance at September 30, 2019	4,600,000	$115,000	3,000,000	$75,000	224,861,978	$2,249	$2,681,754	$1,274,039	$(1,483,907)	$48,384	$2,712,519

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per share data)

	Preferred Stock									Noncontrolling
	Series E		Series F		Common Stock				Cumulative	Interest in
	Number of		Number of		Number of		Additional	Retained	Dividends and	Consolidated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Distributions	Joint Venture	Total Equity
Balance at December 31, 2017 (audited)	4,600,000	$115,000	3,000,000	$75,000	225,321,660	$2,253	$2,679,221	$932,277	$(1,270,013)	$48,440	$2,582,178
Amortization of deferred stock compensation	—	—	—	—	—	—	2,113	—	—	—	2,113
Issuance of restricted common stock, net	—	—	—	—	297,013	3	(4,235)	—	—	—	(4,232)
Forfeiture of restricted common stock	—	—	—	—	(3,961)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,169)	(1,169)
Net income	—	—	—	—	—	—	—	36,016	—	2,439	38,455
Balance at March 31, 2018	4,600,000	115,000	3,000,000	75,000	225,614,712	2,256	2,677,099	968,293	(1,284,501)	49,710	2,602,857
Amortization of deferred stock compensation	—	—	—	—	—	—	2,966	—	—	—	2,966
Issuance of restricted common stock	—	—	—	—	49,513	1	(1)	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	(824)	—	—	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,413)	—	(11,413)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,209)	—	(1,209)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,475)	(1,475)
Net proceeds from sale of common stock	—	—	—	—	2,590,854	26	44,315	—	—	—	44,341
Net income	—	—	—	—	—	—	—	48,888	—	2,374	51,262
Balance at June 30, 2018	4,600,000	115,000	3,000,000	75,000	228,254,255	2,283	2,724,379	1,017,181	(1,299,121)	50,609	2,685,331
Amortization of deferred stock compensation	—	—	—	—	—	—	2,143	—	—	—	2,143
Forfeiture of restricted common stock	—	—	—	—	(7,193)	(1)	1	—	—	—	—
Common stock distributions and distributions payable at $0.05 per share	—	—	—	—	—	—	—	—	(11,412)	—	(11,412)
Series E preferred stock dividends and dividends payable at $0.434375 per share	—	—	—	—	—	—	—	—	(1,998)	—	(1,998)
Series F preferred stock dividends and dividends payable at $0.403125 per share	—	—	—	—	—	—	—	—	(1,210)	—	(1,210)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,000)	(4,000)
Net income	—	—	—	—	—	—	—	89,210	—	2,376	91,586
Balance at September 30, 2018	4,600,000	$115,000	3,000,000	$75,000	228,247,062	$2,282	$2,726,523	$1,106,391	$(1,313,741)	$48,985	$2,760,440

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,379	$181,303
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	405	682
Gain on sale of assets	—	(68,740)
Noncash interest on derivatives and finance lease obligations, net	6,908	(4,995)
Depreciation	110,416	108,744
Amortization of franchise fees and other intangibles	68	1,468
Amortization of right-of-use assets	(523)	—
Amortization of deferred financing costs	2,094	2,240
Amortization of deferred stock compensation	7,168	6,938
Impairment loss	—	1,394
Gain on hurricane-related damage	—	(1,100)
Deferred income taxes, net	(246)	(1,100)
Changes in operating assets and liabilities:
Accounts receivable	(10,700)	(10,450)
Prepaid expenses and other assets	(1,744)	823
Accounts payable and other liabilities	2,449	6,928
Accrued payroll and employee benefits	(3,045)	(4,599)
Net cash provided by operating activities	210,629	219,536
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	—	231,083
Disposition deposit	—	3,000
Proceeds from property insurance	—	1,100
Acquisitions of hotel property and other assets	(193)	(15,147)
Acquisitions of intangible assets	—	(18,516)
Renovations and additions to hotel properties and other assets	(75,277)	(125,854)
Net cash (used in) provided by investing activities	(75,470)	75,666
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings	—	45,125
Payment of common stock offering costs	—	(784)
Repurchases of outstanding common stock	(50,000)	—
Repurchase of common stock for employee withholding obligations	(4,435)	(4,232)
Payments on notes payable	(5,770)	(5,486)
Payments of deferred financing costs	—	(5)
Dividends and distributions paid	(155,715)	(163,002)
Distributions to noncontrolling interest	(5,363)	(6,644)
Net cash used in financing activities	(221,283)	(135,028)
Net (decrease) increase in cash and cash equivalents and restricted cash	(86,124)	160,174
Cash and cash equivalents and restricted cash, beginning of period	862,369	559,311
Cash and cash equivalents and restricted cash, end of period	$776,245	$719,485

See accompanying notes to consolidated financial statements.

SUNSTONE HOTEL INVESTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$730,039	$650,691
Restricted cash	46,206	68,794
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$776,245	$719,485

The Company paid the following amounts for interest and income taxes, during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$36,703	$36,396
Cash paid for income taxes, net	$354	$571

Supplemental Disclosure of Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities during the nine months ended September 30, 2019 and 2018 consisted of the following:

	Nine Months Ended September 30,
	2019	2018
Accrued renovations and additions to hotel properties and other assets	$8,149	$13,632
Amortization of deferred stock compensation — construction activities	$304	$284
Dividends and distributions payable	$14,451	$14,620

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

As of September 30, 2019, the Company had interests in 21 hotels (the “21 Hotels”), one of which was considered held for sale, leaving 20 hotels (the “20 Hotels”) currently held for investment. The Company’s third-party managers included the following:

	Number of Hotels
Subsidiaries of Marriott International, Inc. or Marriott Hotel Services, Inc. (collectively, “Marriott”)	8
Interstate Hotels & Resorts, Inc.	3	(1)
Highgate Hotels L.P. and an affiliate	3
Crestline Hotels & Resorts	2
Hilton Worldwide	2
Davidson Hotels & Resorts	1
Hyatt Corporation	1
Singh Hospitality, LLC	1

Total hotels owned as of September 30, 2019	21

(1)	The Courtyard by Marriott Los Angeles was considered held for sale as of September 30, 2019, and subsequently sold on October 23, 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, include the accounts of the Company, the Operating Partnership, the TRS Lessee and their controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. If the Company determines that it has an interest in a variable interest entity, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission. In the Company’s opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 14, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company does not have any comprehensive income other than what is included in net income. If the Company has any comprehensive income in the future such that a statement of comprehensive income would be necessary, the Company will include such statement in one continuous consolidated statement of operations.

Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2019.

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

The following table sets forth the computation of basic and diluted earnings per common share (unaudited and in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$33,545	$91,586	$97,379	$181,303
Income from consolidated joint venture attributable to noncontrolling interest	(2,508)	(2,376)	(6,062)	(7,189)
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Distributions paid on unvested restricted stock compensation	(61)	(59)	(183)	(177)
Undistributed income allocated to unvested restricted stock compensation	(89)	(385)	(257)	(689)
Numerator for basic and diluted income attributable to common stockholders	$27,679	$85,558	$81,255	$163,626
Denominator:
Weighted average basic and diluted common shares outstanding	224,530	227,068	226,369	225,538
Basic and diluted income attributable to common stockholders per common share	$0.12	$0.38	$0.36	$0.73

The Company’s unvested restricted shares associated with its long-term incentive plan and shares associated with common stock options, as applicable, have been excluded from the above calculation of earnings per share for the three and nine months ended September 30, 2019 and 2018, as their inclusion would have been anti-dilutive.

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

At both September 30, 2019 and December 31, 2018, the noncontrolling interest reported in the Company’s consolidated financial statements consisted of a third-party’s 25.0% ownership interest in the Hilton San Diego Bayfront.

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

Impairment losses are recorded on long-lived assets to be held and used by the Company when indicators of impairment are present and the future undiscounted net cash flows expected to be generated by those assets, based on the Company’s anticipated investment horizon, are less than the assets’ carrying amount. No single indicator would necessarily result in the Company preparing an estimate to determine if a hotel’s future undiscounted cash flows are less than the book value of the hotel. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a hotel requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. If a hotel is considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company performs a fair value assessment using a discounted cash flow analysis to estimate the fair value of the hotel, taking into account the hotel’s expected cash flow from operations, the Company’s estimate of how long it will continue to own the hotel and the estimated proceeds from the disposition of the hotel. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. The Company’s judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

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

Restricted Cash

Restricted cash is comprised of reserve accounts for debt service, interest reserves, seasonality reserves, capital replacements, ground leases, property taxes and excess hotel-generated cash that is held in an account for the benefit of a lender. These restricted funds are subject to supervision and disbursement approval by certain of the Company’s lenders and/or hotel managers.

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

Trade receivables and contract liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Trade receivables, net (1)	$25,090	$18,982
Contract liabilities (2)	$17,581	$16,711

(1)	Trade receivables are included in accounts receivable, net on the accompanying consolidated balance sheets.
(2)	Contract liabilities consist of advance deposits, and are included in both other current liabilities and other liabilities on the accompanying consolidated balance sheets. Of the amount outstanding at December 31, 2018, approximately $1.0 million and $16.3 million were recognized in revenue during the three and nine months ended September 30, 2019, respectively.

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

Operating lease ROU assets are recognized at the lease commencement date, and include the amount of the initial operating lease obligation, any lease payments made at or before the commencement date, excluding any lease incentives received, and any initial direct costs incurred. For leases that have extension options that the Company can exercise at its discretion, management uses judgment to determine if it is reasonably certain that the Company will in fact exercise such option. If the extension option is reasonably certain to occur, the Company includes the extended term’s lease payments in the calculation of the respective lease liability. None of the Company’s leases contain any material residual value guarantees or material restrictive covenants. The Company reviews its right-of-use assets for indicators of impairment. If such assets are considered to be impaired, the related assets are adjusted to their estimated fair value and an impairment loss is recognized. The impairment loss recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Lessor Perspective: For lease agreements in which the Company is the lessor, the Company analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Upon adoption, the Company analyzed the lease and nonlease components, including real estate taxes and common area maintenance expenses, of its lease agreements and determined that the timing and pattern of transfer for both components are the same. In addition, the Company determined that the predominate component was the lease component and, as such, the leases will continue to qualify as operating leases and the Company will account for and present the lease component and the nonlease component as a single component. The Company will continue to collect nonlease amounts directly from its tenants, including real estate taxes and other expenses, and remit these amounts directly to third-parties. None of the Company’s tenants pay third-parties directly. The Company believes that all of its tenant receivables are probable of collection as of September 30, 2019.

See Note 9 for additional lease disclosures.

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

3. Investment in Hotel Properties

Investment in hotel properties, net for the 20 Hotels consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Land	$605,581	$611,993
Buildings and improvements	2,968,241	2,983,308
Furniture, fixtures and equipment	512,333	486,441
Intangible assets	33,050	56,021
Franchise fees	743	778
Construction in progress	34,884	60,744
Investment in hotel properties, gross	4,154,832	4,199,285
Accumulated depreciation and amortization	(1,243,980)	(1,168,287)
Investment in hotel properties, net	$2,910,852	$3,030,998

4. Disposals

The Company classified the Courtyard by Marriott Los Angeles as held for sale at September 30, 2019, and subsequently sold the hotel in October 2019 (see Note 13). The sale did not represent a strategic shift that had a major impact on the Company’s business plan or its primary markets; therefore, the hotel did not qualify as a discontinued operation.

The Company classified the assets and liabilities of the Courtyard by Marriott Los Angeles as held for sale at September 30, 2019 as follows (unaudited and in thousands):

September 30,
2019
Accounts receivable	$118
Prepaid expenses and other current assets	126
Investment in hotel properties, net	10,551
Finance lease right-of-use asset	6,605
Other assets	1,081
Assets held for sale, net	$18,481

Accounts payable and accrued expenses	$202
Accrued payroll and employee benefits	229
Other current liabilities	409
Finance lease obligation, less current portion (1)	11,606
Liabilities of assets held for sale	$12,446

(1)	The finance lease at the Courtyard by Marriott Los Angeles had a discount rate of 10.25%.

5. Fair Value Measurements and Interest Rate Derivatives

Fair Value Measurements

As of September 30, 2019 and December 31, 2018, the carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses were representative of their fair values due to the short-term maturity of these instruments.

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

As of both September 30, 2019 and December 31, 2018, the Company measured its interest rate derivatives at fair value on a recurring basis. Prior to the Company’s release of collateral assignment in August 2019, the Company also measured a life insurance policy and a related retirement benefit agreement at fair value on a recurring basis. The Company estimates the fair value of its interest rate derivatives using Level 2 measurements based on quotes obtained from the counterparties, which are based upon the consideration that would be required to terminate the agreements. Both the life insurance policy and the related retirement benefit agreement, which were for a former Company associate, were valued using Level 2 measurements.

No assets were measured at fair value at September 30, 2019. The following table presents the Company’s assets measured at fair value on a recurring and nonrecurring basis at December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Interest rate swap derivatives	$4,789	$—	$4,789	$—
Life insurance policy (1)	386	—	386	—
Total assets measured at fair value at December 31, 2018	$5,175	$—	$5,175	$—

(1)	Prior to the Company’s release of collateral assignment in August 2019, the split life insurance policy was for a former Company associate. As of December 31, 2018, the amount was included in other assets, net on the accompanying consolidated balance sheet.

The following table presents the Company’s liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 30, 2019 (unaudited):
Interest rate swap derivatives	$1,951	$—	$1,951	$—
Total liabilities measured at fair value at September 30, 2019	$1,951	$—	$1,951	$—

December 31, 2018:
Retirement benefit agreement (1)	$386	$—	$386	$—
Total liabilities measured at fair value at December 31, 2018	$386	$—	$386	$—

(1)	Prior to the Company’s release of collateral assignment in August 2019, the retirement benefit agreement was for a former Company associate. As of December 31, 2018, the amount was included in accrued payroll and employee benefits on the accompanying consolidated balance sheet.

Interest Rate Derivatives

The Company’s interest rate derivatives, which are not designated as effective cash flow hedges, consisted of the following at September 30, 2019 (unaudited) and December 31, 2018 (in thousands):

							Estimated Fair Value of Assets (Liabilities) (1)
		Strike / Capped		Effective	Maturity	Notional	September 30,	December 31,
Hedged Debt	Type	Rate	Index	Date	Date	Amount	2019	2018
Hilton San Diego Bayfront	Cap	4.250%	1-Month LIBOR	May 1, 2017	May 1, 2019	N/A	$ N/A	$—
Hilton San Diego Bayfront	Cap	6.000%	1-Month LIBOR	November 10, 2017	December 9, 2020	$220,000	—	—
$85.0 million term loan	Swap	1.591%	1-Month LIBOR	October 29, 2015	September 2, 2022	$85,000	(453)	2,521
$100.0 million term loan	Swap	1.853%	1-Month LIBOR	January 29, 2016	January 31, 2023	$100,000	(1,498)	2,268
							$(1,951)	$4,789

(1)	The fair values of both swap agreements are included in other liabilities and in other assets, net on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Noncash changes in the fair values of the Company’s interest rate derivatives resulted in increases (decreases) to interest expense for the three and nine months ended September 30, 2019 and 2018 as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Noncash interest on derivatives	$1,098	$(870)	$6,740	$(5,147)

Fair Value of Debt

As of September 30, 2019 and December 31, 2018, 77.5% and 77.6%, respectively, of the Company’s outstanding debt had fixed interest rates, including the effects of interest rate swap agreements. The Company uses Level 3 measurements to estimate the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates.

The Company’s principal balances and fair market values of its consolidated debt as of September 30, 2019 (unaudited) and December 31, 2018 were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$977,058	$979,569	$982,828	$971,082

(1)	The principal balance of debt is presented before any unamortized deferred financing costs.

6. Other Assets

Other assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Property and equipment, net	$7,833	$8,426
Goodwill	—	990
Deferred rent on straight-lined third-party tenant leases	3,435	3,177
Deferred income tax asset, net	8,349	8,407
Interest rate derivatives	—	4,789
Other receivables	2,478	3,209
Other	329	819
Total other assets, net	$22,424	$29,817

7. Notes Payable

Notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Notes payable requiring payments of interest and principal, with fixed rates ranging from 4.12% to 5.95%; maturing at dates ranging from November 2020 through January 2025. The notes are collateralized by first deeds of trust on four hotel properties at both September 30, 2019 and December 31, 2018.	$332,058	$337,828
Note payable requiring payments of interest only, bearing a blended rate of one-month LIBOR plus 105 basis points; initial maturity in December 2020 with three one-year extensions. The note is collateralized by a first deed of trust on one hotel property.	220,000	220,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.591%, resulting in an effective interest rate of 2.941%. Matures in September 2022.	85,000	85,000
Unsecured term loan requiring payments of interest only, with a blended interest rate based on a pricing grid with a range of 135 to 220 basis points over one-month LIBOR, depending on the Company's leverage ratios. LIBOR has been swapped to a fixed rate of 1.853%, resulting in an effective interest rate of 3.203%. Matures in January 2023.	100,000	100,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.69%; maturing in January 2026.	120,000	120,000
Unsecured Senior Notes requiring semi-annual payments of interest only, bearing interest at 4.79%; maturing in January 2028.	120,000	120,000
Total notes payable	$977,058	$982,828

Current portion of notes payable	$8,237	$7,804
Less: current portion of deferred financing costs	(1,966)	(1,966)
Carrying value of current portion of notes payable	$6,271	$5,838

Notes payable, less current portion	$968,821	$975,024
Less: long-term portion of deferred financing costs	(2,325)	(3,799)
Carrying value of notes payable, less current portion	$966,496	$971,225

As of September 30, 2019, the Company had no outstanding amounts due under its credit facility.

Interest Expense

Total interest incurred and expensed on the notes payable was as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense on debt and finance lease obligations	$11,406	$11,619	$34,399	$34,364
Noncash interest on derivatives and finance lease obligations, net	1,155	(818)	6,908	(4,995)
Amortization of deferred financing costs	698	748	2,094	2,240
Total interest expense	$13,259	$11,549	$43,401	$31,609

8. Other Current Liabilities and Other Liabilities

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Property, sales and use taxes payable	$18,934	$15,684
Income tax payable	25	125
Accrued interest	4,521	7,306
Advance deposits	17,085	16,711
Management fees payable	786	1,142
Other	4,492	3,994
Total other current liabilities	$45,843	$44,962

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Deferred revenue	$5,296	$5,017
Deferred rent	—	12,986
Deferred property taxes payable (1)	9,342	9,284
Interest rate derivatives	1,951	—
Deferred income tax liability	—	304
Other	3,235	3,112
Total other liabilities	$19,824	$30,703

(1)	Under the terms of a sublease agreement at the Hilton Times Square, sublease rent amounts are currently considered to be property taxes under a payment-in-lieu of taxes (“PILOT”) program, and will be paid beginning in 2020 through 2029. When the PILOT program ends in 2020, the sublease agreement will be modified, rent amounts will be reassessed and the Company will determine if the sublease agreement qualifies as a lease.

9. Leases

Lessee Accounting

The Company has both operating and finance leases for ground, building, office and air leases, maturing in dates ranging from 2028 through 2097, including expected renewal options. Including all renewal options available to the Company, the lease maturity date extends to 2147.

Leases were included on the Company’s consolidated balance sheet as follows (unaudited and in thousands):

September 30,
2019
Finance Lease:
Right-of-use asset, net (buildings and improvements)	$58,799
Accumulated depreciation	(10,780)
Right-of-use asset, net	$48,019

Accounts payable and accrued expenses	$1
Lease obligations, less current portion	15,571
Total lease obligation	$15,572

Remaining lease term	78.3 years
Discount rate	9.0%

Operating Leases:
Right-of-use assets, net	$61,512

Accounts payable and accrued expenses	$4,671
Lease obligations, less current portion	50,905
Total lease obligations	$55,576

Weighted average remaining lease term	24.7 years
Weighted average discount rate	5.4%

The components of lease expense were as follows (unaudited and in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$367	$1,103
Interest on lease obligations (1)	647	1,936
Total finance lease cost	$1,014	$3,039

Operating lease cost (2)	$3,687	10,065
(1)	Interest on lease obligations includes interest expense on the Courtyard by Marriott Los Angeles’s finance lease obligation, which, along with certain of the hotel’s other assets and liabilities, was classified as held for sale as of September 30, 2019 (see Note 4). For the three and nine months ended September 30, 2019, interest expense on the hotel’s finance lease obligation totaled $0.3 million and $0.9 million, respectively.
(2)	Several of the Company’s hotels pay percentage rent, which is calculated on operating revenues above certain thresholds. During the three and nine months ended September 30, 2019, the Company recorded $2.0 million and $4.9 million, respectively, in percentage rent related to its operating leases.

Supplemental cash flow information related to leases was as follows (unaudited and in thousands):

Nine Months Ended
September 30, 2019
Operating cash flows used for operating leases	$5,365

Operating right-of-use assets obtained in exchange for operating lease obligations	$45,677

Future maturities of the Company’s finance and operating lease obligations at September 30, 2019 were as follows (unaudited and in thousands):

	Finance Lease (1)	Operating Lease
Year 1	$1,403	$7,506
Year 2	1,403	7,557
Year 3	1,403	7,608
Year 4	1,403	7,662
Year 5	1,403	7,717
Thereafter	102,751	75,925
Total lease payments	109,766	113,975
Less: interest (2)	(94,194)	(58,399)
Present value of lease obligations	$15,572	$55,576

(1)	Does not include the finance lease obligation at the Courtyard by Marriott Los Angeles, which was classified as held for sale at September 30, 2019 (see Note 4).
(2)	Calculated using the appropriate discount rate for each lease.

Lessor Accounting

During the three and nine months ended September 30, 2019, the Company recognized $2.9 million and $8.3 million, respectively, in lease-related revenue, which is included in other operating revenue on the Company’s unaudited consolidated statement of operations.

10. Stockholders’ Equity

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

Common Stock

In February 2017, the Company entered into separate “At the Market” Agreements (the “ATM Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. In accordance with the terms of the ATM Agreements, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $300.0 million. The Company did not issue any shares of its common stock in connection with the ATM agreements during the three and nine months ended September 30, 2019. During 2017 and 2018, the Company issued a total of 7,467,709 shares of its common stock in connection with the ATM Agreements for gross proceeds of $124.5 million, leaving $175.5 million available for sale under the ATM Agreements. The Company paid a total of $2.3 million in costs during 2017 and 2018 in connection with common stock issued under the ATM Agreements.

In February 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. During the three and nine months ended September 30, 2019, the Company repurchased 3,344,845 and 3,777,309 shares of its common stock, respectively, for $44.3 million and $50.0 million, including fees and commissions, respectively, leaving approximately $250.1 million of remaining authorized capacity under the program. As of September 30, 2019, no shares of the Company’s preferred stock have been repurchased. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

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

The Company’s amortization expense and forfeitures related to restricted shares for the three and nine months ended September 30, 2019 and 2018 were as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense, including forfeitures	$2,146	$2,073	$7,168	$6,938

In addition, the Company capitalizes compensation costs related to restricted shares granted to certain employees whose work is directly related to the Company’s capital investment in its hotels. These capitalized costs totaled $0.1 million during both the three months ended September 30, 2019 and 2018, and $0.3 million during both the nine months ended September 30, 2019 and 2018.

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

Total basic and incentive management fees incurred by the Company during the three and nine months ended September 30, 2019 and 2018 were included in other property-level expenses on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic management fees	$7,767	$7,879	$23,404	$24,225
Incentive management fees	511	1,339	6,041	6,187
Total basic and incentive management fees	$8,278	$9,218	$29,445	$30,412

License and Franchise Agreements

The Company has entered into license and franchise agreements related to certain of its hotel properties. The license and franchise agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Total license and franchise fees incurred by the Company during the three and nine months ended September 30, 2019 and 2018 were included in franchise costs on the Company’s consolidated statements of operations as follows (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Franchise assessments (1)	$6,391	$6,501	$18,005	$19,633
Franchise royalties	2,215	2,666	6,019	7,348
Total franchise costs	$8,606	$9,167	$24,024	$26,981

(1)	Includes advertising, reservation and frequent guest program assessments.

Renovation and Construction Commitments

At September 30, 2019, the Company had various contracts outstanding with third parties in connection with the ongoing renovations of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2019 totaled $53.3 million.

Concentration of Risk

The concentration of the Company’s hotels in California, Florida, the greater Washington DC area, Hawaii, Illinois and Massachusetts exposes the Company’s business to economic and severe weather conditions, competition and real and personal property tax rates unique to these locales.

As of September 30, 2019, 15 of the 20 Hotels were geographically concentrated as follows (unaudited):

			Trailing 12-Month
		Percentage of	Total
	Number of Hotels	Total Rooms	Consolidated Revenue
California	5	30%	33%
Florida	2	9%	10%
Greater Washington DC area	2	13%	11%
Hawaii	1	5%	11%
Illinois	3	11%	7%
Massachusetts	2	14%	15%

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

At September 30, 2019, the Company had $0.4 million of outstanding irrevocable letters of credit to guarantee the Company’s financial obligations related to workers’ compensation insurance programs from prior policy years. The beneficiaries of these letters of credit may draw upon these letters of credit in the event of a contractual default by the Company relating to each respective obligation. No draws have been made through September 30, 2019.

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

13. Subsequent Event

On October 23, 2019, the Company sold the leasehold interest in the Courtyard by Marriott Los Angeles for a gross sale price of $50.0 million.

Cautionary Statement

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies, opinions and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” or similar expressions. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control, and which could materially affect actual results, performances or achievements. Accordingly, there is no assurance that the Company’s expectations will be realized. In evaluating these statements, you should specifically consider the risks outlined in detail in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2019, under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including but not limited to the following factors:

●	general economic and business conditions, including a U.S. recession, changes in the European Union or global economic slowdown, which may diminish the desire for leisure travel or the need for business travel, as well as any type of flu, disease-related pandemic or the adverse effects of climate change, affecting the lodging and travel industry, internationally, nationally and locally;

●	our need to operate as a REIT and comply with other applicable laws and regulations, including new laws, interpretations or court decisions that may change the federal or state tax laws or the federal or state income tax consequences of our qualification as a REIT;

●	rising hotel operating expenses, including the impact of the Patient Protection and Affordable Care Act or its potential replacement, increases in minimum wages, changes in work rules or additional costs incurred from new or renegotiated labor contracts;

●	relationships with, and the requirements and reputation of, our franchisors and hotel brands;

●	relationships with, and the requirements, performance and reputation of, the managers of our hotels;

●	the ground, building or air leases for five of the 21 hotels we have interests in as of September 30, 2019;

●	competition for the acquisition of hotels, and our ability to complete acquisitions and dispositions;

●	performance of hotels after they are acquired;

●	new hotel supply, or alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets, which could harm our occupancy levels and revenue at our hotels;

●	competition from hotels not owned by us;

●	the need for renovations, repositionings and other capital expenditures for our hotels;

●	the impact, including any delays, of renovations and repositionings on hotel operations;

●	changes in our business strategy or acquisition or disposition plans;

●	our level of debt, including secured, unsecured, fixed and variable rate debt;

●	financial and other covenants in our debt and preferred stock;

●	our hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations;

●	volatility in the capital markets and the effect on lodging demand or our ability to obtain capital on favorable terms or at all;

●	potential adverse tax consequences in the event that our operating leases with our taxable REIT subsidiaries are not held to have been made on an arm’s-length basis;

●	system security risks, data protection breaches, cyber-attacks, including those impacting our hotel managers or other third parties, and systems integration issues; and

●	other events beyond our control, including natural disasters, terrorist attacks or civil unrest.

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

Our business is to acquire, own, asset manage and renovate or reposition hotels that we consider to be Long-Term Relevant Real Estate® (or LTRR®) in the United States, specifically hotels in urban and resort locations that benefit from significant barriers to entry by competitors and diverse economic drivers. As part of our ongoing portfolio management strategy, on an opportunistic basis, we may also selectively sell hotel properties that we believe do not meet our criteria of LTRR®. As of September 30, 2019, we had interests in 21 hotels (the “21 Hotels”), including the Courtyard by Marriott Los Angeles which we classified as held for sale and subsequently sold in October 2019, leaving 20 hotels currently held for investment (the “20 Hotels”), which average 530 rooms in size. Of the 20 Hotels, we classify 18 as upper upscale, and one each as upscale and luxury as defined by STR, Inc. All but two (the Boston Park Plaza and the Oceans Edge Resort & Marina) of the 20 Hotels are operated under nationally recognized brands such as Marriott, Hilton and Hyatt, which are among the most respected and widely recognized brands in the lodging industry. Our two unbranded hotels are located in top urban and resort markets that have enabled them to establish awareness with both group and transient customers.

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

2019 Year-To-Date Highlights

As of September 30, 2019, we have repurchased 3,777,309 shares of our common stock for $50.0 million, including fees and commissions, and no shares of our preferred stock. We repurchased an additional 6,627 shares of our common stock in October 2019 for $0.1 million, including fees and commissions, leaving approximately $250.0 million of remaining authorized capacity under our $300.0 million stock repurchase program. Future repurchases will depend on various factors, including our capital needs, as well as the price of our common and preferred stock.

In October 2019, we sold the leasehold interest in the 187-room Courtyard by Marriott Los Angeles for a gross sale price of $50.0 million.

Operating Activities

Revenues. Substantially all of our revenues are derived from the operation of our hotels. Specifically, our revenues consist of the following:

●	Room revenue, which is the product of the number of rooms sold and the average daily room rate, or “ADR,” as defined below;

●	Food and beverage revenue, which is comprised of revenue realized in the hotel food and beverage outlets as well as banquet and catering events; and

●	Other operating revenue, which includes ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, spa, facility fees, entertainment and other guest services. Additionally, this category includes, among other things, attrition and cancellation revenue, tenant revenue derived from hotel space and marina slips leased by third parties and any business interruption proceeds or performance guarantee payments received.

Expenses. Our expenses consist of the following:

●	Room expense, which is primarily driven by occupancy and, therefore, has a significant correlation with room revenue;

●	Food and beverage expense, which is primarily driven by food and beverage sales and banquet and catering bookings and, therefore, has a significant correlation with food and beverage revenue;

●	Other operating expense, which includes the corresponding expense of other operating revenue, advertising and promotion, repairs and maintenance, utilities, and franchise costs;

●	Property tax, ground lease and insurance expense, which includes the expenses associated with property tax, ground lease and insurance payments, each of which is primarily a fixed expense, however property tax is subject to regular revaluations based on the specific tax regulations and practices of each municipality, along with amortization on our operating lease right-of-use assets, general excise tax assessed by Hawaii and city taxes imposed by San Francisco;

●	Other property-level expenses, which includes our property-level general and administrative expenses, such as payroll, benefits and other employee-related expenses, contract and professional fees, credit and collection expenses, employee recruitment, relocation and training expenses, consulting fees, management fees and other expenses;

●	Corporate overhead expense, which includes our corporate-level expenses, such as payroll, benefits and other employee-related expenses, amortization of deferred stock compensation, business acquisition and due diligence expenses, legal expenses, association, contract and professional fees, board of director expenses, entity-level state franchise and minimum taxes, travel expenses, office rent and other customary expenses;

●	Depreciation and amortization expense, which includes depreciation on our hotel buildings, improvements, furniture, fixtures and equipment (“FF&E”), along with amortization on our finance lease right-of-use assets, franchise fees and certain intangibles. Additionally, this category includes depreciation and amortization related to FF&E for our corporate office; and

●	Impairment loss, which includes the charges we have recognized to reduce the carrying values of certain hotels on our balance sheet to their fair values in association with our impairment evaluations.

Other Revenue and Expense. Other revenue and expense consists of the following:

●	Interest and other income, which includes interest we have earned on our restricted and unrestricted cash accounts, as well as any energy or other rebates or property insurance proceeds we have received, miscellaneous income or any gains or losses we have recognized on sales or redemptions of assets other than real estate investments;

●	Interest expense, which includes interest expense incurred on our outstanding fixed and variable rate debt and finance lease obligations, gains or losses on interest rate derivatives, amortization of deferred financing costs, and any loan fees incurred on our debt;

●	Gain on sale of assets, which includes the gains we recognized on our hotel sales that do not qualify as discontinued operations;

●	Income tax benefit (provision), net, which includes federal and state income taxes related to continuing operations charged to the Company net of any refunds received, any adjustments to deferred tax assets, liabilities or valuation allowance, and any adjustments to unrecognized tax positions, along with any related interest and penalties incurred;

●	Income from consolidated joint venture attributable to noncontrolling interest, which includes net income attributable to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront; and

●	Preferred stock dividends, which includes dividends accrued on our Series E Cumulative Redeemable Preferred Stock (“Series E preferred stock”) and our Series F Cumulative Redeemable Preferred Stock (“Series F preferred stock”).

Operating Performance Indicators. The following performance indicators are commonly used in the hotel industry:

●	Occupancy, which is the quotient of total rooms sold divided by total rooms available;

●	Average daily room rate, or ADR, which is the quotient of room revenue divided by total rooms sold;

●	Revenue per available room, or RevPAR, which is the product of occupancy and ADR, and does not include food and beverage revenue, or other operating revenue;

●	Comparable RevPAR, which we define as the RevPAR generated by hotels we owned as of the end of the reporting period, but excluding those hotels that we classified as held for sale, those hotels that are undergoing a material renovation or repositioning and those hotels whose room counts have materially changed during either the current or prior year. For hotels that were not owned for the entirety of the comparison periods, comparable RevPAR is calculated using RevPAR generated during periods of prior ownership. We refer to this subset of our hotels used to calculate comparable RevPAR as our “Comparable Portfolio.” Currently, our Comparable Portfolio is comprised of the 20 Hotels;

●	RevPAR index, which is the quotient of a hotel’s RevPAR divided by the average RevPAR of its competitors, multiplied by 100. A RevPAR index in excess of 100 indicates a hotel is achieving higher RevPAR than the average of its competitors. In addition to absolute RevPAR index, we monitor changes in RevPAR index;

●	EBITDAre, which is net income (loss) excluding: interest expense; benefit or provision for income taxes, including any changes to deferred tax assets, liabilities or valuation allowances and income taxes applicable to the sale of assets; depreciation and amortization; gains or losses on disposition of depreciated property (including gains or losses on change in control); and any impairment write-downs of depreciated property;

●	Adjusted EBITDAre, excluding noncontrolling interest, which is EBITDAre adjusted to exclude: the net income (loss) allocated to a third-party’s 25.0% ownership interest in the joint venture that owns the Hilton San Diego Bayfront, along with the noncontrolling partner’s pro rata share of any EBITDAre components; amortization of deferred stock compensation; amortization of favorable and unfavorable contracts; amortization of right-of-use assets; the cash component of ground lease expense for our finance lease obligations that has been included in interest expense; the impact of any gain or loss from undepreciated asset sales or property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; and any other nonrecurring identified adjustments;

●	Funds from operations (“FFO”) attributable to common stockholders, which is net income (loss), excluding: preferred stock dividends; gains and losses from sales of property; real estate-related depreciation and amortization (excluding amortization of deferred financing costs and right-of-use assets); any real estate-related impairment losses; and the noncontrolling partner’s pro rata share of net income (loss) and any FFO components; and

●	Adjusted FFO attributable to common stockholders, which is FFO attributable to common stockholders adjusted to exclude: amortization of favorable and unfavorable contracts; real estate-related amortization of right-of-use assets; noncash interest on our derivative and finance lease obligations; income tax benefits or provisions associated with any changes to deferred tax assets, liabilities or valuation allowances, the application of net operating loss carryforwards and uncertain tax positions; gains or losses due to property damage from natural disasters; any lawsuit settlement costs; prior year property tax assessments or credits; the write-off of development costs associated with abandoned projects; non-real estate-related impairment losses; the noncontrolling interest’s pro rata share of any Adjusted FFO components; and any other nonrecurring identified adjustments.

Factors Affecting Our Operating Results. The primary factors affecting our operating results include overall demand for hotel rooms, the pace of new hotel development, or supply, and the relative performance of our operators in increasing revenue and controlling hotel operating expenses.

●	Demand. The demand for lodging generally fluctuates with the overall economy. In 2018, Comparable Portfolio RevPAR, which was impacted by renovations at the Hyatt Regency San Francisco, the JW Marriott New Orleans, the Marriott Boston Long Wharf and the Renaissance Los Angeles Airport (the “Four 2018 Renovation Hotels”), increased 2.9% as compared to 2017, with a 30 basis point decrease in occupancy. Our third quarter and year-to-date 2019 Comparable Portfolio RevPAR, which were impacted by renovations at the Hilton San Diego Bayfront, the Hyatt Regency San Francisco, the Oceans Edge Resort & Marina and the Renaissance Harborplace (the “Four 2019 Renovation Hotels”), increased 0.9% and 2.3%, respectively, as compared to the same periods in 2018. Occupancy decreased 20 basis points during the third quarter of 2019 as compared to the same period in 2018, and remained constant at 84.1% for both the nine months ended September 30, 2019 and 2018.

●	Supply. The addition of new competitive hotels affects the ability of existing hotels to absorb demand for lodging and, therefore, impacts the ability to drive RevPAR and profits. The development of new hotels is largely driven by construction costs and expected performance of existing hotels. In aggregate, we expect the U.S. hotel supply to increase

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

With respect to improving RevPAR index, we continually work with our hotel operators to optimize revenue management initiatives while taking into consideration market demand trends and the pricing strategies of competitor hotels in our markets. We also develop capital investment programs designed to ensure each of our hotels is well renovated and positioned to appeal to groups and individual travelers fitting target guest profiles. Increased capital investment in our properties may lead to short-term revenue disruption and negatively impact RevPAR index. Our revenue management initiatives are generally oriented towards maximizing ADR even if the result may be lower occupancy than may be achieved through lower ADR. Increases in RevPAR attributable to increases in ADR may be accompanied by minimal additional expenses, while increases in RevPAR attributable to higher occupancy may result in higher variable expenses such as housekeeping, guest supplies, labor and utilities expense. Our Comparable Portfolio RevPAR index increased 310 basis points during the first nine months of 2019 as compared to the same period in 2018. The increase in our Comparable Portfolio RevPAR index was primarily due to increases in the RevPAR index at the Wailea Beach Resort post-repositioning, the Marriott Portland, which added new contract crew business this year, allowing the hotel to charge higher transient rates than its competitor hotels, the Hilton Times Square, which benefited from the temporary closure of a nearby Hilton hotel, and at the Four 2018 Renovation Hotels. These increases were partially offset by decreases in the RevPAR index at two of the Four 2019 Renovation Hotels and at the Hilton Garden Inn Chicago Downtown/Magnificent Mile due to a weak market and to the hotel’s high exposure to Chicago’s volatile transient market.

We continue to work with our operators to identify operational efficiencies designed to reduce expenses and our impact on the environment while minimally affecting guest experience and hotel employee satisfaction. Key asset management initiatives include working with our operators to optimize hotel staffing levels (albeit ultimate staffing levels are determined by our operators), increasing the efficiency of the hotels, such as installing energy efficient management and inventory control systems, and selectively combining certain food and beverage outlets. Our operators may have difficulty implementing certain operational efficiency initiatives and success levels may vary, as most categories of variable operating expenses, such as utilities and housekeeping labor costs, fluctuate with changes in occupancy. Furthermore, our hotels operate with significant fixed costs, such as general and administrative expense, insurance, property taxes, and other expenses associated with owning hotels, over which our operators have little control. Our operators have experienced, either currently or in the past, increases in hourly wages, employee benefits, utility costs and property insurance, which have negatively affected our operating margins. Moreover, our operators are limited in their ability to reduce expenses without affecting brand standards or the competitiveness of our hotels.

Operating Results. The following table presents our unaudited operating results for our total portfolio for the three months ended September 30, 2019 and 2018, including the amount and percentage change in the results between the two periods.

	Three Months Ended September 30,
	2019	2018	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$200,242	$207,657	$(7,415)	(3.6)%
Food and beverage	61,366	63,911	(2,545)	(4.0)%
Other operating	20,031	17,740	2,291	12.9%
Total revenues	281,639	289,308	(7,669)	(2.7)%
OPERATING EXPENSES
Hotel operating	163,465	166,121	(2,656)	(1.6)%
Other property-level expenses	30,913	31,580	(667)	(2.1)%
Corporate overhead	7,395	7,360	35	0.5%
Depreciation and amortization	37,573	36,159	1,414	3.9%
Total operating expenses	239,346	241,220	(1,874)	(0.8)%
Interest and other income	3,762	2,592	1,170	45.1%
Interest expense	(13,259)	(11,549)	(1,710)	(14.8)%
Gain on sale of assets	—	53,128	(53,128)	(100.0)%
Income before income taxes	32,796	92,259	(59,463)	(64.5)%
Income tax benefit (provision), net	749	(673)	1,422	211.3%
NET INCOME	33,545	91,586	(58,041)	(63.4)%
Income from consolidated joint venture attributable to noncontrolling interest	(2,508)	(2,376)	(132)	(5.6)%
Preferred stock dividends	(3,208)	(3,208)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,829	$86,002	$(58,173)	(67.6)%

The following table presents our unaudited operating results for our total portfolio for the nine months ended September 30, 2019 and 2018, including the amount and percentage change in the results between the two periods.

	Nine Months Ended September 30,
	2019	2018	Change $	Change %
	(in thousands, except statistical data)
REVENUES
Room	$580,835	$608,237	$(27,402)	(4.5)%
Food and beverage	206,183	217,469	(11,286)	(5.2)%
Other operating	55,197	52,495	2,702	5.1%
Total revenues	842,215	878,201	(35,986)	(4.1)%
OPERATING EXPENSES
Hotel operating	484,876	507,181	(22,305)	(4.4)%
Other property-level expenses	97,768	101,005	(3,237)	(3.2)%
Corporate overhead	22,989	22,056	933	4.2%
Depreciation and amortization	110,484	110,181	303	0.3%
Impairment loss	—	1,394	(1,394)	(100.0)%
Total operating expenses	716,117	741,817	(25,700)	(3.5)%
Interest and other income	13,497	7,049	6,448	91.5%
Interest expense	(43,401)	(31,609)	(11,792)	(37.3)%
Gain on sale of assets	—	68,787	(68,787)	(100.0)%
Income before income taxes	96,194	180,611	(84,417)	(46.7)%
Income tax benefit, net	1,185	692	493	71.2%
NET INCOME	97,379	181,303	(83,924)	(46.3)%
Income from consolidated joint venture attributable to noncontrolling interest	(6,062)	(7,189)	1,127	15.7%
Preferred stock dividends	(9,622)	(9,622)	—	—%
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$81,695	$164,492	$(82,797)	(50.3)%

Operating Statistics. The following table includes comparisons of the key operating metrics for both our 21 hotel actual portfolio and our 20 hotel Comparable Portfolio.

	Three Months Ended September 30,
	2019			2018			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Actual Portfolio	86.4%	$233.72	$201.93	86.6%	$231.19	$200.21	(20)	bps	1.1%	0.9%
Comparable Portfolio	86.2%	$235.00	$202.57	86.4%	$232.33	$200.73	(20)	bps	1.1%	0.9%

	Nine Months Ended September 30,
	2019			2018			Change
	Occ%	ADR	RevPAR	Occ%	ADR	RevPAR	Occ%		ADR	RevPAR
Actual Portfolio	84.3%	$234.00	$197.26	84.3%	$228.84	$192.91	—	bps	2.3%	2.3%
Comparable Portfolio	84.1%	$235.40	$197.97	84.1%	$230.08	$193.50	—	bps	2.3%	2.3%

Summary of Operating Results. The year-over-year comparability of our operations is affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. We sold six hotels in 2018 (the “Six Sold Hotels”): two hotels in the first quarter of 2018; one hotel in the third quarter of 2018; and three hotels in the fourth quarter of 2018. In addition, renovations at the Four 2019 Renovation Hotels negatively impacted our operating results during both the three and nine months ended September 30, 2019, and the Four 2018 Renovation Hotels negatively impacted our operating results during the same periods in 2018.

Room revenue. Room revenue decreased $7.4 million, or 3.6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The sale of four hotels during the third and fourth quarters of 2018 (the “Four Sold Hotels”) caused room revenue to decrease by $9.1 million in the third quarter of 2019 as compared to the same period in 2018.

Room revenue generated by the 21 Hotels increased $1.7 million during the third quarter of 2019 as compared to the same period in 2018, due to a $2.2 million increase in ADR partially offset by a $0.5 million decrease due to occupancy. The overall increase in ADR was primarily driven by changes in the average daily rate at the following hotels:

ADR
Increases	Decreases
Boston hotels	Chicago hotels
New Orleans hotels	Hyatt Regency San Francisco
Wailea Beach Resort	Oceans Edge Resort & Marina

The decrease in the 21 Hotels’ occupancy during the third quarter of 2019 as compared to the same period in 2018 was caused by 11,643 fewer group room nights, partially offset by 9,515 additional transient room nights. The overall changes in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Hilton San Diego Bayfront	Boston Park Plaza
JW Marriott New Orleans	Embassy Suites Chicago
Renaissance Washington DC	Hilton Garden Inn Chicago Downtown/Magnificent Mile
Hyatt Regency San Francisco
Renaissance Harborplace
Renaissance Los Angeles Airport
Renaissance Westchester
Wailea Beach Resort

Transient Room Nights
Increases	Decreases
Boston Park Plaza	Hilton San Diego Bayfront
Hyatt Regency San Francisco	Oceans Edge Resort & Marina
JW Marriott New Orleans	Renaissance Orlando at SeaWorld®
Renaissance Washington DC
Wailea Beach Resort

For the nine months ended September 30, 2019, room revenue decreased $27.4 million, or 4.5%, as compared to the nine months ended September 30, 2018.

The Six Sold Hotels caused room revenue to decrease by $40.6 million in the first nine months of 2019 as compared to the same period in 2018.

Room revenue generated by the 21 Hotels increased $13.2 million during the first nine months of 2019 as compared to the same period in 2018, due to a $12.8 million increase in ADR combined with a $0.4 million increase due to occupancy. The overall increase in ADR was primarily driven by changes in the average daily rate at the following hotels:

ADR
Increases	Decreases
Hyatt Regency San Francisco	Chicago hotels
Renaissance Long Beach
Wailea Beach Resort

The increase in the 21 Hotels’ occupancy during the first nine months of 2019 as compared to the same period in 2018 was caused by 14,931 additional transient room nights, mostly offset by 13,446 fewer group room nights. The overall changes in room nights occurred primarily at the following hotels:

Group Room Nights
Increases	Decreases
Boston hotels	Chicago hotels
JW Marriott New Orleans	Hilton San Diego Bayfront
Renaissance Harborplace
Renaissance Los Angeles Airport
Renaissance Westchester

Transient Room Nights
Increases	Decreases
Boston hotels	Hilton San Diego Bayfront
JW Marriott New Orleans	Oceans Edge Resort & Marina
Renaissance Los Angeles Airport	Renaissance Harborplace
Renaissance Orlando at SeaWorld®

Room revenue generated by the 21 Hotels was negatively impacted during the first nine months of 2019 as compared to the same period in 2018 by the Four 2019 Renovation Hotels, where a combined total of 19,678 room nights were out of service, displacing approximately $4.7 million in room revenue based on the hotels achieving a combined potential 79.1% occupancy rate and RevPAR of $195.63 without the renovations.

Food and beverage revenue. Food and beverage revenue decreased $2.5 million, or 4.0%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Four Sold Hotels caused food and beverage revenue to decrease by $2.9 million in the third quarter of 2019 as compared to the same period in 2018.

Food and beverage revenue generated by the 21 Hotels increased $0.4 million during the third quarter of 2019 as compared to the same period in 2018 primarily due to changes in both banquet and event technology revenue and outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston Park Plaza	Hilton Garden Inn Chicago Downtown/Magnificent Mile
Renaissance Long Beach	Hyatt Regency San Francisco
Renaissance Washington DC	Renaissance Harborplace
Renaissance Los Angeles Airport
Renaissance Westchester
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Boston Park Plaza	Hyatt Regency San Francisco
Hilton San Diego Bayfront	Renaissance Harborplace
Wailea Beach Resort	Renaissance Orlando at SeaWorld®
Renaissance Washington DC

For the nine months ended September 30, 2019, food and beverage revenue decreased $11.3 million, or 5.2%, as compared to the nine months ended September 30, 2018.

The Six Sold Hotels caused food and beverage revenue to decrease by $17.1 million in the first nine months of 2019 as compared to the same period in 2018.

Food and beverage revenue generated by the 21 Hotels increased $5.8 million during the first nine months of 2019 as compared to the same period in 2018 primarily due to changes in both banquet and event technology revenue and outlet revenue at the following hotels:

Banquet and Event Technology Revenue
Increases	Decreases
Boston hotels	Chicago hotels
JW Marriott New Orleans	Hilton San Diego Bayfront
Renaissance Harborplace	Hyatt Regency San Francisco
Renaissance Long Beach	Renaissance Los Angeles Airport
Renaissance Orlando at SeaWorld®	Renaissance Westchester
Renaissance Washington DC
Wailea Beach Resort

Outlet Revenue
Increases	Decreases
Boston hotels	Hyatt Regency San Francisco
Hilton San Diego Bayfront	Renaissance Harborplace
Oceans Edge Resort & Marina	Renaissance Orlando at SeaWorld®
Renaissance Los Angeles Airport
Wailea Beach Resort

Other operating revenue. Other operating revenue increased $2.3 million, or 12.9%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Other operating revenue generated by the 21 Hotels increased $2.7 million during the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to increased facility fees, marina and watersports revenue, cancellation and attrition revenue, retail revenue, parking revenue, tenant lease revenue, commission revenue, and other miscellaneous revenues.

The Four Sold Hotels caused other operating revenue to decrease by $0.4 million in the third quarter of 2019 as compared to the same period in 2018.

For the nine months ended September 30, 2019, other operating revenue increased $2.7 million, or 5.1%, as compared to the nine months ended September 30, 2018.

Other operating revenue generated by the 21 Hotels increased $5.7 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to increased facility fees, tenant lease revenue, marina and watersports revenue, commission revenue, cancellation and attrition revenue, retail revenue and parking revenue. These increases were partially offset as we recognized $0.8 million in business interruption proceeds related to Hurricane Irma at the Oceans Edge Resort & Marina during the first quarter of 2018, with no corresponding revenue recognized during the first nine months of 2019.

The Six Sold Hotels caused other operating revenue to decrease by $3.0 million in the first nine months of 2019 as compared to the same period in 2018.

Hotel operating expenses. Hotel operating expenses, which are comprised of room, food and beverage, advertising and promotion, repairs and maintenance, utilities, franchise costs, property tax, ground lease and insurance, and other hotel operating expenses decreased $2.7 million, or 1.6%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Four Sold Hotels caused hotel operating expenses to decrease by $9.0 million in the third quarter of 2019 as compared to the same period in 2018.

Hotel operating expenses generated by the 21 Hotels increased $6.3 million during the three months ended September 30, 2019 as compared to the same period in 2018. This increase is primarily related to the corresponding increases in room revenue, food and beverage revenue and other operating revenue. In addition, hotel operating expenses increased in the third quarter of 2019 as compared to the same period in 2018 due to the following increased expenses: advertising and promotion due to increased payroll and related expenses in this department, as well as increased general advertising expenses; repairs and maintenance due to increased payroll and related expenses in this department, as well as increased building repairs; franchise costs due to the increase in revenue; property and liability insurance due to increased rates; property taxes due to increased rates and assessments received at several of our hotels; taxes at the Hyatt Regency San Francisco due to new taxes imposed by the city; and Hawaii general excise tax due to higher revenue at the Wailea Beach Resort. These increases in other operating expenses were partially offset by decreased utilities expense.

For the nine months ended September 30, 2019, hotel operating expenses decreased $22.3 million, or 4.4%, as compared to the nine months ended September 30, 2018.

The Six Sold Hotels caused hotel operating expenses to decrease by $38.9 million in the first nine months of 2019 as compared to the same period in 2018.

Hotel operating expenses generated by the 21 Hotels increased $16.6 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to the same reasons noted above in the discussion regarding the third quarter. Slightly offsetting these increases, the following expenses decreased: franchise costs primarily due to decreased revenue at our Chicago hotels; rent expense at the Renaissance Washington DC due to our May 2018 purchase of the exclusive perpetual rights to a small portion of the hotel’s meeting space, restaurant and fitness center that were previously leased; and ground lease expense at the Hilton San Diego Bayfront due to decreased percentage rent and at the JW Marriott New Orleans due to our purchase of the land underlying the hotel in July 2018.

Other property-level expenses. Other property-level expenses decreased $0.7 million, or 2.1%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The Four Sold Hotels caused other property-level expenses to decrease by $1.9 million in the third quarter of 2019 as compared to the same period in 2018.

Other property-level expenses generated by the 21 Hotels increased $1.3 million in the third quarter of 2019 as compared to the same period in 2018, primarily due to increased computer hardware and software expenses, credit and collection expenses, basic management fees and contract and professional fees. These increases were partially offset by decreased incentive management fees, employee relocation expenses and supply expenses.

For the nine months ended September 30, 2019, other property-level expenses decreased $3.2 million, or 3.2%, as compared to the nine months ended September 30, 2018.

The Six Sold Hotels caused other property-level expenses to decrease by $9.1 million in the first nine months of 2019 as compared to the same period in 2018.

Other property-level expenses generated by the 21 Hotels increased $5.9 million in the first nine months of 2019 as compared to the same period in 2018, primarily due to increased computer hardware and software expenses, basic and incentive management fees, payroll and related expenses, credit and collection expenses, legal fees and contract and professional fees. These increases were partially offset by decreased supply expenses.

Corporate overhead expense. Corporate overhead expense increased $35,000, or 0.5%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as increased payroll and related expenses and deferred stock compensation were mostly offset by decreased office rent expenses and contract and professional fees.

Corporate overhead expense increased $0.9 million, or 4.2%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased payroll and related expenses, deferred stock compensation, investor relations and legal fees. These increases to corporate overhead expense were partially offset by decreased contract and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.4 million, or 3.9%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Depreciation and amortization expense generated by the 21 Hotels increased $2.5 million in the third quarter of 2019 as compared to the same period in 2018, due to increased depreciation and amortization at our newly renovated hotels and corporate office space. These increases were partially offset by decreases in the amortization of intangible assets, consisting of advanced deposits related to our purchase of the Wailea Beach Resort, which were fully amortized in July 2018, as well as by assets at our hotels being fully depreciated.

The Four Sold Hotels caused depreciation and amortization to decrease by $1.1 million in the third quarter of 2019 as compared to the same period in 2018.

For the nine months ended September 30, 2019, depreciation and amortization expense increased $0.3 million, or 0.3%, as compared to the nine months ended September 30, 2018.

Depreciation and amortization expense generated by the 21 Hotels increased $5.6 million in the first nine months of 2019 as compared to the same period in 2018, primarily due to the same reasons noted above in the discussion regarding the third quarter. These increases to depreciation and amortization expense were further offset by decreases in the amortization of intangible assets, consisting of advanced deposits related to our purchase of the Boston Park Plaza, which were fully amortized in June 2018.

The Six Sold Hotels caused depreciation and amortization to decrease by $5.3 million in the first nine months of 2019 as compared to the same period in 2018.

Impairment loss. Impairment loss was zero for both the three and nine months ended September 30, 2019, and zero and $1.4 million for the three and nine months ended September 30, 2018, respectively. During the second quarter of 2018, we recorded an impairment loss of $1.4 million on two hotels that we subsequently sold in October 2018.

Interest and other income. Interest and other income increased $1.2 million, or 45.1%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to higher interest rates. During the third quarter of 2019, we recognized $3.6 million in interest income and $0.1 million in energy rebates due to energy efficient renovations at our hotels. During the third quarter of 2018, we recognized $2.6 million in interest and miscellaneous income.

For the nine months ended September 30, 2019, interest and other income increased $6.4 million, or 91.5%, as compared to the nine months ended September 30, 2018, primarily due to higher interest rates. During the first nine months of 2019, we recognized $11.1 million in interest income, $1.0 million related to an area of protection agreement with Hyatt Corporation for the Hyatt Regency San Francisco, $0.9 million related to a contingency funding payment received from the prior owner of one of our hotels, $0.2 million in energy rebates and $0.3 million in vendor rebates and other miscellaneous income. During the first nine months of 2018, we recognized $5.8 million in interest and miscellaneous income, along with $1.1 million in insurance proceeds for hurricane-related property damage at two hotels we subsequently sold in October 2018 and $0.1 million in energy rebates.

Interest expense. We incurred interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense on debt and finance lease obligations	$11,406	$11,619	$34,399	$34,364
Noncash interest on derivatives and finance lease obligations, net	1,155	(818)	6,908	(4,995)
Amortization of deferred financing costs	698	748	2,094	2,240
Total interest expense	$13,259	$11,549	$43,401	$31,609

Interest expense increased $1.7 million, or 14.8%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and increased $11.8 million, or 37.3%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The increase in interest expense for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 is primarily due to the noncash changes in the fair market values of our derivatives, which caused interest expense to increase $2.0 million and $11.9 million, respectively.

Excluding the noncash impact from changes in the fair market values of our derivatives, interest expense would have decreased $0.3 million and $0.1 million in the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018, due to lower debt balances and lower deferred financing costs resulting from monthly amortization, and lower interest expense on our term loans, which we amended and repriced in October 2018. These decreases were partially offset by higher interest on our variable rate debt during both the third quarter and first nine months of 2019 as compared to the same periods in 2018.

Our weighted average interest rate per annum, including our variable rate debt obligation, was approximately 4.2% at both September 30, 2019 and 2018. Approximately 77.5% and 77.7% of our outstanding notes payable had fixed interest rates at September 30, 2019 and 2018, respectively.

Gain on sale of assets. Gain on sale of assets totaled zero for both the three and nine months ended September 30, 2019, and $53.1 million and $68.8 million for the three and nine months ended September 30, 2018, respectively. During the first nine months of

2018, we recognized a $53.1 million net gain on the July 2018 sale of the Hyatt Regency Newport Beach, and a $15.7 million net gain on the January 2018 sale of the Marriott Philadelphia and the Marriott Quincy.

Income tax benefit (provision), net. Income tax benefit (provision), net was incurred as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current	$1,139	$46	$939	$(408)
Deferred	(390)	(719)	246	1,100
Total income tax benefit (provision), net	$749	$(673)	$1,185	$692

We lease our hotels to the TRS Lessee and its subsidiaries, which are subject to federal and state income taxes. In addition, we and the Operating Partnership may also be subject to various state and local income taxes.

During the third quarter and first nine months of 2019, we recognized a current net income tax benefit of $1.1 million and $0.9 million, respectively, which includes combined current federal and state income tax expense based on 2019 projected taxable income, net of tax credits available under the Tax Cuts & Jobs Act of 2017 and operating loss carryforwards for our taxable entities. During the third quarter and first nine months of 2019, we also recognized a deferred income tax provision of $0.4 million and a deferred income tax benefit of $0.2 million, respectively, related to adjustments to our deferred tax assets, net. Our earnings are seasonal, resulting in quarterly fluctuations in our taxable income. We anticipate our deferred tax assets will continue to fluctuate during 2019 as our earnings increase based on the historical seasonal earnings pattern of our hotels.

During the third quarter of 2018, we slightly reduced our combined federal and state current income tax expense based on 2018 projected taxable income net of operating loss carryforwards for our taxable entities, resulting in $0.4 million of expense recognized during the nine months ended September 30, 2018. In addition, during the three and nine months ended September 30, 2018, we recognized a deferred income tax provision of $0.7 million and a deferred income tax benefit of $1.1 million, respectively, related to adjustments to our deferred tax assets, net.

Income from consolidated joint venture attributable to noncontrolling interest. Income from consolidated joint venture attributable to noncontrolling interest, which represents the outside 25.0% interest in the entity that owns the Hilton San Diego Bayfront, totaled $2.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Preferred stock dividends. Preferred stock dividends were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series E preferred stock	$1,998	$1,998	5,994	5,994
Series F preferred stock	1,210	1,210	3,628	3,628
Total preferred stock dividends	$3,208	$3,208	$9,622	$9,622

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

The following table reconciles our unaudited net income to EBITDAre and Adjusted EBITDAre, excluding noncontrolling interest for our total portfolio for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$33,545	$91,586	$97,379	$181,303
Operations held for investment:
Depreciation and amortization	37,573	36,159	110,484	110,181
Interest expense	13,259	11,549	43,401	31,609
Income tax (benefit) provision, net	(749)	673	(1,185)	(692)
Gain on sale of assets	—	(53,077)	—	(68,740)
Impairment loss	—	—	—	1,394
EBITDAre	83,628	86,890	250,079	255,055

Operations held for investment:
Amortization of deferred stock compensation	2,146	2,073	7,168	6,938
Amortization of favorable and unfavorable contracts, net	—	(2)	—	3
Amortization of right-of-use assets (1)	(253)	(385)	(523)	(832)
Finance lease obligation interest — cash ground rent	(589)	(590)	(1,768)	(1,768)
Hurricane-related uninsured losses (insurance proceeds), net	—	25	—	(990)
Prior year property tax adjustments, net	(9)	—	289	117
Prior owner contingency funding	—	—	(900)	—
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,508)	(2,376)	(6,062)	(7,189)
Depreciation and amortization	(793)	(637)	(2,072)	(1,915)
Interest expense	(532)	(513)	(1,650)	(1,437)
Amortization of right-of-use asset (1)	72	72	217	217
	(2,466)	(2,333)	(5,301)	(6,856)
Adjusted EBITDAre, excluding noncontrolling interest	$81,162	$84,557	$244,778	$248,199

(1)	Amounts originally reported for the three and nine months ended September 30, 2018 for amortization of lease intangibles and noncash ground rent have been reclassified to amortization of right-of-use assets to conform to the current year’s reporting.

Adjusted EBITDAre, excluding noncontrolling interest was $81.2 million and $84.6 million for the three months ended September 30, 2019 and 2018, respectively, and $244.8 million and $248.2 million for the nine months ended September 30, 2019 and 2018, respectively. The sale of the Four Sold Hotels and the Six Sold Hotels caused Adjusted EBITDAre, excluding noncontrolling interest to decrease by $1.5 million and $12.5 million during the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018.

Excluding the impact of these hotel sales, Adjusted EBITDAre, excluding noncontrolling interest would have decreased $1.9 million and increased $9.0 million for the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018. Adjusted EBITDAre, excluding noncontrolling interest decreased during the third quarter of 2019 as compared to the same period in 2018 due to decreased EBITDAre generated by the Hyatt Regency San Francisco, the Chicago hotels, the Renaissance Orlando at SeaWorld®, the Hilton Times Square, the Oceans Edge Resort & Marina and the Renaissance Harborplace, partially offset by increased EBITDAre generated by the Wailea Beach Resort, the Hilton San Diego Bayfront, the JW Marriott New Orleans and the Boston hotels, combined with an increase in interest and other income.

Adjusted EBITDAre, excluding noncontrolling interest increased during the first nine months of 2019 as compared to the same period in 2018 primarily due to additional EBITDAre generated by the Wailea Beach Resort, the JW Marriott New Orleans, the

Boston hotels and the Renaissance Long Beach, combined with an increase in interest and other income. These increases were partially offset by decreased EBITDAre generated by the Hilton San Diego Bayfront, the Hilton Times Square, the Chicago hotels, the Oceans Edge Resort & Marina and the Renaissance Harborplace.

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

The following table reconciles our unaudited net income to FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for our total portfolio for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$33,545	$91,586	$97,379	$181,303
Preferred stock dividends	(3,208)	(3,208)	(9,622)	(9,622)
Operations held for investment:
Real estate depreciation and amortization (1)	36,951	35,603	108,621	108,707
Gain on sale of assets	—	(53,077)	—	(68,740)
Impairment loss	—	—	—	1,394
Noncontrolling interest:
Income from consolidated joint venture attributable to noncontrolling interest	(2,508)	(2,376)	(6,062)	(7,189)
Real estate depreciation and amortization	(793)	(637)	(2,072)	(1,915)
FFO attributable to common stockholders	63,987	67,891	188,244	203,938

Operations held for investment:
Amortization of favorable and unfavorable contracts, net	—	(2)	—	3
Real estate amortization of right-of-use assets (1)	146	(18)	443	268
Noncash interest on derivatives and finance lease obligations, net	1,155	(818)	6,908	(4,995)
Hurricane-related uninsured losses (insurance proceeds), net	—	25	—	(990)
Prior year property tax adjustments, net	(9)	—	289	117
Prior owner contingency funding	—	—	(900)	—
Noncash income tax provision (benefit), net	390	719	(246)	(1,100)
Noncontrolling interest:
Real estate amortization of right-of-use asset (1)	72	72	217	217
Noncash interest on derivative, net	—	—	—	(1)
	1,754	(22)	6,711	(6,481)
Adjusted FFO attributable to common stockholders	$65,741	$67,869	$194,955	$197,457

(1)	Amounts originally reported for the three and nine months ended September 30, 2018 for real estate depreciation and amortization related to finance leases, amortization of lease intangibles and noncash ground rent have been reclassified to real estate amortization of right-of-use assets to conform to the current year’s reporting.

Adjusted FFO attributable to common stockholders was $65.7 million and $67.9 million for the three months ended September 30, 2019 and 2018, respectively, and $195.0 million and $197.5 million for the nine months ended September 30, 2019 and 2018, respectively. The sale of the Four Sold Hotels and the Six Sold Hotels caused Adjusted FFO attributable to common stockholders to decrease by $1.5 million and $12.5 million during the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018.

Excluding the impact of these hotel sales, Adjusted FFO attributable to common stockholders would have decreased $0.7 million and increased $10.0 million for the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018, primarily due to the same reasons noted in the discussion above regarding Adjusted EBITDAre, excluding noncontrolling interest. In addition, Adjusted FFO attributable to common stockholders increased during the third quarter and first nine months of 2019 as compared to the same periods in 2018 due to a decrease in current income tax expense.

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

Operating activities. Our net cash provided by or used in operating activities fluctuates primarily as a result of changes in hotel revenue and the operating cash flow of our hotels. Our net cash provided by or used in operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. Net cash provided by operating activities was $210.6 million and $219.5 million for the nine months ended September 30, 2019 and 2018, respectively. The net decrease to cash provided by operating activities during the first nine months of 2019 as compared to the same period in 2018 was primarily due to the sale of the Six Sold Hotels and renovation-related disruption at the Four 2019 Renovation Hotels, partially offset by increased operating cash generated by the 21 Hotels, including the Four 2018 Renovation Hotels, combined with increased interest and other income.

Investing activities. Our net cash provided by or used in investing activities fluctuates primarily as a result of acquisitions, dispositions and renovations of hotels and other assets. Net cash used in or provided by investing activities during the first nine months of 2019 as compared to the first nine months of 2018 was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Proceeds from sales of assets	$—	$231,083
Disposition deposit	—	3,000
Proceeds from property insurance	—	1,100
Acquisitions of hotel property and other assets	(193)	(15,147)
Acquisitions of intangible assets	—	(18,516)
Renovations and additions to hotel properties and other assets	(75,277)	(125,854)
Net cash (used in) provided by investing activities	$(75,470)	$75,666

During the first nine months of 2019, we paid $0.2 million to purchase an additional wet boat slip at the Oceans Edge Resort & Marina and invested $75.3 million for renovations and additions to our portfolio and other assets.

During the first nine months of 2018, we received proceeds of $231.1 million from our sales of the Marriott Philadelphia, the Marriott Quincy, and the Hyatt Regency Newport Beach, as well as from sales of surplus FF&E at our hotels. In addition, the buyer of the Houston hotels, which were sold in October 2018, provided a cash deposit of $3.0 million, which was held in escrow as earnest money as of September 30, 2018. During the first nine months of 2018, we also received $1.1 million in insurance proceeds for hurricane-related property damage at our Houston hotels. These cash inflows were partially offset as we paid $15.1 million to acquire the land underlying the JW Marriott New Orleans and a total of $18.5 million for acquisitions of intangible assets, including $18.4 million to purchase the exclusive perpetual rights to certain space at the Renaissance Washington DC and $0.1 million to purchase three additional dry boat slips at the Oceans Edge Resort & Marina, and invested $125.9 million for renovations and additions to our portfolio and other assets.

Financing activities. Our net cash provided by or used in financing activities fluctuates primarily as a result of our distributions paid, issuance and repurchase of common stock, issuance and repayment of notes payable, and our issuance and redemption of other forms of capital, including preferred equity. Net cash used in financing activities during the first nine months of 2019 as compared to the first nine months of 2018 was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Proceeds from common stock offerings	$—	$45,125
Payment of common stock offering costs	—	(784)
Repurchases of outstanding common stock	(50,000)	—
Repurchase of common stock for employee withholding obligations	(4,435)	(4,232)
Payments on notes payable	(5,770)	(5,486)
Payments of deferred financing costs	—	(5)
Dividends and distributions paid	(155,715)	(163,002)
Distributions to noncontrolling interest	(5,363)	(6,644)
Net cash used in financing activities	$(221,283)	$(135,028)

During the first nine months of 2019, we paid the following: $50.0 million to repurchase 3,777,309 shares of our outstanding common stock; $4.4 million to repurchase common shares to satisfy the tax obligations in connection with the vesting of restricted common shares issued to employees; $5.8 million in principal payments on our notes payable; $155.7 million in dividends and distributions to our common and preferred stockholders; and $5.4 million in distributions to the noncontrolling interest in the Hilton San Diego Bayfront.

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

Future. We expect our primary uses of cash to be for operating expenses, capital investments in our hotels, repayment of principal on our notes payable and possibly our credit facility, interest expense, dividends and distributions on our common and preferred stock, potential purchases of debt or other securities in other hotels, and acquisitions of hotels or interests in hotels, including possibly hotel portfolios. We may also repurchase shares of our common and/or preferred stock pursuant to the February 2017 stock repurchase program authorized by our board of directors. Under the terms of the program, we are authorized to repurchase up to an aggregate of $300.0 million of our common and preferred stock. Through September 30, 2019, we have repurchased 3,777,309 shares of our common stock for a total purchase price of $50.0 million, including fees and commissions. We repurchased an additional 6,627 shares of our common stock in October 2019 for $0.1 million, including fees and commissions, leaving approximately $250.0 million of remaining authorized capacity under the program. Future repurchases will depend on various factors, including our capital needs, as well as the price of our common and preferred stock.

We expect our primary sources of cash will continue to be our operating activities, working capital, notes payable and our credit facility, dispositions of hotel properties, and proceeds from public and private offerings of debt securities and common and preferred stock. Our financial objectives include the maintenance of our credit ratios, appropriate levels of liquidity and continued balance sheet strength. Consistent with maintaining our low leverage and balance sheet strength, in the near-term, we expect to fund future acquisitions, if any, largely through cash on hand, appropriate amounts of newly-issued debt, the issuance of common or preferred equity, provided that our stock price is at an attractive level, or by proceeds received from sales of existing assets in order to selectively grow the quality and scale of our portfolio. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility, including under the ATM Agreements we entered into in February 2017. Under the terms of the ATM Agreements, we may issue and sell from time to time through or to the managers, as sales agents and/or principals, shares of our common stock having an aggregate offering amount of up to $300.0 million. Through September 30, 2019, we have received $122.3 million in net proceeds from the issuance of 7,467,709 shares of our common stock in connection with the ATM Agreements, leaving $175.5 million available for sale under the ATM Agreements. However, when needed, the capital markets may not be available to us on favorable terms or at all.

Cash Balance. As of September 30, 2019, our unrestricted cash balance was $730.0 million. By minimizing our need to access external capital by maintaining higher than typical cash balances, our financial security and flexibility are meaningfully enhanced because we are able to fund our business needs (including payment of cash distributions on our common stock, if declared) and near-term debt maturities with our cash on hand. Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans decline. During the second quarter of 2019, these provisions were triggered for the loan secured by the Hilton Times Square, and, as of September 30, 2019, $0.7 million in excess cash generated by the hotel was held in a lockbox account for the benefit of the lender and included in restricted cash on our consolidated balance sheet.

Debt. As of September 30, 2019, we had $977.1 million of consolidated debt, $776.2 million of cash and cash equivalents, including restricted cash, and total assets of $3.9 billion. We believe that by controlling debt levels, staggering maturity dates and maintaining a highly flexible capital structure, we will have lower capital costs than more highly leveraged companies, or companies with limited flexibility due to restrictive corporate-level financial covenants.

As of September 30, 2019, all of our outstanding debt had fixed interest rates or had been swapped to fixed interest rates, except the $220.0 million non-recourse mortgage on the Hilton San Diego Bayfront, which is subject to an interest rate cap agreement that caps the interest rate at 6.0% until December 2020. Our remaining mortgage debt is in the form of single asset non-recourse loans rather than cross-collateralized multi-property pools. In addition to our mortgage debt, as of September 30, 2019, we have two unsecured corporate-level term loans as well as two unsecured corporate-level senior notes. We currently believe this structure is appropriate for the operating characteristics of our business as it isolates risk and provides flexibility for various portfolio management initiatives, including the sale of individual hotels subject to existing debt.

As of September 30, 2019, we have no outstanding amounts due under our credit facility.

We may in the future seek to obtain mortgages on one or more of our 16 unencumbered hotels (subject to certain stipulations under our unsecured term loans and senior notes), 14 of which are currently held by subsidiaries whose interests are pledged to our credit facility. Our 16 unencumbered hotels include: Boston Park Plaza; Courtyard by Marriott Los Angeles; Embassy Suites Chicago; Hilton Garden Inn Chicago Downtown/Magnificent Mile; Hilton New Orleans St. Charles; Hyatt Centric Chicago Magnificent Mile; Hyatt Regency San Francisco; Marriott Boston Long Wharf; Marriott Portland; Oceans Edge Resort & Marina; Renaissance Harborplace; Renaissance Long Beach; Renaissance Los Angeles Airport; Renaissance Orlando at SeaWorld®; Renaissance Westchester; and Wailea Beach Resort. Should we obtain secured financing on any or all of our unencumbered hotels, the amount of capital available through our credit facility may be reduced. Upon completion of the sale of the Courtyard by Marriott Los Angeles, we will have 15 unencumbered hotels, 13 of which will be pledged to our credit facility.

Contractual Obligations. The following table summarizes our payment obligations and commitments as of September 30, 2019 (in thousands):

	Payment due by period
		Less Than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$977,058	$8,237	$496,748	$107,249	$364,824
Interest obligations on notes payable (1)	162,094	41,574	54,883	35,591	30,046
Finance lease obligation, including imputed interest (2) (3)	109,766	1,403	2,806	2,806	102,751
Operating lease obligations, including imputed interest (2) (4)	113,975	7,506	15,165	15,379	75,925
Payments-in-lieu of taxes obligation	63,852	894	1,789	1,789	59,380
Construction commitments	53,331	53,331	—	—	—
Employment obligations	1,325	1,325	—	—	—
Total	$1,481,401	$114,270	$571,391	$162,814	$632,926

(1)	Interest on our variable-rate debt obligation is calculated based on the variable rate at September 30, 2019, and includes the effect of our interest rate derivative agreements.
(2)	See Note 9 – Leases in the Notes to the Unaudited Consolidated Financial Statements (Item 1 of this Form 10-Q).
(3)	Finance lease obligation does not include the ground lease on the Courtyard by Marriott Los Angeles, which was classified as held for sale as of September 30, 2019.
(4)	Operating lease obligations on one of our ground leases expiring in 2071 requires a reassessment of rent payments due after 2025, agreed upon by both us and the lessor; therefore, no amounts are included in the above table for this ground lease after 2025.

Capital Expenditures and Reserve Funds

We believe we maintain each of our hotels in good repair and condition and in general conformity with applicable franchise and management agreements, ground, building and air leases, laws and regulations. Our capital expenditures primarily relate to the ongoing maintenance of our hotels and are budgeted in the reserve accounts described in the following paragraph. We also incur capital expenditures for cyclical renovations, hotel repositionings and development. We invested $75.3 million in our portfolio and other assets during the first nine months of 2019. As of September 30, 2019, we have contractual construction commitments totaling $53.3 million for ongoing renovations. If we renovate or develop additional hotels or other assets in the future, our capital expenditures will likely increase.

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for all of our hotels subject to first mortgage liens, we are obligated to maintain an FF&E reserve account for future planned and emergency-related capital expenditures at these hotels. The amount funded into each of these reserve accounts is determined pursuant to the management, franchise and loan agreements for each of the respective hotels, ranging between zero and 5.0% of the respective hotel’s applicable annual revenue. As of September 30, 2019, our balance sheet includes restricted cash of $42.6 million, which was held in FF&E reserve accounts for future capital expenditures at the majority of the 21 Hotels. According to certain loan agreements, reserve funds are to be held by the lenders or managers in restricted cash accounts, and we are not required to spend the entire amount in such reserve accounts each year.

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

	First	Second	Third	Fourth
Revenues	Quarter	Quarter	Quarter	Quarter	Total
2018:
Total revenues	$271,446	$317,447	$289,308	$280,852	$1,159,053
Held for sale hotel revenues (1)	(3,125)	(3,167)	(3,354)	(2,916)	(12,562)
Sold hotel revenues (2)	(23,610)	(24,514)	(12,440)	(6,501)	(67,065)
Non-hotel revenues (3)	(832)	(21)	(25)	(4,987)	(5,865)
Total Comparable Portfolio revenues (4)	$243,879	$289,745	$273,489	$266,448	$1,073,561
Quarterly Comparable Portfolio revenues as a percentage of total annual revenues	22.7%	27.0%	25.5%	24.8%	100.0%

2019:
Total revenues	$257,680	$302,896	$281,639
Held for sale hotel revenues (1)	(3,070)	(3,252)	(3,337)
Non-hotel revenues (3)	(23)	(25)	(22)
Total Comparable Portfolio revenues (4)	$254,587	$299,619	$278,280

(1)	Held for sale hotel revenues include those generated by the Courtyard by Marriott Los Angeles, which was classified as held for sale as of September 30, 2019.
(2)	Sold hotel revenues include those generated by the Six Sold Hotels, which we sold in January 2018, July 2018, October 2018 and December 2018.
(3)	Non-hotel revenues include the amortization of favorable and unfavorable tenant lease contracts received in conjunction with our acquisitions of the Boston Park Plaza, the Hilton Garden Inn Chicago Downtown/Magnificent Mile, the Hyatt Regency San Francisco and the Wailea Beach Resort. Non-hotel revenues for the first quarter and fourth quarter of 2018 also include business interruption insurance proceeds of $0.8 million and $5.0 million, respectively, for the Oceans Edge Resort & Marina.
(4)	Total Comparable Portfolio revenues include those generated by our 20 hotel Comparable Portfolio.

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

●	Impairment of long-lived assets. We will impair a long-lived asset when indicators of an impairment are present, and the future undiscounted net cash flows expected to be generated by the asset are less than the carrying amount of the asset. No single indicator would necessarily result in our preparing an estimate to determine if the future undiscounted cash flows are less than the book value of the asset. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that an asset requires an estimate of the undiscounted cash flows to determine if an impairment of the asset has occurred. If such asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We perform a fair value assessment, using a discounted cash flow analysis to estimate the fair value of the asset, taking into account the asset’s expected cash flow from operations, our estimate of how long we plan to own the asset and estimated proceeds from the disposition of the asset. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition and terminal capitalization rate. Our judgment is required in determining the discount rate applied to estimated cash flows, the estimated growth of revenues and expenses, net operating income and margins, the need for capital expenditures, as well as specific market and economic conditions.

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

As of September 30, 2019, 77.5% of our debt obligations are fixed in nature, which largely mitigates the effect of changes in interest rates on our cash interest payments. If the market rate of interest on our variable-rate debt increases or decreases by 100 basis points, interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by approximately $2.2 million based on the variable rate at September 30, 2019. After adjusting for the noncontrolling interest in the Hilton San Diego Bayfront, this increase or decrease in interest expense would increase or decrease, respectively, our future consolidated earnings and cash flows by $1.7 million, based on the variable rate at September 30, 2019.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 — July 31, 2019	3,108,261	$ 13.21
August 1, 2019 — August 31, 2019	236,584	$ 13.25
September 1, 2019 — September 30, 2019	—	—
Total	3,344,845	$ 13.21	3,777,309	$ 250,075,548	(1)

(1)	On February 17, 2017, the Company’s board of directors authorized a stock repurchase program to acquire up to an aggregate of $300.0 million of the Company’s common and preferred stock. As of September 30, 2019, the Company has repurchased 3,777,309 shares of its common stock for a total purchase price of $50.0 million, including fees and commissions, leaving approximately $250.1 million of remaining authorized capacity under the stock repurchase program. Future repurchases will depend on various factors, including the Company’s capital needs, as well as the Company’s common and preferred stock price.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as a part of this report:

Exhibit Number	Description
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

10.1

Form of Amended and Restated Employment Agreement by and between Sunstone Hotel Investors, Inc. and Executive Officers of Sunstone Hotel Investors, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by the Company on November 4, 2019).

10.2

2004 Long-Term Incentive Plan of Sunstone Hotel Investors, Inc., as amended and restated effective November 1, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by the Company on November 4, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunstone Hotel Investors, Inc.

Date: November 5, 2019	By:	/s/ Bryan A. Giglia
Bryan A. Giglia (Chief Financial Officer and Duly Authorized Officer)